Form 10-Q
period 1993-11-30
SKYLINE CORP
filed 1994-01-14
CIK 90896

                           SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON,  D.C.      20549

                                        FORM 10-Q


                       Quarterly Report Under Section 13 or 15 (d)
                         of the Securities Exchange Act of 1934

                         For the Quarter Ended November 30, 1993

                               Commission File No. 1-4714


                                   SKYLINE CORPORATION

                 (Exact name of registrant as specified in its charter)


           INDIANA                             35-1038277

  (State of Incorporation)          (IRS Employer Identification No.)


      P. O. Box 743,     2520 By-Pass Road    Elkhart, IN    46515

           (Address of principal executive offices)          (Zip)


                              294-6521                   (219)
                      (Registrant's telephone number)  (Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                            Yes  X    No

Securities registered pursuant to Section 12(b) of the Act:


                                    Shares Outstanding
           Title of Class            January 14, 1994

            Common stock                11,217,144

                              SKYLINE CORPORATION

                          Form 10-Q Quarterly Report

                                     INDEX



Part I.    Financial Information

  Item 1.  Financial Statements:
                Condensed Consolidated Balance Sheets as of
                   November 30, 1993 and May 31, 1993

                 Consolidated Statements of Earnings and
                    Retained Earnings for the three and
                    six month periods ended November 30,
                    1993 and 1992

                 Consolidated Statements of Cash Flows
                    for the six month periods ended
                    November 30, 1993 and 1992

                 Notes to the Consolidated Financial
                    Statements

                 Report of Independent Accountants

  Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

Part II.         Other Information

  Item 1.        Legal Proceedings

  Item 6.        Exhibits and Reports on Form 8-K

  Signatures

                      Skyline Corporation and Subsidiary Companies
                          Condensed Consolidated Balance Sheets

(Dollars in thousands)

ASSETS                                   November 30, 1993   May 31, 1993
                                          (Unaudited)

Current Assets:
   Cash and temporary cash investments      $  11,070        $   8,787
   Treasury Bills, at cost plus accrued
    interest                                   13,774            4,885
   Accounts receivable, net                    37,055           40,736
   Inventories                                 17,119           10,724
   Other current assets and prepaid
    income taxes                                4,260            3,017

       Total current assets                    83,278           68,149

Investments in U.S. Treasury Note              90,186           90,197
Property, Plant and Equipment, at Cost:
   Land                                         3,840            3,651
   Buildings and improvements                  44,185           42,158
   Machinery and equipment                     19,445           18,641
                                               67,470           64,450

   Less accumulated depreciation               38,648           37,318

                                               28,822           27,132

Other Assets                                    2,746            3,033

                                            $ 205,032        $ 188,511


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade                  $  15,831        $   9,672
   Accrued liabilities                         19,717           14,175
   Income taxes                                   806              890

      Total current liabilities                36,354           24,737

Other Deferred Liabilities                      2,267            1,945
Commitments and Contingencies                       -                -

Shareholders' Equity:
   Common stock                                   312              312
   Additional paid-in capital                   4,928            4,928
   Retained earnings                          161,171          156,589

   Total shareholders' equity                 166,411          161,829

                                            $ 205,032        $ 188,511


The accompanying notes are a part of the consolidated financial statements.

                   Skyline Corporation and Subsidiary Companies
           Consolidated Statements of Earnings and Retained Earnings
     For the Three and Six Month Periods Ended November 30, 1993 and 1992
                               (Unaudited)
(Dollars in thousands except per share data)

                               Three Months Ended          Six Months Ended
                                   November 30                November 30
                               1993         1992          1993        1992
Manufactured housing sales  $ 115,038    $  97,151     $ 221,273   $ 182,944
Recreational vehicle sales     30,273       30,460        60,205      60,376
   Total sales                145,311      127,611       281,478     243,320
Cost of sales                 121,716      108,525       237,765     207,985
   Gross profit                23,595       19,086        43,713      35,335
Selling & administrative
 expenses                      18,002       15,925        34,660      29,811
   Operating earnings           5,593        3,161         9,053       5,524
Interest income                 1,475        1,515         2,916       2,978
Gain (loss) on sale of prop-
 erty, plant and equipment         10           (7)           10         746
   Earnings before income
     taxes                      7,078        4,669        11,979       9,248
Provision for income taxes:
   Federal                      2,330        1,500         3,900       2,975
   State                          475          300           805         590
                                2,805        1,800         4,705       3,565
Earnings before cumulative
 effect of accounting change    4,273        2,869         7,274       5,683
Cumulative effect of accoun-
 ting change                        -            -             -        (370)

Net earnings                    4,273        2,869         7,274       5,313

Retained earnings, begin-
 ning of period               158,244      153,130       156,589     152,032
                              162,517      155,999       163,863     157,345
   Less cash dividends paid     1,346        1,346         2,692       2,692
Retained earnings,
 end of period              $ 161,171    $ 154,653     $ 161,171   $ 154,653


Earnings per share before
 cumulative effect of accoun-
 ting change                     $.38         $.26          $.65        $.51
Cumulative effect per share of
 accounting change                  -            -             -        (.03)

Net earnings per share           $.38         $.26          $.65        $.48

Cash dividends per share         $.12         $.12          $.24        $.24



Per share data based on 11,217,144 common shares outstanding.
The accompanying notes are a part of the consolidated financial statements.

              Skyline Corporation and Subsidiary Companies
                 Consolidated Statements of Cash Flows
       For the six month periods ended November 30, 1993 and 1992
                      Increase (decrease) in Cash
                              (Unaudited)

(Dollars in Thousands)
                                                     1993        1992

Cash Flows From Operating Activities:
  Net earnings                                    $  7,274    $  5,313
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Interest income earned on U.S. Treasury Bills
   and Notes                                        (2,767)     (2,811)
Cumulative effect of accounting change                   -         370
Depreciation                                         1,330       1,280
Amortization of discount or premium on
  U.S. Treasury Notes                                   11          11
 Gain on sale of property, plant and
  equipment                                            (10)       (746)
 Working Capital Items:
  Accounts receivable                                3,681       1,196
Inventories                                         (6,395)     (9,734)
  Other current assets and income taxes             (1,243)     (1,323)
  Accounts payable, trade                            6,159       4,394
  Accrued liabilities                                5,542       3,894
  Income taxes payable                                 (84)       (696)
Other assets                                           287         (11)
Other deferred liabilities                             322         143

    Total Adjustments                                6,833      (4,033)

Net cash provided by operating activities          $14,107    $  1,280


Cash Flows From Investing Activities:
  Proceeds from sale of U.S. Treasury Bills              -      12,943
  Purchase of U.S. Treasury Bills                   (8,699)     (9,443)
  Interest received from U.S. Treasury Notes         2,577       2,578
  Proceeds from sale of property, plant
   and equipment                                        10       1,154
  Purchase of property, plant and equipment         (3,020)     (1,907)


   Net cash (used in) provided by investing
    activities                                      (9,132)      5,325


Cash Flows From Financing Activities:
  Cash dividends paid                               (2,692)     (2,692)
  Net cash used in financing activities             (2,692)     (2,692)

Net increase in cash                                 2,283       3,913

Cash at beginning of year                            8,787       4,385


Cash at end of quarter                            $ 11,070     $ 8,298


The accompanying notes are a part of the consolidated financial statements.

       Skyline Corporation and Subsidiary Companies
    Notes To The Consolidated Financial Statements For
The Three and Six Month Periods Ended November 30, 1993 and 1992



The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1993 and the consolidated changes in cash for the six month periods ended November 30, 1993 and 1992, and the consolidated results of operations for the three and six month periods ended November 30, 1993 and 1992.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's latest annual report on Form 10-K.

The financial data included herein has been subjected to a limited review by Price Waterhouse, the registrant's independent accountants, whose report is included in this filing.

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Inventories at November 30, 1993 and May 31, 1993 are as follows:




                     Finished      Work In

                       Goods       Process      Materials       Total



May 31, 1993       $ 1,192,000   $ 3,885,000   $ 5,647,000   $10,724,000


November 30, 1993  $ 4,462,000   $ 4,534,000   $ 8,123,000   $17,119,000

The Corporation and its subsidiaries were contingently liable at November 30, 1993, under agreements to purchase repossessed units, on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.


The Corporation is a party to various pending legal proceedings in the normal course of business. It is impossible to evaluate the potential liability, if any, at this time. However, management believes that it is probable that the Corporation's insurance would offset any material losses and that any uninsured losses resulting from such proceedings would not have a material adverse effect on the Corporation's result of operations or financial position.

The Corporation's board of directors authorized the repurchase of up to 1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. The purchases will be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide.

                              Report of Independent Accountants


January 13, 1994

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying condensed consolidated balance sheet as of November 30, 1993 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1993 and 1992 and the consolidated statements of cash flows for the six-month periods ended November 30, 1993 and 1992 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1993, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 15, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE
Chicago, Illinois
              Skyline Corporation and Subsidiary Companies
     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations




Liquidity and Capital Resources


At November 30, 1993 cash and investments in U.S. Treasury Bills totaled $24,844,000 an increase of $11,172,000 from $13,672,000 at May 31, 1993.
Working capital at November 30, 1993 amounted to $46,924,000 compared to $43,412,000 at May 31, 1993. The increase in cash and investments in U.S. Treasury Bills was due primarily to net earnings, a reduction of accounts receivable, and an increase in accrued marketing programs. Capital expenditures amounted to $ 3,020,000 in 1993 compared to $1,907,000 in the first six months of the prior year. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing technology and increase manufacturing efficiencies. The cash provided by operating activities in fiscal 1994 is expected to be adequate to fund any capital expenditures which may become necessary during the year.

Results of Operations for the Three Months Ended November 30, 1993
Sales in the quarter ended November 30, 1993 amounted to $145,311,000 an increase of $17,700,000 from $127,611,000 for the same quarter of the prior year. Manufactured housing sales increased 18.4 percent to
$115,038,000 in 1993 compared to $97,151,000 in 1992. Manufactured housing unit sales increased to 5,150 compared to 4,975 in 1992. Sales of recreational vehicles decreased 0.6 percent to $30,273,000 during the second quarter of fiscal 1994 compared to the $30,460,000 reported for the second
quarter of fiscal 1993.   Recreational vehicle unit sales decreased to 2,536
compared to 2,702 in 1992.

Skyline's performance for the second quarter and the first half of fiscal 1994 reflects the continuation of a positive sales trend that first became evident during the third quarter of fiscal 1993. Fueling the trend is an increased demand for manufactured housing that seems to indicate an easing of recessionary conditions in most parts of the country.

Cost of sales in 1993 decreased slightly to 83.8 percent of sales compared to 85.0 percent in 1992. Selling and administrative expenses in 1993 decreased as a percent of sales to 12.4 percent compared to 12.5 percent in 1992.

Interest income amounted to $1,475,000 in 1993 compared to $1,515,000 in 1992. The decrease in interest income was due to lower interest rates. Income Taxes

The provision for federal income tax approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxing entities.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change in accounting for income taxes on prior years was $370,000 or $.03 per share.

                                           PART II



Item 1.  Legal Proceedings
Information with respect to this item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1993, heretofore filed by the registrant with the Commission.

Item 6.  Exhibits and reports on Form 8-K
(a)  Exhibits - none
(b)       Reports on Form 8-K
          1) A report was filed on September 21, 1993, reporting the election of directors at the Annual Meeting of Shareholders on September 20, 1993, and the election of officers at the Annual Meeting of the Board of Directors held on the same date.
          2) A report was filed on December 21, 1993, reporting the Company's intent to repurchase up to 1.2 million shares of its common stock, or approximately ten percent of its outstanding shares.

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SKYLINE CORPORATION





DATE:      January 14, 1994                   /S/ Joseph B. Fanchi
                                                    Joseph B. Fanchi
                                               V.P. Finance & Treasurer,
                                                Chief Financial Officer




DATE:      January 14, 1994                   /S/ James R. Weigand
                                                    James R. Weigand
                                                  Corporate Controller