Form 10-Q
period 1994-02-28
SKYLINE CORP
filed 1994-04-12
CIK 90896

                       SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


                    For the Quarter Ended February 28, 1994

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

               Title of Class             April 12 1994

                Common stock                11,217,144

                            SKYLINE CORPORATION

                         Form 10-Q Quarterly Report

                                   INDEX



    Part I.    Financial Information

      Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheets as of
                     February 28, 1994 and May 31, 1993

                  Consolidated Statements of Earnings and
                     Retained Earnings for the three and
                     nine month periods ended February 28,
                     1994 and 1993

                  Consolidated Statements of Cash Flows
                     for the nine month periods ended
                     February 28, 1994 and 1993

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

      Item 1.     Legal Proceedings

      Item 6.     Exhibits and Reports on Form 8-K

      Signatures

                  Skyline Corporation and Subsidiary Companies
                     Condensed Consolidated Balance Sheets

(Dollars in thousands)

ASSETS                             February 28, 1994   May 31, 1993
                                          (Unaudited)

Current Assets:
   Cash and temporary cash investments      $  10,625        $   8,787
   Treasury Bills, at cost plus accrued
    interest                                    1,989            4,885
   Accounts receivable, net                    43,546           40,736
   Inventories                                 22,838           10,724
   Other current assets and prepaid
    income taxes                                5,208            3,017

       Total current assets                    84,206           68,149

Investments in U.S. Treasury Notes             89,909           90,197
Property, Plant and Equipment, at Cost:
   Land                                         3,848            3,651
   Buildings and improvements                  45,195           42,158
   Machinery and equipment                     19,741           18,641
                                               68,784           64,450

   Less accumulated depreciation               39,418           37,318

                                               29,366           27,132

Other Assets                                    2,591            3,033

                                            $ 206,072        $ 188,511


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade                  $  14,470        $   9,672
   Accrued liabilities                         21,758           14,175
   Income taxes                                     -              890

      Total current liabilities                36,228           24,737

Other Deferred Liabilities                      2,339            1,945
Commitments and Contingencies                       -                -

Shareholders' Equity:
   Common stock                                   312              312
   Additional paid-in capital                   4,928            4,928
   Retained earnings                          162,265          156,589

   Total shareholders' equity                 167,505          161,829

                                            $ 206,072        $ 188,511


The accompanying notes are a part of the consolidated financial statements.

                   Skyline Corporation and Subsidiary Companies
           Consolidated Statements of Earnings and Retained Earnings
     For the Three and Nine Month Periods Ended February 28, 1994 and 1993.
                                   (Unaudited)
(Dollars in thousands except per share data)

                               Three Months Ended         Nine Months Ended
                                   February 28               February 28
                               1994         1993          1994        1993
Manufactured housing sales  $  99,870    $  81,580     $ 321,143   $ 264,524
Recreational vehicle sales     30,862       28,791        91,067      89,167
   Total sales                130,732      110,371       412,210     353,691
Cost of sales                 111,435       94,833       349,200     302,818
   Gross profit                19,297       15,538        63,010      50,873
Selling & administrative
 expenses                      16,687       14,475        51,347      44,286
   Operating earnings           2,610        1,063        11,663       6,587
Interest income                 1,438        1,329         4,354       4,307
Gain on sale of property
 plant and equipment                -            -            10         746
   Earnings before income
     taxes and cumulative
     effect of accounting
     change                     4,048        2,392        16,027      11,640
Provision for income taxes:
   Federal                      1,335          770         5,235       3,745
   State                          273          150         1,078         740
                                1,608          920         6,313       4,485
Earnings before cumulative
 effect of accounting change    2,440        1,472         9,714       7,155
Cumulative effect of accoun-
 ting change                        -            -             -        (370)

Net earnings                    2,440        1,472         9,714       6,785

Retained earnings, begin-
 ning of period               161,171      154,653       156,589     152,032
                              163,611      156,125       166,303     158,817
   Less cash dividends paid     1,346        1,346         4,038       4,038
Retained earnings,
 end of period              $ 162,265    $ 154,779     $ 162,265   $ 154,779


Earnings per share before
 cumulative effect of accoun-
 ting change                     $.22         $.13          $.87        $.64
Cumulative effect per share of
 accounting change                  -            -             -        (.03)
Net earnings per share     $.22         $.13          $.87        $.61

Cash dividends per share   $.12         $.12          $.36        $.36


Common shares outstanding  11,217,144   11,217,144    11,217,144  11,217,144
The accompanying notes are a part of the consolidated financial statements.

              Skyline Corporation and Subsidiary Companies
                 Consolidated Statements of Cash Flows
       For the nine month periods ended February 28,1994 and 1993
                      Increase (decrease) in Cash
                              (Unaudited)

(Dollars in Thousands)
                                                     1994        1993

Cash Flows From Operating Activities:
  Net earnings                                    $  9,714    $  6,785

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Interest income earned on U.S. Treasury Bills
     and Notes                                      (4,142)     (4,164)
   Cumulative effect of accounting change                -         370
   Depreciation                                      2,103       1,983
   Amortization of discount or premium on
     U.S. Treasury Notes                                16          16
   Gain on sale of property, plant and
     equipment                                         (10)       (746)
   Working Capital Items:
     Accounts receivable                            (2,810)     (8,871)
     Inventories                                   (12,114)    (11,984)
     Other current assets and income taxes          (2,191)       (160)
     Accounts payable, trade                         4,798       1,570
     Accrued liabilities                             7,583       4,818
     Income taxes payable                             (890)        297
   Other assets                                        442         (92)
   Other deferred liabilities                          394         214

     Total Adjustments                              (6,821)    (16,749)

 Net cash provided by (used in)operating
   activities                                      $ 2,893   $  (9,964)


Cash Flows From Investing Activities:
  Proceeds from sale of U.S. Treasury Bills         11,866      22,612
  Proceeds from sale of U.S. Treasury Notes         30,000           -
  Purchase of U.S. Treasury Bills                   (8,700)     (9,443)
  Purchase of U.S. Treasury Notes                  (29,728)          -
  Interest received from U.S. Treasury Notes         3,872       3,867
  Proceeds from sale of property, plant
   and equipment                                        10       1,157
  Purchase of property, plant and equipment         (4,337)     (2,679)

   Net cash provided by investing
    activities                                       2,983      15,514

Cash Flows From Financing Activities:
  Cash dividends paid                               (4,038)     (4,038)
  Net cash used in financing activities             (4,038)     (4,038)

Net increase in cash                                 1,838       1,512

Cash at beginning of year                            8,787       4,385


Cash at end of quarter                            $ 10,625     $ 5,897


The accompanying notes are a part of the consolidated financial statements.
       Skyline Corporation and Subsidiary Companies
    Notes To The Consolidated Financial Statements For
The Three and Nine Month Periods Ended February 28, 1994 and 1993



The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 1994 and the consolidated changes in cash for the nine month periods ended February 28, 1994 and 1993, and the consolidated results of operations for the three and nine month periods ended February 28, 1994 and 1993.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Inventories at February 28, 1994 and May 31, 1993 are as follows:




                     Finished      Work In

                       Goods       Process      Materials       Total



May 31, 1993       $ 1,192,000   $ 3,885,000   $ 5,647,000   $10,724,000


February 28, 1994  $ 9,430,000   $ 4,656,000   $ 8,752,000   $22,838,000

The Corporation and its subsidiaries were contingently liable at February 28, 1994 under agreements to purchase repossessed units, on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.


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

The Corporation's board of directors authorized the repurchase of up to
1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. The purchases would be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide.

                       Report of Independent Accountants


March 15, 1994

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying condensed consolidated balance sheet as of February 28, 1994 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 28, 1994 and 1993 and the consolidated statements of cash flows for the nine-month periods ended February 28, 1994 and 1993 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

Liquidity and Capital Resources

At February 28, 1994 cash and investments in U.S. Treasury Bills totaled $12,614,000, a decrease of $1,058,000 from $13,672,000 at May 31, 1993.
Working capital at February 28, 1994 amounted to $47,978,000 compared to $43,412,000 at May 31, 1993. The decrease in cash and investments in U.S. Treasury Bills was due primarily to an increase in inventories and capital additions. Capital expenditures amounted to $ 4,337,000 in 1994 compared to $2,679,000 in the first nine months of the prior year. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. The cash provided by operating activities in fiscal 1994 is expected to be adequate to fund any capital expenditures which may become necessary during the year.

Results of Operations for the Quarter and Nine Months Ended
February 28, 1994.
Sales in the quarter ended February 28, 1994 amounted to $130,732,000, an increase of $20,361,000 from $110,371,000 for the same quarter of the prior year. Manufactured housing sales increased 22.4 percent to $99,870,000 in 1994 compared to $81,580,000 in 1993. Manufactured housing unit sales increased to 4,364 compared to 4,127 in 1993. Sales of recreational vehicles increased 7.2 percent to $30,862,000 during the third quarter of fiscal 1994 compared to the $28,791,000 reported for the
third quarter of fiscal 1993.   Recreational vehicle unit sales decreased
to 2,535 compared to 2,568 in 1993.

Sales during the first nine months of fiscal 1994 amounted to $412,210,000, an increase of 58,519,000 from $353,691,000 for the same time period of the prior year. Manufactured housing sales increased 21.4 percent to $321,143,000 in 1994 compared to $264,524,000 in 1993.
Manufactured housing unit sales increased to 14,369 compared to 13,418 in 1993. Sales of recreational vehicles increased 2.1 percent to $91,067,000 during the first nine months of fiscal 1994 compared to $89,167,000 reported for fiscal 1993. Recreational vehicle unit sales decreased to 7,839 compared to 8,139 in 1993.

Skyline's performance for the third quarter and the first nine months of fiscal 1994 reflects the continuation of a positive sales trend that first became evident during the third quarter of fiscal 1993.

Fueling the trend is an increased demand for manufactured housing that seems to indicate an easing of recessionary conditions in most parts of the country.
Cost of sales in the third quarter of fiscal 1994 decreased slightly to
85.2 percent of sales compared to 85.9 percent in 1993. Cost of sales for the first nine months of fiscal 1994 decreased to 84.7 percent compared to 85.6 percent in fiscal 1993. These decreases are due to increased sales volume and continued cost containment efforts.
Selling and administrative expenses in the third quarter of fiscal 1994 decreased as a percent of sales to 12.8 percent compared to 13.1 percent in 1993. Selling and administrative expenses for the first nine months of fiscal 1994 and 1993 were 12.5 percent of sales.
Interest income amounted to $1,438,000 in the third quarter of fiscal 1994 compared to $1,329,000 in 1993. The increase in interest income was due to higher interest rates.
Income Taxes
The provision for federal income tax approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxing entities. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change in accounting for income taxes on prior years was $370,000 or $.03 per share.

                                                 PART II

Item 1.  Legal Proceedings
Information with respect to this item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1993, heretofore filed by the registrant with the Commission.
Item 6.  Exhibits and reports on Form 8-K
(a)  Exhibit (3)(ii) By-laws, as amended
(b) Reports on Form 8-K
    1) A report was filed on March 30, 1994 reporting an amendment to the bylaws regarding responsibilities of the Corporate Controller.
                                               SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SKYLINE CORPORATION

DATE:     APRIL 12, 1994                        /S/ Joseph B. Fanchi
                                                    Joseph B. Fanchi
                                               V. P. Finance & Treasurer,
                                                 Chief Financial Officer

DATE:     APRIL 12, 1994                        /S/ James R. Weigand
                                                    James R. Weigand
                                                  Corporate Controller