Form 10-K
period 1994-05-31
SKYLINE CORP
filed 1994-08-08
CIK 90896

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1994    Commission File No. 1-4714

                               SKYLINE CORPORATION
              (Exact name of registrant as specified in its charter)

               Indiana                            35-1038277
      (State of Incorporation)         (IRS Employer Identification No.)

   2520 Bypass Road, Elkhart, Indiana                46514
(Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  219-294-6521

           Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 21, 1994               which Registered

Common Stock              11,157,244           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                  Title of Class

                                       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                           NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   X

The aggregate market value of the voting stock held by non-affiliates of the registrant (9,573,529 shares) based on the closing price on the New York Stock Exchange on August 1, 1994 was $181,897,051.

                       DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                  Form 10-K

Proxy Statement dated August 2, 1994        Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 19, 1994.

                                    FORM 10-K
                              CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1994 Annual Meeting of Shareholders to be held on September 19, 1994 (its "1994 Proxy Statement"). The following cross-reference index shows the page locations in the 1994 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1994 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                           1994
                                               Form         Proxy
                                               10-K       Statement

           PART I

Item 1.    Business...........................   5

Item 2.    Properties.........................  11

Item 3.    Legal Proceedings..................  12

Item 4.    Submission of Matters to a Vote
           of Security Holders................  12

           PART II

Item 5.    Market for the Registrant's Common
           Stock and Related Stockholder
           Matters............................  12

Item 6.    Selected Financial Data............  13

Item 7.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations..........  14

Item 8.    Financial Statements and
           Supplementary Data:
             Index to Consolidated Financial
               Statements.....................  16
             Report of Independent Accountants  17
             Consolidated Balance Sheets......  18
             Consolidated Statements of
               Earnings.......................  20
             Consolidated Statements of
               Retained Earnings..............  21
             Consolidated Statements of
               Cash Flows ....................  22
             Notes to Consolidated Financial
               Statements.....................  24
             Financial Summary by Quarter.....  28

                                    FORM 10-K
                              CROSS-REFERENCE INDEX
                                   (Continued)

                                                            1994
                                               Form         Proxy
                                               10-K       Statement
Item 9.    Changes in and disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  29

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  29             3

Item 11.   Executive Compensation.............                 6

Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  30

           PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

            (a)  1. Financial Statements......  30
                 2. Schedule I - Marketable
                       Securities - Other
                       Investments............  31
                      All other schedules are
                       omitted because they are
                       not applicable or the
                       required information is
                       shown in the financial
                       statements or notes
                       thereto.
                 3. Index to Exhibits.........  32

            (b)Reports on Form 8K.............  32

SIGNATURES.....................................  33

                                      PART I

Item 1.    Business

           General Development of Business

           Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the "Company") design, produce and distribute manufactured housing (mobile homes) and recreational vehicles (travel trailers including park models and fifth wheels).

           The Company, which is one of the largest manufacturers of manufactured homes in the United States, produced 19,467 manufactured homes in fiscal year 1994.

           The Company's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18' and double wide widths of 20', 24', 26' and 28'.

           The Company's recreational vehicles are sold under the "Aljo", "Aljo Deluxe", "Aljo Alliance", "Layton", "Layton Deluxe", "Layton Celebrity", "MountainView", "Outland", "Nomad", "Nomad Deluxe" and "Nomad Century" trademarks for travel trailers and fifth wheels and the "WeekEnder" trademark for truck campers.

           In fiscal year 1994 manufactured homes represented 76% of total sales, while recreational vehicles accounted for the remaining 24%. In the prior year the sales dollars were 74% manufactured homes and 26% recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

           Narrative Description of Business

           Principal Markets

           The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be young marrieds and senior citizens, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

           The recreational vehicle market is made up of vacationing middle income families, retired couples traveling around the country and sportsmen pursuing four-season hobbies.
           Method of Distribution

           The Company's manufactured homes are distributed by approximately 1,250 dealers at 1,900 locations throughout the United States and recreational vehicles are distributed by approximately 600 dealers at 750 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

           The Company provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. The warranties are backed by a corporate service department and an extensive field service system.

           The Company's products are sold to dealers on a cash basis. Payments to the Company are made either directly by the dealer or by financial institutions which have agreed to finance dealer purchases of the Company's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Company to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Company will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Company. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years.

           Raw Materials and Supplies

           The Company is basically an assembler of components purchased from outside sources. The major components used by the Company are lumber, plywood, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time, the Company is obtaining sufficient materials to fulfill its needs.

           Patents, Trademarks, Licenses, Franchises and Concessions

           The Company does not rely upon any terminable or nonrenewable rights such as patents or licenses or franchises under the trademarks or patents of others, in the conduct of any segment of its business.

           Seasonal Fluctuations

           While the Company maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Company's northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

           Inventory

           The Company does not build significant inventories of either finished goods or raw materials at any time. It does not deliver on consignment.

           Dependence Upon Individual Customers

           The Company does not rely upon any single dealer for a significant percentage of its business in any industry segment.

           Backlog

           The Company does not consider as significant in its business the existence and extent of backlog at any given date. Because the Company's production is based on dealers' orders, which continuously fluctuate, and a relatively short manufacturing cycle, the existence of a backlog does not provide a reliable indication of the status of the Company's business.

           Government Contracts

           Two divisions of the Company have government contracts that provide a small subsidy for making its electrically heated homes more energy efficient.

           Competitive Conditions

           The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Manufactured Housing Institute advised that approximately 100 manufacturers produced 254,200 homes in calendar year 1993. In the same period, the Company produced 18,754 units for a 7.4% market share. In calendar year 1992, approximately 100 manufacturers produced 210,800 homes. In that period the Company produced 16,470 homes for a 7.8% market share.

           The recreational vehicle industry produced 420,200 units in calendar year 1993 compared to 389,800 units in calendar year 1992. The following table shows the Company's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1993  Calendar Year 1992

                                  Industry Skyline    Industry Skyline

           Travel Trailers          69,700   7,876    70,600    7,570

           Fifth Wheels             43,900   3,509    38,900    3,174

           Truck Campers            10,900      63    10,600        0


           Both the manufactured housing and recreational vehicle segments of the Company's business are dependent upon the availability of financing to dealers and retail financing. Consequently, increases in interest rates and/or tightening of credit through governmental action or otherwise have adversely affected the Company's business in the past and may do so in the future.

           The Company considers it impossible to predict the future occurrence, duration or severity of cost or availability problems in financing either manufactured homes or recreational vehicles. To the extent that they recur, such public concerns will affect sales of the Company's products.

           Regulation

           The manufacture, distribution and sale of manufactured homes and recreational vehicles are subject to government regulations in both the United States and Canada, at federal, state or provincial and local levels.

           Environmental Quality

           The Company believes that compliance with federal, state and local requirements respecting environmental quality will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.

           Other Regulations

           The U.S. Department of Housing and Urban Development (HUD) has set national manufactured home construction and safety standards and implemented recall and other regulations since 1976. The National Mobile Home Construction and Safety Standards Act of 1974, as amended, under which such standards and regulations are promulgated, prohibits states from establishing or continuing in effect any manufactured home standard that is not identical to the federal standards as to any covered aspect of performance. Implementation of these standards and regulations involves inspection agency approval of manufactured home designs, plant and home inspection by states or other HUD-approved third parties, manufacturer certification that the standards are met, and possible recalls if they are not or if homes contain safety hazards. HUD is currently reviewing the plan approval inspection system and developing new energy conservation standards. At present, it is not possible to predict what changes may result, or their effect on the industry.

           Some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. In addition, the Company has voluntarily subjected itself to third party inspection of all of its products nationwide in order to further assure the Company, its dealers, and customers of compliance with established standards.

           The Company's travel trailers continue to be subject to safety standards and recall and other regulations promulgated by the U.S. Department of Transportation under the National Traffic and Motor Vehicle Safety Act of 1966, as well as state laws and regulations.

           The Company's operations are subject to the Federal Occupational Safety and Health Act, and are routinely inspected thereunder.

           The transportation and placement (in the case of manufactured homes) of the Company's products are subject to state highway use regulations and local ordinances which control the size of units that may be transported, the roads to be used, speed limits, hours of travel, and allowable locations for manufactured homes and parks. The Company is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.

           Manufactured homes and recreational vehicles may be subject to the Magnuson-Moss Warranty - Federal Trade Commission Improvement Act, which regulates warranties on consumer products. The Company believes that its existing warranties meet all requirements of the Act.




           HUD has promulgated rules requiring manufacturers of manufactured homes to utilize wood products certified by their suppliers to meet HUD's established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation.

           New wind load regulations become effective in July 1994 for certain hurricane-prone areas. The Company estimates these regulations will result in an increase of approximately 10% in its average manufactured housing costs for homes sold in the affected areas.

           The National Commission on Manufactured Housing has held hearings to develop recommendations to Congress concerning the regulation of the manufactured housing industry. The Commission's report is expected to cover regulations relating to inspection, warranty and enforcement. At this time, the Company cannot predict the effect these recommendations will have on the Company or the manufactured housing industry as a whole.

           Number of Employees

           The Company employs approximately 3,600 people at the present time.

Item 2.    Properties

      The Company owns its corporate offices and design facility, which are located in Elkhart, Indiana.

      The Company's 27 manufacturing plants, all of which are owned, are as follows:

      Location                       Products

      Arizona, Casa Grande           Manufactured Housing/Park Models
      California, Hemet              Manufactured Housing/Park Models
      California, Hemet              Travel Trailers
      California, Hemet              Travel Trailers
      California, Woodland           Manufactured Housing
      Florida, Ocala                 Manufactured Housing
      Florida, Ocala                 Manufactured Housing
      Florida, Ocala                 Manufactured Housing/Park Models
      Indiana, Bristol               Manufactured Housing
      Indiana, Elkhart               Manufactured Housing
      Indiana, Elkhart               Travel Trailers
      Indiana, Elkhart               Travel Trailers
      Indiana, Goshen                Manufactured Housing
      Indiana, Howe                  Manufactured Housing
      Kansas, Arkansas City          Manufactured Housing
      Kansas, Halstead               Manufactured Housing
      Louisiana, Bossier City        Manufactured Housing
      North Carolina, Mocksville     Manufactured Housing
      Ohio, Sugarcreek               Manufactured Housing
      Oregon, McMinnville            Manufactured Housing
      Oregon, McMinnville            Travel Trailers
      Pennsylvania, Ephrata          Manufactured Housing
      Pennsylvania, Leola            Manufactured Housing
      Pennsylvania, Leola            Travel Trailers
      Texas, Mansfield               Travel Trailers
      Vermont, Fair Haven            Manufactured Housing
      Wisconsin, Lancaster           Manufactured Housing

      The above facilities range in size from 44,000 square feet to approximately 110,000 square feet.

      The following owned manufacturing facilities are not presently in use and are being kept for future expansion.

      Location                       Character

      Indiana, Elkhart               Recreational Vehicle Facility
      California, Hemet              Recreational Vehicle Facility





      The following owned manufacturing facility is not presently in use and is for sale.

      Location                       Character

      California, Hemet              Manufactured Housing Facility

      It is extremely difficult to determine the unit productive capacity of the Company because of the ever-changing product mix.

      The Company believes that its plant facilities and machinery and equipment are well maintained and are in good operating condition.

Item 3.   Legal Proceedings

      Neither the Company nor any of its subsidiaries is a party to any pending legal proceeding which would have a material effect on operations.

Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1994.

                                 PART II


Item 5.   Market for the Registrant's Common Stock and Related
      Stockholder Matters

      Skyline Corporation (SKY) is traded on the New York Stock Exchange. Quarterly cash dividends of 12 cents ($0.12) were paid during fiscal years 1994 and 1993. At May 31, 1994, there were approximately 2,300 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended
      May 31, 1994 and 1993.



                      1994                      1993

      Quarter     High     Low              High     Low

      First     $19-1/4   $16-1/8         $16-3/4   $14

      Second    $18       $16-1/2         $18-3/8   $15-1/8

      Third     $23       $17-1/8         $22-7/8   $17-5/8

      Fourth    $24-1/8   $17-3/8         $23       $17-1/8

Item 6.                             Selected Financial Data


      (Dollars in thousands except per share)

                        1994      1993      1992     1991     1990

      Sales         $580,144  $491,716  $339,070 $327,508 $365,913
      Net earnings before
      cumulative effect
      of accounting
      change        $ 14,991  $ 10,311  $  5,790 $  5,230 $  9,730
      Net earnings  $ 14,991  $  9,941  $  5,790 $  5,230 $  9,730
      Cash dividends
      paid          $  5,384  $  5,384  $  5,384 $  5,384 $  5,384
      Capital
      expenditures  $  8,090  $  4,134  $  2,426 $  3,931 $  3,238
      Depreciation  $  2,879  $  2,685  $  2,656 $  2,641 $  2,493


      AT YEAR END
      Working
      capital       $ 47,759  $ 43,412  $ 39,539 $127,579 $128,940
      Current ratio    2.3:1     2.8:1     2.9:1    8.0:1    7.2:1
      U.S. Treasury
      Notes         $ 89,912  $ 90,197  $ 90,219 $      - $      -
      Net property,
      plant and
      equipment     $ 32,330  $ 27,132  $ 26,339 $ 28,072 $ 26,825
      Total assets  $208,531  $188,511  $180,281 $176,424 $178,854
      Shareholders'
      equity        $170,383  $161,829  $157,272 $156,866 $157,020

          PER SHARE
      Net earnings before
      cumulative effect
      of accounting
      change        $   1.34   $   .92 $     .52 $    .47  $   .87
      Net earnings  $   1.34   $   .89 $     .52 $    .47  $   .87
      Cash
      dividends     $    .48   $   .48 $     .48 $    .48  $   .48
      Shareholders'
      equity        $  15.19   $ 14.43 $   14.02 $  13.98  $ 14.00


      Note: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective
      June 1, 1992.  The cumulative effect of this change on prior years was $370,000, or $.03 per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      Liquidity and Capital Resources
      At May 31, 1994 cash and temporary cash investments totaled $17,128,000 compared to $13,672,000 at May 31, 1993. Working capital at May 31, 1994 amounted to $47,759,000, an increase of $4,347,000 from $43,412,000 at May 31, 1993. Cash and working capital both increased due to the increase in sales volume. Historically, the Company's financing needs have been met through funds generated internally.

      Capital Expenditures
      Capital expenditures during fiscal 1994 were $8,090,000 compared to prior year expenditures of $4,134,000. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. The cash provided by operating activities in fiscal 1995 is expected to be adequate to fund any capital expenditures which may become necessary during the year.

      Results of Operations
      Sales in fiscal 1994 were $580,144,000, an increase of $88,428,000 from $491,716,000 in fiscal 1993. 1993 sales were up $152,646,000 from $339,070,000 reported for fiscal 1992.
      Manufactured housing sales totaled $441,422,000 for fiscal 1994 compared to $362,078,000 in 1993 and $257,077,000 in 1992.
      Manufactured housing unit sales increased to 19,467 units compared to 18,001 units in 1993 and 13,455 units in 1992. Recreational vehicle sales increased to $138,722,000 in 1994 compared to $129,638,000 in 1993 and $81,993,000 in 1992.
      Recreational vehicle unit sales increased to 11,997 in fiscal 1994 compared to 11,863 in 1993 and 7,737 in 1992. Sales in fiscal 1994 reflect an improvement in overall economic conditions which contributed to an increase in industry wide demand for manufactured housing and recreational vehicles.

      Cost of sales in fiscal 1994 was 84.5 percent compared to 85.8 percent in 1993 and 85.6 percent in 1992. Cost of sales decreased as a percentage of sales due to increased sales volume.

      Selling and administrative expenses in fiscal 1994 increased as a percentage of sales to 12.2 percent from 12.0 percent in 1993 and 13.5 percent in 1992. The decrease from 1992 was due primarily to higher sales volume and overall cost control.

Interest income amounted to $5,741,000 in 1994 compared to $5,667,000 in 1993 and $6,306,000 in 1992. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher yields during the period.

      The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within each jurisdiction.

      The Corporation has determined that the effects on the financial statements from any recently issued Accounting
      Standards will not be material.

      Item 8. Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements

      Financial Statements:

        Report of Independent Accountants...........  17

        Consolidated Balance Sheets.................  18

        Consolidated Statements of Earnings.........  20

        Consolidated Statements of Retained Earnings  21

        Consolidated Statements of Cash Flows.......  22

        Notes to Consolidated Financial Statements..  24

        Financial Summary by Quarter................  28

      Financial Statement Schedules:

        I - Marketable Securities...................  31

                    REPORT OF INDEPENDENT ACCOUNTANTS

      To the Board of Directors and Shareholders of Skyline
      Corporation


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1 to the financial statements, effective June 1, 1992 the Company adopted Statement of Financial
      Accounting Standards No. 109, "Accounting for Income Taxes."




      Price Waterhouse LLP

      Chicago, Illinois
      June 15, 1994

      SKYLINE CORPORATION and Subsidiary Companies

      CONSOLIDATED BALANCE SHEETS
      May 31, 1994 and 1993
      (Dollars in thousands)

      ASSETS
      Current Assets                        1994          1993

      Cash                             $   9,232    $    8,787
      Treasury Bills, at cost plus
      accrued interest, which
      approximates market                  7,896         4,885

      Accounts receivable, trade,
      less allowance for doubtful
      accounts of $40                     44,514        40,736

      Inventories
        Raw materials                      8,399         5,647
        Work in process                    4,775         3,885
        Finished goods                     2,357         1,192

      Total Inventories                   15,531        10,724

      Other current assets                 6,405         3,017

      TOTAL CURRENT ASSETS                83,578        68,149

      Investment in U.S. Treasury Notes   89,912        90,197


      Property, Plant, and Equipment, At Cost
      Land                                 4,525         3,651
      Buildings and improvements          47,982        42,158
      Machinery and equipment             19,769        18,641

                                          72,276        64,450
      Less accumulated depreciation       39,946        37,318

         Total Property, Plant and
               Equipment                  32,330        27,132

      Other Assets                         2,711         3,033

                                       $ 208,531     $ 188,511







      The accompanying notes are a part of the consolidated financial statements.
SKYLINE CORPORATION and Subsidiary Companies

      CONSOLIDATED BALANCE SHEETS
      May 31, 1994 and 1993
      (Dollars in thousands except per share)

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           1994          1993

      Current Liabilities

      Accounts payable, trade          $ 14,468     $   9,672

      Accrued salaries and wages          5,123         3,517

      Accrued profit sharing              2,156         1,832

      Accrued marketing programs          7,248         4,643

      Other accrued liabilities           4,852         4,183

      Income taxes                        1,972           890


         TOTAL CURRENT LIABILITIES       35,819        24,737



      Other Deferred Liabilities          2,329         1,945
      Commitments and Contingencies           -             -

      Shareholders' Equity

      Common stock, $.0277 par value,
      15,000,000 shares authorized;
      issued 11,217,144 shares              312           312

      Additional paid-in capital          4,928         4,928
      Retained earnings                 166,196       156,589
      Treasury stock, at cost, 59,900
      shares in 1994                     (1,053)            -

      TOTAL SHAREHOLDERS' EQUITY        170,383       161,829


                                      $ 208,531     $ 188,511




      The accompanying notes are a part of the consolidated financial statements.
SKYLINE CORPORATION and Subsidiary Companies

  CONSOLIDATED STATEMENTS OF EARNINGS

  For the Years Ended May 31, 1994, 1993 and 1992
  (Dollars in thousands except per share)

                                         1994       1993        1992

  Sales                          $    580,144 $  491,716 $   339,070

  Cost of sales                       490,297    422,007     290,192




  Gross profit                         89,847     69,709      48,878

  Selling and administrative
      expenses                         70,620     59,215      45,727




  Operating earnings                   19,227     10,494       3,151

  Interest income                       5,741      5,667       6,306

  Gain (loss) on sale of property,
      plant and equipment                   7        745         (87)





  Earnings before income taxes
  and cumulative effect
  of accounting change                24,975      16,906       9,370


  Provision for income taxes

  Federal                              8,110       5,325       2,968

  State                                1,874       1,270         612


                                       9,984       6,595       3,580


  Earnings before cumulative effect
  of accounting change                14,991      10,311       5,790

  Cumulative  effect of accounting
  change                                   -        (370)          -


  Net earnings                   $    14,991 $     9,941  $    5,790




  Earnings per share before cumulative
  effect of accounting change     $     1.34 $       .92  $      .52

  Cumulative effect per share of
  accounting change               $        - $      (.03) $        -



  Net earnings per share           $    1.34 $       .89  $      .52


  Weighted average common shares
  outstanding                     11,216,980  11,217,144  11,217,144


  The accompanying notes are a part of consolidated financial statements.



  SKYLINE CORPORATION and Subsidiary Companies


  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

  For the Years Ended May 31, 1994, 1993 and 1992
  (Dollars in thousands except per share)


                                         1994       1993       1992


  Balance beginning of year        $  156,589 $  152,032 $  151,626

  Add net earnings                     14,991      9,941      5,790

  Less cash dividends paid (per
      share 1994, 1993 and 1992 -
      - $.48)                      $    5,384 $    5,384 $    5,384


                                   $  166,196 $  156,589 $  152,032




  The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Years Ended May 31, 1994, 1993 and 1992
Increase (Decrease) in Cash

(Dollars in Thousands)

                                           1994     1993      1992
Cash Flows From Operating Activities:
  Net earnings                         $ 14,991 $  9,941 $   5,790

Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:

 Interest income earned on U.S. Treasury

   Bills and Notes                       (5,434)  (5,454)   (6,101)

 Cumulative effect of accounting change      -       370         -

 Depreciation                             2,879    2,685     2,656

 Amortization of discount or premium on
   U.S. Treasury Notes                       13       22         7

 (Gain) loss on sale of property, plant
   and equipment                             (7)    (745)       87

 Working Capital Items:

   Accounts receivable                   (3,778) (10,211)   (6,781)

   Inventories                           (4,807)  (1,038)     (354)

   Other current assets                  (3,388)      33      (253)

   Accounts payable, trade                4,796      358     2,719

   Accrued liabilities                    5,204    3,163       370

   Income taxes payable                   1,082     (133)      127

 Other assets                               322     (198)     (195)

 Other deferred liabilities                 384      285       235


 Total Adjustments                       (2,734) (10,863)   (7,483)


 Net cash provided by (used in)
  operating activities                   12,257     (922)   (1,693)




The accompanying notes are a part of the consolidated financial statements.




Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 1994, 1993 and 1992
Increase (Decrease) in Cash

(Dollars in Thousands)
                                           1994     1993      1992

Cash Flows From Investing Activities:
 Proceeds from sale or maturity of U.S.
  Treasury Bills                         13,865   22,613   226,596
 Proceeds from maturity of U.S. Treasury
  Notes                                  30,000        -        -
 Purchase of U.S. Treasury Bills        (16,593) (14,327) (125,025)
 Purchase of U.S. Treasury Notes        (29,728)       -   (91,558)
 Interest received from U.S. Treasury
  Notes                                   5,151    5,155     1,332
 Proceeds from sale of property, plant
  and equipment                              20    1,401     1,416
 Purchase of property, plant and equip-
  ment                                   (8,090)  (4,134)   (2,426)

Net cash provided by (used in)investing
 activities                              (5,375)  10,708    10,335

Cash Flows From Financing Activities:
 Cash dividends paid                     (5,384)  (5,384)   (5,384)
 Purchase of treasury stock              (1,053)       -         -

 Net cash used in financing
   activities                            (6,437)  (5,384)   (5,384)

 Net increase in cash                       445    4,402     3,258
 Cash at beginning of year                8,787    4,385     1,127

 Cash at end of year                    $ 9,232  $ 8,787   $ 4,385


The accompanying notes are a part of the consolidated financial statements.

       SKYLINE CORPORATION and Subsidiary Companies

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 1 Accounting Policies

       The following is a summary of the accounting policies which have a significant effect on the consolidated financial statements.

       Principles of consolidation -- The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries, each of which is wholly-owned.

       Revenue recognition-- Substantially all of the Corporation's products are made to order and are recorded as revenue upon shipment.

       Consolidated statements of cash flows - For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $9.9 million, $7.1 million and $3.0 million in 1994, 1993 and 1992, respectively.

       Inventory valuation -- Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market.

       Depreciation -- Depreciation is computed over the estimated useful lives of the assets for financial statement reporting and accelerated methods are used for income tax purposes.

       Investments -- At May 31, 1994, the Corporation held $89,912,000 (amortized cost) of United States Treasury Notes as long-term investments. The market and face value of the securities were $89,194,000 and $90,000,000 respectively, at May 31, 1994. The securities are carried at amortized cost. The Company does not have any other financial instruments which have market values differing from recorded values.

       Warranty -- The Corporation provides a warranty on its products. Estimated warranty costs are provided at the time of sale.

       Income taxes -- The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change in accounting for income taxes on prior years was $370,000 or $.03 per share.

       The difference between the Company's statutory Federal Income tax rate and the effective income tax rate is due primarily to state income taxes.

       The Company's deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of such deferred tax items are not significant individually or in the aggregate. SKYLINE CORPORATION and Subsidiary Companies

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 1 Accounting Policies, continued


       Impact of Recently Issued Accounting Standards-- The
       Corporation has determined that the effects on the financial statements from any recently issued Accounting Standards will not be material.

       Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

       NOTE 2 Contingencies

       The Corporation and its subsidiaries were contingently liable at May 31, 1994, under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

       The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's result of operations or financial position.

       NOTE 3 Purchase of Treasury Stock

       The Corporation's board of directors authorized the repurchase of up to 1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. The purchases would be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide. During the fourth quarter of 1994 the Corporation repurchased 59,900 shares at an average cost of approximately $17.50 per share.
       SKYLINE CORPORATION and Subsidiary Companies

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 4 Employee Benefits

       A) PROFIT SHARING PLANS

       The Corporation and its subsidiaries have two deferred profit sharing Plans covering administrative and clerical, and hourly employees, respectively. The Plans are defined contribution Plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 1994, 1993 and 1992, contributions to the Plans were $2,159,000, $1,834,000 and $1,670,000, respectively.

       B) RETIREMENT AND DEATH BENEFIT PLANS

       The Corporation and its subsidiaries have entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the related employees. The present value of the cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 7.25% in 1994 and 8% in 1993 and 1992. The change in the discount rate did not have a significant impact on the financial statements. The amount charged to operations under these arrangements was $285,000 in fiscal 1994, 1993, and 1992.

       SKYLINE CORPORATION and Subsidiary Companies

       NOTE 5 Industry Segment Information

       (Dollars in thousands)

                                         1994      1993      1992
      SALES
         Manufactured housing        $441,422  $362,078  $257,077
         Recreational vehicles        138,722   129,638    81,993



         Total sales                 $580,144  $491,716  $339,070


       EARNINGS BEFORE INCOME TAXES
        OPERATING EARNINGS
         Manufactured housing        $ 18,106  $  9,357  $  5,193
         Recreational vehicles          4,604     4,092       327
         General corporate expenses    (3,483)   (2,955)   (2,369)



         Total operating earnings      19,227    10,494     3,151
       INTEREST INCOME                  5,741     5,667     6,306
        GAIN (LOSS) ON SALE OF
         PROPERTY, PLANT AND EQUIPMENT      7       745       (87)



        Earnings before income taxes $ 24,975  $ 16,906  $  9,370


       IDENTIFIABLE ASSETS
        OPERATING ASSETS
         Manufactured housing        $ 81,759  $ 68,792  $ 59,307
         Recreational vehicles         28,964    24,637    17,883


         Total operating assets       110,723    93,429    77,190

        U.S. TREASURY BILLS             7,896     4,885    12,872

        U.S. TREASURY NOTES            89,912    90,197    90,219


       Total assets                  $208,531  $188,511  $180,281


       DEPRECIATION
         Manufactured housing        $  2,332  $  2,162  $  2,233
         Recreational vehicles            547       523       423


         Total depreciation          $  2,879  $  2,685  $  2,656


       CAPITAL EXPENDITURES
         Manufactured housing        $  6,771  $  2,824  $  1,997
         Recreational vehicles          1,319     1,310       429



         Total capital expenditures  $  8,090  $  4,134  $  2,426



Operating earnings represent earnings before interest income, gain on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industries based on percentage of sales.

Identifiable assets, depreciation and capital expenditures, by industry, are those items that are used in the operations in each industry, with jointly used items being allocated based on a percentage of sales.
SKYLINE CORPORATION and Subsidiary Companies


FINANCIAL SUMMARY BY QUARTER

Unaudited
(Dollars in thousands except per share)


1994                  1st Qtr  2nd  Qtr   3rd Qtr   4th Qtr      Year

Sales                $136,167  $145,311  $130,732  $167,934  $580,144
Gross profit         $ 20,118  $ 23,595  $ 19,297  $ 26,837  $ 89,847
Net earnings         $  3,001  $  4,273  $  2,440  $  5,277  $ 14,991
Earnings per share   $    .27  $    .38  $    .22  $    .47  $   1.34


1993                  1st Qtr   2nd Qtr   3rd Qtr   4th Qtr      Year

Sales                $115,709  $127,611  $110,371  $138,025  $491,716
Gross profit         $ 16,249  $ 19,086  $ 15,538  $ 18,836  $ 69,709
Net earnings         $  2,444  $  2,869  $  1,472  $  3,156  $  9,941
Earnings per share   $    .22  $    .26 $     .13   $   .28  $    .89

    Item  9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure

       None


                                                 PART III



    Item 10. Executive Officers of the Registrant (Officers are elected annually)

       Name                         Age    Position

       Arthur J. Decio              63     Chairman of the Board and
                                            Chief Executive Officer

       William H. Murschel          49     President - Chief
                                             Operations Officer

       Ronald F. Kloska             60     Vice Chairman and Chief
                                             Administration Officer

       Terrence M. Decio            42     Senior Executive Vice
                                             President and Assistant
                                             Chief Operations Officer

       Donald A. Barrow             59     Vice President - Product
                                             Design and Engineering

       Joseph B. Fanchi             58     Vice President - Finance &
                                             Treasurer, Chief
                                             Financial Officer

       Richard M. Treckelo          67     Secretary

       James R. Weigand             39     Corporate Controller


    Arthur J. Decio, Chairman of the Board and Chief Executive Officer, has been the Company's Chairman since its incorporation in 1959.
Additionally, Mr. Decio was President and Chief Executive Officer of the Company from its incorporation until 1972.

    William H. Murschel, President, joined the Company in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

Ronald F. Kloska, Vice Chairman and Chief Administration Officer, joined the Company in 1963 as Treasurer. He was elected Vice President and Treasurer in 1964, Executive Vice President in 1967, President in
1974, and Vice Chairman and Chief Administration Officer in 1991.

    Terrence M. Decio, Senior Executive Vice President and Assistant Chief Operations Officer, joined the Company in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, and Senior Executive Vice President and Assistant Chief Operations Officer in 1993.






Donald A. Barrow, Vice President, joined the Company in 1969. He was elected Vice President in 1973.

Joseph B. Fanchi, Vice President - Finance, joined the Company in 1979 and was elected Vice President - Finance and Chief Financial Officer in 1979. He assumed the additional responsibility of Treasurer in 1984.

Richard M. Treckelo, Secretary, has filled this position since the Company's incorporation. Mr. Treckelo is also of counsel to the firm of Barnes & Thornburg in Elkhart, Indiana.

James R. Weigand, Corporate Controller, joined the Company in 1991 as Controller and was elected an officer in 1994. Prior to joining the Company Mr. Weigand was the Manager of Financial Control and Planning for Sealed Power Corporation in Muskegon, Michigan from 1988 to 1991.

Terrence M. Decio is the son of Arthur J. Decio. No other family relationship exists among any of the executive officers.



Item 13. Certain Relationships and Related Transactions

      Richard M. Treckelo, Secretary, is of counsel to the law firm of Barnes & Thornburg, Elkhart, Indiana which furnishes legal services to the Company.



                                                 PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K



      (a)(1)  Financial Statements

              Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)(2)  Financial Statement Schedule


                                SKYLINE CORPORATION AND SUBSIDIARY COMPANIES

                           SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                             as of May 31, 1994



(Dollars in Thousands)

                                           Number of Shares or   Market Value Based
                                            Units - Principal    on Market Quotation   Amount at Which
                                             Amount of Bonds         At Balance        Carried in the
Name of Issuer and Title of Each Issue          and Notes                                 Sheet Date             Balance Sheet



United States Government Treasury
  Bills with various maturities
       within 240 days                          $   7,900            $   7,896           $   7,896*


United States Government Treasury
  Notes with various maturities
    through February 28, 1998                      90,000               89,194              89,812**



        *  At cost of $ 7,894 plus accrued interest

       **  At cost net of discount and premium amortization

  (a)(3)  Index to Exhibits


  Exhibits (Numbered according to Item 601 of Regulation S-K,
  Exhibit Table)

       (3)   Articles of Incorporation.

      (21)   Subsidiaries of the Registrant.

      (99)   Form 8K dated March 25, 1994.



  (b) Reports on Form 8K


      One report on Form 8K was filed during the quarter ended
      May 31, 1994 and has been included as Exhibit 99 to this
        report.
                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       SKYLINE CORPORATION
                                  Registrant

  DATE:  July 21, 1994            BY:
                                  Ronald F. Kloska, Vice Chairman
                                  and Chief Administration
                                  Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  DATE:  July 21, 1994            BY:
                                  Arthur J. Decio, Chairman of
                                    the Board and Chief Executive
                                    Officer

  DATE:  July 21, 1994            BY:
                                  William H. Murschel, President
                                  and Chief Operations Officer
                                  and Director

  DATE:  July 21, 1994            BY:

                                  Terrence M. Decio,  Senior
                                  Executive Vice President and
                                  Assistant Chief Operations
                                  Officer and Director

  DATE:  July 21, 1994            BY:
                                  Joseph B. Fanchi, Vice Presi-

                                    dent - Finance & Treasurer,
                                    Chief Financial Officer

  DATE:  July 21, 1994            BY:
                                  Dr. Thomas P. Bergin, Director

  DATE:  July 21, 1994            BY:
                                  William H. Lawson, Director

  DATE:  July 21, 1994            BY:
                                  Andrew J. McKenna, Director

  DATE:  July 21, 1994            BY:
                                  Jerry Hammes, Director

  DATE:  July 21, 1994            BY:
                                  V. Dale Swikert, Director

  DATE:  July 21, 1994            BY:
                                  James R. Weigand, Corporate
                                  Controller
                                 EXHIBIT (3)



                           Articles of Incorporation

              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE HOMES, INC.

     The undersigned incorporators, desiring to form a corporation (hereinafter referred to as the "Corporation") pursuant to the provisions of The Indiana General Corporation Act, as amended (hereinafter referred to as the "Act"), execute the following Articles of Incorporation.

                      ARTICLE I
                        Name

     The name of the Corporation is Skyline Homes, Inc.

                     ARTICLE II
                      Purposes

     The purposes for which the Corporation is formed are:

     A. To manufacture, build, construct, make and repair house trailers and cargo trailers, and parts for same; to buy, sell, trade and exchange, and to otherwise deal in new and used house trailers and cargo trailers, at wholesale and at retail; and to do any and all things legal, necessary or proper to be done for the successful conduct of the business herein contemplated and incident to said business.

     B. To make, construct, and build materials for the construction, alteration, or repair of any and all classes of dwelling houses, garages, outbuildings, farm buildings, commercial and industrial buildings, and improvements of any kind and nature whatsoever; to make, construct and build any and all classes of cabinets, and ready-cut and pre-fabricated housing and building materials and products.

     C. To conduct and carry on the business of builders and contractors for the purpose of building, erecting, constructing, altering, repairing or doing any other work in connection with any and all classes of dwelling houses, garages, out-buildings, farm buildings, commercial and industrial buildings, and improvements of any kind and nature whatsoever, including the locating, laying out and constructing of roads, avenues, docks, slips, sewers, bridges, wells, walls and all classes of buildings, erections, and works, both public and private, or integral parts thereof.

     D. To buy, sell, trade and deal in, at wholesale and retail, any and all kinds of new and second-hand building materials, and products.


     E. To acquire, purchase, own, lease and operate, and to sell, lease or otherwise dispose of any and all machinery, appliances and equipment necessary, convenient or incident to the conduct of the construction business.

     F.   To acquire, purchase, own, sell and lease real estate.

     G. To pay for any property, real or personal, this corporation may acquire or purchase, with shares of the capital stock, bonds or other obligations or securities of this corporation, or to issue its shares of stock in exchange therefor.

     H. The foregoing clauses shall be construed as powers, as well as purposes, and the matters expressed in each clause shall, except if otherwise provided, be in no wise limited by reference to, or inference from, the terms of any other clause, but shall be regarded as independent powers and purposes; and the enumeration of specific powers and purposes shall not be construed to limit or restrict in any manner the meaning of the general terms or the general powers of the corporation; nor shall the expressing of one thing be deemed to exclude another not expressed; although it be of like nature.

     I. The corporation shall be authorized to exercise and enjoy all other powers, rights and privileges, granted by an Act of the General Assembly of the State of Indiana, entitled "The Indiana General Corporation Act", approved March 16, 1929, to corporations organized thereunder, and all the powers conferred by all acts heretofore or hereafter amendatory of, or supplemental to, the said Act or the said laws; and the enumeration of certain powers as herein specified, is not intended as exclusive of, or as a waiver of, any of the powers, rights or privileges granted or conferred by said Act or the said laws now or hereafter in force; provided, however, that the corporation shall not, in any State, carry on any business or exercise any powers, which a corporation organized under the laws thereof could not carry on and exercise.

                     ARTICLE III
                  Term of Existence

     The period during which the Corporation shall continue is perpetual.

                     ARTICLE IV
         Principal Office and Resident Agent

     The post-office address of the principal office of the Corporation is 2520 By-Pass Road, Elkhart, Indiana; and the name and post-office address of its Resident Agent in charge of such office is J. Arthur Decio, Jr., 2520 By-Pass Road, Elkhart, Indiana.



                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is Ten Thousand (10,000) shares consisting of 10,000 shares with the par value of $10.00 per share, and No shares without par value.

                     ARTICLE VI
               Terms of Capital Stock

     The authorized capital stock of this corporation shall consist of 10,000 shares of common stock, with a par value of $10.00 per share, all of one and the same class, with equal rights, privileges, powers, obligations, liabilities, duties and restrictions.

                     ARTICLE VII
           Voting Rights of Capital Stock

     All common shareholders of this corporation shall be entitled to one vote for each share standing in their names on the books of the corporation ten (10) days before the date fixed for holding any special or regular meeting of shareholders.

                    ARTICLE VIII
                   Paid-in Capital

     The amount of paid-in capital, with which the Corporation is beginning business, is $100,00.00.

                     ARTICLE IX
              Data Respecting Directors

     Section 1.  Number.
     The number of directors of this corporation shall be five.

     Section 2.  Qualifications.
     Directors need not be shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States.

                      ARTICLE X
          Further Data Respecting Directors

     Section 1.  Names and Post-Office Addresses.
     The names and post-office addresses of the first Board of Directors of the Corporation are as follows:

Name      Number and Street or Building City Zone State
Julius A. Decio, Sr., 122 Miami Avenue, Elkhart, Indiana
J. Arthur Decio, Jr., 2520 By-Pass Road, Elkhart, Indiana Frank A. Vite, 3503 Gordon Road, Elkhart, Indiana
Richard M. Treckelo, 1200 Worthmore Avenue, Elkhart, Indiana Michael DiVietro, 908 West Grove Street, Mishawaka, Indiana

     Section 2.  Citizenship.
     All of such Directors are citizens of the United States.

                     ARTICLE XI
            Data Respecting Incorporators

     Section 1.  Names and Post-Office Addresses.
     The names and post-office addresses of the incorporators of the Corporation are as follows:

Name      Number and Street or Building City Zone State
J. Arthur Decio, Jr., 2520 By-Pass Road, Elkhart, Indiana
Frank A. Vite, 3503 Gordon Road, Elkhart, Indiana
Michael DiVietro, 908 West Grove Street, Mishawaka, Indiana

     Section 2.  Age and Citizenship.
     All of such incorporators are of lawful age; and all of such incorporators are citizens of the United States.

     Section 3. Compliance with Provisions of Sections 15 and 16 of the Act.
     The undersigned incorporators hereby certify that the person or persons intending to form the Corporation first caused lists for subscriptions to the shares of the capital stock of the Corporation to be opened at such time and place as he or they determined; when such subscriptions had been obtained in an amount not less than $1,000, such person or persons, or a majority of them, called a meeting of such subscribers for the purpose of designating the incorporators and of electing the first Board of Directors; the incorporators so designated are those named in Section 1 of this Article; and the Directors so elected are those named in Section 1 of Article X.

                     ARTICLE XII
      Provisions for Regulation of Business and
          Conduct of Affairs of Corporation

     A. The shareholders shall have preemptive rights to subscribe to or purchase any additional issues of shares of the capital stock of the corporation of any class, and any shares of the corporation purchased or acquired by the corporation and not cancelled, but held as Treasury Stock.

     B. The consideration for the issuance of shares of the capital stock of this corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to the corporation, and when such consideration has been received by the corporation for such shares, such shares shall be deemed fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payment therefor, or on account thereof.

     C. The Board of Directors shall make, alter, amend or repeal by-laws for the government and regulation of the affairs of the corporation.

     D. This corporation shall have power to carry on and conduct its said business or any part thereof, and to have one or more offices in the State of Indiana, and in the various other States, territories, colonies and dependencies of the United States, in the District of Columbia, and in all or any foreign countries; and to acquire, own, hold and use, and to lease, mortgage, pledge, sell, convey or otherwise dispose of property, real and/or personal, tangible and/or intangible, out of this State.

     E. The owner of any share of common stock of this corporation, the personal representative, executor or administrator of any deceased owner of such stock, the grantee or assignee of any share or shares of stock of this corporation sold on execution, attachment or under order of any court, or in bankruptcy or receivership proceedings, who shall be desirous of selling any of his shares of stock in this corporation, shall have no right, power or authority to sell such share or shares and shall not be entitled to have such shares transferred on the records of the corporation, until he shall first offer, in writing, to sell such share or shares to this corporation. This corporation shall have thirty (30) days thereafter within which to purchase said shares from such shareholder, and pay in cash to such shareholder the book value of said stock as fixed and determined by the last audit report for the corporation. Upon the election of said corporation to purchase said stock at book value as herein fixed and determined, the certificate evidencing such share or shares shall be assigned to the corporation by such shareholder and the corporation shall pay to such shareholder, in cash, the book value of such share or shares as herein determined. Any share or shares so purchased by the corporation shall become treasury stock of the corporation. If the corporation does not elect to purchase such stock as herein provided, then such stock may be sold to any other person, firm or corporation.

     IN WITNESS WHEREOF, the undersigned, being all of the incorporators designated in Article XI, execute these Articles of Incorporation and certify to the truth of the facts herein stated, this 27th day of May, 1959.


                                        /s/ J. Arthur Decio, Jr.
                                        (Written Signature)

                                        J. Arthur Decio,Jr.
                                        (Printed Signature)

                                        /s/ Frank A. Vite
                                        (Written Signature)

                                        Frank A. Vite
                                        (Printed Signature)

                                        /s/ Michael DiVietro
                                        (Written Signature)

                                        Michael DiVietro
                                        (Printed Signature)
STATE OF INDIANA         )
)  SS: COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that J. Arthur Decio, Jr., Frank A. Vite and Michael DiVietro, being all of the incorporators referred to in Article XI of the foregoing Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 27th day of May, 1959.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public
My commission expires
May 16, 1960
                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of SKYLINE HOMES, INC.
(hereinafter referred to as the "Corporation"), existing pursuant to the provisions of the Indiana General Corporation Act, as amended
(hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain individual Articles of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact texts of Articles V, VI, VII, IX and XII of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as "The Amendments"), now are as follows:

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 10,000 shares, consisting of 10,000 shares of Common Stock with a par value of $10.00 per share, to 615,000 shares, consisting of 500,000 shares of Class A Common Stock and 115,000 shares of Class B Common Stock, each such class having a par value of $1.00 per share.

     At the time and date that these Amendments shall become effective each one of the 10,000 shares of Common Stock, par value of $10.00 per share, of the Corporation issued and outstanding immediately prior to such effectiveness shall become and be, without further action by the Corporation or its shareholders, ten shares of Class B Common Stock of the Corporation, authorized by these Amendments. After the said effective date, the holders of shares of the Corporation's Common Stock, par value of $10.00 per share, shall have the right to surrender the certificates representing such shares to the Corporation or to any Transfer Agent for the Class B Common Stock and receive duly executed certificates representing the equivalent number of shares of said Class B Common Stock.

     Upon the occurrence of either of the events described in Subsections (1) and (2) of Section E of the following Article VI, each one of the then authorized shares of Class A and Class B Common
Stock, whether unissued, issued and outstanding or held in the treasury of the Corporation, shall ipso facto become and be, without further action by the Corporation or its shareholders, one share of Common Stock with the par value of $1.00 per share, and the holders of shares of the Class A or Class B Common Stock, shall have the right to surrender the certificates representing such shares to the Corporation or to any Transfer Agent for the Common Stock, par value of $1.00 per share, and receive duly executed certificates representing an equal number of shares of said Common Stock, par value of $1.00 per share.

                     ARTICLE VI
               Terms of Capital Stock

     The preferences, qualifications, restrictions, limitations and special or relative rights and powers of the shares of Class A and Class B Common Stock are as follows:

     A. Such dividends as may be determined by the Board of Directors may be paid on the Class A and Class B Common Stock, at any time and from time to time, out of the assets of the Corporation available for dividends under the laws of the State of Indiana, subject to the following limitations and not otherwise, to-wit: (i) no dividend payable in shares of Class A Common Stock shall be declared on the Class B Common Stock and no dividend payable in shares of Class B
Common Stock shall be declared on the Class A Common Stock; (ii) dividends payable in shares of the same class may, from time to time, be declared on either the Class A or Class B Common Stock, provided that a dividend payable in shares of the other class, at the same time and at the same rate per share, is simultaneously declared on such other class; (iii) dividends payable otherwise than in shares of Class B Common Stock may in any calendar year be declared on the Class B
Common Stock, provided that the amount of such dividend, together with any dividends, theretofore, in the same calendar year, declared on such stock, does not exceed, on a per share basis, one-half of the amount of any dividend on the Class A Common Stock which is declared simultaneously with, and payable at the same time as, the dividend declared on the Class B Common Stock, plus the amount of all dividends theretofore, in the same calendar year, declared on the Class A Common Stock.

     B. In the event of dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, any assets of the Corporation in excess of its liabilities shall be distributed in the following order:

          (1). Assets of a value equal to an amount found by multiplying $15.00 times the number of shares of the Class A
Common Stock then outstanding (provided that, if the number of such outstanding shares has been changed by reason of stock dividends, split-ups, consolidations or other reclassifications occurring at any time subsequent to the effective date of these Amendments, then, assets of a value equal to an amount found by multiplying
$15.00 times the number  of shares of the Class A Common Stock
that would be outstanding by for such   stock dividends, split-ups,
consolidations or other reclassifications) shall be distributed to the holders of the Class A Common Stock in accordance with the number of such shares held by each; and then

          (2). Assets of a value equal to an amount found by multiplying $15.00 times the number of shares of Class B Common
Stock then outstanding (subject to the same proviso applicable to the outstanding shares of Class A Common Stock) shall be distributed to the holders thereof in accordance with the number of shares held by each; and then

          (3). The assets remaining shall be distributed among the holders of both the Class A and Class B Common Stock, on a share for share basis, without preference or distinction as to class.

If in making any distribution under subparagraphs 1 and 2 above, the net or remaining assets of the Corporation shall be insufficient to permit a distribution of the full amount provided for in either of such subparagraphs, all of the assets shall be distributed to the holders of the class of stock specified in such subparagraph on a share for share basis.

     C.   On January 1, 1963, and again on January 1, 1964,
38,333 shares (on a cumulative basis) of Class B Common Stock, (or, in case of changes in the number of outstanding shares of Class B
Common Stock because of stock dividends, split-ups, consolidations or other re-classifications occurring at any time subsequent to the effective date of these Amendments, such number as would equal 38,333 shares of Class B Common Stock but for such stock dividends, split-ups, consolidations or other reclassifications), to be chosen as hereinafter provided (and on January 1, 1965, the balance of all shares of Class B Common Stock outstanding on, or issued after, that date), shall become convertible, at the option of the holders thereof and upon surrender to the Corporation or to any Transfer Agent of the Class A Common
Stock of the certificate for the shares so to be converted, into fully paid and non-assessable shares of Class A Common Stock at the rate of one share of Class A Common Stock for each share of Class B Common
Stock tendered for conversion. Upon such conversion of any shares of Class B Common Stock into shares of Class A Common Stock no allowance or adjustment shall be made for dividends on either class of stock.

     The particular shares of Class B Common Stock at the time outstanding which are to become eligible for conversion into Class A Common Stock on January 1, 1963, and 1964 shall be fixed and identified from time to time by resolution or resolutions of the Board of Directors on a substantially pro-rata basis between the holders at such times of the outstanding Class B Common Stock, and a certified copy of each such resolution or resolutions shall be forthwith delivered by the Corporation to the Transfer Agent for the Class A Common
Stock.

     The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Class A Common Stock the full number of shares of Class A Common Stock deliverable upon the conversion of all shares of Class B Common Stock, from time to time outstanding.

     Shares of Class B Common Stock which have been converted into shares of Class A Common Stock, as herein provided, shall not be re-issued but shall be cancelled in accordance with the provisions of the laws of the State of Indiana.

     D. The Corporation shall not declare a split-up, consolidation or other re-classification of either the Class A or Class B Common Stock into a different number of shares of such class, unless it simultaneously declares a split-up, consolidation or other re-classification, as the case may be, of the other class into a different number of shares at the same rate per share.

     E.   In the event that:

          (1). Mr. Arthur J. Decio shall cease to act on a full
time basis as the   principal executive officer of the Corporation
(except for such reasonable and ordinary interruptions of a temporary nature as may occur by reason of illness or like causes) whether such cessation is due to the termination of his employment by the Corporation, by his own act, because of his death or permanent disability, or for any other reason whatsoever; or

          (2). The amount of outstanding shares of Class B
Common Stock shall be reduced in number to less than 50,000 shares, or, in case of changes in the number of outstanding shares of Class B Common Stock because of stock dividends, split-ups, consolidations or other re-classifications occurring at any time subsequent to the effective date of this Amendment, then to less than such number as would equal 50,000 shares of Class B
Common Stock, but for such stock dividends, split-ups, consolidations or other re-classifications;

then, upon the occurrence of either of such events, each one of the then authorized shares of Class A and Class B Common Stock, whether unissued, issued and outstanding, or held in the treasury of the Corporation, shall ipso facto become and be, without further action of the Corporation or its stockholders, one share of Common Stock, with a par value of $1.00 per share, and all such shares shall be of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights, and all distinctions in regard to preference, qualifications, restrictions, limitations and special or relative rights or powers theretofore applicable to the Class A and Class
B Common Stock, described in this Article VI and the following Article
VII, shall cease to exist.

     F. No stockholder of the Corporation of any class, shall have a preemptive right to purchase, subscribe for, or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase, stock of this corporation hereafter issued, optioned or sold by it.

                     ARTICLE VII
           Voting Rights of Capital Stock

     A. All holders of record of any class or classes of stock of the Corporation shall be entitled to one vote for each share of such class or classes so held, upon any question presented at a regular or special meeting of shareholders.

     At any election of directors held prior to the occurrence of either of the events described in Subsection (1) and (2) of Section E of the preceding Article VI, the record holders of the Class B Common Stock shall have the right to elect such number of the directors as will constitute two-thirds in number of the full Board of Directors of the Corporation, and if the number of places on the full Board of Directors is not divisible by three, then the holders of the Class B Common Stock shall have the right to elect the smallest number of directors sufficient to constitute more than two-thirds in number of such full Board of Directors (the directors so elected to be known as Class B Directors), and the record holders of the Class A Common Stock shall have the right to elect the remaining number of directors to be elected at such meeting (the directors so elected to be known as Class A Directors).
All such Directors shall be elected by a majority vote of the record holders of the Class A or Class B Common Stock, as the case may be, each such holder having one vote for each share of stock of such class so held. If the office of any Class A or Class B Director becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, a majority of the remaining Class A or Class B Directors, as the case may be, shall choose a successor who shall hold office for the unexpired term to which such vacancy occurred, or until the next election of directors. Notwithstanding the foregoing if prior to the issuance of any shares of Class A Common
Stock, any vacancies shall occur on the Board of Directors because of an increase in the number of Directors of the Corporation, then each such vacancy shall be filled by a majority vote of the record holders of the Class B Common Stock, each such holder having one vote for each share of such stock so held, and after such election, each Director so elected shall be designated as either a Class A or Class B Director by a majority vote of the such holders of Class B Common Stock.

     At any election of Directors held subsequent to the occurrence of either of the aforesaid events, each Director shall be elected by a majority vote of the record holders of all class or classes of stock of this Corporation, without distinction as to class, each such holder having one vote for each share of stock of such class or classes so held.

     The shareholders shall at no time have the right to accumulate their votes and distribute them among the candidates for election to the Board of Directors.

     B. Until the occurrence of either of the events described in Subsections (1) and (2) of Section E of the preceding Article VI, the Corporation shall not amend, alter, change, add to, or repeal any of the provisions of the preceding Articles V or VI or of this Article VII or enter into any agreements of merger or consolidation, or take any action with respect to the Class A Common Stock, other than the declaration or payment of any cash dividend or dividends thereon, which action, in the opinion of the Board of Directors of the Corporation, would materially and adversely affect the conversion rights of the Class B Common Stock as set forth in Section C of the preceding Article VI, without the affirmative vote or consent of the holders of at least two-thirds of the Class A Common Stock at the time outstanding, voting as a class, and at least one-half of the Class B Common Stock at the time outstanding, voting as a class, given in person or by proxy, either in writing or, by resolution adopted at a duly called meeting of shareholders; and after the occurrence of either of such events described in Subsections (1) and (2) of Section E of the preceding
Article VI, the Corporation shall not amend, alter, change, add to, or repeal any of the provisions of the preceding Article V or VI of this
Article VII or enter into an agreement of merger or consolidation, without the affirmative vote or consent os the holders of at least two-thirds of the Common Stock, par value of $1.00 per share, at the time outstanding, given in person or by proxy, either in writing, or by resolution adopted at a duly called meeting of shareholders.

                     ARTICLE IX
              Data Respecting Directors
                     I.  Number

     The Corporation shall have such number of directors as shall be specified in the By-Laws, but in no event shall such number be less than three nor more than nine.

                 2.  Qualifications

     Directors need not be shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States.

                     ARTICLE XII
      Provisions for Regulation of Business and
          Conduct of Affairs of Corporation

     A. The Board of Directors shall have the power, without the consent or vote of the stockholders, to make, alter, amend, change, add to, or repeal the By-Laws of the Corporation.

     B. The Corporation shall have the power to carry on and conduct its business or any part thereof, and to have one or more offices, in the State of Indiana, and in all other states, territories, colonies and dependencies of the United States, in the District of Columbia and in all or any foreign countries throughout the world; and to acquire, own, hold or use and to lease, mortgage, pledge, sell, convey or otherwise dispose of property, real and/or personal, tangible and/or intangible, either within or outside of the State of Indiana.

                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE
               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on April 1, 1960, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of the Amendments that the provisions and terms of Articles V, VI, VII, IX and XII of its Articles of Incorporation be amended so as to read as set forth in The Amendments; and called a meeting of such Shareholders, to be held April 11, 1960, to adopt or reject the Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of The Amendments, at a meeting thereof, duly called, constituted and held on April 11, 1960, at which the holders of 10,000 shares of the Corporation's Common Stock, par value of $10.00 per share, were present in person or by proxy, adopted The Amendments.

     The number of shares entitled to vote in respect of The
Amendments, the number of shares voted in favor of the adoption of The Amendments, and the number of shares voted against such adoption are as follows: 10,000 shares of the Corporation's Common Stock, par value $10.00 per share were entitled to vote in respect of The Amendments and all such shares were voted in favor of the adoption of the Amendments.

       3.  Compliance with Legal Requirements

     The manner of the adoption of The Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                       TO THE
            SHARES HERETOFORE AUTHORIZED

     At the time and date that The Amendments shall become effective the authorized capital stock of this Corporation, which, prior to such effectiveness was divided into 10,000 shares of Common Stock with a par value of $10.00 per share, shall be changed to the Class A and Class B Common Stock authorized by The Amendments, and each one of the 10,000 shares of Common Stock, par value of $10.00 per share, of the Corporation issued and outstanding immediately prior to such effectiveness shall become and be, without further action by the Corporation or its Shareholders, ten shares of Class B Common Stock of the Corporation. After the said effective date, the holders of shares of the Corporation's Common Stock, par value of $10.00 per share, shall have the right to surrender the certificates representing such shares to the Corporation or to any Transfer Agent for the Class B
Common Stock and receive duly executed certificates representing the equivalent number of shares of the said Class B Common Stock.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 11th day of April, 1960.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)
STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgements and administer oaths in the State of Indiana, certify that ARTHUR J. DECIO, the President, and RICHARD M.
TRECKELO, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 11th day of April, 1960.


                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My commission expires:
May 16, 1960
                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of SKYLINE HOMES, INC.
(hereinafter referred to as the "Corporation"), existing pursuant to the provisions of the Indiana General Corporation Act, as amended
(hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain individual Articles of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact texts of Articles V, VI, VII, IX and XII of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as "The Amendments"), now are as follows:

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 615,000 shares, consisting of 500,000 shares of Class A Common Stock and 115,000 shares of Class B Common Stock, each such class having a par value of $1.00 per share, to 915,000 shares, consisting of 695,000 shares of Class A Common Stock and 220,000 shares of Class B
Common Stock, each such class having a par value of $.50 per share.

     At the close of business on the date that these Amendments shall become effective, each share of Class A Common Stock, par value
$1.00 per share, of the Corporation issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for two shares of Class A Common Stock, par value 50 cents per share, of the Corporation.

     At the close of business on the date that these Amendments shall become effective, each share of Class B Common Stock, par value
$1.00 per share, of the Corporation issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for two shares of Class B Common Stock, par value 50 cents per share, of the Corporation.

     Such exchange and conversion will be accomplished as follows:
At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation or its shareholders, automatically be converted to a certificate for a like number of shares of Common Stock of the same class of 50 cents par value per share in partial exchange for the $1.00 par value Common Stock, and the Corporation or any Transfer Agent for said Classes of Stock shall issue to each shareholder another stock certificate for a like number of new shares of 50 cents par value Common Stock of the same class to complete said exchange and conversion.

     Upon the occurrence of either of the events described in Subsections (1) and (2) of Section E of the following Article VI, each one of the then authorized shares of Class A and Class B Common
Stock, whether unissued, issued and outstanding or held in the treasury of the Corporation, shall ipso facto become and be, without further action by the Corporation or its shareholders, one share of Common
Stock with the par value of 50 cents per share, and the holders of shares of the Class A or Class B Common Stock, shall have the right to surrender the certificates representing such shares to the Corporation or to any Transfer Agent for the Common Stock, par value of 50 cents per share, and receive duly executed certificates representing an equal number of shares of said Common Stock, par value of 50 cents per share.

                     ARTICLE VI
               Terms of Capital Stock

     The preferences, qualifications, restrictions, limitations and special or relative rights and powers of the shares of Class A and Class B Common Stock are as follows:

     A. Such dividends as may be determined by the Board of Directors may be paid on the Class A and Class B Common Stock, at any time and from time to time, out of the assets of the Corporation available for dividends under the laws of the State of Indiana, subject to the following limitations and not otherwise, to-wit: (i) no dividend payable in shares of Class A Common Stock shall be declared on the Class B Common Stock and no dividend payable in shares of Class B
Common Stock shall be declared on the Class A Common Stock; (ii) dividends payable in shares of the same class may, from time to time, be declared on either the Class A or Class B Common Stock, provided that a dividend payable in shares of the other class, at the same time and at the same rate per share, is simultaneously declared on such other class; (iii) dividends payable otherwise than in shares of Class B Common Stock may in any calendar year be declared on the Class B
Common Stock, provided that the amount of such dividend, together with any dividends, theretofore, in the same calendar year, declared on such stock, does not exceed, on a per share basis, one-half of the amount of any dividend on the Class A Common Stock which is declared simultaneously with, and payable at the same time as, the dividend declared on the Class B Common Stock, plus the amount of all dividends theretofore, in the same calendar year, declared on the Class A Common Stock.

     B. In the event of dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, any assets of the Corporation in excess of its liabilities shall be distributed in the following order:

          (1). Assets of a value equal to an amount found by
multiplying $7.50   times the number of shares of the Class A
Common Stock then outstanding (provided that, if the number of such outstanding shares has been changed by reason of stock dividends, split-ups, consolidations, or other reclassifications occurring at any time subsequent to the effective date of these Amendments, then, assets of a value equal to an amount found by multiplying $7.50 times the number of shares of the Class A Common Stock that would be outstanding but for such stock dividends, split-ups, consolidations or other reclassifications) shall be distributed to the holders of the Class A Common Stock in accordance with the number of such shares held by each; and then

          (2). Assets of a value equal to an amount found by multiplying $7.50 times the number of shares of Class B Common
Stock then outstanding (subject to the same proviso applicable to the outstanding shares of Class A Common Stock) shall be distributed to the holders thereof in accordance with the number of shares held by each; and then

          (3). The assets remaining shall be distributed among the holders of both the Class A and Class B Common Stock, on a share for share basis, without preference or distinction as to class.

If in making any distributions under subparagraphs 1 and 2 above, the net or remaining assets of the Corporation shall be insufficient to permit a distribution of the full amount provided for in either of such subparagraphs, all of the assets shall be distributed to the holders of the class of stock specified in such subparagraph on a share for share basis.

     C.   On January 1, 1963, and again on January 1, 1964,
73,333 shares (on a cumulative basis) of Class B Common Stock, (or, in case of changes in the number of outstanding shares of Class B
Common Stock because of stock dividends, split-ups, consolidations or other reclassifications occurring at any time subsequent to the effective date of these Amendments, such number as would equal 73,333 shares of Class B Common Stock but for such stock dividends, split-ups, consolidations or other reclassifications), to be chosen as hereinafter provided (and on January 1, 1965, the balance of all shares of Class B Common Stock outstanding on, or issued after, that date), shall become convertible, at the option of the holders thereof and upon surrender to the Corporation or to any Transfer Agent of the Class A Common
Stock of the certificate for the shares so to be converted, into fully paid and non-assessable shares of Class A Common Stock at the rate of one share of Class A Common Stock for each share of Class B Common
Stock tendered for conversion. Upon such conversion of any shares of Class B Common Stock into shares of Class A Common Stock no allowance or adjustment shall be made for dividends on either class of stock.

     The particular shares of Class B Common Stock at the time outstanding which are to become eligible for conversion into Class A Common Stock on January 1, 1963, and 1964 shall be fixed and identified from time to time by resolution or resolutions of the Board of Directors on a substantially pro-rata basis between the holders at such times of the outstanding Class B Common Stock, and a certified copy of each such resolution or resolutions shall be forthwith delivered by the Corporation to the Transfer Agent for the Class A Common
Stock.

     The Corporation shall at all times reserve and keep available out if its authorized but unissued shares of Class A Common Stock the full number of shares of Class A Common Stock deliverable upon the conversion of all shares of Class B Common Stock, from time to time outstanding.

     Shares of Class B Common Stock which have been converted into shares of Class A Common Stock, as herein provided, shall not be re-issued but shall be cancelled in accordance with the provisions of the laws of the State of Indiana.

     D. The Corporation shall not declare a split-up, consolidation or other re-classification of either the Class A or Class B Common Stock into a different number of shares of such class, unless it simultaneously declares a split-up, consolidation or other re-classification, as the case may be, of the other class into a different number of shares at the same rate per share.

     E.   In the event that:

          (1). Mr. Arthur J. Decio shall cease to act on a full time basis as the principal executive officer of the Corporation (except for such reasonable and ordinary interruptions of a temporary nature as may occur by reason of illness or like causes) whether such cessation is due to the termination of his employment by the Corporation, by his own act, because of his death or permanent disability, or for any other reason whatsoever; or

          (2). The amount of outstanding shares of Class B
Common Stock shall be reduced in number to less than 100,000 shares, or, in case of changes in the number of outstanding shares of Class B Common Stock because of stock dividends, split- ups, consolidations or other re-classifications occurring at any time subsequent to the effective date of this Amendment, then to less than such number as would equal 100,000 shares of Class B
Common Stock, but for such stock dividends, split-ups, consolidations or other re-classifications;

then, upon the occurrence of either of such events, each one of the then authorized shares of Class A and Class B Common Stock, whether unissued, issued and outstanding, or held in the treasury of the Corporation, shall ipso facto become and be, without further action of the Corporation or its stockholders, one share of Common Stock with a par value of 50 cents per share, and all such shares shall be of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights, and all distinctions in regard to preference, qualifications, restrictions, limitations and special or relative rights or powers theretofore applicable to the Class A and Class
B Common Stock, described in this Article VI and the following Article
VII, shall cease to exist.

     F. No stockholder of the Corporation of any class, shall have a preemptive right to purchase, subscribe for, or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase, stock of this Corporation hereafter issued, optioned or sold by it.

                     ARTICLE VII
           Voting Rights of Capital Stock

     A. All holders of record of any class or classes of stock of the Corporation shall be entitled to one vote for each share of such class or classes so held, upon any question presented at a regular or special meeting of shareholders.

     At any election of directors held prior to the occurrence of either of the events described in Subsection (1) and (2) of Section E of the preceding Article VI, the record holders of the Class B Common Stock shall have the right to elect such number of the directors as will constitute two-thirds in number of the full Board of Directors of the Corporation, and if the number of places on the full Board of Directors is not divisible by three, then the holders of the Class B Common Stock shall have the right to elect the smallest number of directors sufficient to constitute more than two-thirds in number of such full Board of Directors (the directors so elected to be known as Class B Directors), and the record holders of the Class A Common Stock shall have the right to elect the remaining number of directors to be elected at such meeting (the directors so elected to be known as Class A Directors).
All such Directors shall be elected by a majority vote of the record holders of the Class A or Class B Common Stock, as the case may be, each such holder having one vote for each share of stock of such class so held. If the office of any Class A or Class B Directors becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, a majority of the remaining Class A or Class B Directors, as the case may be, shall choose a successor who shall hold office for the unexpired term to which such vacancy occurred, or until the next election of directors.

     At any election of Directors held subsequent to the occurrence of either of the aforesaid events, each Director shall be elected by a majority vote of the record holders of all class or classes of stock of this Corporation, without distinction as to class, each such holder having one vote for each share of stock of such class or classes so held.

     The shareholders shall at no time have the right to accumulate their votes and distribute them among the candidates for election to the Board of Directors.

     B. Until the occurrence of either of the events described in Subsections (1) and (2) of Section E of the preceding Article VI, the Corporation shall not amend, alter, change, add to, or repeal any of the provisions of the preceding Articles V or VI or of this Article VII or enter into any agreements of merger or consolidation, or take any action with respect to the Class A Common Stock, other than the declaration or payment of any cash dividend or dividends thereon, which action, in the opinion of the Board of Directors of the Corporation, would materially and adversely affect the conversion rights of the Class B Common Stock as set forth in Section C of the preceding Article VI, without the affirmative vote or consent of the holders of at least two-thirds of the Class A Common Stock at the time outstanding, voting as a class, and at least one-half of the Class B Common Stock at the time outstanding, voting as a class, given in person or by proxy, either in writing or, by resolution adopted at a duly called meeting of shareholders; and after the occurrence of either of such events described in Subsections (1) and (2) of Section E of the preceding
Article VI, the Corporation shall not amend, alter, change, add to, or repeal any of the provisions of the preceding Article V or VI of this
Article VII or enter into an agreement of merger or consolidation, without the affirmative vote or consent of the holders of at least two-thirds of the Common Stock, par value of 50 cents per share, at the time outstanding, given in person or by proxy, either in writing, or by resolution adopted at a duly called meeting of shareholders.

                     ARTICLE IX
              Data Respecting Directors
                     1.  Number

     The Corporation shall have such number of directors as shall be specified in the By-Laws, but in no event shall such number be less than three nor more than nine. In the event the By-Laws do not state the number of Directors, the number of Directors shall be nine.

                 2.  Qualifications

     Directors need not be shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States.



                     ARTICLE XII
      Provisions for Regulation of Business and
          Conduct of Affairs of Corporation

     A. The Board of Directors shall have the power, without the consent or vote of the stockholders, to make, alter, amend, change, add to, or repeal the By-Laws of the Corporation.

     B. The Corporation shall have the power to carry on and conduct its business or any part thereof, and to have one or more offices, in the State of Indiana, and in all other states, territories, colonies and dependencies of the United States, in the District of Columbia and in all or any foreign countries throughout the world; and to acquire, own, hold or use and to lease, mortgage, pledge, sell, convey or otherwise dispose of property, real and/or personal, tangible and/or intangible, either within or outside of the State of Indiana.

     C. Regular or special meetings of the Board of Directors or Shareholders of the Corporation may be held within or without the State of Indiana.

                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE
               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on May 2, 1962, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of The Amendments that the provisions and terms of Articles
V, VI, VII, IX and XII of its Articles of Incorporation be amended so as to read as set forth in The Amendments; and called a meeting of such Shareholders, to be held September 7, 1962, to adopt or reject The Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of The Amendments, at a meeting thereof, duly called, constituted and held on September 7, 1962, at which the holders of 78,427 shares of the Corporation's Class A Common Stock, par value of $1.00 per share, and holders of 110,000 shares of the Corporation's Class B Common
Stock, par value of $1.00 per share, were present in person or by proxy, adopted The Amendments.

     The number of shares entitled to vote in respect of The
Amendments, the number of shares voted in favor of the adoption of The Amendments, and the number of shares voted against such adoption are as follows:

          115,000 shares of Class A Common Stock, par value
$1.00 per share, were entitled to vote in respect of The
Amendments.
          78,402 shares were voted in favor of the adoption of The
Amendments.
          25 Shares were voted against such adoption.

          110,000 shares of Class B Common Stock, par value
$1.00 per share, were entitled to vote in respect of The
Amendments.
          110,000 shares were voted in favor of the adoption of The Amendments.
          No shares were voted against such adoption.

       3.  Compliance with Legal Requirements

     The manner of the adoption of The Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                      TO THE
            SHARES HERETOFORE AUTHORIZED

     At the time and date that The Amendments shall become effective, the authorized capital stock of this Corporation, which, prior to such effectiveness was divided into 615,000 shares, consisting of 500,000 shares of Class A Common Stock, and 115,000 shares of Class
B Common Stock, each such class having a par value of $1.00 per share, shall be changed by The Amendments to 915,000 shares, consisting of 695,000 shares of Class A Common Stock, and 220,000 shares of Class B Common Stock each such class having a par value of 50 cents per share.
     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 7th day of September, 1962.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of Skyline Homes, Inc.
                                        (Name of Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that ARTHUR J. DECIO, the President, and RICHARD M.
TRECKELO, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

WITNESS my hand and Notarial Seal this 7th day of September, 1962.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My Commission Expires
May 16, 1964.


This instrument prepared by Richard M. Treckelo, Attorney, Elkhart,
Indiana.
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                INDIANAPOLIS, INDIANA

To Whom These Presents Come, Greeting:

     Whereas, there has been presented to me at this office Articles of Amendment in triplicate of SKYLINE HOMES, INC.

AMENDING ARTICLES V, VI, VII, IX and XII

ARTICLE V - Amount of Capital Stock. The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 615,000 shares, consisting of 500,000 shares of Class A Common Stock and 115,000 shares of Class B Common Stock, each such class having a par value of $1.00 per share, to 915,000 shares, consisting of 695,000 shares of Class A Common Stock and 220,000 shares of Class B Common Stock, each such class having a par value of $.50 per share.

Said Articles of Amendment having been prepared and signed in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict herewith, " approved March 16, 1929, and Acts supplemental thereto.

     Whereas, upon due examination, I find that they conform to law:

     Now, therefore, I hereby certify that I have this day endorsed my approval upon the triplicate copies of Articles so presented, and, having received the fees required by law, in the sum of $6,013.00 have filed one copy of the Articles in this office and returned two copies bearing the endorsement of my approval to the Corporation.

                                        In Witness Whereof, I have
                                        hereunto set my hand
(Seal of the State of Indiana)          and affixed the seal of the
                                        State of Indiana, at the
                                        City of Indianapolis, this 10th
                                        day of September, 1962.

                                  /s/ Charles O. Hendricks
                                  Charles O. Hendricks, Secretary of State.

                                  By


                                  Deputy.
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                 Secretary of State

     I, Charles O. Hendricks, Secretary of State, of the State of
Indiana, hereby certify that the following and hereto attached is a full, true and complete copy of the Statement of Reduction of the Authorized Capital Stock of SKYLINE HOMES, INC., an Indiana
Corporation, bearing Approved and Filed date of July 10, 1963 as the same appears on file, as the law directs, in this office.














                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the State of Indiana, at the City of Indianapolis,
                                this 22nd day of July, 1963.
                                /s/ Charles O. Hendricks
                                Charles O. Hendricks,
                                Secretary of State.

                                By


                                Deputy
               STATEMENT OF REDUCTION
           OF THE AUTHORIZED CAPITAL STOCK
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of Skyline Homes, Inc. (hereinafter referred to as the "Corporation") existing pursuant to the provisions of The Indiana General Corporation Act as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating reduction of the Capital Stock of the Corporation through the cancellation of certain shares of its Capital Stock which have been reacquired by it, certify the following facts:

                    SUBDIVISION A
                        NAME

     The name of the Corporation is Skyline Homes, Inc.

                    SUBDIVISION B
                 ACTION BY DIRECTORS

     The Board of Directors of the Corporation at a meeting thereof, duly called, constituted and held on June 13, 1963, at which a quorum of such Board of Directors was present duly adopted the following resolution:

          RESOLVED, That the Corporation reduce its total
Capital Stock, heretofore authorized, consisting of 915,000 shares to-wit: 695,000 shares of Class A Common Stock and 220,000 shares of Class B Common Stock, each par value $.50 per share by 73,082 shares of Class B Common Stock, par value 50 cents per share, reacquired by it through redemption, purchase or otherwise, and make cancellation of such shares, thereby reducing its authorized Capital Stock to shares of Capital Stock consisting of 841,918 shares to-wit: 695,000 shares of Class A Common Stock, and 146,918 shares of Class B Common
Stock, each of the par value of 50 cents per share.

          RESOLVED, That the Treasurer of the Corporation is
authorized and directed to reflect such reduction and cancellation upon the books of account of the Corporation, and in connection therewith, to reduce the amount of Capital Stock  of the
Corporation by the aggregate amount of the par value of all shares with a par value, and by the aggregate number of shares of Capital
Stock without par   value, hereby cancelled.
                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                       TO THE
            SHARES HERETOFORE AUTHORIZED

          1.  Shares Heretofore Authorized

     The aggregate number of shares of Capital Stock which the Corporation had authority to issue prior to such reduction and cancellation, itemized by classes, is as follows:

     695,000 shares of Class A Common Stock
     220,000 shares of Class B Common stock
     each of the par value of 50 cents per share.

          2.  Shares Reduced and Cancelled

     The number of shares of Capital Stock which were affected by such reduction and cancellation itemized by classes as follows:

     73,082 shares of Class B Common Stock, par value $.50 per share.

           3.  Shares Hereafter Authorized

     The aggregate number of shares into which the authorized
Capital Stock of the Corporation will hereafter be divided after giving effect to such reduction and cancellation itemized by classes, is as follows:

     695,000 shares of Class A Common Stock
     146,918 shares of Class B Common Stock
     each of the par value of $.50 cents per share.

IN WITNESS WHEREOF, the undersigned officers execute this Statement and certify to the truth of the facts herein stated, this 8th day of July, 1963.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of Skyline Homes, Inc.
                                        (Name of Corporation)

STATE OF INDIANA    )
                    )  SS:
COUNT OF ELKHART    )

     I, the undersigned, a Notary Public, duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary of Skyline Homes, Inc., the officers executing the foregoing Statement, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

WITNESS my hand and Notarial Seal this 8th day of July, 1963.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My commission expires
May 16, 1964




This Instrument Prepared by Richard M. Treckelo, Attorney-at-Law,
Elkhart, Indiana
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                 Secretary of State

To Whom These Presents Come, Greeting:

WHEREAS, there has been presented to me at this office a Statement of Reduction of the Authorized Capital Stock of

                 SKYLINE HOMES, INC.

showing reduction of authorized Capital Stock from

1.  Shares Heretofore Authorized

     695,000 shares of Class A Common Stock - par value - 50 cents per share
     220,000 shares of Class B Common Stock - par value - 50 cents per share

2.  Shares Reduced and Cancelled

     73,082 shares of Class B Common Stock - par value - 50 cents per share

3.  Shares Hereafter Authorized

     695,000 shares of Class A Common Stock - par value - 50 cents per share
     146,918 shares of Class B Common Stock - par value - 50 cents per share

Said Statement of Reduction of Authorized Capital Stock having been prepared and signed in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict therewith", approved March 16, 1929, and Acts supplemental thereto.

WHEREAS, upon due examination I find that they conform to law:

                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the State of Indiana, at the City of Indianapolis,
                                this 10th day of July, 1963.
                                /s/ Charles O. Hendricks
                                Charles O. Hendricks,
                                Secretary of State.

                                By


                                Deputy
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                 Secretary of State

     I, Charles O. Hendricks, Secretary of State, of the State of
Indiana, hereby certify that the following and hereto attached is a full, true and complete copy of the Articles of Amendment of SKYLINE
HOMES, INC., an Indiana Corporation, bearing Approved and Filed date of August 27, 1963 as the same appears on file, as the law directs, in this office.













                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the State of Indiana, at the City of Indianapolis,
                                this 27th day of August, 1963.
                                /s/ Charles O. Hendricks
                                Charles O. Hendricks,
                                Secretary of State.

                                By


                                Deputy
                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of Skyline Homes, Inc. (hereinafter referred to as the "Corporation"), existing pursuant to the provisions of The Indiana General Corporation Act, as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain individual Articles of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact text of Article V of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as "The
Amendments"), now is as follows:

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is hereby changed from 841,918 shares, consisting of 695,000 shares of Class A Common Stock and 146,918 shares of Class B Common Stock, each such class having a par value of 50 cents per share, to 875,000 shares, consisting of 695,000 shares of Class A Common Stock and 180,000 shares of Class B Common
Stock, each such class having a par value of 50 cents per share.

     Upon the occurrence of either of the events described in Subsections (1) and (2) of Section E of ARTICLE VI, each one of the then authorized shares of Class A Common Stock and Class B
Common Stock, whether unissued, issued and outstanding or held in the treasury of the Corporation, shall ipso facto become and be, without further action by the Corporation or its shareholders, one share of Common Stock with the par value of 50 cents per share, and the holders of shares of the Class A Common Stock or Class B Common
Stock, shall have the right to surrender the certificates representing such shares to the Corporation or to any Transfer Agent for the Common Stock, par value of 50 cents per share, and received duly executed certificates representing an equal number of shares of said Common Stock, par value of 50 cents per share.
                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE

               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on June 13, 1963, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of The Amendments that the provisions and terms of Article V of its Articles of Incorporation be amended so as to read as set forth in The Amendments; and called a meeting of such Shareholders, to be held August 26, 1963, to adopt or reject The Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of The Amendments, at a meeting thereof, duly called, constituted and held on August 26, 1963, at which the holders of 295,055 shares of the Corporation's Class A Common Stock, par value of 50 cents per share, and holders of 146,029 shares of the Corporation's Class B Common Stock, par value of 50 cents per share, were present in person or by proxy, adopted The Amendments.

     The number of shares entitled to vote in respect of The
Amendments, the number of shares voted in favor of the adoption of The Amendments, and the number of shares voted against such adoption are as follows:

     387,772 shares of Class A Common Stock, par value 50 cents per share, were entitled to vote in respect of The Amendments.

     292,805 shares were voted in favor of the adoption of The
Amendments.

     50 shares were voted against such adoption.

     146,918 shares of Class B Common Stock, par value 50 cents per share, were entitled to vote in respect of The Amendments.

     146,029 shares were voted in favor of the adoption of the Amendments.

     No shares were voted against such adoption.



       3.  Compliance with Legal Requirements

     The number of the adoption of The Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                       TO THE
            SHARES HERETOFORE AUTHORIZED

     At the time and date that The Amendments shall become effective, the authorized capital stock of this Corporation, which, prior to such effectiveness was divided into 841,918 shares, consisting of 695,000 shares of Class A Common Stock and 146,918 shares of Class
B Common Stock, each such class having a par value of 50 cents per share, shall be changed by The Amendments to 875,000 shares, consisting of 695,000 shares of Class A Common Stock, and 180,000 shares of Class B Common Stock, each such class having a par value of 50 cents per share.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 27th day of August 1963.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of Skyline Homes, Inc.
                                        (Name of Corporation)
STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 27th day of August
1963.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)

                                        Notary Public

My Commission Expires
May 16, 1964




This Instrument Prepared By Richard M. Treckelo, Attorney-at-Law,
Elkhart, Indiana.
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE

                 Secretary of State

To Whom These Presents Come, Greeting:

WHEREAS, there has been presented to me at this office a Statement of Reduction of the Authorized Capital Stock of

                 SKYLINE HOMES, INC.

showing reduction of authorized Capital Stock from

1.  Shares Heretofore Authorized

     695,000 shares of Class A Common Stock
     180,000 shares of Class B Common Stock

2.  Shares Reduced and Cancelled

     39,441 shares of Class B Common Stock, par value 50 cents per share

3.  Shares Hereafter Authorized

     695,000 shares of Class A Common Stock
     140,559 shares of Class B Common Stock each of the par value of 50 cents per share

Said Statement of Reduction of Authorized Capital Stock having been prepared and signed in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict therewith", approved March 16, 1929, and Acts supplemental thereto.









WHEREAS, upon due examination I find that they conform to law:




                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the
                                State of Indiana, at the
                                City of Indianapolis, this 17th
                                day of February, 1964.

                                /s/ Charles O. Hendricks
                                Charles O. Hendricks,
                                Secretary of State.

                                By


                                Deputy
               STATEMENT OF REDUCTION
                       OF THE
              AUTHORIZED CAPITAL STOCK
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of Skyline Homes, Inc. (hereinafter referred to as the "Corporation") existing pursuant to the provisions of The Indiana General Corporation Act as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating reduction of the Capital Stock of the Corporation through the cancellation of certain shares of its Capital Stock which have been reacquired by it, certify the following facts:

                    SUBDIVISION A
                        NAME

     The name of the Corporation is Skyline Homes, Inc.

                    SUBDIVISION B
                 ACTION BY DIRECTORS

     The Board of Directors of the Corporation at a meeting thereof, duly called, constituted and held on December 10, 1963, at which a quorum of such Board of Directors was present duly adopted the following resolution:

          RESOLVED, That the Corporation reduce its total
Capital Stock, heretofore authorized, consisting of 875,000 shares to-wit: 695,000 shares of Class A Common Stock and 180,000 shares of Class B Common Stock, each par value $.50 per share by 39,441 shares of Class B Common Stock, par value 50 cents per share, reacquired by it through redemption, purchase or otherwise, and make cancellation of such shares, thereby reducing its authorized Capital Stock to 835,559 shares of Capital Stock consisting of 695,000 shares of Class A
Common Stock, and 140,559 shares of Class B Common Stock, each of the par value of 50 cents per share.

     RESOLVED, That the Treasurer of the Corporation is authorized and directed to reflect such reduction and cancellation upon the books of account of the Corporation, and in connection therewith, to reduce the amount of Capital Stock of the Corporation by the aggregate amount of the par value of all shares with a par value, and by the aggregate number of shares of Capital Stock without par value, hereby cancelled.



                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                      TO THE
            SHARES HERETOFORE AUTHORIZED

          1.  Shares Heretofore Authorized

     The aggregate number of shares of Capital Stock which the Corporation had authority to issue prior to such reduction and cancellation, itemized by classes, is as follows:

     695,000 shares of Class A Common Stock
     180,000 shares of Class B Common Stock
     each of the par value of 50 cents per share.

          2.  Shares Reduced and Cancelled

     The number of shares of Capital Stock which were affected by such reduction and cancellation itemized by classes is as follows:

     39,441 shares of Class B Common Stock, par value $.50 per share.

           3.  Shares Hereafter Authorized

     The aggregate number of shares into which the authorized
Capital Stock of the Corporation will hereafter be divided after giving effect to such reduction and cancellation itemized by classes, is as follows:

     695,000 shares of Class A Common Stock
     140,559 shares of Class B Common Stock
     each of the par value of 50 cents per share.












     IN WITNESS WHEREOF, the undersigned officers execute this Statement and certify to the truth of the facts herein stated, this 11th day of February, 1964.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Homes,Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public, duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary of Skyline Homes, Inc., the officers executing the foregoing Statement, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.








     WITNESS my hand and Notarial Seal this 11th day of February, 1964.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My commission expires
May 16, 1964




This Instrument Prepared by Richard M. Treckelo, Attorney-at-Law,
Elkhart, Indiana.
               STATEMENT OF REDUCTION
                       OF THE
              AUTHORIZED CAPITAL STOCK
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of Skyline Homes, Inc. (hereinafter referred to as the "Corporation") existing pursuant to the provisions of The Indiana General Corporation Act as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating reduction of the Capital Stock of the Corporation through the cancellation of certain shares of its Capital Stock which have been reacquired by it, certify the following facts:

                    SUBDIVISION A
                        NAME

     The name of the Corporation is Skyline Homes, Inc.

                    SUBDIVISION B
                 ACTION BY DIRECTORS

     The Board of Directors of the Corporation at a meeting thereof, duly called, constituted and held on February 26, 1964, at which a quorum of such Board of Directors was present duly adopted the following resolution:

          RESOLVED, That the Corporation reduce its total
Capital Stock, heretofore authorized, consisting of 835,559 shares to-wit: 695,000 shares of Class A Common Stock and 140,559 shares of Class B Common Stock, each par value $.50 per share by 9,823 shares of Class B Common Stock, par value $.50 per share, reacquired by it through redemption, purchase or otherwise, and make cancellation of such shares, thereby reducing its authorized
Capital Stock to 825,736 shares of Capital Stock consisting of 825,736 shares of Common Stock, of the par value $.50 per share.

          RESOLVED, That the Treasurer of the Corporation is authorized and directed to reflect such reduction and cancellation upon the books of account of the Corporation, and in connection therewith, to reduce the amount of Capital Stock of the Corporation by the aggregate amount of the par value of all shares with a par value, and by the aggregate number of shares of Capital Stock without par value, hereby cancelled.



                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                       TO THE
            SHARES HERETOFORE AUTHORIZED

          1.  Shares Heretofore Authorized

     The aggregate number of shares of Capital Stock which the Corporation had authority to issue prior to such reduction and cancellation, itemized by classes, is as follows:

     695,000 shares of Class A Common Stock
     140,559 shares of Class B Common Stock

          2.  Shares Reduced and Cancelled

     The number of shares of Capital Stock which were affected by such reduction and cancellation itemized by classes is as follows:

     9,823 shares of Class B Common Stock, par value $.50 per share.

           3.  Shares Hereafter Authorized

     The aggregate number of shares into which the authorized
Capital Stock of the Corporation will hereafter be divided after giving effect to such reduction and cancellation itemized by classes, is as follows:

     825,736 shares of Common Stock, of par value of $.50 per share.

     IN WITNESS WHEREOF, the undersigned officers execute this Statement and certify to the truth of the facts herein stated, this ninth day of March, 1964.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public, duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary of Skyline Homes, Inc., the officers executing the foregoing Statement, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this ninth day of March, 1964.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My commission expires
May 16, 1964




This Instrument Prepared by Richard M. Treckelo, Attorney-at-Law,
Elkhart, Indiana.
            ARTICLES OF AMENDMENT OF THE
            ARTICLES OF INCORPORATION OF
                 SKYLINE HOMES, INC.

     The undersigned officers of SKYLINE HOMES, INC.
(hereinafter referred to as the "Corporation"), existing pursuant to the provisions of the Indiana General Corporation Act, as amended
(hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain individual Articles of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact text of Article V of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as "The
Amendments"), now are as follows:

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided, is hereby changed from 825,736 shares Common Stock, having a par value of $.50 per share, to 1,325,736 shares of Common Stock, having a par value of $.25 per share.

     At the close of business on the date that these Amendments shall become effective, each share of Common Stock, par value $.50 per share, of the Corporation, issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for two
(2) shares of Common Stock, par value $.25 per share, of the Corporation.

     Such exchange and conversion will be accomplished as follows:

     At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation, or its shareholders, automatically be converted to a Certificate for a like number of shares of Common Stock of the same class of $.25 par value per share in partial exchange for the $.50 par value Common Stock, and the Corporation or any Transfer
Agent for said Common Stock, shall issue to each shareholder another stock Certificate for a like number of new shares of $0.25 par value Common Stock to complete said exchange and conversion.



                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE

               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on May 21, 1964, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the stockholders of the Corporation, entitled to vote in respect of the Amendments, that the provisions and terms of Article V, of its Articles of Incorporation be amended so as to read as set forth in the Amendments; and called a meeting of such stockholders, to be held September 9, 1964, to adopt or reject the Amendment.

             2.  Action by Shareholders

     The Stockholders of the Corporation entitled to vote in respect of The Amendment, at a meeting thereof, duly called, constituted and held on September 9, 1964, at which the holders of 436,918 shares of the Corporation's Common Stock, par value of $.50 per share, were present in person or by proxy, adopted the Amendment.

     The number of shares entitled to vote in respect of the Amendments, the number of shares voted in favor of the adoption of the Amendments, and the number of shares voted against such adoption are as follows:

     561,423 shares of Common Stock, par value $.50 per share, were entitled to vote in respect of the Amendments.

     436,843 shares were voted in favor of the adoption of the Amendments.

     75 shares were voted against such adoption.

       3.  Compliance With Legal Requirements

     The manner of the adoption of the Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.
                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                      TO THE
            SHARES HERETOFORE AUTHORIZED

     At the time and date that the Amendments shall become effective, the authorized capital stock of this Corporation, which, prior to such effectiveness, was divided into 825,736 shares of Common
Stock, having a par value of $.50 per share, shall be changed by the Amendments to 1,325,736 shares of Common Stock, having a par value of $.25 per share.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 9th day of September, 1964.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)
STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof, and swore to the truth of the facts therein contained.

     WITNESS my hand and Notarial Seal this 9th day of September, 1964.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My Commission Expires
May 16, 1968




This instrument prepared by Richard M. Treckelo, Attorney-at-Law,
Elkhart, Indiana.
                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE HOMES, INC.

     The undersigned officers of Skyline Homes, Inc. (hereinafter referred to as the "Corporation"), existing pursuant to the provisions of The Indiana General Corporation Act, as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain individual Articles of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact text of Articles I, V and VI of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as "The Amendments"), now is as follows:

                      ARTICLE I
                        Name

     The name of the Corporation is Skyline Corporation.

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 1,325,736 shares of Common Stock, having a par value of $.25 per share, to 1,700,000 shares of Common Stock, having a par value of $.25 per share.

                     ARTICLE VI
               Terms of Capital Stock

     A. The authorized capital stock of the Corporation shall consist of 1,700,000 shares of Common Stock, having a par value of $.25 per share, all of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights.

     B. No shareholder of the Corporation shall have a pre-emptive right to purchase, subscribe for, or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase, stock of the Corporation hereafter issued, optioned or sold by it.

                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE

               1.  Action by Direction

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on July 19, 1966, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of The Amendments that the provisions and terms of Articles
I, V and VI of its Articles of Incorporation be amended so as to read as set forth in The Amendments; and called a meeting of such Shareholders, to be held August 19, 1966, to adopt or reject The Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of The Amendments, at a meeting thereof, duly called, constituted and held on August 19, 1966, at which holders of 943,467 shares of the Corporation's Common Stock, par value $.25 per share, were present in person or by proxy, adopted The Amendments.

     The number of shares entitled to vote in respect of The
Amendments, the number of shares voted in favor of the adoption of The Amendments, and the number of shares voted against such adoption are as follows:

     1,192,092 shares of Common Stock were entitled to vote in respect of The Amendments.

     A.   Article I

          943,437 shares were voted in favor of the adoption of this Amendment.
          30 shares were voted against such adoption.

     B.   Articles V and VI

          924,444 shares were voted in favor of the adoption of these Amendments.
          19,023 shares were voted against such adoption.



       3.  Compliance with Legal Requirements

     The manner of the adoption of The Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                      TO THE
            SHARES HERETOFORE AUTHORIZED

     At the time and date that the Amendments shall become effective, the authorized capital stock of this Corporation, which prior to such effectiveness, was divided into 1,325,736 shares of Common Stock, having a par value of $.25 per share, shall be changed by the Amendments to 1,700,000 shares of Common Stock, having a par value of $.25 per share.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 19th day of August, 1966.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Homes, Inc.
                                        (Name of Corporation)
STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 19th day of August, 1966.

                                        /s/ Alice M. Hunter
                                        (Written Signature)

                                        Alice M. Hunter
                                        (Printed Signature)
                                        Notary Public

My commission expires
May 16, 1968




This Instrument Prepared by Richard M. Treckelo, Lawyer, 303 First National Bank Building, Elkhart, Indiana.
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                INDIANAPOLIS, INDIANA

To Whom These Presents Come, Greeting:

     Whereas, there has been presented to me at this office Articles of Amendment in triplicate of SKYLINE HOMES, INC.

Amending Article I
Changing name to SKYLINE CORPORATION

Also amending Article V

The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 1,325,736 shares of Common Stock, having a par value of $.25 per share, to 1,700,000 shares of Common Stock, having a par value of $.25 per share.

Also amending Article VI

Said Articles of Amendment having been prepared and signed in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict herewith," approved March 16, 1929, and Acts supplemental thereto.

     Whereas, upon due examination, I find that they conform to law:

     Now, therefore, I hereby certify that I have this day endorsed my approval upon the triplicate copies of Articles so presented, and, having received the fees required by law, in the sum of $7,498.28 have filed one copy of the Articles in this office and returned two copies bearing the endorsement of my approval to the Corporation.

                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the
                                State of Indiana, at the
                                City of Indianapolis, this 19th
                                day of August, 1966.

                                /s/ John S. Battarff
                                Secretary of State

                                By


                                Deputy
                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
                INDIANAPOLIS, INDIANA

To Whom These Presents Come, Greeting:

     Whereas, there has been presented to me at this office Articles of Amendment in triplicate of SKYLINE CORPORATION.

                   THE AMENDMENTS

The exact text of Articles II, V, VI and VII.

                      Article V
See attached sheet.

Said Articles of Amendment having been prepared and signed in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict herewith," approved March 16, 1929, and Acts supplemental thereto.

     Whereas, upon due examination, I find that they conform to law:

     Now, therefore, I hereby certify that I have this day endorsed my approval upon the triplicate copies of Articles so presented, and, having received the fees required by law, in the sum of $16,613.00 have filed one copy of the Articles in this office and returned two copies bearing the endorsement of my approval to the Corporation.

                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the
                                State of Indiana, at the
                                City of Indianapolis, this 29th
                                day of August, 1968.

                                /s/ Edgar D. Whitcomb
                                Secretary of State

                                By


                                Deputy
                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 1,700,000 shares of Common Stock, having a par value of $.25 per share, to 5,000,000 shares of Common Stock, having a par value of 8-1/3 cents per share.

     At the close of business on the date that these Amendments shall become effective, each share of Common Stock, par value $.25 per share, of the Corporation, issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for three (3) shares of Common Stock, par value 8-1/3 cents per share of the Corporation.

     Such exchange and conversion will be accomplished as follows:

     At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation, or its shareholders, automatically be converted to a certificate for a like number of shares of Common Stock, par value 8-1/3 cents per share, in partial exchange for the $.25 par value Common Stock, and the Corporation or any Transfer Agent for said Common Stock shall issue to each shareholder another Certificate for the additional number of new shares of 8-1/3 cents par value
Common Stock to complete said exchange and conversion and said three (3) - for - one (1) stock split.

                     ARTICLE VI
               Terms of Capital Stock

     A. The authorized capital stock of the Corporation shall consist of 5,000,000 shares of Common Stock, having a par value of 8-
1/3 cents per share, all of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights.

     B. No shareholder of the Corporation shall have a pre-emptive right to purchase, subscribe for or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase stock of the Corporation hereafter issued, optioned or sold by it.

                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE CORPORATION

     The undersigned officers of Skyline Corporation (hereinafter referred to as the "Corporation"), existing pursuant to the provisions of The Indiana General Corporation Act, as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain provisions of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact text of Articles II, V, VI and VII of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as the "Amendments"), now is as follows:

                     ARTICLE II
                      Purposes

     A. To manufacture, build, construct, make and repair house trailers and cargo trailers, and parts for same; to buy, sell, trade and exchange, and to otherwise deal in new and used house trailers and cargo trailers, at wholesale and at retail; and to do any and all things legal, necessary or proper to be done for the successful conduct of the business herein contemplated and incident to said business.

     B. To make, construct, and build materials for the construction, alteration, or repair of any and all classes of dwelling houses, garages, outbuildings, farm buildings, commercial and industrial buildings, and improvements of any kind and nature whatsoever; to make, construct and build any and all classes of cabinets, and ready-cut and pre-fabricated housing and building materials and products.

     C. To conduct and carry on the business of builders and contractors for the purpose of building, erecting, constructing, altering, repairing or doing any other work in connection with any and all classes of dwelling houses, garages, outbuildings, farm buildings, commercial and industrial buildings, and improvements of any kind and nature whatsoever, including the locating, laying out and constructing of road, avenues, docks, slips, sewers, bridges, wells, walls and all classes of buildings, erections, and works, both public and private, or integral parts thereof.

     D. To buy, sell, trade and deal in, at wholesale and retail, any and all kinds of new and second-hand building materials, and products.

     E. To acquire, purchase, own, lease and operate, and to sell, lease or otherwise dispose of any and all machinery, appliances and equipment necessary, convenient or incident to the conduct of the construction business.

     F.   To acquire, purchase, own, sell and lease real estate.

     G. To pay for any property, real or personal, this Corporation may acquire or purchase, with shares of the capital stock, bonds or other obligations or securities of this Corporation, or to issue its shares of stock in exchange therefor.

     H. The foregoing clauses shall be construed as powers, as well as purposes, and the matters expressed in each clause shall, except if otherwise provided, be in no wise limited by reference to, or inference from the terms of any other clause, but shall be regarded as independent powers and purposes; and the enumeration of specific powers and purposes shall not be construed to limit or restrict in any manner the meaning of the general terms or the general powers of the Corporation; nor shall the expressing of one thing be deemed to exclude another not expressed; although it be of like nature.

     I. The Corporation shall be authorized to exercise and enjoy all other powers, rights and privileges, granted by an Act of the General Assembly of the State of Indiana, entitled "The Indiana General Corporation Act", approved March 16, 1929, to corporations organized thereunder, and all the powers conferred by all acts heretofore or hereafter amendatory of, or supplemental to, the said Act or the said laws; and the enumeration of certain powers as herein specified, is not intended as exclusive of, or as a waiver of, any of the powers, rights or privileges granted or conferred by said Act or the said laws now or hereafter in force; provided, however, that the Corporation shall not, in any State, carry on any business or exercise any powers, which a corporation organized under the laws thereof could not carry on and exercise.

     J. To engage in all types and kinds of manufacturing, and any other lawful act or activity for which corporations may be organized under The Indiana General Corporation Law.

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 1,700,000 shares of Common Stock, having a par value of $.25 per share, to 5,000,000 shares of Common Stock, having a par value of 8-1/3 cents per share.

     At the close of business on the date that these Amendments shall become effective, each share of Common Stock, par value $.25 per share, of the Corporation, issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for three (3) shares of Common Stock, par value 8-1/3 cents per share of the Corporation.

     Such exchange and conversion will be accomplished as follows:

     At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation, or its shareholders, automatically be converted to a certificate for a like number of shares of Common Stock, par value 8-1/3 cents per share, in partial exchange for the $.25 par value Common Stock, and the Corporation or any Transfer Agent for said Common Stock shall issue to each shareholder another Certificate for the additional number of new shares of 8-1/3 cents par value
Common Stock to complete said exchange and conversion and said three (3) - for - one (1) stock split.

                     ARTICLE VI
               Terms of Capital Stock

     A. The authorized capital stock of the Corporation shall consist of 5,000,000 shares of Common Stock, having a par value of 8-
1/3 cents per share, all of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights.

     B. No shareholder of the Corporation shall have a pre-emptive right to purchase, subscribe for or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase stock of the Corporation hereafter issued, optioned or sold by it.

                     ARTICLE VII
           Voting Rights of Capital Stock

     All holders of record of the Common Stock of the Corporation shall be entitled to one (1) vote for each share of such stock so held, upon any question presented at a regular or special meeting of shareholders.

     The shareholders shall at no time have the right to accumulate their votes and distribute them among the candidates for election to the Board of Directors.

     The Articles of Incorporation may be amended by the affirmative vote of the holders of a majority of the Corporation's Common Stock at the time outstanding, and entitled to vote in respect thereof.

                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE

               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on June 13, 1968, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of the Amendments that the provisions and terms of Articles II, V, VI and VII of its Articles of Incorporation be amended so as to read as set forth in the Amendments; and called a meeting of such Shareholders, to be held August 28, 1968, to adopt or reject the Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of the Amendments, at a meeting thereof, duly called, constituted and held on August 28, 1968, at which holders of shares of the Corporation's Common Stock, par value $.25 per share were present in person or by proxy, adopted the Amendments.

     The number of shares entitled to vote in respect of the Amendments, the number of shares voted in favor of the Amendments, and the number of shares voted against such adoption are as follows:

     1,242,316 shares were entitled to vote in respect of the Amendments.

     A.   Sub-paragraph (J), Article II:

          Shares voted favor:  994,898
          Shares voted against:  612

     B.   Articles V and VI:

          Shares voted in favor:  1,017,260
          Shares voted against:  120




     C.   Article VII:

          Shares voted in favor:  1,016,040
          Shares voted against:  1,340

       3.  Compliance with Legal Requirements

     The manner of the adoption of the Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation and the By-Laws of the Corporation.

                    SUBDIVISION C
           STATEMENT OF CHANGES MADE WITH
          RESPECT TO THE SHARES HERETOFORE
                     AUTHORIZED

     At the time and date that the Amendments shall become effective, the authorized capital stock of this Corporation, which, prior to such effectiveness, was divided into 1,700,000 shares of Common
Stock, having a par value of $.25 per share, shall be changed by the Amendments to 5,000,000 shares of Common Stock, having a par value of 8-1/3 cents per share. Additionally, the 1,242,316 shares of Common Stock issued and outstanding prior to the close of business on the effective date of the Amendments, shall be reduced in par value from $.25 to 8-1/3 cents per share, and certificates evidencing additional shares shall be issued pursuant to the three-for-one stock split set forth above, of the par value of 8-1/3 cents each, so that a total of 3,726,948 shares of Common Stock will be issued and outstanding.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 28th day of August, 1968.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Corporation
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Corporation
                                        (Name of Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary, of Skyline Corporation, the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 28th day of August, 1968.

                                        /s/ Phyllis J. Evans
                                        (Written Signature)

                                        Phyllis J. Evans
                                        (Printed Signature)
                                        Notary Public

My commission expires
November 4, 1968




This instrument was prepared by Richard M. Treckelo, Lawyer, 303
First National Bank Building, Elkhart, Indiana.

                  STATE OF INDIANA
          OFFICE OF THE SECRETARY OF STATE
              CERTIFICATE OF AMENDMENT
                         OF
                 SKYLINE CORPORATION

     I, WILLIAM N. SALIN, Secretary of State of the State of
Indiana, hereby certify that Articles of Amendment for the above Corporation, in the form prescribed by my office, prepared and signed in duplicate in accordance with "An Act concerning domestic and foreign corporations for profit, providing penalties for the violation hereof, and repealing all laws or parts of laws in conflict herewith," approved March 16, 1929, and Acts supplemental thereto.

                   THE AMENDMENTS

The exact text of Articles V and VI.

(See Riders Attached).

     Whereas, upon due examination, I find that the Articles of Amendment conform to law, and have endorsed my approval upon the duplicate copies of such Articles; that all fees have been paid as required by law; that one copy of such Articles has been filed in my office; and that the remaining copy of such Articles bearing the endorsement of my approval and filing has been returned by me to the Corporation.

                                In Witness Whereof, I have
                                hereunto set my hand
(Seal of the State of Indiana)  and affixed the seal of the
                                State of Indiana, at the
                                City of Indianapolis, this 24th
                                day of September, 1969.

                                /s/ William N. Salin
                                William N. Salin, Secretary
                                of State

                                By


                                Deputy
                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 5,000,000 shares of Common Stock, having a par value of 8-1/3 cents per share, to 15,000,000 shares of Common Stock, having a par value of 2.77 cents per share.

     At the close of business on the date that these Amendments shall become effective, each share of Common Stock, par value 8-1/3 cents per share, of the Corporation, issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for three (3) shares of Common Stock, par value 2.77 cents per share of the Corporation.

     Such exchange and conversion will be accomplished as follows:

     At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation, or its shareholders, automatically be converted to a certificate for a like number of shares of Common Stock, par value 2.77 cents per share, in partial exchange for the 8-1/3 cents par value Common Stock, and the Corporation or any Transfer Agent for said Common Stock shall issue to each shareholder another Certificate for the additional number of new shares of 2.77 cents par value Common Stock to complete said exchange and conversion and said three (3) - for - one (1) stock split.

                     ARTICLE VI
               Terms of Capital Stock

     A. The authorized capital stock of the Corporation shall consist of 15,000,000 shares of Common Stock, having a par value of
2.77 cents per share, all of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights.

     B. No shareholder of the Corporation shall have a pre-emptive right to purchase, subscribe for or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase stock of the Corporation hereafter issued, optioned or sold by it.

     C. Subscribers and shareholders shall be liable for the debts of the Corporation only to the extent of any unpaid portion of their subscriptions for shares of the Corporation or any unpaid portion of the consideration for the issuance to them of shares of the Corporation, and except for such liability the private property of the stockholders, directors and officers of this Corporation shall at all times be exempt from all corporate debts and liabilities whatsoever.

                ARTICLES OF AMENDMENT
                       OF THE
              ARTICLES OF INCORPORATION
                         OF
                 SKYLINE CORPORATION

     The undersigned officers of Skyline Corporation (hereinafter referred to as the "Corporation"), existing pursuant to the provisions of The Indiana General Corporation Act, as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain provisions of its Articles of Incorporation, certify the following facts:

                    SUBDIVISION A
                   THE AMENDMENTS

     The exact text of Articles V and VI of the Articles of Incorporation of the Corporation, as amended (hereinafter referred to as the "Amendments"), now is as follows:

                      ARTICLE V
               Amount of Capital Stock

     The total number of shares into which the authorized capital stock of the Corporation is divided is hereby changed from 5,000,000 shares of Common Stock, having a par value of 8-1/3 cents per share, to 15,000,000 shares of Common Stock, having a par value of 2.77 cents per share.

     At the close of business on the date that these Amendments shall become effective, each share of Common Stock, par value 8-1/3 cents per share, of the Corporation, issued and outstanding immediately prior to the close of business on said effective date, shall be exchanged for three (3) shares of Common Stock, par value 2.77 cents per share of the Corporation.

     Such exchange and conversion will be accomplished as follows:

     At the close of business on said effective date, each stock certificate issued and outstanding prior to the close of business on the date that these Amendments shall become effective, shall, without further action by the Corporation, or its shareholders, automatically be converted to a certificate for a like number of shares of Common Stock, par value 2.77 cents per share, in partial exchange for the 8-1/3 cents par value Common Stock, and the Corporation or any Transfer Agent for said Common Stock shall issue to each shareholder another Certificate for the additional number of new shares of 2.77 cents par value Common Stock to complete said exchange and conversion and said three (3) - for - one (1) stock split.

                     ARTICLE VI
               Terms of Capital Stock

     A. The authorized capital stock of the Corporation shall consist of 15,000,000 shares of Common Stock, having a par value of
2.77 cents per share, all of one and the same class, with equal and identical rights, privileges, powers, obligations, restrictions and voting rights.

     B. No shareholder of the Corporation shall have a pre-emptive right to purchase, subscribe for or take any part of any stock or any part of any notes, debentures, bonds or other securities, whether or not convertible into, or carrying options or warrants to purchase stock of the Corporation hereafter issued, optioned or sold by it.

     C. Subscribers and shareholders shall be liable for the debts of the Corporation only to the extent of any unpaid portion of their subscriptions for shares of the Corporation or any unpaid portion of the consideration for the issuance to them of shares of the Corporation, and except for such liability the private property of the stockholders, directors and officers of this Corporation shall at all times be exempt from all corporate debts and liabilities whatsoever.

                    SUBDIVISION B
             MANNER OF ADOPTION AND VOTE

               1.  Action by Directors

     The Board of Directors of the Corporation, at a meeting thereof, duly called, constituted and held on June 2, 1969, at which a quorum of such Board of Directors was present, duly adopted a resolution proposing to the Shareholders of the Corporation entitled to vote in respect of the Amendments that the provisions and terms of Articles V and VI of its Articles of Incorporation be amended so as to read as set forth in the Amendments; and called a meeting of such Shareholders, to be held September 15, 1969, to adopt or reject the Amendments.

             2.  Action by Shareholders

     The Shareholders of the Corporation entitled to vote in respect of the Amendments, at a meeting thereof, duly called, constituted and held on September 15, 1969, at which holders of 2,903,705 shares of the Corporation's Common Stock, par value 8-1/3 cents per share were present in person or by proxy, adopted the Amendments.

     The number of shares entitled to vote in respect of the Amendments, the number of shares voted in favor of the adoption of the Amendments, and the number of shares voted against such adoption are as follows:

                              Total
Shares entitle to vote:            3,762,948
Shares voted in favor:             2,902,698
Shares voted against:                  1,007

       3.  Compliance with Legal Requirements

     The manner of the adoption of the Amendments, and the vote by which they were adopted, constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

                    SUBDIVISION C
       STATEMENT OF CHANGES MADE WITH RESPECT
                      TO THE
            SHARES HERETOFORE AUTHORIZED

     Before giving effect to the Amendments, the authorized capital stock of this Corporation consisted of 5,000,000 shares of Common Stock, par value 8-1/3 cents per share. The Amendments provide for an additional 10,000,000 shares of authorized Common Stock. After giving effect to the Amendments, the authorized capital stock of this Corporation shall consist of 15,000,000 shares of Common Stock, of the par value of 2.77 cents per share.

     IN WITNESS WHEREOF, the undersigned officers execute these Articles of Amendment of the Articles of Incorporation of the Corporation, and certify to the truth of the facts herein stated, this 16th day of September, 1969.


                                        /s/ Arthur J. Decio
                                        (Written Signature)

                                        Arthur J. Decio
                                        (Printed Signature)

                                        President of
                                        Skyline Corporation
                                        (Name of Corporation)

                                        /s/ Richard M. Treckelo
                                        (Written Signature)

                                        Richard M. Treckelo
                                        (Printed Signature)

                                        Secretary of
                                        Skyline Corporation
                                        (Name of Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President and Richard M. Treckelo, the Secretary, of Skyline Corporation, the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

     WITNESS my hand and Notarial Seal this 16th day of September, 1969.

                                        /s/ Phyllis J. Evans
                                        (Written Signature)

                                        Phyllis J. Evans
                                        (Printed Signature)
                                        Notary Public

My commission expires
November 4, 1972




This instrument was prepared by Richard M. Treckelo, Lawyer, 303
First National Bank Building, Elkhart, Indiana.

                                  EXHIBIT (21)



                         Subsidiaries of the Registrant



  Parent (Registrant) - Skyline Corporation (an Indiana Corporation)

  Subsidiaries - Skyline Homes, Inc. (a California Corporation)

      - Homette Corporation (an Indiana Corporation)

      - Layton Homes Corp. (an Indiana Corporation)

      - Carrollton Corporation (an Indiana Corporation)


  These wholly-owned subsidiaries are included in the consolidated financial statements.

                                  EXHIBIT (99)



                          Form 8K dated March 25, 1994




                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM  8-K



                            CURRENT REPORT

                  Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

  Date of Report (date of earliest event reported) - March 16, 1994

                         SKYLINE CORPORATION
  _________________________________________________________________
        (Exact name of Registrant as specified in its charter)

        Indiana               1-4714               35-1038277
    (State or other      Commission File No.      (IRS Employer
     jurisdiction of                            Identification No.)
     incorporation)


  2520 By-Pass Road, Elkhart, Indiana                 465l4
  _________________________________________________________________
  (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (219)294-6521

                              No change
  _________________________________________________________________
  (Former name or former address, if changed since last report)

Item 5.  Other Events

  The Board of Directors of Skyline Corporation amended Article V of the By-Laws of Skyline Corporation on March 16, 1994 to add a new Section 12 to provide as follows, effective immediately:

      The Corporate Controller shall cause to be kept full and accurate books and accounts of all assets, liabilities and transactions of the corporation. The Corporate Controller shall establish and administer an adequate plan for the control of operations, including systems and procedures required to properly maintain internal controls on all financial transactions of the corporation. The
      Corporate Controller shall prepare, or cause to be prepared, statements of the financial condition of the corporation and proper profit and loss statements covering the operations of the corporation and such other and additional financial statements, if any, as the Chairman of the Board of Directors, Vice Chairman of the Board of Directors,
      President or Chief Financial Officer, from time to time shall require. The Corporate
      Controller also shall perform such other duties as may be assigned by the Chairman of the Board of Directors, Vice Chairman of the Board of Directors, President or Chief
      Financial Officer, from time to time.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        SKYLINE CORPORATION
                                        (Registrant)



                                       ________________________
                                       (Signature)
                                       Richard M. Treckelo
                                       Secretary



Date:  March 25, 1994