Form 10-Q
period 1994-08-31
SKYLINE CORP
filed 1994-10-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


                     For the Quarter Ended August 31, 1994


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



                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                 Title of Class           Shares Outstanding

                  Common stock                11,157,244

                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of August 31, 1994 and May 31, 1994      2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       periods ended August 31, 1994 and 1993

                    Consolidated Statements of Cash               5
                       Flows for the three-month
                       periods ended August 31, 1994
                       and 1993

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                         August 31, 1994    May 31, 1994
                                           (Unaudited)
ASSETS

Current Assets:

Cash and temporary cash investments            $   3,843       $   9,232

Treasury Bills, at cost plus accrued
interest, which approximates market               12,724           7,896

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      43,668          44,514

Inventories
  Raw materials                                   10,223           8,399
  Work in process                                  5,027           4,775
  Finished goods                                   3,748           2,357


Total Inventories                                 18,998          15,531


Other current assets                               6,988           6,405

TOTAL CURRENT ASSETS                              86,221          83,578


Investment in U.S. Treasury Notes                 89,914          89,912


Property, Plant and Equipment, at Cost:
  Land                                             5,193           4,525
  Buildings and improvements                      49,133          47,982
  Machinery and equipment                         22,280          19,769

                                                  76,606          72,276

Less accumulated depreciation                     39,838          39,946


  Total Property, Plant and Equipment             36,768          32,330


Other Assets                                       2,701           2,711


                                               $ 215,604       $ 208,531





The accompanying notes are a part of the consolidated financial statements.

















Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1994    May 31, 1994
                                            (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    16,137        $   14,468

Accrued salaries and wages                       4,928             5,123

Accrued profit sharing                             551             2,156

Accrued marketing programs                      11,468             7,248

Other accrued liabilities                        4,625             4,852

Income taxes                                     2,449             1,972


   TOTAL CURRENT LIABILITIES                    40,158            35,819


Other Deferred Liabilities                       2,376             2,329
Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             168,883           166,196

 Treasury stock, at cost, 59,900 shares         (1,053)           (1,053)


TOTAL SHAREHOLDERS' EQUITY                     173,070           170,383


                                           $   215,604        $  208,531




The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1994 and 1993
(Unaudited)

(Dollars in thousands except per share data)




                                                   1994         1993

Sales                                       $   155,328  $   136,167
Cost of sales                                   130,866      116,049


Gross profit                                     24,462       20,118


Selling and administrative expenses              19,234       16,658


Operating earnings                                5,228        3,460


Interest income                                   1,488        1,441


Earnings before income taxes                      6,716        4,901


Provision for income taxes:

      Federal                                     2,180        1,570

      State                                         510          330


                                                  2,690        1,900



Net earnings                                      4,026        3,001

Retained earnings, beginning of period          166,196      156,589



                                                170,222      159,590

Less, cash dividends paid                         1,339        1,346


Retained earnings, end of period            $   168,883  $   158,244



Net earnings per share                            $ .36         $.27




Cash dividends per share                          $ .12         $.12




Weighted average common shares outstanding   11,157,244   11,217,144




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1994 and 1993
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1994          1993

Cash Flows From Operating Activities:
  Net earnings                                  $   4,026     $   3,001


  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (1,431)       (1,363)
    Depreciation                                      784           657
    Amortization of discount or premium on
     U.S. Treasury Notes                               (2)            5
    Working Capital Items:
      Accounts receivable                             846         1,613
      Inventories                                  (3,467)       (2,330)
      Other current assets                           (583)         (681)
      Accounts payable, trade                       1,669         4,702
      Accrued liabilities                           2,193         1,784
      Income taxes payable                            477           872
    Other assets                                       10           328
    Other deferred liabilities                         47           251

    Total Adjustments                                 543         5,838


    Net cash provided by operating activities       4,569         8,839


Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                             10,879             -
  Purchase of U.S. Treasury Bills                 (15,556)       (4,784)
  Interest received from U.S. Treasury Notes        1,280         1,289
  Proceeds from sale of property, plant
   and equipment                                        4             -
  Purchase of property, plant and equipment        (5,226)       (1,689)


    Net cash used in investing activities          (8,619)       (5,184)

Cash Flows From Financing Activities:
  Cash dividends paid                              (1,339)       (1,346)

    Net cash used in financing activities          (1,339)       (1,346)

Net increase (decrease) in cash                    (5,389)        2,309
Cash at beginning of year                           9,232         8,787

Cash at end of quarter                          $   3,843     $  11,096





The accompanying notes are a part of the consolidated financial statements.








Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month periods ended August 31, 1994 and 1993

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1994 and the consolidated results of operations and changes in cash for the three-month periods ended August 31, 1994 and 1993.

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

The financial data included herein has been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants, whose report is included on page 7 of this filing.

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

The Corporation and its subsidiaries were contingently liable at August 31, 1994 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


                        Report of Independent Accountants


September 16, 1994

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1994 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1994 and 1993 and the consolidated statements of cash flows for the three-month periods ended August 31, 1994 and 1993 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1994, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 15, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of May 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources



At August 31, 1994 cash and investments in U.S. Treasury Bills totaled $16,567,000 a decrease of $561,000 from $17,128,000 at May 31, 1994.
Working capital at August 31, 1994 amounted to $46,063,000 compared to $47,759,000 at May 31, 1994. Capital expenditures amounted to $5,226,000 in 1994 compared to $1,689,000 in the first quarter of the prior year. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes, increase manufacturing efficiencies and replace the Company's eighteen year-old aircraft. The cash provided by operating activities in fiscal 1995 is expected to be adequate to fund any capital expenditures which may become necessary during the year.



Results of Operations for the Three Months Ended August 31, 1994



Sales in the quarter ended August 31, 1994 amounted to $155,328,000 a 14.1 percent increase from $136,167,000 in the comparable quarter of the prior year. Manufactured housing sales increased 16.1 percent to $123,295,000 in 1994 compared to $106,235,000 in 1993. Recreational vehicle sales increased 7.0 percent to $32,033,000 in the first quarter of 1994 compared to $29,932,000 in 1993. Sales for the quarter reflected an improvement in overall economic conditions which contributed to an increase in industry wide demand for manufactured housing and recreational vehicles.

Cost of sales decreased in 1994 to 84.3 percent of sales compared with
85.2 percent in 1993. This decrease is due to increased sales volume and continued cost containment efforts. Selling and administrative expenses in 1994 increased slightly as a percentage of sales to 12.4 percent from
12.2 percent in 1993 due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,488,000 in 1994 compared to $1,441,000 in 1993. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels during the period.

Income Taxes



The provision for federal income tax approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxing entities.

                                                  PART II



Item 1.  Legal Proceedings
Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1994, heretofore filed by the registrant with the Commission.

Item 6.  Exhibits and reports on Form 8-K
(a) Exhibits - none
(b) Reports on Form 8-K - no report on Form 8-K has been filed during the quarter ended August 31, 1994.


                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      October 11, 1994                 /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      October 11, 1994                 /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller