Form 10-Q/A
period 1994-08-31
SKYLINE CORP
filed 1994-12-12
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549


                                 FORM 10-Q/A


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

Item 6.  Exhibits and reports on Form 8-K
No reports on Form 8-K have been filed during the quarter ended August 31, 1994. The Exhibit filed as part of this report is listed below.

     Exhibit No.         Description
        27               Financial Data Schedule



                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      December 12, 1994                /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                                V.P. Finance & Treasurer,
                                                Chief Financial Officer




DATE:      December 12, 1994                /S/ James R. Weigand
                                                James R. Weigand
                                                Corporate Controller