Form 10-Q
period 1994-11-30
SKYLINE CORP
filed 1995-01-13
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


                    For the Quarter Ended November 30, 1994


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

                                          Shares Outstanding
                Title of Class             January 13, 1995
                 Common stock                 11,157,244

                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of November 30, 1994 and May 31, 1994      2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       six-month periods ended November 30,
                       1994 and 1993

                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1994 and 1993

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        November 30, 1994    May 31, 1994
                                           (Unaudited)
ASSETS

Current Assets:

Cash and temporary cash investments            $   6,272       $   9,232

Treasury Bills, at cost plus accrued
interest, which approximates market                7,836           7,896

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      40,281          44,514

Inventories
  Raw materials                                   10,064           8,399
  Work in process                                  5,615           4,775
  Finished goods                                   7,762           2,357


Total Inventories                                 23,441          15,531


Other current assets                               7,733           6,405

TOTAL CURRENT ASSETS                              85,563          83,578


Investment in U.S. Treasury Notes                 89,917          89,912


Property, Plant and Equipment, at Cost:
  Land                                             5,262           4,525
  Buildings and improvements                      52,081          47,982
  Machinery and equipment                         22,726          19,769

                                                  80,069          72,276

Less accumulated depreciation                     40,279          39,946


  Total Property, Plant and Equipment             39,790          32,330


Other Assets                                       2,724           2,711


                                               $ 217,994       $ 208,531





The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30, 1994    May 31, 1994
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    14,437        $   14,468

Accrued salaries and wages                       4,871             5,123

Accrued profit sharing                           1,116             2,156

Accrued marketing programs                      13,948             7,248

Other accrued liabilities                        5,379             4,852

Income taxes                                        49             1,972


   TOTAL CURRENT LIABILITIES                    39,800            35,819


Other Deferred Liabilities                       2,416             2,329
Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             171,591           166,196

 Treasury stock, at cost, 59,900 shares         (1,053)           (1,053)


TOTAL SHAREHOLDERS' EQUITY                     175,778           170,383


                                           $   217,994        $  208,531




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and six-month periods ended November 30, 1994 and 1993
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1994       1993        1994       1993

Sales                      $ 164,475  $ 145,311    $ 319,803  $ 281,478

Cost of sales                138,798    121,716      269,664    237,765


Gross profit                  25,677     23,595       50,139     43,713


Selling and administrative

 expenses                     20,453     17,992       39,687     34,650



Operating earnings             5,224      5,603       10,452      9,063

Interest income                1,523      1,475        3,011      2,916



Earnings before income taxes   6,747      7,078       13,463     11,979



Provision for income taxes:

      Federal                  2,190      2,330        4,370      3,900

      State                      510        475        1,020        805


                               2,700      2,805        5,390      4,705




Net earnings                   4,047      4,273        8,073      7,274

Retained earnings,

 beginning of period         168,883    158,244      166,196    156,589



                             172,930    162,517      174,269    163,863


Less, cash dividends paid      1,339      1,346        2,678      2,692


Retained earnings,

 end of period             $ 171,591  $ 161,171    $ 171,591  $ 161,171


Net earnings per share         $ .36      $ .38        $ .72      $ .65




Cash dividends per share       $ .12      $ .12        $ .24      $ .24



Weighted average common

 shares outstanding       11,157,244 11,217,144   11,157,244 11,217,144




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1994 and 1993
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1994          1993

Cash Flows From Operating Activities:
  Net earnings                                  $   8,073     $   7,274


  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (2,867)       (2,767)
    Depreciation                                    1,569         1,330
    Amortization of discount or premium on
     U.S. Treasury Notes                               (5)           11
    Working Capital Items:
      Accounts receivable                           4,233         3,681
      Inventories                                  (7,910)       (6,395)
      Other current assets                         (1,328)       (1,243)
      Accounts payable, trade                         (31)        6,159
      Accrued liabilities                           5,935         5,542
      Income taxes payable                         (1,923)          (84)
    Other assets                                      (13)          287
    Other deferred liabilities                         87           322

    Total Adjustments                              (2,253)        6,843


    Net cash provided by operating activities       5,820        14,117


Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                             18,879             -
  Purchase of U.S. Treasury Bills                 (18,556)       (8,699)
  Interest received from U.S. Treasury Notes        2,604         2,577
  Proceeds from sale of property, plant
   and equipment                                       38             -
  Purchase of property, plant and equipment        (9,067)       (3,020)


    Net cash used in investing activities          (6,102)       (9,142)


Cash Flows From Financing Activities:
  Cash dividends paid                              (2,678)       (2,692)

    Net cash used in financing activities          (2,678)       (2,692)

Net increase (decrease) in cash                    (2,960)        2,283
Cash at beginning of year                           9,232         8,787

Cash at end of quarter                          $   6,272     $  11,070





The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and six-month periods ended November 30, 1994 and 1993

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1994 and the consolidated results of operations and changes in cash for the three and six-month periods ended November 30, 1994 and 1993.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1994 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

                        Report of Independent Accountants


December 15, 1994

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1994 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1994 and 1993 and the consolidated statements of cash flows for the six-month periods ended November 30, 1994 and 1993 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations




Liquidity and Capital Resources



At November 30, 1994 cash and investments in U.S. Treasury Bills totaled $14,108,000 a decrease of $3,020,000 from $17,128,000 at May 31, 1994.
This decrease was due primarily to an increase in inventories and capital additions. Working capital at August 31, 1994 amounted to $45,763,000 compared to $47,759,000 at May 31, 1994. Capital expenditures amounted to $9,067,000 in 1994 compared to $3,020,000 in the first half of the prior year. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes, increase manufacturing efficiencies and replace the Company's eighteen year-old aircraft. The cash provided by operating activities in fiscal 1995 are expected to be adequate to fund any capital expenditures which may become necessary during the year.





Results of Operations for the Quarter and Six-months Ended

November 30, 1994



Sales in the quarter ended November 30, 1994 amounted to $164,475,000 a
13.2 percent increase from $145,311,000 in the comparable quarter of the prior year. Manufactured housing sales increased 14.8 percent to $132,113,000 in 1994 compared to $115,038,000 in 1993. Manufactured housing unit sales increased to 5,323 compared to 5,150 in 1993. Recreational vehicle sales increased 6.9 percent to $32,362,000 in the second quarter of fiscal 1995 compared to $30,273,000 in fiscal 1994. Recreational vehicle unit sales increased to 2,544 compared to 2,536 in fiscal 1994.

Sales during the first half of fiscal 1995 amounted to $319,803,000 a 13.6 percent increase from $281,478,000 in the comparable period of the prior year. Manufactured housing sales increased 15.4 percent to $255,408,000 in 1994 compared to $221,273,000 in 1993. Manufactured housing unit sales increased to 10,398 compared to 10,005 in 1993. Recreational vehicle sales increased 7.0 percent to $64,395,000 in the first half of fiscal 1995 compared to $60,205,000 in fiscal 1994. Recreational vehicle unit sales increased to 5,307 compared to 5,304 in 1993.

Sales for the quarter and the first half of fiscal 1995 reflected an improvement in overall economic conditions which contributed to an increase in industry wide demand for manufactured housing and non-motorized recreational vehicles in most parts of the country.


Cost of sales in the second quarter increased slightly to 84.4 percent of sales compared with 83.8 percent in 1993, while the cost of sales for the first half of the year was very comparable to the prior year (84.3 percent in fiscal 1995 vs 84.5 percent in fiscal 1994). The increase in costs for the quarter was caused by additional costs associated with increasing production at recently expanded facilities and a few plants not currently achieving the results expected.

Selling and administrative expenses for the second quarter were 12.4 percent of sales for both years. Selling and administrative expenses in the first half of fiscal 1995 increased slightly as a percentage of sales to 12.4 percent from 12.3 percent in fiscal 1994 due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,523,000 in the second quarter of fiscal 1995 compared to $1,475,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels and yields during the period.

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

Item 6.  Exhibits and Reports on Form 8-K
A report on Form 8K was filed on September 20, 1994, reporting the election of directors and officers at the Annual Meeting of Shareholders on September 19, 1994.
The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      January 13, 1995                 /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      January 13, 1995                 /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller