Form 10-Q
SKYLINE CORP
filed 1995-03-29
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


                    For the Quarter Ended February 28, 1995


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



                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding


                Title of Class               March 29, 1995
                 Common stock                 11,120,644

                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:                       2 - 3
                    Consolidated Balance Sheets as
                       of February 28, 1995 and May 31, 1994

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       nine-month periods ended February 28,
                       1995 and 1994

                    Consolidated Statements of Cash               5
                       Flows for the nine-month periods
                       ended February 28, 1995 and 1994

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        February 28, 1995    May 31, 1994
                                           (Unaudited)
ASSETS

Current Assets:

Cash and temporary cash investments            $   7,646       $   9,232

Treasury Bills, at cost plus accrued
interest, which approximates market               32,154           7,896

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      44,151          44,514

Inventories
  Raw materials                                    9,402           8,399
  Work in process                                  4,939           4,775
  Finished goods                                  10,319           2,357


Total Inventories                                 24,660          15,531


Other current assets                               5,686           6,405

TOTAL CURRENT ASSETS                             114,297          83,578


Investment in U.S. Treasury Notes                 59,919          89,912


Property, Plant and Equipment, at Cost:
  Land                                             5,271           4,525
  Buildings and improvements                      55,170          47,982
  Machinery and equipment                         23,397          19,769

                                                  83,838          72,276

Less accumulated depreciation                     41,142          39,946


  Total Property, Plant and Equipment             42,696          32,330


Other Assets                                       2,822           2,711


                                               $ 219,734       $ 208,531





The accompanying notes are a part of the consolidated financial statements.

















Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        February 28, 1995    May 31, 1994
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    13,663        $   14,468

Accrued salaries and wages                       5,555             5,123

Accrued profit sharing                           1,683             2,156

Accrued marketing programs                      14,328             7,248

Other accrued liabilities                        5,576             4,852

Income taxes                                       104             1,972


TOTAL CURRENT LIABILITIES                       40,909            35,819



Other Deferred Liabilities                       2,447             2,329

Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             172,833           166,196

 Treasury stock, at cost, 96,500 shares
  in 1995 and 59,900 shares in 1994             (1,695)           (1,053)


TOTAL SHAREHOLDERS' EQUITY                     176,378           170,383


                                           $   219,734        $  208,531




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and nine-month periods ended February 28, 1995 and 1994
(Unaudited)

(Dollars in thousands except per share data)


                             Three-months Ended      Nine-months Ended
                                February 28,            February 28,
                              1995       1994         1995       1994

Sales                      $ 150,657  $ 130,732    $ 470,460  $ 412,210

Cost of sales                127,871    111,435      397,536    349,200


Gross profit                  22,786     19,297       72,924     63,010


Selling and administrative

 expenses                     19,838     16,687       59,525     51,337



Operating earnings             2,948      2,610       13,399     11,673

Interest income                1,343      1,438        4,355      4,354



Earnings before income taxes   4,291      4,048       17,754     16,027



Provision for income taxes:

      Federal                  1,390      1,335        5,760      5,235

      State                      320        273        1,340      1,078


                               1,710      1,608        7,100      6,313




Net earnings                   2,581      2,440       10,654      9,714

Retained earnings,

 beginning of period         171,591    161,171      166,196    156,589



                             174,172    163,611      176,850    166,303


Less, cash dividends paid      1,339      1,346        4,017      4,038


Retained earnings,

 end of period             $ 172,833  $ 162,265    $ 172,833  $ 162,265


Net earnings per share         $ .23      $ .22        $ .96      $ .87




Cash dividends per share       $ .12      $ .12        $ .36      $ .36



Weighted average common

 shares outstanding       11,151,144 11,217,144   11,155,233 11,217,144




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 1995 and 1994
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                    1995          1994

Cash Flows From Operating Activities:
  Net earnings                                  $  10,654     $   9,714


  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (4,216)       (4,142)
    Depreciation                                    2,481         2,103
    Amortization of discount or premium on
     U.S. Treasury Notes                               (7)           16
    Working Capital Items:
      Accounts receivable                             363        (2,810)
      Inventories                                  (9,129)      (12,114)
      Other current assets                            719        (2,191)
      Accounts payable, trade                        (805)        4,798
      Accrued liabilities                           7,763         7,583
      Income taxes payable                         (1,868)         (890)
    Other assets                                     (111)          442
    Other deferred liabilities                        118           394

    Total Adjustments                              (4,692)       (6,811)


    Net cash provided by operating activities       5,962         2,903


Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                             26,776        11,866
  Proceeds from maturity of U.S. Treasury Notes    30,000        30,000
  Purchase of U.S. Treasury Bills                 (50,646)       (8,700)
  Purchase of U.S. Treasury Notes                       -       (29,728)
  Interest received from U.S. Treasury Notes        3,828         3,872
  Proceeds from sale of property, plant
   and equipment                                       38             -
  Purchase of property, plant and equipment       (12,885)       (4,337)


    Net cash provided by (used in) investing
    activities                                     (2,889)        2,973


Cash Flows From Financing Activities:
  Cash dividends paid                              (4,017)       (4,038)
  Purchase of treasury stock                         (642)            -

    Net cash used in financing activities          (4,659)       (4,038)

Net increase (decrease) in cash                    (1,586)        1,838
Cash at beginning of year                           9,232         8,787

Cash at end of quarter                          $   7,646     $  10,625



The accompanying notes are a part of the consolidated financial statements.




Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and nine-month periods ended February 28, 1995 and 1994

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 1995 and the consolidated results of operations and changes in cash for the three and nine-month periods ended February 28, 1995 and 1994.

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

The Corporation and its subsidiaries were contingently liable at February 28, 1995 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


                        Report of Independent Accountants


March 15, 1995

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 28, 1995 and 1994 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 28, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ended February 28, 1995 and 1994 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations




Liquidity and Capital Resources



At February 28, 1995 cash and investments in U.S. Treasury Bills totaled $39,800,000 an increase of $22,672,000 from $17,128,000 at May 31, 1994.
This increase was due primarily to the maturity of $30,000,000 in U.S. Treasury Notes, which were used to purchase U. S. Treasury Bills, offset by an increase in inventories and capital additions. Working capital at February 28, 1995 amounted to $73,388,000 compared to $47,759,000 at May 31, 1994, an increase which also was due to the purchase of U. S. Treasury Bills. Capital expenditures amounted to $12,885,000 in 1995 compared to $4,337,000 for the first nine months of the prior year. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes, increase manufacturing efficiencies and replace the Company's eighteen year-old aircraft. The Corporation's initial cash balance and the additional cash provided by operating activities in fiscal 1995 are expected to be adequate to fund any capital expenditures which may become necessary during the year.

Results of Operations for the Quarter and Nine-months Ended
February 28, 1995



Sales in the quarter ended February 28, 1995 amounted to $150,657,000 a
15.2 percent increase from $130,732,000 in the comparable quarter of the prior year. Manufactured housing sales increased 17.2 percent to $117,011,000 in 1995 compared to $ 99,870,000 in 1994. Manufactured housing unit sales increased to 4,583 compared to 4,364 in 1994. Recreational vehicle sales increased 9.0 percent to $33,646,000 in the third quarter of fiscal 1995 compared to $30,862,000 in fiscal 1994. Recreational vehicle unit sales increased to 2,785 compared to 2,535 in fiscal 1994.

Sales during the first nine months of fiscal 1995 amounted to $470,460,000 a 14.1 percent increase from $412,210,000 in the comparable period of the prior year. Manufactured housing sales increased 16.0 percent to $372,419,000 in 1995 compared to $321,143,000 in 1994. Manufactured housing unit sales increased to 14,981 compared to 14,369 in 1994. Recreational vehicle sales increased 7.7 percent to $98,041,000 in the first nine months of fiscal 1995 compared to $91,067,000 in fiscal 1994. Recreational vehicle unit sales increased to 8,092 compared to 7,839 in 1994.





Sales for the quarter and the first nine months of fiscal 1995 reflected an improvement in overall economic conditions which contributed to an increase in industry wide demand for manufactured housing and non-motorized recreational vehicles in most parts of the country.

Cost of sales in the third quarter decreased slightly to 84.9 percent of sales compared with 85.2 percent in 1994, while the cost of sales for the first nine months of the year was very comparable to the prior year (84.5 percent in fiscal 1995 and 84.7 percent in fiscal 1994). The decrease in costs as a percent of sales was caused by increased manufacturing efficiencies which were partially offset by additional costs associated with increasing production at recently expanded facilities and a few plants not currently achieving the results expected.

Selling and administrative expenses for the third quarter were 13.2 percent of sales compared with 12.8 percent in 1994. Selling and administrative expenses in the first nine months of fiscal 1995 increased slightly as a percentage of sales to 12.7 percent from 12.5 percent in fiscal 1994. Both increases are due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,343,000 in the third quarter of fiscal 1995 compared to $ 1,438,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The decrease in interest income was due to lower investment levels during the period.

During the third quarter of 1995 the Corporation closed a high-end recreational vehicle plant. This plant is being converted to add production capacity to the popular Nomad/Layton towable recreational vehicle brands.

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

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8K were filed during the third quarter of 1995. The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      March 29, 1995                   /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      March 29, 1995                   /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller