Form 10-Q/A
period 1995-02-28
SKYLINE CORP
filed 1995-04-19
CIK 90896

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



                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding


                Title of Class               April 19, 1995
                 Common stock                 11,120,644


THIS 10-Q/A IS BEING FILED DUE TO AN ERROR IN THE ELECTRONIC FINANCIAL DATA SCHEDULE DOCUMENT HEADER INFORMATION "TYPE" LABEL ON THE ORIGINAL FILING.

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

                                               SKYLINE CORPORATION





DATE:      April 19, 1995                   /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      April 19, 1995                   /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller