Form 10-K
period 1995-05-31
SKYLINE CORP
filed 1995-08-01
CIK 90896

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1995    Commission File No. 1-4714

                               SKYLINE CORPORATION
              (Exact name of registrant as specified in its charter)

               Indiana                            35-1038277
      (State of Incorporation)         (IRS Employer Identification No.)

   2520 Bypass Road, Elkhart, Indiana                46514
(Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  219-294-6521

           Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 20, 1995              which Registered

Common Stock              11,120,644           New York Stock Exchange

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

                                   X

The aggregate market value of the voting stock held by non-affiliates of the registrant (9,543,829 shares) based on the closing price on the New York Stock Exchange on July 20, 1995 was $169,402,965.

                       DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                  Form 10-K

Proxy Statement dated August 1, 1995        Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 18, 1995.

                       (This page left intentionally blank)

                                    FORM 10-K
                              CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1995 Annual Meeting of Shareholders to be held on September 18, 1995 (its "1995 Proxy Statement"). The following cross-reference index shows the page locations in the 1995 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1995 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                            1995
                                               Form         Proxy
                                               10-K       Statement

           PART I

Item  1.   Business...........................   6

Item  2.   Properties.........................  11

Item  3.   Legal Proceedings..................  12

Item  4.   Submission of Matters to a Vote
           of Security Holders................  12

           PART II

Item  5.   Market for the Registrant's Common
           Stock and Related Stockholder
           Matters............................  12

Item  6.   Selected Financial Data............  13

Item  7.   Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations..........  14

Item  8.   Financial Statements and
           Supplementary Data:
             Index to Consolidated Financial
               Statements.....................  16
             Report of Independent Accountants  17
             Consolidated Balance Sheets......  18
             Consolidated Statements of
               Earnings.......................  20
             Consolidated Statements of
               Retained Earnings..............  21
             Consolidated Statements of
               Cash Flows ....................  22
             Notes to Consolidated Financial
               Statements.....................  24
             Financial Summary by Quarter.....  28

                                    FORM 10-K
                              CROSS-REFERENCE INDEX
                                   (Continued)

                                                            1995
                                               Form         Proxy
                                               10-K       Statement
Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  28

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  28             3

Item 11.   Executive Compensation.............                 6

Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  29

           PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

            (a)  1. Financial Statements......  30
                      All other schedules are
                       omitted because they are
                       not applicable or the
                       required information is
                       shown in the financial
                       statements or notes
                       thereto.
                 2. Index to Exhibits.........  30

            (b)Reports on Form 8K.............  30

SIGNATURES..................................... 31

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

           The Company, which is one of the largest manufacturers of manufactured homes in the United States, produced 20,248 manufactured homes in fiscal year 1995.

           The Company's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18' and double wide widths of 20', 24', 26' and 28'.

           The Company's recreational vehicles are sold under the "Nomad", "Layton", "Aljo" and "Mountain View" trademarks for travel trailers and fifth wheels and the "WeekEnder" trademark for truck campers.

           In fiscal year 1995 manufactured homes represented 79% of total sales, while recreational vehicles accounted for the remaining 21%. In the prior year the sales dollars were 76% manufactured homes and 24% recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

           The Company's manufactured homes are distributed by approximately 1,125 dealers at 1,600 locations throughout the United States and recreational vehicles are distributed by approximately 500 dealers at 625 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

           The Company provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. The warranties are backed by a corporate service department and an extensive field service system.

           The Company's products are sold to dealers on a cash on delivery basis. Payments to the Company are made either directly by the dealer or by financial institutions which have agreed to finance dealer purchases of the Company's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Company to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Company will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Company. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years.

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

           Government Contracts

           Two divisions of the Company have government contracts that provide a small subsidy for making its electrically heated homes more energy efficient. These contracts expire July 26, 1995.

           Competitive Conditions

           The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Company's competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers.

           The Manufactured Housing Institute advised that the industry produced approximately 303,900 homes in calendar year 1994. In the same period, the Company produced 19,917 units for a 6.6% market share. In calendar year 1993, approximately 254,200 homes were manufactured by the industry. In that period the Company produced 18,754 homes for a 7.4% market share.

           The recreational vehicle industry produced 518,800 units in calendar year 1994 compared to 420,200 units in calendar year 1993. The following table shows the Company's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1994  Calendar Year 1993
                                  Industry Skyline    Industry Skyline

           Travel Trailers          79,400   7,704      69,700   7,876

           Fifth Wheels             48,900   3,736      43,900   3,509

           Truck Campers            11,400     586      10,900      63


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

           Number of Employees

           The Company employs approximately 3,650 people at the present time.

Item 2.    Properties

           The Company owns its corporate offices and design facility, which are located in Elkhart, Indiana.

           The Company's 26 manufacturing plants, all of which are owned, are as follows:

           Location                       Products

           Arizona, Casa Grande           Manufactured Housing/Park Models
           California, Hemet              Manufactured Housing/Park Models
           California, Hemet              Recreational Vehicles
           California, Hemet              Recreational Vehicles
           California, Woodland           Manufactured Housing
           Florida, Ocala                 Manufactured Housing
           Florida, Ocala                 Manufactured Housing
           Florida, Ocala                 Manufactured Housing/Park Models
           Indiana, Bristol               Manufactured Housing
           Indiana, Elkhart               Manufactured Housing
           Indiana, Elkhart               Recreational Vehicles
           Indiana, Goshen                Manufactured Housing
           Indiana, Howe                  Manufactured Housing
           Kansas, Arkansas City          Manufactured Housing
           Kansas, Halstead               Manufactured Housing
           Louisiana, Bossier City        Manufactured Housing
           North Carolina, Mocksville     Manufactured Housing
           Ohio, Sugarcreek               Manufactured Housing
           Oregon, McMinnville            Manufactured Housing
           Oregon, McMinnville            Recreational Vehicles
           Pennsylvania, Ephrata          Manufactured Housing
           Pennsylvania, Leola            Manufactured Housing
           Pennsylvania, Leola            Recreational Vehicles
           Texas, Mansfield               Recreational Vehicles
           Vermont, Fair Haven            Manufactured Housing
           Wisconsin, Lancaster           Manufactured Housing

           The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet.

           The following owned manufacturing facilities are not presently in use and are being kept for future expansion.

           Location                       Character

           Indiana, Elkhart               Recreational Vehicle Facility
           Indiana, Elkhart               Recreational Vehicle Facility

           The following owned manufacturing facilities are not presently in use and are for sale.

           Location                       Character

           California, Hemet              Manufactured Housing Facility
           California, Hemet              Recreational Vehicle Facility

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

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1995.

                                 PART II


Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters

           Skyline Corporation (SKY) is traded on the New York Stock Exchange. Quarterly cash dividends of 12 cents ($0.12) were paid during fiscal years 1995 and 1994. At May 31, 1995, there were approximately 2,200 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 1995 and 1994.


                           1995               1994

           Quarter    High     Low        High     Low

           First     $20-3/8   $17-5/8   $19-1/4   $16-1/8

           Second    $22-1/8   $18-1/8   $18       $16-1/2

           Third     $19-1/4   $16-3/8   $23       $17-1/8

           Fourth    $19       $17-1/8   $24-1/8   $17-3/8

Item 6.    Selected Financial Data


           Dollars in thousands except per share

                             1995      1994      1993     1992     1991

           FOR THE YEAR
           Sales         $642,118  $580,144  $491,716 $339,070 $327,508
           Earnings before
           cumulative effect
           of accounting
           change        $ 15,342  $ 14,991  $ 10,311 $  5,790 $  5,230
           Net earnings  $ 15,342  $ 14,991  $  9,941 $  5,790 $  5,230
           Cash dividends
           paid          $  5,351  $  5,384  $  5,384 $  5,384 $  5,384
           Capital
           expenditures  $ 16,385  $  8,090  $  4,134 $  2,426 $  3,931
           Depreciation  $  3,404  $  2,879  $  2,685 $  2,656 $  2,641


           AT YEAR END
           Working
           capital       $ 74,090  $ 47,759  $ 43,412 $ 39,539 $127,579
           Current ratio    3.2:1     2.3:1     2.8:1    2.9:1    8.0:1
           U.S. Treasury
           Notes         $ 59,917  $ 89,912  $ 90,197 $ 90,219 $      -
            Property,
           plant and
           equipment, net$ 45,256  $ 32,330  $ 27,132 $ 26,339 $ 28,072
           Total assets  $215,464  $208,531  $188,511 $180,281 $176,424
           Shareholders'
           equity        $179,732  $170,383  $161,829 $157,272 $156,866

           PER SHARE
           Earnings before
           cumulative effect
           of accounting
           change        $   1.38   $  1.34 $     .92 $    .52  $   .47
           Net earnings  $   1.38   $  1.34 $     .89 $    .52  $   .47
           Cash dividends$    .48   $   .48 $     .48 $    .48  $   .48
           Shareholders'
           equity        $  16.12   $ 15.19 $   14.43 $  14.02  $ 13.98


           Note: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change on prior years was $370,000, or $.03 per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Liquidity and Capital Resources
           At May 31, 1995, cash and investments in U.S. Treasury Bills totaled $39,911,000, an increase of $22,783,000 from $17,128,000 at May 31, 1994. This increase was due primarily to the maturity of $30,000,000 in U.S. Treasury Notes, which were used to purchase U.S. Treasury Bills, offset by an increase in capital additions. Working capital at May 31, 1995, amounted to $74,090,000 compared to $47,759,000 at May
           31, 1994, an increase which also was due to the purchase of U.S. Treasury Bills. Historically, the Corporation's financing needs have been met through funds generated internally.


           Capital Expenditures
           Capital expenditures during fiscal 1995 were $16,385,000 compared to prior year expenditures of $8,090,000. Capital expenditures were made primarily to increase manufacturing capacity, adopt new manufacturing processes, increase manufacturing efficiencies and replace the Corporation's eighteen year-old aircraft. Capital expenditures for major renovations at four manufactured housing facilities totalled $9,993,000 in 1995. The cash provided by operating activities in fiscal 1996 is expected to be adequate to fund any capital expenditures which may become necessary during that year.

           Results of Operations
           Sales in fiscal 1995 were $642,118,000, an increase of $61,974,000 from $580,144,000 in fiscal 1994. Fiscal 1994 sales were up $88,428,000 from $491,716,000 reported for fiscal 1993. Manufactured housing sales totaled $505,668,000 for fiscal 1995 compared to $441,422,000 in 1994 and $362,078,000 in 1993. Manufactured housing unit sales increased to 20,248 units compared to 19,467 units in 1994 and 18,001 units in 1993. Recreational vehicle sales decreased to $136,450,000 in 1995 compared to $138,722,000 in 1994 and $129,638,000 in
           1993. Recreational vehicle unit sales decreased to 11,315 in fiscal 1995 compared to 11,997 in 1994 and 11,863 in 1993.
           Sales in fiscal 1995 reflect favorable overall economic conditions during much of the year which contributed to an increase in industry-wide demand for manufactured housing and recreational vehicles. Sales of recreational vehicles were negatively affected by a fourth quarter softening in demand due largely to consumer uncertainty regarding interest rates.

           Cost of sales in fiscal 1995 was 84.1% of sales compared to 84.5% in 1994 and 85.8% in 1993. The decrease in costs as a percent of sales was caused by increased manufacturing efficiencies which were partially offset by additional costs associated with increasing production at recently expanded facilities and a few plants not achieving the results expected.

           Selling and administrative expenses in fiscal 1995 increased as a percentage of sales to 12.8% from 12.2% in 1994 and 12.0% in 1993. The increase in 1995 was due primarily to the costs of increased marketing efforts.

           Manufactured housing operating earnings as a percentage of sales were 4.7% in 1995, 4.1% in 1994 and 2.6% in 1993, the net result of increased margins and selling expenses discussed above. Recreational vehicle operating earnings as a percentage of sales decreased to 0.1% in 1995 from 3.3% in 1994 and 3.2% in 1993. During the third quarter of 1995 the Corporation closed a high-end recreational vehicle plant. Recreational vehicle operating earnings as a percentage of sales excluding the closed plant's operations were 1.9%, 3.9% and 4.0% in 1995, 1994 and 1993, respectively. Operating earnings in 1995 for recreational vehicles were also negatively impacted by increased marketing costs and a fourth quarter softening in demand.

           Interest income amounted to $5,827,000 in 1995 compared to $5,741,000 in 1994 and $5,667,000 in 1993. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher yields during the period which were partially offset by lower investment levels.

           The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

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

                         REPORT OF INDEPENDENT ACCOUNTANTS

           To the Shareholders and Board of Directors of Skyline
           Corporation


           In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

           As discussed in Note 1 to the financial statements, effective June 1, 1992 Skyline Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."




           Price Waterhouse LLP

           Chicago, Illinois
           June 15, 1995

           Skyline Corporation and Subsidiary Companies

           Consolidated Balance Sheets
           May 31, 1995 and 1994
           Dollars in thousands

           ASSETS
           Current Assets                        1995          1994

           Cash                             $  10,754     $   9,232
           Treasury Bills, at cost plus
             accrued interest                  29,157         7,896
           Accounts receivable, trade,
             less allowance for doubtful
             accounts of $40                   45,374        44,514
           Inventories
             Raw materials                      6,751         8,399
             Work in process                    4,468         4,775
             Finished goods                     3,586         2,357

           Total Inventories                   14,805        15,531

           Other current assets                 7,246         6,405

           Total Current Assets               107,336        83,578


           Investment in U.S. Treasury Notes   59,917        89,912


           Property, Plant, and Equipment,
            at cost
           Land                                 5,278         4,525
           Buildings and improvements          57,502        47,982
           Machinery and equipment             24,391        19,769

                                               87,171        72,276
           Less accumulated depreciation       41,915        39,946

           Total Property, Plant and
             Equipment                         45,256        32,330


           Other Assets                         2,955         2,711

                                            $ 215,464     $ 208,531


           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           Consolidated Balance Sheets
           May 31, 1995 and 1994
           Dollars in thousands except per share

           LIABILITIES AND SHAREHOLDERS' EQUITY
                                                1995          1994

           Current Liabilities
           Accounts payable, trade          $  9,962     $  14,468
           Accrued salaries and wages          5,662         5,123
           Accrued profit sharing              2,408         2,156
           Accrued marketing programs          8,192         7,248
           Other accrued liabilities           6,142         4,852
           Income taxes                          880         1,972


              Total Current Liabilities       33,246        35,819


           Other Deferred Liabilities          2,486         2,329


           Commitments and Contingencies           -             -

           Shareholders' Equity
           Common stock, $.0277 par value,
           15,000,000 shares authorized;
           Issued 11,217,144 shares              312           312
           Additional paid-in capital          4,928         4,928
           Retained earnings                 176,187       166,196
           Treasury stock, at cost, 96,500
           shares in 1995 and 59,900 shares
           in 1994                            (1,695)       (1,053)


           Total Shareholders' Equity        179,732       170,383

                                           $ 215,464     $ 208,531



           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           Consolidated Statement of Earnings
           For the Years Ended May 31, 1995, 1994 and 1993
           Dollars in thousands except per share

                                                1995         1994       1993

           Sales                          $  642,118  $   580,144 $  491,716

           Cost of sales                     539,993      490,297    422,007

           Gross profit                      102,125       89,847     69,709

           Selling and administrative
             expenses                         82,240       70,620     59,215

           Operating earnings                 19,885       19,227     10,494

           Interest income                     5,827        5,741      5,667

           Gain (loss) on sale of property,
             plant and equipment                 (12)           7        745


           Earnings before income taxes and
           cumulative effect of accounting
           change                             25,700       24,975     16,906


           Provision for income taxes
              Federal                          8,433        8,110      5,325
              State                            1,925        1,874      1,270


                                              10,358        9,984      6,595


           Earnings before cumulative effect
            of accounting change              15,342       14,991     10,311

           Cumulative  effect of accounting
            change                                 -            -       (370)


           Net earnings                   $   15,342  $    14,991 $    9,941

           Earnings per share before
            cumulative effect of
            accounting change             $     1.38  $      1.34 $      .92

           Cumulative effect per share of
            accounting change                      -            -       (.03)


           Net earnings per share         $     1.38  $      1.34 $      .89


           Weighted average common shares
            outstanding                   11,146,515   11,216,980 11,217,144

           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           Consolidated Statement of Retained Earnings
           For the Years Ended May 31, 1995, 1994 and 1993
           Dollars in thousands except per share

                                                1995         1994       1993

           Balance at beginning of year   $  166,196  $   156,589 $  152,032

           Add net earnings                   15,342       14,991      9,941

           Less cash dividends paid (per
             share 1995, 1994 and 1993 -
             - $.48)                           5,351        5,384      5,384


           Balance at end of year         $  176,187  $   166,196 $  156,589



           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           Consolidated Statements of Cash Flows
           For the Years Ended May 31, 1995, 1994 and 1993
           Increase (Decrease) in Cash

           Dollars in Thousands
                                                 1995       1994       1993
           CASH FLOWS FROM OPERATING ACTIVITIES
           Net earnings                       $15,342    $14,991    $ 9,941

           Adjustments to reconcile net
            earnings to net cash provided by
            operating activities:
            Interest income earned on
              U.S. Treasury Bills and Notes    (5,474)    (5,434)    (5,454)
            Cumulative effect of
             accounting change                      -          -        370
            Depreciation                        3,404      2,879      2,685
            Amortization of discount or premium
              on U.S. Treasury Notes               (5)        13         22
            (Gain) loss on sale of property,
              plant and equipment                  12         (7)      (745)
            Working capital items:
              Accounts receivable                (860)    (3,778)   (10,211)
              Inventories                         726     (4,807)    (1,038)
              Other current assets               (841)    (3,388)        33
              Accounts payable, trade          (4,506)     4,796        358
              Accrued liabilities               3,025      5,204      3,163
              Income taxes payable             (1,092)     1,082       (133)
            Other assets                         (244)       322       (198)
           Other deferred liabilities             157        384        285

           Total Adjustments                   (5,698)    (2,734)   (10,863)


           Net cash provided by (used in)
            operating activities                9,644     12,257       (922)



           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           For the Years Ended May 31, 1995, 1994 and 1993
           Increase (Decrease) in Cash

           Dollars in Thousands
                                                 1995      1994       1993
           CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from sale or maturity
             of U.S. Treasury Bills            62,357    13,865     22,613
            Proceeds from maturity of
             U.S. Treasury Notes               30,000    30,000          -
            Purchase of U.S. Treasury Bills   (82,779)  (16,593)   (14,327)
            Purchase of U.S. Treasury Notes         -   (29,728)         -
            Interest received from
             U.S. Treasury Notes                4,635     5,151      5,155
            Proceeds from sale of property,
             plant and equipment                   43        20      1,401
            Purchase of property, plant
             and equipment                    (16,385)   (8,090)    (4,134)


           Net cash provided by (used in)
            investing activities               (2,129)   (5,375)    10,708


           CASH FLOWS FROM FINANCING ACTIVITIES
            Cash dividends paid                (5,351)   (5,384)    (5,384)
            Purchase of treasury stock           (642)   (1,053)         -

            Net cash used in financing
             activities                        (5,993)   (6,437)    (5,384)

            Net increase in cash                1,522       445      4,402
            Cash at beginning of year           9,232     8,787      4,385

            Cash at end of year               $10,754   $ 9,232    $ 8,787



           The accompanying notes are a part of the consolidated financial statements.

           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 1 Accounting Policies

           The following is a summary of the accounting policies which have a significant effect on the consolidated financial statements.

           Principles of consolidation -- The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries (Corporation), each of which is wholly-owned.

           Revenue recognition-- Substantially all of the Corporation's products are made to order and are recorded as revenue upon shipment.

           Consolidated statements of cash flows - For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $12.1 million, $9.9 million and $7.1 million in 1995, 1994 and 1993, respectively.

           Inventory valuation -- Inventories are stated at cost, which includes the cost of raw materials, labor and overhead, determined under the first-in, first-out method, which is not in excess of market.

           Depreciation -- Depreciation is computed over the estimated useful lives of the assets for financial statement reporting and accelerated methods are used for income tax purposes.

           Investments -- The Corporation invests in United States Government securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

                                        Gross       Gross      Gross     Fair
                                    Amortized  Unrealized Unrealized   Market
                                         Cost       Gains     Losses    Value
           May 31, 1995
           U.S. Treasury Bills         29,157          17          -   29,174
           U.S. Treasury Notes         59,917         238       (626)  59,529


           Total                       89,074         255       (626)  88,703


           May 31, 1994
           U.S. Treasury Bills          7,896           -          -    7,896
           U.S. Treasury Notes         89,912         433     (1,151)  89,194


           Total                       97,808         433     (1,151)  97,090


           At May 31, 1995, the U.S. Treasury Bills mature within one year and the U.S. Treasury Notes mature at various times from one to three years. The Corporation does not have any other financial instruments which have market values differing from recorded values.

           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 1 Accounting Policies, continued

           Warranty -- The Corporation provides a warranty on its products. Estimated warranty costs are accrued at the time of sale.

           Income taxes -- The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change in accounting for income taxes on prior years was $370,000 or $.03 per share.

           The difference between the Corporation's statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes.

           The Corporation's deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of such deferred tax items are not significant individually or in the aggregate.

           Impact of recently issued accounting standards-- The Corporation has determined that the effects on the financial statements from any recently issued Accounting Standards will not be material.

           NOTE 2 Contingencies

           The Corporation was contingently liable at May 31, 1995, under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

           The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

           NOTE 3 Purchase of Treasury Stock

           The Corporation's board of directors authorized the repurchase of up to 1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. The purchases would be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide. During 1995 and 1994 the Corporation repurchased 36,600 and 59,900 shares respectively, at an aggregate average cost of approximately $17.50 per share.

           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 4 Employee Benefits

           A) PROFIT SHARING PLANS

           The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 1995, 1994 and 1993, contributions to the Plans were $2,425,000, $2,159,000 and $1,834,000, respectively.

           B) RETIREMENT AND DEATH BENEFIT PLANS

           The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 7.5% in 1995, 7.25% in 1994 and 8% in 1993. The change in the discount rate did not have a significant impact on the financial statements. The amount charged to operations under these arrangements was $285,000 in fiscal 1995, 1994, and 1993.

           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 5 Industry Segment Information

           Dollars in thousands

                                             1995       1994       1993
           SALES
           Manufactured housing          $ 505,668  $ 441,422  $ 362,078
           Recreational vehicles           136,450    138,722    129,638

           Total sales                   $ 642,118  $ 580,144  $ 491,716

           EARNINGS BEFORE INCOME TAXES
            OPERATING EARNINGS
              Manufactured housing       $  23,551  $  18,106  $   9,357
              Recreational vehicles            123      4,604      4,092
              General corporate expenses    (3,789)    (3,483)     2,955)

            Total operating earnings        19,885     19,227     10,494
            INTEREST INCOME                  5,827      5,741      5,667
            GAIN (LOSS) ON SALE OF PROPERTY,
              PLANT AND EQUIPMENT              (12)         7        745

            Earnings before income taxes $  25,700  $  24,975  $  16,906


           IDENTIFIABLE ASSETS
            OPERATING ASSETS
              Manufactured housing       $ 101,245  $  81,759  $  68,792
              Recreational vehicles         25,145     28,964     24,637

            Total operating assets         126,390    110,723     93,429

            U.S. TREASURY BILLS             29,157      7,896      4,885

            U.S. TREASURY NOTES             59,917     89,912     90,197

            Total assets                 $ 215,464  $ 208,531  $ 188,511

           DEPRECIATION
             Manufactured housing        $   2,773  $   2,332  $   2,162
             Recreational vehicles             631        547        523

           Total depreciation            $   3,404  $   2,879  $   2,685

           CAPITAL EXPENDITURES
             Manufactured housing        $  15,285  $   6,771    $ 2,824
             Recreational vehicles           1,100      1,319      1,310

           Total capital expenditures    $  16,385  $   8,090    $ 4,134


           Operating earnings represent earnings before interest income, gain on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.

           Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

           Skyline Corporation and Subsidiary Companies

           Financial Summary By Quarter

           Unaudited
           Dollars in thousands except per share

           1995              1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Year
           Sales             $155,328  $164,475  $150,657  $171,658  $642,118
           Gross profit        24,462    25,677    22,786    29,200   102,125
           Net earnings         4,026     4,047     2,581     4,688    15,342
           Earnings per share     .36       .36       .23       .42      1.38

           1994              1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Year
           Sales             $136,167  $145,311  $130,732  $167,934  $580,144
           Gross profit        20,118    23,595    19,297    26,837    89,847
           Net earnings         3,001     4,273     2,440     5,277    14,991
           Earnings per share     .27       .38       .22       .47      1.34



           Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None

                                           PART III



           Item 10. Executive Officers of the Registrant (Officers are elected annually)

                          Name            Age           Position

                    Arthur J. Decio       64      Chairman of the Board and
                                                    Chief Executive Officer

                    Ronald F. Kloska      61      Vice Chairman, Chief
                                                    Administration Officer
                                                    and Secretary

                    William H. Murschel   50      President - Chief
                                                    Operations Officer

                    Terrence M. Decio     43      Senior Executive Vice
                                                    President

                    Donald A. Barrow      60      Vice President - Product
                                                    Design and Engineering

                    Joseph B. Fanchi      59      Vice President - Finance &
                                                    Treasurer and Chief
                                                    Financial Officer

                    James R. Weigand      40      Corporate Controller

                    Arthur J. Decio, Chairman of the Board and Chief Executive Officer, has been the Company's Chairman since its incorporation in 1959. Additionally, Mr. Decio was President and Chief Executive Officer of the Company from its incorporation until 1972.

                    Ronald F. Kloska, Vice Chairman, Chief Administration Officer and Secretary, joined the Company in 1963 as Treasurer. He was elected Vice President and Treasurer in 1964, Executive Vice President in 1967, President in 1974, Vice Chairman and Chief Administration Officer in 1991, and Secretary in 1994.

                    William H. Murschel, President, joined the Company in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

                    Terrence M. Decio, Senior Executive Vice President, joined the Company in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, and Senior Executive Vice President in 1993.

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

                    None.


                                            PART IV


           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K



                    (a)(1)  Financial Statements

                            Financial statements for the Corporation are listed in the index under Item 8 of this document.


                    (a)(2)  Index to Exhibits

                            Exhibits (Numbered according to Item 601 of
                            Regulation S-K, Exhibit Table)

                       (3)  Articles of Incorporation.

                      (21)  Subsidiaries of the Registrant.

                      (27)  Financial Data Schedules


                    (b)     Reports on Form 8K

                            No reports on Form 8K were filed during the quarter ended May 31, 1995.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        SKYLINE CORPORATION
                                                   Registrant


           DATE: July 20, 1995                BY:
                                                   Ronald F. Kloska, Vice
                                                   Chairman, Chief
                                                   Administration Officer,
                                                   Secretary and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           DATE: July 20, 1995                BY:
                                                   Arthur J. Decio, Chairman
                                                   of the Board and Chief
                                                   Executive Officer

           DATE: July 20, 1995                BY:
                                                   William H. Murschel,
                                                   President and Chief
                                                   Operations Officer and
                                                   Director

           DATE: July 20, 1995                BY:
                                                   Terrence M. Decio,  Senior
                                                   Executive Vice President
                                                   and Director

           DATE: July 20, 1995                BY:
                                                   Joseph B. Fanchi, Vice
                                                   President - Finance &
                                                   Treasurer and Chief
                                                   Financial Officer

           DATE: July 20, 1995                BY:
                                                   Jerry Hammes, Director

           DATE: July 20, 1995                BY:
                                                   William H. Lawson, Director

           DATE: July 20, 1995                BY:
                                                   David Link, Director

           DATE: July 20, 1995                BY:
                                                   Andrew J. McKenna, Director

           DATE: July 20, 1995                BY:
                                                   V. Dale Swikert, Director

           DATE: July 20, 1995                BY:
                                                   James R. Weigand, Corporate
                                                   Controller


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



                                           EXHIBIT (27)



                                      Financial Data Schedules