Form 10-Q
period 1995-08-31
SKYLINE CORP
filed 1995-10-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON,  D.C.      20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934


                     For the Quarter Ended August 31, 1995


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

                                         Shares Outstanding

               Title of Class             October 11, 1995

                Common stock                 10,663,744
                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of August 31, 1995 and May 31, 1995      2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       periods ended August 31, 1995 and 1994

                    Consolidated Statements of Cash               5
                       Flows for the three-month
                       periods ended August 31, 1995
                       and 1994

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 4.   Submission of Matters to a Vote
                       Of Security Holders                       10

          Item 6.   Exhibits and Reports on Form 8-K             11

          Signatures                                             11
Part I.  Financial Information

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                         August 31, 1995    May 31, 1995
                                           (Unaudited)
ASSETS

Current Assets:

Cash and temporary cash investments            $   5,390       $  10,754

Treasury Bills, at cost plus accrued
interest, which approximates market               39,564          29,157

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      48,032          45,374

Inventories
  Raw materials                                    6,345           6,751
  Work in process                                  4,824           4,468
  Finished goods                                     458           3,586


Total Inventories                                 11,627          14,805


Other current assets                               8,382           7,246

TOTAL CURRENT ASSETS                             112,995         107,336


Investment in U.S. Treasury Notes                 59,914          59,917


Property, Plant and Equipment, at Cost:
  Land                                             5,278           5,278
  Buildings and improvements                      58,039          57,502
  Machinery and equipment                         24,491          24,391

                                                  87,808          87,171

Less accumulated depreciation                     42,537          41,915


  Total Property, Plant and Equipment             45,271          45,256


Other Assets                                       2,932           2,955


                                               $ 221,112       $ 215,464





The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1995    May 31, 1995
                                            (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    13,623        $    9,962

Accrued salaries and wages                       5,455             5,662

Accrued profit sharing                             674             2,408

Accrued marketing programs                      13,573             8,192

Other accrued liabilities                        6,730             6,142

Income taxes                                     3,345               880


   TOTAL CURRENT LIABILITIES                    43,400            33,246



Other Deferred Liabilities                       2,517             2,486


Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             179,485           176,187

 Treasury stock, at cost, 551,600
 shares at August 31, 1995 and 96,500
 shares at May 31, 1995                         (9,530)           (1,695)


TOTAL SHAREHOLDERS' EQUITY                     175,195           179,732


                                           $   221,112        $  215,464




The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1995 and 1994
(Unaudited)

(Dollars in thousands except per share data)


                                                   1995         1994

Sales                                       $   163,855  $   155,328
Cost of sales                                   134,846      130,866


Gross profit                                     29,009       24,462


Selling and administrative expenses              22,797       19,234


Operating earnings                                6,212        5,228


Interest income                                   1,550        1,488


Earnings before income taxes                      7,762        6,716


Provision for income taxes:

      Federal                                     2,550        2,180

      State                                         580          510


                                                  3,130        2,690



Net earnings                                      4,632        4,026

Retained earnings, beginning of period          176,187      166,196



                                                180,819      170,222

Less cash dividends paid                          1,334        1,339


Retained earnings, end of period            $   179,485  $   168,883



Net earnings per share                            $ .42         $.36




Cash dividends per share                          $ .12         $.12



Weighted average common shares outstanding   10,998,829   11,157,244


The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1995 and 1994
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1995          1994

Cash Flows From Operating Activities:
  Net earnings                                  $   4,632     $   4,026


  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (1,432)       (1,431)
    Depreciation                                      818           784
    Amortization of discount or premium on
     U.S. Treasury Notes                                3            (2)
    Working Capital Items:
      Accounts receivable                          (2,658)          846
      Inventories                                   3,178        (3,467)
      Other current assets                         (1,136)         (583)
      Accounts payable, trade                       3,661         1,669
      Accrued liabilities                           4,028         2,193
      Income taxes payable                          2,465           477
    Other assets                                       23            10
    Other deferred liabilities                         31            47

    Total Adjustments                               8,981           543


    Net cash provided by operating activities      13,613         4,569


Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                             15,461        10,879
  Purchase of U.S. Treasury Bills                 (25,328)      (15,556)
  Interest received from U.S. Treasury Notes          892         1,280
  Proceeds from sale of property, plant
   and equipment                                       46             4
  Purchase of property, plant and equipment          (879)       (5,226)


    Net cash used in investing activities          (9,808)       (8,619)

Cash Flows From Financing Activities:
  Cash dividends paid                              (1,334)       (1,339)

  Purchase of treasury stock                       (7,835)
                                                                       -

    Net cash used in financing activities          (9,169)       (1,339)

Net decrease in cash                               (5,364)       (5,389)
Cash at beginning of year                          10,754         9,232

Cash at end of quarter                          $   5,390     $   3,843





The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month periods ended August 31, 1995 and 1994

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1995 and the consolidated results of operations and changes in cash for the three-month periods ended August 31, 1995 and 1994.

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

The Corporation and its subsidiaries were contingently liable at August 31, 1995 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.
                        Report of Independent Accountants


September 15, 1995

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1995 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1995 and 1994 and the consolidated statements of cash flows for the three-month periods ended August 31, 1995 and 1994 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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


PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources



At August 31, 1995 cash and investments in U.S. Treasury Bills totaled $44,954,000 an increase of $5,043,000 from $39,911,000 at May 31, 1995.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $68,041,000 at August 31, 1995, an increase of $616,000 from the balance at May 31, 1995 of $67,425,000. Current liabilities increased $10,154,000 from May 31, 1995 to $43,400,000 at August 31, 1995. This increase in current liabilities can be attributed to increased trade account payable due to increased production ($3,661,000), increased marketing program accruals ($5,381,000), and increased income taxes payable ($2,465,000). Working capital at August 31, 1995 amounted to $69,595,000 compared to $74,090,000 at May 31, 1995. Capital expenditures amounted to $879,000 in 1995 compared to $5,226,000 in the first quarter of the prior year. Capital expenditures during the current fiscal year were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. The cash provided by operating activities in fiscal 1996 is expected to be adequate to fund any capital expenditures which may become necessary during the year. Historically, the Corporation's financing needs have been met through funds generated internally.



Results of Operations for the Three Months Ended August 31, 1995



Sales in the quarter ended August 31, 1995 amounted to $163,855,000 a 5.5 percent increase from $155,328,000 in the comparable quarter of the prior year. Manufactured housing sales increased 14.6 percent to $141,299,000 in 1995 compared to $123,295,000 in 1994. Recreational vehicle sales decreased 29.6 percent to $22,556,000 in the first quarter of 1995 compared to $32,033,000 in 1994. Sales for the quarter reflect continuing strong demand for manufactured housing in most sections of the country and an overall industry slowdown in the RV marketplace.

Cost of sales decreased in 1995 to 82.3 percent of sales compared with
84.3 percent in 1994. This decrease is due to increased sales volume and higher product selling prices in the manufactured housing segment, and continued cost containment efforts.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for the Three Months Ended August 31, 1995, continued

Selling and administrative expenses in 1995 increased as a percentage of sales to 13.9 percent from 12.4 percent in 1994 due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,550,000 in 1995 compared to $1,488,000 in 1994. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels during the period.

Income Taxes
The provision for federal income tax approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxing entities.

Part II.  Other Information



Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1995, heretofore filed by the registrant with the Commission.


Item 4.  Submission of Matters to a Vote of Security Holders

On September 18, 1995 Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

    1.   Election of Directors
         Nominee                  Votes For     Votes Withheld
         Arthur J. Decio           9,993,381       217,158
         Terrence M. Decio         9,993,181       217,358
         Jerry Hammes             10,113,081        97,458
         Ronald F. Kloska          9,993 381       217,158
         William H. Lawson        10,112,731        97,808
         David T. Link            10,133,681        76,858
         Andrew J. McKenna        10,112,181        98,358
         William H. Murschel      10,023,481       187,058
         Dale Swikert             10,113,431        97,108

    2. Proposal to amend Skyline s Articles of Incorporation to permit the size of the Board of Directors to be no less than three Directors and no more than ten Directors.

         Votes for  -  9,438,036
         Votes against - 758,191
         Votes withheld - 14,311
         Nonvotes   -    910,106
Item 6.  Exhibits and reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1996. The Exhibits filed as a part of this report are listed below.

         Exhibit No.  Description

         (3)          Articles of Incorporation and By-Laws
         (27)         Financial Data Schedule



                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      October 11, 1995                 /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      October 11, 1995                 /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller


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


                                        /s/ J. Arthur
Decio, Jr.
                                        (Written
Signature)

                                        J. Arthur Decio,
Jr.
                                        (Printed
Signature)

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

                                        Richard M.
Treckelo
                                        (Printed
Signature)

                                        Secretary of

                                        Skyline Homes,
Inc.
                                        (Name of
Corporation)

STATE OF INDIANA         )
                         )  SS:
COUNTY OF ELKHART   )

     I, the undersigned, a Notary Public duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that ARTHUR J. DECIO, the President, and RICHARD M.
TRECKELO, the Secretary, of Skyline Homes, Inc., the officers executing the foregoing Articles of Amendment of Articles of Incorporation, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

WITNESS my hand and Notarial Seal this 7th day of September, 1962.

                                        /s/ Alice M.
Hunter
                                        (Written
Signature)

                                        Alice M. Hunter
                                        (Printed
Signature)
                                        Notary Public

My Commission Expires
May 16, 1964.


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

                    SUBDIVISION A
                        NAME

     The name of the Corporation is Skyline Homes, Inc.

                    SUBDIVISION B
                 ACTION BY DIRECTORS

     The Board of Directors of the Corporation at a meeting thereof, duly called, constituted and held on June 13, 1963, at which a quorum of such Board of Directors was present duly adopted the following resolution:

          RESOLVED, That the Corporation reduce its total
Capital Stock, heretofore     authorized, consisting of 915,000 shares to-
wit:  695,000 shares of Class A    Common Stock and 220,000 shares
of Class B Common Stock, each par value      $.50 per share by
73,082 shares of Class B Common Stock, par value 50 cents per share, reacquired by it through redemption, purchase or
otherwise, and make      cancellation of such shares, thereby
reducing its authorized Capital Stock to                          shares of
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

     695,000 shares of Class A Common Stock
     146,918 shares of Class B Common Stock
     each of the par value of $.50 cents per share.
     IN WITNESS WHEREOF,
the undersigned officers execute this Statement and certify to the truth of the facts herein stated, this 8th day of July, 1963.


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

                                        Richard M.
Treckelo
                                        (Printed
Signature)

                                        Secretary of

                                        Skyline Homes,
Inc.
                                        (Name of
Corporation)

STATE OF INDIANA    )
                    )  SS:
COUNT OF ELKHART    )

     I, the undersigned, a Notary Public, duly commissioned to take acknowledgments and administer oaths in the State of Indiana, certify that Arthur J. Decio, the President, and Richard M. Treckelo, the Secretary of Skyline Homes, Inc., the officers executing the foregoing Statement, personally appeared before me; acknowledged the execution thereof; and swore to the truth of the facts therein stated.

WITNESS my hand and Notarial Seal this 8th day of July, 1963.

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

          RESOLVED, That the Corporation reduce its total
Capital Stock, heretofore     authorized, consisting of 835,559 shares to-
wit:  695,000 shares of Class A    Common Stock and 140,559 shares
of Class B Common Stock, each par value      $.50 per share by
9,823 shares of Class B Common Stock, par value $.50 per    share,
reacquired by it through redemption, purchase or otherwise, and make cancellation of such shares, thereby reducing its authorized
Capital Stock to    825,736 shares of Capital Stock consisting of
825,736 shares of Common Stock,    of the par value $.50 per
share.

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

                                        /s/ Phyllis J.
Evans
                                        (Written
Signature)

                                        Phyllis J. Evans
                                        (Printed
Signature)
                                        Notary Public

My commission expires
November 4, 1972




This instrument was prepared by Richard M. Treckelo, Lawyer, 303
First National Bank Building, Elkhart, Indiana.



ARTICLES OF AMENDMENT
OF THE
ARTICLES OF INCORPORATION
OF
SKYLINE CORPORATION

Skyline Corporation (the "Corporation"), a corporation existing pursuant to the Indiana Business Corporation Law, as amended, desiring to give notice of corporate action amending certain provisions of its Articles of Incorporation, sets forth the following facts:

ARTICLE I

AMENDMENT

1.	The name of the Corporation is Skyline Corporation.

2.	The text of the amendment adopted (the "Amendment") is as follows:

Article IX, Section One of the Articles of Incorporation of the Corporation is amended to provide in its entirety as follows:

The Corporation shall have such number of Directors as shall be specified in the By-Laws, but in no event shall such number be less than three nor more than ten. In the event the By-Laws do not state the number of Directors, the number of Directors shall be nine.

3.	This Amendment was adopted as of September 18, 1995.

ARTICLE II

MANNER OF ADOPTION AND VOTE

1.	The manner of adoption and vote by which the Amendment was adopted by the Corporation is as follows:

Action by Directors. The Board of Directors of the Corporation, as of July 20, 1995, duly adopted resolutions approving the Amendment and recommending and submitting the Amendment to the vote of the Shareholders.

Action by Shareholders. The Shareholders approved the amendment at the annual meeting of the Shareholders of the Corporation on September 18, 1995. The designation, number of outstanding shares, number of votes entitled to be cast, number of votes represented at the meeting, the number of shares voted in favor of the Amendment, and the number of shares voted against the Amendment is set forth below:

Designation of shares:						 Common
Number of outstanding shares:					11,120,644
Number of votes entitled to be cast:				11,120,644
Number of shares voted in favor:				 9,438,036
Number of shares voted against:					   758,191

2.	The number of votes cast for the Amendment was sufficient for approval of the Amendment.

IN WITNESS WHEREOF, the undersigned Corporation has caused these Articles of Amendment to be signed by a duly authorized officer this 18th day of September, 1995.

							Skyline Corporation


							/s/ Ronald F. Kloska
							Ronald F. Kloska,
							Secretary



                          BY-LAWS

                         ARTICLE 1
                       IDENTIFICATION

     Section 1 - Name

     The name of the corporation shall be Skyline Homes, Inc.

     (Hereinafter referred to as the "corporation".)

     Section 2 - Seal

     The corporation shall have a corporate seal which shall be as follows: A circular disc, on the outer margin of which shall appear the corporate name and State of Incorporation, with the words "Corporate Seal" through the center, so mounted that it may be used to impress these words in raised letters upon paper. The seal shall be in charge of the Secretary.

     Section 3 - Fiscal Year

     The fiscal year of the corporation shall begin at the beginning of the first day of June and end at the close of the last day of May next succeeding.


                         ARTICLE II
                       CAPITAL STOCK

     Section 1 - Consideration for Shares

     The board of directors shall cause the corporation to issue the capital stock of the corporation for such consideration as has been fixed by such board in accordance with the provisions of the Articles of Incorporation.

     Section 2 - Payment of Shares

     Subject to the provisions of the Articles of Incorporation, the consideration for the issuance of shares of the capital stock of the corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to, the corporation; provided, however, that the part of the surplus of a corporation which is transferred to capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the corporation, or when surplus shall have been transferred to capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such property, labor or services received as consideration, or the value placed by the board of directors upon the corporate assets in the event of a share dividend shall be conclusive. Promissory notes or future services shall not be accepted in payment or part payment of any of the capital stock of the corporation.

     Section 3 - Certificates for Shares

     The corporation shall issue to each shareholder a certificate signed by the president or a vice-president, and the secretary of the corporation, certifying the number of shares owned by him in the corporation. Where such certificate is also signed by a transfer agent or registrar, the signatures of the president, vice-president or secretary may be facsimiles. The certificate shall state the name of the registered holder, the number of shares represented thereby, the par value of each share or a statement that such shares have no par value, and whether such shares have been fully paid up, the certificate shall be legibly stamped to indicate the per centum which has been paid up, and as further payments are made thereon the certificate shall be stamped accordingly.

     If the corporation issues more than one class, every certificate issued shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof.

     Section 4 - Form of Certificates

     The stock certificates to represent the shares of the capital stock of this corporation shall be in such form, not inconsistent with the laws of the State of Indiana, as may be adopted by the board of directors.

     Section 5 - Transfer of Stock

     Title to a certificate and to the shares represented thereby can be transferred only:

     1. By delivery of the certificate endorsed either in blank or to a specified person by the person appearing by the certificate to be the owner of the shares represented thereby; or

     2. By delivery of the certificate and a separate document containing a written assignment of the certificate or a power of attorney to sell, assign, or transfer the same or the shares represented thereby, signed by the person appearing by the certificate to be the owner of the shares represented thereby. Such assignment or power of attorney may be either in blank or to a specified person.

     Section 6 - Closing of Transfer Books

     The transfer books shall be closed for a period of ten days prior to the date set for any meeting of shareholders, and during such period no new certificate of stock shall be issued by this corporation and no change or transfer shall be made upon the records thereof.


                        ARTICLE III
                  MEETINGS OF STOCKHOLDERS

     Section 1 - Place of Meetings

     All meetings of shareholders of the corporation shall be held at such place, within or without the State of Indiana, as may be specified in the respective notices or waivers of notice thereof, or proxies to represent shareholders thereat.

     Section 2 - Annual Meeting

     The annual meeting of the shareholders for the election of directors, and for the transaction of such other business as may properly come before the meeting, shall be held at ten o'clock in the forenoon of the first Monday in June of each year, if such day is not a legal holiday, and if a holiday then on the first following day that is not a legal holiday. If for any reason the annual meeting of the shareholders shall not be held at the time and place herein provided, the same may be held at any time thereafter, or the business to be transacted at such annual meeting may be transacted at any special meeting called for that purpose.

     Section 3 - Special Meetings

     Special meetings of the shareholders may be called by the president, by the board of directors, or by shareholders holding not less than one-fourth of all the shares of capital stock outstanding.

     Section 4 - Notice of Meetings

     A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting the purpose or purposes for which the meeting is called, shall be delivered or mailed by the secretary or by the officers or persons calling the meeting, to each holder of the capital stock of the corporation at the time entitled to vote, at such address as appears upon the records of the corporation, at least ten days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting, in person or by proxy shall constitute a waiver of notice of such meeting.

     Section 5 - Voting at Meetings

     Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every holder of the capital stock of the corporation shall have the right at all meetings of the shareholders of the corporation to one vote for each share of stock standing in his name on the books of the corporation.

     No share shall be voted at any meeting:

     1.   Upon which an installment is due and unpaid; or

     2. Which shall have been transferred on the books of the corporation within ten days next preceding the date of the meeting; or

     3.   Which belongs to the corporation.

     Section 6 - Proxies

     A shareholder may vote, either in person or by proxy executed in writing, by the shareholder, or a duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from the date of its execution, unless a longer time is expressly provided therein.

     Section 7 - Quorum

     Unless otherwise provided by the Articles of Incorporation, at any meeting of shareholders, a majority of the shares of the capital stock outstanding and entitled to vote, represented in person or by proxy, shall constitute a quorum.

     Section 8 - Organization

     The president, and in his absence, the vice-president, and in their absence any shareholder chosen by the shareholders present, shall call meetings of the shareholders to order and shall act as chairman of such meetings, and the secretary of the company shall act as secretary of all meetings of the shareholders. In the absence of the secretary the presiding officer may appoint a shareholder to act as secretary of the meeting.
                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The board of directors shall consist of five (5) members, (any number not less than three), who shall be elected annually by a majority of the shares represented at the annual meeting of the shareholders. Such directors shall hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. A majority of the directors must be citizens of the United States.

     Section 2 - Duties

     The corporate power of this corporation shall be vested in the board of directors, who shall have the management and control of the business of the corporation. They shall employ such agents and servants as they may deem advisable, and fix the rate of compensation of all agents, employees and officers.

     Section 3 - Resignation

     A director may resign at any time by filing his written resignation with the secretary.

     Section 4 - Removal

     Any director may be removed for cause at any time at any regular meeting or at such a special meeting of the shareholders of the corporation called for such purpose, by the affirmative vote of the holders of a majority of the shares outstanding.

     Section 5 - Vacancies

     In case of any vacancy in the board of directors through death, resignation, removal or other cause, the remaining directors by the affirmative vote of a majority thereof may elect a successor to fill such vacancy until the next annual meeting and until his successor is elected and qualified. If the vote of the remaining members of the board shall result in a tie, the vacancy shall be filled by shareholders at the annual meeting or a special meeting.

     Section 6 - Annual Meetings

     The board of directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held, for the purpose of organization, election of officers, and consideration of any other business that may be brought before the meeting. No notice shall be necessary for the holding of this annual meeting. If such meeting is not held as above provided, the election of officers may be had at any subsequent meeting of the board specifically called in the manner provided in Article IV,
Section 7 of these by-laws.

     Section 7 - Other Meetings

     Other meetings of the board of directors may be held upon the call of the president, or of two or more members of the board of directors, at any place within or without the State of Indiana, upon forty-eight hours' notice, specifying the time, place and general purposes of the meeting, given to each director, either personally, by mailing, or by telegram. At any meeting at which all directors are present, notice of the time, place and purpose thereof shall be deemed waived; and similar notice may likewise by waived by absent directors, either by written instrument or by telegram.

     Section 8 - Quorum

     At any meeting of the board of directors, the present of a majority of the members of the board then qualified and acting shall constitute a quorum for the transaction of any business except the filling of vacancies in the board of directors.

     Section 9 - Organization

     The president and in his absence the vice-president and in their absence any director chosen by the directors present, shall call meetings of the board of directors to order, and shall act as chairman of such meetings. The secretary of the company shall act as secretary of the board of directors, but in the absence of the secretary the presiding officer may appoint any director to act as secretary of the meeting.

     Section 10 - Order of Business

     The order of business at all meetings of the board of directors shall be as follows:

     1.   Roll call,
     2. Reading of the Minutes of the preceding meeting and action thereon,
     3.   Reports of officers,
     4.   Reports of committees,
     5.   Unfinished business,
     6.   Miscellaneous business,
     7.   New business.



                         ARTICLE V
                OFFICERS OF THE CORPORATION

     Section 1 - Officers

     The officers of the corporation shall consist of a president, one or more vice-presidents, a secretary, an assistant secretary and a treasurer. Any two or more offices may be held by the same person, except that the duties of the president and secretary shall not be performed by the same person. The board of directors by resolution may create and define the duties of other offices in the corporation, and may elect or appoint persons to fill such offices.

     Section 2 - Vacancies

     Whenever any vacancies shall occur in any office by death, resignation, increase in the number of offices of the corporation, or otherwise, the same shall be filled by the board of directors, and the office so elected shall hold office until his successor is chosen and qualified.

     Section 3 - President

     The president shall preside at all meetings of shareholders and directors, discharge all the duties which devolve upon a presiding officer, and perform such other duties as this code of by-laws provides, or the board of directors may prescribe.

     The president shall have full authority to execute proxies in behalf of the corporation, to vote stock owned by it in any other corporation, and to execute, with the secretary, powers of attorney appointing other corporations, partnerships, or individuals the agent of the corporation, all subject to the provisions of The Indiana General Corporation Act of 1929, as amended, the Articles of Incorporation and this code of by-laws.

     Section 4 - Executive Vice-President

     The executive vice-president shall perform all duties incumbent upon the president during the absence or disability of the president, and perform such other duties as this code of by-laws may require or the board of directors may prescribe.

     Section 5 - Secretary

     The secretary shall have the custody and care of the corporate seal, records, minutes and stock books of the corporation. He shall attend all meetings of the shareholders and of the board of directors, and shall keep, or cause to be kept in a book provided for the purpose, a true and complete record of the proceedings of such meetings, and shall perform a like duty for all standing committees appointed by the board of directors, when required. He shall attend to the giving and serving of all notices of the corporation, shall file and take charge of all papers and documents belonging to the corporation and shall perform such other duties as this code of by-laws may require or the board of directors may prescribe.

     Section 6 - Treasurer

     The treasurer shall keep correct and complete records of account, showing accurately at all times the financial condition of the corporation. He shall be the legal custodian of all moneys, notes, securities and other valuables which may from time to time come into the possession of the corporation. He shall immediately deposit all funds of the corporation coming into his hands in some reliable bank or other depositary to be designated by the board of directors, and shall keep such bank account in the name of the corporation. He shall furnish at meetings of the board of directors, or whenever requested, a statement of the financial condition of the corporation, and shall perform such other duties as this code of by-laws may require or the board of directors may prescribe. The treasurer may be required to furnish bond in such amount as shall be determined by the board of directors.

     Section 7 - Delegation of Authority

     In case of the absence of any officer of the corporation, or for any other reason that the board of directors may deem sufficient, the board of directors may delegate the powers or duties of such officer to any other officer or to any director, for the time being, provided a majority of the entire board of directors concurs therein.

     Section 8 - Execution of Documents

     Unless otherwise provided by the board of directors, all contracts, leases, commercial paper and other instruments in writing and legal documents, shall be signed by the president and attested by the secretary. All bonds, deeds and mortgages shall be signed by the president and attested by the secretary. All certificates of stock shall be signed by the president or vice-president and the secretary or assistant secretary.

     All checks, drafts, notes and orders for the payment of money shall be signed by those officers or employees of the corporation as the directors may from time to time designate.

     Section 9 - Loans to Officers

     No loan of money or property or any advance on account of services to be performed in the future shall be made to any officer or director of the corporation.
                         ARTICLE VI
                      CORPORATE BOOKS

     Section 1 - Place of Keeping, In General

     Except as otherwise provided by the laws of the State of Indiana, by the Articles of Incorporation of the corporation or by these by-laws, the books and records of the corporation may be kept at such place or places, within or without the State of Indiana, as the board of directors may from time to time by resolution determine.

     Section 2 - Stock Register or Transfer Book

     The original or duplicate stock register or transfer book, or in case a stock registrar or transfer agent shall be employed by the corporation either within or without the State of Indiana, a complete and accurate shareholders list, alphabetically arranged, giving the names and addresses of all shareholders, the number and classes of shares held by each, shall be kept at the principal office of the corporation in the State of Indiana.


                        ARTICLE VII
                         AMENDMENTS

     Section 1 - Amendments

     By-Laws may be adopted, amended or repealed at any meeting of the board of directors by the vote of a majority thereof, unless the Articles of Incorporation provide for the adoption, amendment or repeal by the shareholders, in which event, action thereon may be taken at any meeting of the shareholders by the vote of a majority of the voting shares outstanding.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 18, 1960, Section 1, of ARTICLE IV of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of nine (9) members, who shall be elected annually as provided in the Articles of Incorporation. Such directors shall hold office until the next annual meeting of shareholders, and until their successors are elected and qualified. Directors need not be shareholders of the corporation. A majority of the directors at any time shall be citizens of the United States.
                     AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 28, 1960, Section 1 of ARTICLE IV of the By-Laws of Skyline Homes, Inc., as amended, is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of nine (9) members, who shall be elected annually as provided in the Articles of Incorporation. Such directors shall hold office until the next annual meeting of shareholders, and until their successors are elected and qualified. Directors need not be shareholders of the Corporation. A majority of the directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by the vote of a majority of the directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 28, 1960, ARTICLE IV of the By-Laws of Skyline
Homes, Inc., is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 11 - Executive Committee

     The Board of Directors may, whenever it sees fit, by a majority vote of the number of directors elected and qualified from time to time, designate an Executive Committee of four (4) from its members, which shall include the President, which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the business and affairs of the Corporation; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive Committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of November 16, 1960, ARTICLE IV of the By-Laws of
Skyline Homes, Inc., is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 12 - Finance Committee

     The President may, whenever he sees fit, select and designate a finance committee of three (3) members from the Board of Directors, which shall include the President, which committee shall, except as to matters upon which the Board of Directors has acted, decide all questions concerning the financial matters of the Corporation;
PROVIDED ALWAYS that all decisions made by such committee shall be submitted to and approved by the Board of Directors at their next regular or special meeting. The President shall have the power at any time, to fill vacancies in, to change the membership of, or to dissolve the finance committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 28, 1960, ARTICLE VI, Section 2, of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                         ARTICLE VI
                      CORPORATE BOOKS

     Section 2 - Stock Register or Transfer Book

     The original or duplicate stock register or transfer book, or in case a stock registrar or transfer agent shall be employed by the corporation, either within or without the State of Indiana, a complete and accurate shareholders list, alphabetically arranged, giving the names and addresses of all shareholders, the number and classes of shares held by each, shall be kept at the principal office of the corporation in the State of Indiana. In the event that dividends are declared by the Board of Directors, a record date shall be established by the Board. The transfer agent shall determine all stockholders entitled to such dividend as of such record date. In no event shall said stock register or transfer book be closed for the purpose of determining stockholders entitled to dividends.

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 28, 1960, Section 6 of ARTICLE II of the By-Laws of Skyline Homes, Inc., is hereby repealed.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of March 14, 1961, Section 2 of ARTICLE III, of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF STOCKHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the Shareholders, for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held at 2:00 o'clock in the afternoon of the first Friday in August of each year, if such day is not a legal holiday, and if a holiday, then on the first following day that is not a holiday. If, for any reason, the annual meeting of the Shareholders shall not be held at the time and place herein provided, the same may be held at any time thereafter, or the business to be transacted at such annual meeting may be transacted at any special meeting called for that purpose.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of May 2, 1962, Section 2 of ARTICLE III of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF STOCKHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the Shareholders, for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held at 2:00 o'clock in the afternoon of the first Friday in September of each year, if such day is not a legal holiday, and if a holiday, then on the first following day that is not a holiday. If, for any reason, the annual meeting of the Shareholders shall not be held at the time and place herein provided, the same may be held at any time thereafter, or the business to be transacted at such annual meeting may be transacted at any special meeting called for that purpose.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of May 21, 1964, Section 2 of ARTICLE III of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF STOCKHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the Shareholders, for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 7:30 o'clock P.M. of the second Wednesday in September of each year, if such day is not a legal holiday, and if a holiday, then on the first following day that is not a holiday. If, for any reason, the annual meeting of the Shareholders shall not be held at the time and place herein provided, the same may be held at any time thereafter, or the business to be transacted at such annual meeting may be transacted at any special meeting called for that purpose.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of May 4, 1966, ARTICLE IV of the By-Laws of Skyline
Homes, Inc., is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 13 - Compensation Committee

     The Board of Directors may appoint a Compensation Committee of four (4) directors, which shall include the Treasurer of the corporation. The Compensation Committee shall fix and determine the salaries, bonuses and all other compensation of all of the officers of the corporation. All acts of the Compensation Committee shall be reported to the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power, at any time, to fill vacancies in, or to dissolve the Compensation Committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of July 19, 1966, Section 2 of ARTICLE III of the By-Laws of Skyline Homes, Inc., is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the Shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting shall be at 10:00 o'clock A.M., of the third Friday in August of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors, and approved by the shareholders at their meeting of August 19, 1966,
ARTICLE I, Section 1, of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                         ARTICLE I
                       IDENTIFICATION

     Section 1 - Name

     The name of the Corporation shall be Skyline Corporation
(hereinafter referred to as the "Corporation").
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of June 7, 1967, ARTICLE IV of the By-Laws of Skyline
Corporation, is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of eight (8) members who shall be elected annually as provided in the Articles of Incorporation. Such Directors shall hold office until the next annual meeting of shareholders, and until their successors are elected and qualified. Directors need not be shareholders of the corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of January 8, 1968, ARTICLE IV of the By-Laws of Skyline
Corporation is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 14 - Management Incentive Plan Committee

     The Board of Directors may appoint a Management Incentive
Plan Committee, consisting of not less than three (3) members, or former members of the Board. The Management Incentive Plan
Committee shall administer and interpret the Skyline Corporation Management Incentive Plan dated January 8, 1968. No member of the Committee shall be eligible to receive an award pursuant to the Plan, or be eligible for selection as a person to whom stock may be allocated or stock options granted pursuant to any other plan of the Corporation or any of its affiliates at any time while he is serving on the Committee; and no member of the Committee shall have been so eligible at any time within one year prior to the time that he becomes a member of the Committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of March 26, 1968, ARTICLE VI, Section 2, of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                         ARTICLE VI
                      CORPORATE BOOKS

     Section 2 - Transfer Agent and Registrar, and Closing of
Transfer Books

     The Board of Directors may appoint one or more transfer agents and one or more registrars of transfers, and the principal transfer agent shall keep a stock transfer book for the transfer of all shares of the capital stock of the Corporation.

     The Board of Directors may fix the time, not exceeding fifty days preceding the date of any meeting of stockholders or any dividend payment date or any date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, during which the books of the Corporation shall be closed against transfers of stock. In lieu of providing for the closing of the books against transfers of stock as aforesaid, the Board of Directors from time to time may fix in advance a date, not exceeding fifty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for any allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at such meeting and any adjournment thereof, or entitled to receive such dividends or allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, as the case may be; and only stockholders of record on such date shall be entitled to notice of or to vote at such meeting or to receive such dividend or allotment of rights, or to exercise such rights in respect of any such change, conversion or exchange of capital stock, as the case may be.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting of June 13, 1968, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the Shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 10:00 o'clock A.M. on the fourth Wednesday in August of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of June 2, 1969, ARTICLE IV of the By-Laws of Skyline
Corporation is hereby amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of nine (9) members who shall be elected annually as provided in the Articles of Incorporation.

     Such Directors shall hold office until the next annual meeting of Shareholders, and until their successors are elected and qualified. Directors need not be Shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the Directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting of June 2, 1969, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 10:00 o'clock A.M. on the third Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of January 28, 1970, Section 3 of ARTICLE II of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                         ARTICLE II
                       CAPITAL STOCK

     Section 3 - Certificates for Shares

     Each shareholder shall be entitled to a certificate signed by the president or a vice president and the secretary or any assistant secretary of the corporation certifying the number of shares owned by him in the corporation. If such certificate is countersigned by the written signature of a transfer agent other than the corporation or its employee or by the written signature of a registrar other than the corporation or its employee, the signatures of the officers of the corporation may be facsimiles. If such certificate is countersigned by the written signature of a registrar other than the corporation or its employee, the signatures of the transfer agent and the officers of the corporation may be facsimiles.

     Every certificate shall state the name of the registered holder, the number of shares represented thereby, the par value of each share or a statement that such shares have no par value, and whether such shares have been fully paid up and are nonassessable. If such shares are not fully paid up, the certificate shall be legibly stamped to indicate the per centum which has been paid up, and as further payments are made thereon the certificate shall be stamped accordingly.

     If the corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof; provided that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the corporation to any shareholder upon written request and without charge.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting of April 6, 1970, ARTICLE IV of the By-Laws of Skyline
Corporation is hereby amended to provide as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of eight (8) members who shall be elected annually as provided in the Articles of Incorporation.

     Such Directors shall hold office until the next annual meeting of Shareholders, and until their successors are elected and qualified. Directors need not be Shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the Directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting of June 1, 1972, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 10:00 o'clock A.M. on the fourth Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                   AMENDMENTS TO BY-LAWS
                     SEPTEMBER 25, 1972

     Pursuant to resolution of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Section 8 of ARTICLE III (MEETINGS OF STOCKHOLDERS) is hereby amended as follows:

     Section 8 - Organization

     The Chairman of the board of directors, and in his absence the president, and in their absence any other officer chosen by the shareholders present, shall call meetings of the shareholders to order and shall act as chairman of such meetings, and the secretary of the corporation shall act as secretary of all meetings of the shareholders. In the absence of the secretary, the presiding officer may appoint a shareholder to act as secretary of the meeting.

     Sections 7, 9, 11 and 13 of ARTICLE IV (BOARD OF DIRECTORS) are hereby amended as set forth below, and Section 15 is hereby added as set forth below:

     Section 7 - Other Meetings

     Other meetings of the board of directors may be held upon the call of the chairman of the board of directors, or the president, or of two or more members of the board of directors, at any place within or without the State of Indiana, upon forty-eight hours' notice, specifying the time, place and general purposes of the meeting, given to each director, either personally, by mailing, or by telegram. At any meeting at which all directors are present, notice of the time, place and purpose thereof shall be deemed waived; and similar notice may likewise be waived by absent directors, either by written instrument or by telegram.

     Section 9 - Organization

     The chairman of the board of directors and in his absence the president or any vice-president and in their absence any director chosen by the directors present, shall call meetings of the board of directors to order, and shall act as chairman of such meetings. The secretary of the company shall act as secretary of the board of directors, but in the absence of the secretary the residing officer may appoint and director to act as secretary of the meeting.



     Section 11 - Executive Committee

     The Board of Directors may, whenever it sees fit, by a majority vote of the number of directors elected and qualified from time to time, designate an Executive Committee of five (5) persons from its members, which shall include the chairman of the board of directors and the president, which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the Business and affairs of the Corporation; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive Committee.

     Section 13 - Compensation Committee

     The Board of Directors may appoint a Compensation Committee of four (4) directors, which shall include the corporate officer who is chief financial officer of the corporation. The Compensation
Committee shall fix and determine the salaries, bonuses and all other compensation of all of the officers of the corporation. All acts of the Compensation Committee shall be reported to the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power, at any time, to fill vacancies in, or to dissolve the Compensation Committee.

     Section 15 - Audit Committee

     The board of directors may appoint an Audit Committee, consisting of not less than three (3) members of the Board. The Audit Committee shall, from time to time, meet with representatives of the independent certified public accountants then servicing the corporation, review the corporation's systems of internal controls and take necessary action to see that an adequate system of internal auditing is implemented. The Audit Committee may also nominate independent auditors and select and establish accounting policies. All business transacted by the Committee shall be submitted to the board of directors at their next regular or special meeting for their consideration and approval or rejection. The board of directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Audit Committee.

     Section 1 and 3 of ARTICLE V (OFFICERS OF THE CORPORATION) are hereby added as set forth below:

     Section 1 - Officers

     The officers of the corporation shall consist of a chairman of the board of directors, a president, one or more vice-presidents, a secretary, an assistant secretary and a treasurer. Any two or more offices may be held by the same person, except that the duties of the president and secretary shall not be performed by the same person. The board of directors by resolution may create and define the duties of other offices in the corporation, and may elect or appoint persons to fill such offices.

     Section 3 - President

     The president shall perform such duties as this code of by-laws provides, or the board of directors may prescribe.

     The President shall have full authority to execute proxies in behalf of the corporation, to vote stock owned by it in any other corporation, and to execute, with the secretary, powers of attorney appointing other corporations, partnerships, or individuals the agent of the corporation, all subject to the provisions of The Indiana General Corporation Act of 1929, as amended, the Articles of Incorporation and this code of by-laws.

     Section 10 - Chairman of the Board of Directors

     The chairman of the board of directors shall be a general advisor and consultant to the management on all matters pertaining to the business of the Corporation and render such additional services as are pertinent thereto, and shall perform such other duties as this code of by-laws provide or the board of directors may prescribe.
                   AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at its meeting held July 11, 1974, Section 13 of ARTICLE IV of the By-
Laws of Skyline Corporation, is hereby  amended to read as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 13 - Compensation Committee

     The Board of Directors may appoint a Compensation Committee consisting of four (4) members of the Board of Directors. The
Compensation Committee shall have the power to fix and determine the salaries and other compensation of officers of the corporation. All acts of the Compensation Committee shall be reported to the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power, at any time, to fill vacancies in, or to dissolve the Compensation Committee.
                   AMENDMENTS TO BY-LAWS
                     SEPTEMBER 23, 1974

     Pursuant to resolution of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Sections 8 and 10 of ARTICLE V (OFFICERS OF THE CORPORATION) are hereby amended as set forth below:

     Section 8 - Execution of Documents

     Unless otherwise provided by the board of directors, all contracts, leases, commercial paper, bonds, deeds, mortgages, and all other legal instruments or documents shall be signed by the president and, if required, shall be attested by the secretary or assistant secretary. All certificates of stock shall be signed by the president or a vice-president and the secretary or assistant secretary.

     Section 10 - Chairman of the Board of Directors and Chief
Executive Officer

     The chairman of the board of directors shall be the chief executive officer of the corporation and shall generally supervise the business of the Corporation, subject to the control of the board of directors. He shall also perform such other duties as this code of by-laws provide or the board of directors may prescribe.
                    AMENDMENT TO BY-LAWS
                      FEBRUARY 6, 1975

     Pursuant to resolution of the Board of Directors of Skyline
Corporation, Section 7 of ARTICLE IV (BOARD OF DIRECTORS) is hereby amended as follows:

     Section 7

     Regular Meetings

     Regular meetings of the Board of Directors may be held without notice at such time and place, either within or without the State of Indiana, as shall from time to time be determined by the Board.

     Special Meetings

     Special meetings of the Board of Directors shall be held, either within or without the State of Indiana, whenever called by the Chairman of the Board, the President or by any three of the Directors. Oral, telegraphic or written notice shall be given, sent or mailed not less than one day before the meeting and shall state the purposes of the meeting, and the date, place and hour of such meeting.

     Waivers of Notice

     Notice of a meeting need not be given to any Director who submits a signed waiver of notice whether before or after the meeting, and attendance at the meeting by any Director shall constitute waiver of notice by such Director.
                   AMENDMENTS TO BY-LAWS
                     SEPTEMBER 22, 1975

     Pursuant to resolutions of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Sections 11 and 13 of ARTICLE IV (BOARD OF DIRECTORS) are hereby amended as set forth below:

     Section 11 - Executive Committee

     The Board of Directors may, whenever it sees fit, by a majority vote of the number of directors elected and qualified from time to time, designate an Executive Committee of not less than four (4) persons from its members, which shall include the chairman of the board of directors and the president, which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the business and affairs of the Corporation; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive committee.

     Section 13 - Compensation Committee

     The Board of Directors may appoint a Compensation Committee of not less than four (4) directors. The Compensation Committee may fix and determine salaries, bonuses and other compensation of the officers of the corporation. All acts of the Compensation Committee shall be reported to the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power, at any time, to fill vacancies in, or to dissolve the Compensation Committee. The Board of Directors may also fix and determine the salaries, bonuses and other compensation of the officers of the corporation either with or without a report from the Compensation Committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting held August 4, 1977, Section 1 of ARTICLE IV of the By-
Laws of Skyline Corporation is hereby amended to provide as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of nine (9) members, who shall be elected annually by a majority of the shares represented at the annual meeting of the shareholders. Such directors shall hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Directors need not be shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the Directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting of June 7, 1979, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 10:00 o'clock A.M. on the third Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting of May 2, 1984, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to read as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The annual meeting of the shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be at 10:00 o'clock A.M. local time, or at such other time that the Board of Directors may determine, on the second Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS
                 ADOPTED SEPTEMBER 11, 1989

     Pursuant to resolutions of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Section 11 of ARTICLE IV (BOARD OF DIRECTORS) is hereby amended as set forth below:

     Section 11 - Executive Committee of the Board of Directors

     The Board of Directors may, whenever it sees fit, by a majority vote of the number of Directors elected and qualified from time to time, designate an Executive Committee of not less than three (3) persons from its members which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the business and affairs of the Corporation; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive Committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting held June 7, 1990, Section 2 of ARTICLE III of the By-Laws of Skyline Corporation is hereby amended to provide as follows:


                        ARTICLE III
                  MEETING OF SHAREHOLDERS

     Section 2 - Annual Meeting

     The Annual Meeting of the Shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held at 10:00 o'clock A.M., local time, or at such other time that the Board of Directors may determine, on the third Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting held June 6, 1991, Section 1 of ARTICLE IV of the By-Laws of Skyline Corporation is hereby amended, effective as of the date of the 1991 Annual Meeting of shareholders, to provide as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of eight (8) members, who shall be elected annually by a majority of the shares represented at the Annual Meeting of shareholders. Such directors shall hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Directors need not be shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the board of directors shall be elected by the vote of the majority of the directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                        EXHIBIT A TO
             MINUTES OF ANNUAL MEETING OF THE
         BOARD OF DIRECTORS OF SKYLINE CORPORATION
                  HELD SEPTEMBER 16, 1991
         AMENDMENTS, NEW PROVISION AND REPEAL OF
           A PROVISION OF THE CODE OF BY-LAWS OF
                    SKYLINE CORPORATION
                EFFECTIVE SEPTEMBER 16, 1991

     Amendments

     The following provisions of the Code of By-Laws of Skyline
Corporation are amended effective September 16, 1991 to provide as set forth below:

     Article II, Section 3 - Certificates for Shares

     Each shareholder shall be entitled to a certificate signed by the vice-chairman of the board of directors or the president or a vice president and the secretary or any assistant secretary of the corporation certifying the number of shares owned by him in the corporation. If such certificate is countersigned by the written signature of a transfer agent other than the corporation or its employee or by the written signature of a registrar other than the corporation or its employee, the signatures of the officers of the corporation may be facsimiles. If such certificate is countersigned by the written signature of a registrar other than the corporation or its employee, the signatures of the transfer agent and the officers of the corporation may be facsimiles.

     Every certificate shall state the name of the registered holder, the number of shares represented thereby, the par value of each share or a statement that such shares have no par value, and whether such shares have been fully paid up and are nonassessable. If such shares are not fully paid up, the certificate shall be legibly stamped to indicate the per centum which has been paid up, and as further payments are made thereon the certificate shall be stamped accordingly.

     If the corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof; provided that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the corporation to any shareholder upon written request and without charge.

     Article III, Section 3 - Special Meetings

     Special meetings of the shareholders may be called by the chairman of the board of directors, the vice-chairman of the board of directors, the president, or by the board of directors.

     Article III, Section 8 - Organization

     The chairman of the board of directors, and in his absence any director designated by the board of directors including the vice-chairman and the president, shall call meetings of the shareholders to order and shall act as chairman of such meetings, and the secretary or the assistant secretary of the corporation shall act as secretary of all meetings of the shareholders. In the absence of the secretary and assistant secretary, the presiding officer may appoint a shareholder to act as secretary of the meeting.

     Article IV, Section 7

     Regular Meetings

     Regular meetings of the board of directors may be held without notice at such time and place, either within or without the State of Indiana, as shall from time to time be determined by the board.

     Special Meetings

     Special meetings of the board of directors shall be held, either within or without the State of Indiana, whenever called by the chairman of the board of directors, or the vice-chairman of the board of directors, or the president or by any three (3) of the directors. Oral, telegraphic or written notice shall be given, sent or mailed not less than one (1) day before the meeting and shall state the purposes of the meeting, and the date, place and hour of such meeting.

     Waivers of Notice

     Notice of a meeting need not be given to any director who submits a signed waiver of notice whether before or after the meeting, and attendance at the meeting by any director shall constitute waiver of notice by such director.

     Article IV, Section 9 - Organization

     The chairman of the board of directors and in his absence the vice-chairman of the board of directors, and in their absence the president and in their absence any director chosen by the directors, present, shall call meetings of the board of directors to order, and shall act as chairman of such meetings. The secretary of the corporation shall act as secretary of the board of directors, but in the absence of the secretary the presiding officer may appoint any director to act as secretary of the meeting.

     Article V, Section 1 - Officers

     The officers of the corporation shall consist of a chairman of the board of directors, a vice-chairman of the board of directors, a president, one or more vice presidents or senior vice-presidents, a secretary, an assistant secretary and a treasurer. Any two or more offices may be held by the same person, except that the duties of the president and secretary shall not be performed by the same person. The board of directors by resolution may create and define the duties of other offices in the corporation, and may elect or appoint person to fill such offices.

     Article VI, Section 3 - President

     The president shall perform such duties as this code of by-laws provides, or the board of directors may prescribe.

     Article V, Section 8 - Execution of Documents

     Unless otherwise provided by the board of directors, all contracts, leases, commercial paper, bonds, deeds, mortgages, and all other legal instruments or documents shall be signed by the vice-chairman of the board of directors or the president and, if required shall be attested by the secretary or assistant secretary. All certificates of stock shall be signed by the vice-chairman of the board of directors or the president or a vice president and the secretary or assistant secretary.

     New Provision

     The Code of By-Laws of Skyline Corporation is amended effective September 16, 1991, to add a new Section 11 to Article V, to provide as set forth below:

     Article V, Section 11 - Vice-Chairman of the Board of Directors

     The vice-chairman of the board of directors shall perform such duties as this code of by-laws provides, or the board of directors may prescribe.

     The vice-chairman of the board of directors shall have full authority to execute proxies in behalf of the corporation, to vote stock owned by it in any other corporation, and to execute, with the secretary, powers of attorney appointing other corporations, partnerships, or individuals the agent of the corporation, all subject to the provisions of The Indiana Business Corporation Law, as amended, the Articles of Incorporation and this code of by-laws.

     Repeal

     The Code of By-Laws of Skyline Corporation is amended effective September 16, 1991, to repeal the provisions of Section 12 of
Article IV, which before being repealed provided as set forth below:

     Article IV, Section 12 - Finance Committee

     The chairman of the board of directors may, whenever he sees fit, select and designate a finance committee of three (3) members from the Board of Directors, which shall include the chairman of the board of directors, which committee shall, except as to matters upon which the Board of Directors has acted, decide all questions concerning the financial matter of the Corporation; PROVIDED ALWAYS that all decisions made by such committee shall be submitted to and approved by the Board of Directors at their next regular or special meeting. The chairman of the board of directors shall have the power at any time, to fill vacancies in, to change the membership of, or to dissolve the finance committee.
                    AMENDMENT TO BY-LAWS

     Pursuant to resolution adopted by the Board of Directors at their meeting held June 18, 1992, Section 1 of ARTICLE IV of the By-Laws of Skyline Corporation is hereby amended, effective as of the date of the 1992 Annual Meeting of shareholders, to provide as follows:


                         ARTICLE IV
                     BOARD OF DIRECTORS

     Section 1 - Board of Directors

     The Board of Directors shall consist of nine (9) members, who shall be elected annually by a majority of the shares represented at the Annual Meeting of the Shareholders. Such Directors shall hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Directors need not be Shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the Directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.
                    AMENDMENT TO BY-LAWS
                   ADOPTED MARCH 18, 1993

     Pursuant to resolutions of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Section 11 of ARTICLE IV (BOARD OF DIRECTORS) is hereby amended as set forth below:

     Section 11 - Executive Committee of the Board of Directors

     The Board of Directors may, whenever it sees fit, by a majority vote of the number of Directors elected and qualified from time to time, designate an Executive Committee of not less than three (3) persons from its members which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the business and affairs of the Corporation, including but not limited to the power to authorize dividend distributions according to a formula, method or limit, or within a range, prescribed by the Board of Directors; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive Committee.
                    AMENDMENT TO BY-LAWS
                    ADOPTED MAY 31, 1993

     Pursuant to resolutions of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     Section 13 of ARTICLE IV (BOARD OF DIRECTORS) is hereby amended as set forth below:

     Section 13 - Governance and Compensation Committee

     The Board of Directors, by resolution of a majority of the whole Board, shall appoint a Governance and Compensation Committee to consist of not less than three (3) directors, none of whom shall be an officer or employee of the Corporation or of any subsidiary or affiliated corporation. The functions of the Governance and Compensation
Committee shall be (a) to identify and make recommendations to the Board of Directors regarding candidates for election to the Board, (b) to review and make recommendations to the Board of Directors regarding the renomination of incumbent directors, (c) to perform other related tasks, such as studying the size, committee structure or meeting frequency of the Board, making studies or recommendations regarding management succession, or tasks of similar character as may be requested from time to time by the Board of Directors or the Chief Executive Officer, (d) to establish the compensation of the Chief Executive Officer of the Corporation, (e) to consult with the Chief Executive Officer with respect to the compensation of officers and executive employees of the Corporation and its subsidiaries, and (f) to undertake such additional similar functions and activities as may be required by other compensation plans maintained by the Corporation or as may be requested from time to time by the Board of Directors.

     The Board of Directors, by resolution of a majority of the whole Board, shall designate one member of the Governance and Compensation Committee to act as chairman of the Committee. The Committee member so designated shall (a) chair all meetings of the committee, (b) chair meetings involving only non-employee directors,
(c) coordinate an annual performance evaluation of the Corporation, (d) coordinate the evaluation of the performance of the Chief Executive Officer, and (e) perform such other activities as from time to time are requested by the other directors.
                    AMENDMENT TO BY-LAWS
                   ADOPTED MARCH 16, 1994

     Pursuant to resolutions of the Board of Directors of Skyline
Corporation, the By-Laws of the Corporation are hereby amended to provide as follows:

     ARTICLE V (OFFICERS OF THE CORPORATION) is hereby amended to add a new Section 12 as set forth below:

     The Corporate Controller shall cause to be kept full and accurate books and accounts of all assets, liabilities and transactions of the corporation. The Corporate Controller shall establish and administer an adequate plan for the control of operations, including systems and procedures required to properly maintain internal controls on all financial transactions of the corporation. The Corporate Controller shall prepare, or cause to be prepared, statements of the financial condition of the corporation and proper profit and loss statements covering the operations of the corporation and such other and additional financial statements, if any, as the Chairman of the Board of Directors, Vice Chairman of the Board of Directors, President or Chief Financial Officer from time to time shall require. The Corporate Controller also shall perform such other duties as may be assigned by the Chairman of the Board of Directors, Vice Chairman of the Board of Directors, President or Chief Financial Officer, from time to time.