Form 10-Q
period 1995-11-30
SKYLINE CORP
filed 1996-01-12
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C.      20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended November 30, 1995

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


                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding

                Title of Class             January 12, 1996
                 Common stock                 10,644,344

                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of November 30, 1995 and May 31, 1995      2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       six-month periods ended November 30,
                       1995 and 1994

                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1995 and 1994

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        November 30, 1995    May 31, 1995
                                           (Unaudited)
ASSETS

Current Assets:

Cash and temporary cash investments            $   6,495       $  10,754

Treasury Bills, at cost plus accrued
interest, which approximates market               52,208          29,157

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      41,161          45,374

Inventories
  Raw materials                                    6,161           6,751
  Work in process                                  4,748           4,468
  Finished goods                                     650           3,586

Total Inventories                                 11,559          14,805

Other current assets                               8,748           7,246

TOTAL CURRENT ASSETS                             120,171         107,336

Investment in U.S. Treasury Notes                 59,912          59,917

Property, Plant and Equipment, at Cost:
  Land                                             5,220           5,278
  Buildings and improvements                      57,546          57,502
  Machinery and equipment                         22,267          24,391

                                                  85,033          87,171

Less accumulated depreciation                     40,451          41,915

  Total Property, Plant and Equipment             44,582          45,256

Other Assets                                       2,967           2,955

                                               $ 227,632       $ 215,464


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30, 1995    May 31, 1995
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    13,268        $    9,962

Accrued salaries and wages                       5,816             5,662

Accrued profit sharing                           1,297             2,408

Accrued marketing programs                      16,594             8,192

Other accrued liabilities                        8,524             6,142

Income taxes                                       309               880

   TOTAL CURRENT LIABILITIES                    45,808            33,246

Other Deferred Liabilities                       2,555             2,486
Commitments and Contingencies                        -                -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             183,931           176,187

 Treasury stock, at cost, 572,800 shares
  at November 30, 1995 and 96,500 shares
  at May 31, 1995                               (9,902)           (1,695)

TOTAL SHAREHOLDERS' EQUITY                     179,269           179,732

                                           $   227,632        $  215,464


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and six-month periods ended November 30, 1995 and 1994
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1995       1994        1995       1994

Sales                      $ 172,469  $ 164,475    $ 336,324  $ 319,803

Cost of sales                141,853    138,798      276,699    269,664

Gross profit                  30,616     25,677       59,625     50,139

Selling and administrative
 expenses                     22,612     20,453       45,409     39,687

Operating earnings             8,004      5,224       14,216     10,452

Interest income                1,576      1,523        3,126      3,011

Earnings before income taxes   9,580      6,747       17,342     13,463

Provision for income taxes:

      Federal                  3,135      2,190        5,685      4,370
      State                      719        510        1,299      1,020

                               3,854      2,700        6,984      5,390

Net earnings                   5,726      4,047       10,358      8,073

Retained earnings,
 beginning of period         179,485    168,883      176,187    166,196

                             185,211    172,930      186,545    174,269

Less, cash dividends paid      1,280      1,339        2,614      2,678

Retained earnings,
 end of period             $ 183,931  $ 171,591    $ 183,931  $ 171,591

Net earnings per share         $ .54      $ .36        $ .96      $ .72

Cash dividends per share       $ .12      $ .12        $ .24      $ .24

Weighted average common
 shares outstanding       10,655,689 11,157,244   10,828,196 11,157,244


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1995 and 1994
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1995          1994

Cash Flows From Operating Activities:
  Net earnings                                  $  10,358     $   8,073

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (3,006)       (2,867)
    Depreciation                                    1,636         1,569
    Amortization of discount or premium on
     U.S. Treasury Notes                                5            (5)
    Working capital items:
      Accounts receivable                           4,213         4,233
      Inventories                                   3,246        (7,910)
      Other current assets                         (1,502)       (1,328)
      Accounts payable, trade                       3,306           (31)
      Accrued liabilities                           9,827         5,935
      Income taxes payable                           (571)       (1,923)
    Other assets                                      (12)          (13)
    Other deferred liabilities                         69            87

    Total adjustments                              17,211        (2,253)

    Net cash provided by operating activities      27,569         5,820

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                             84,492        18,879
  Purchase of U.S. Treasury Bills                (106,336)      (18,556)
  Interest received from U.S. Treasury Notes        1,799         2,604
  Proceeds from sale of property, plant
   and equipment                                      555            38
  Purchase of property, plant and equipment        (1,517)       (9,067)

    Net cash used in investing activities         (21,007)       (6,102)

Cash Flows From Financing Activities:
  Cash dividends paid                              (2,614)       (2,678)
  Purchase of treasury stock                       (8,207)            -

Net cash used in financing activities             (10,821)       (2,678)

Net decrease in cash                               (4,259)       (2,960)
Cash at beginning of year                          10,754         9,232

Cash at end of quarter                          $   6,495     $   6,272


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and six-month periods ended November 30, 1995 and 1994

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1995 and the consolidated results of operations and changes in cash for the three and six-month periods ended November 30, 1995 and 1994.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1995 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


                        Report of Independent Accountants


December 15, 1995

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1995 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1995 and 1994 and the consolidated statements of cash flows
for the   six-month periods ended November 30, 1995 and 1994 of Skyline
Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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


PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

At November 30, 1995 cash and investments in U.S. Treasury Bills totaled $58,703,000, an increase of $18,792,000 from $39,911,000 at May 31, 1995.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $61,468,000 at November 30, 1995, a decrease of $5,957,000 from the balance at May 31, 1995 of $67,425,000. Reductions in trade accounts receivable ($4,213,000) and finished goods inventories ($2,936,000)
contributed to this decrease.   Current liabilities increased $12,562,000
from May 31, 1995 to $45,808,000 at November 30, 1995. This increase in current liabilities can mainly be attributed to increased trade accounts payable due to increased production ($3,306,000) and increased marketing program accruals ($8,402,000). Working capital at November 30, 1995 amounted to $74,363,000 compared to $74,090,000 at May 31, 1995. Capital expenditures totaled $1,517,000 in 1995 compared to $9,067,000 in the first half of the prior year. Capital expenditures during the current fiscal year were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. Cash was also used to purchase $8,207,000 of Company stock in fiscal 1996. The cash provided by operating activities in fiscal 1996 is expected to be adequate to fund any capital expenditures and treasury stock purchases which may be deemed necessary during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

Results of Operations for the Quarter and Six-months Ended November 30,
1995

Sales in the quarter ended November 30, 1995 amounted to $172,469,000, a
4.9 percent increase from $164,475,000 in the comparable quarter of the prior year. Manufactured housing sales increased 13.6 percent to $150,079,000 in 1995 compared to $132,113,000 in 1994. Manufactured housing unit sales increased to 5,657 compared to 5,323 in 1994. Recreational vehicle sales decreased 30.8 percent to $22,390,000 in the second quarter of fiscal 1996 compared to $32,362,000 in fiscal 1995. Recreational vehicle unit sales decreased to 1,776 compared to 2,544 in fiscal 1995.

Sales during the first half of fiscal 1996 amounted to $336,324,000 a 5.2 percent increase from $319,803,000 in the comparable period of the prior year. Manufactured housing sales increased 14.1 percent to $291,377,000 in 1995 compared to $255,408,000 in 1994. Manufactured housing unit sales increased to 11,027 compared to 10,398 in 1994. Recreational vehicle sales decreased 30.2 percent to $44,947,000 in the first half of fiscal 1996 compared to $64,395,000 in fiscal 1995. Recreational vehicle unit sales decreased to 3,637 compared to 5,307 in 1994. Sales for the second quarter and the first half of fiscal 1996 reflect continuing strong demand for manufactured housing in most sections of the country and an overall industry slowdown in the RV marketplace.

Cost of sales in the second quarter decreased to 82.2 percent of sales compared with 84.4 percent in 1994, while the cost of sales for the first half of the year was very comparable to the quarter (82.3 percent in fiscal 1996 vs 84.3 percent in fiscal 1995). The decrease in costs is due to efficiencies gained by increased sales volume, higher product selling prices in the manufactured housing segment, and continued cost containment efforts.

Selling and administrative expenses for the second quarter of fiscal 1996 increased as a percentage of sales to 13.1 percent from 12.4 percent last year. Selling and administrative expenses for the first half of the fiscal year also increased as a percentage of sales to 13.5 percent from
12.4 percent. Both increases were due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,576,000 in the second quarter of fiscal 1996 compared to $1,523,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels and yields during the period.


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

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8K were filed during the second quarter of fiscal 1996.

The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      January 12, 1996                 /S/ Joseph B. Fanchi
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      January 12, 1996                 /S/ James R. Weigand
                                                James R. Weigand
                                              Corporate Controller