Form 10-Q
period 1996-02-29
SKYLINE CORP
filed 1996-04-12
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C.      20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended February 29, 1996

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



                                                      Yes   X   No


         Securities registered pursuant to Section 12 (b) of the Act:

                                              Shares Outstanding

                    Title of Class               April 12, 1996
                     Common stock                  10,572,544

                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:                       2 - 3
                    Consolidated Balance Sheets as
                       of February 29, 1996 and May 31, 1995

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       nine-month periods ended February 29,
                       1996 and February 28, 1995

                    Consolidated Statements of Cash               5
                       Flows for the nine-month periods
                       ended February 29, 1996 and
                       February 28, 1995

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        February 29, 1996    May 31, 1995
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   9,487       $  10,754

Treasury Bills, at cost plus accrued
interest, which approximates market               44,648          29,157

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      49,318          45,374

Inventories
  Raw materials                                    6,223           6,751
  Work in process                                  4,874           4,468
  Finished goods                                     341           3,586

Total Inventories                                 11,438          14,805

Other current assets                               6,009           7,246

TOTAL CURRENT ASSETS                             120,900         107,336

Investment in U.S. Treasury Notes                 59,909          59,917


Property, Plant and Equipment, at Cost:
  Land                                             5,220           5,278
  Buildings and improvements                      57,659          57,502
  Machinery and equipment                         22,199          24,391

                                                  85,078          87,171

Less accumulated depreciation                     40,978          41,915

  Total Property, Plant and Equipment             44,100          45,256

Other Assets                                       3,068           2,955

                                               $ 227,977       $ 215,464


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        February 29, 1996    May 31, 1995
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    11,919        $    9,962

Accrued salaries and wages                       5,974             5,662

Accrued profit sharing                           1,921             2,408

Accrued marketing programs                      16,847             8,192

Other accrued liabilities                        8,823             6,142

Income taxes                                       233               880

TOTAL CURRENT LIABILITIES                       45,717            33,246


Other Deferred Liabilities                       2,598             2,486

Commitments and Contingencies                        -                 -

Shareholders' Equity:
  Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares      312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             185,788           176,187

 Treasury stock, at cost, 644,600 shares
  at February 29, 1996 and 96,500 shares
  at May 31, 1995
                                               (11,366)           (1,695)

TOTAL SHAREHOLDERS' EQUITY                     179,662           179,732


                                         $     227,977      $    215,464


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and nine-month periods ended February 29, 1996 and February 28, 1995
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended       Nine-months Ended
                              February 29/28          February 29/28
                              1996       1995         1996       1995

Sales                      $ 138,562  $ 150,657    $ 474,886  $ 470,460

Cost of sales                115,666    127,871      392,365    397,536

Gross profit                  22,896     22,786       82,521     72,924

Selling and administrative
 expenses                     19,179     19,838       64,588     59,525

Operating earnings             3,717      2,948       17,933     13,399

Interest income                1,497      1,343        4,623      4,355

Earnings before income taxes   5,214      4,291       22,556     17,754

Provision for income taxes:
      Federal                  1,690      1,390        7,375      5,760
      State                      390        320        1,689      1,340

                               2,080      1,710        9,064      7,100

Net earnings                   3,134      2,581       13,492     10,654
Retained earnings,
 beginning of period         183,931    171,591      176,187    166,196

                             187,065    174,172      189,679    176,850

Less cash dividends paid       1,277      1,339        3,891      4,017

Retained earnings,
 end of period             $ 185,788  $ 172,833    $ 185,788  $ 172,833

Net earnings per share         $ .30      $ .23        $1.25      $ .96

Cash dividends per share       $ .12      $ .12        $ .36      $ .36

Weighted average common
 shares outstanding       10,613,331 11,151,144   10,756,836 11,155,233


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 29, 1996 and February 28, 1995 Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1996          1995

Cash Flows From Operating Activities:
  Net earnings                                  $  13,492   $    10,654

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (4,484)       (4,216)
    Depreciation                                    2,553         2,481
    Amortization of discount or premium on
     U.S. Treasury Notes                                8            (7)
    Working Capital Items:
      Accounts receivable                          (3,944)          363
      Inventories                                   3,367        (9,129)
      Other current assets                          1,237           719
      Accounts payable, trade                       1,957          (805)
      Accrued liabilities                          11,161         7,763
      Income taxes payable                           (647)       (1,868)
    Other assets                                     (113)         (111)
    Other deferred liabilities                        112           118

    Total Adjustments                              11,207        (4,692)

    Net cash provided by operating activities      24,699         5,962


Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            145,496        26,776
  Proceeds from maturity of U.S. Treasury Notes         -        30,000
  Purchase of U.S. Treasury Bills                (159,090)      (50,646)
  Interest received from U.S. Treasury Notes        2,587         3,828
  Proceeds from sale of property, plant
   and equipment                                      590            38
  Purchase of property, plant and equipment        (1,987)      (12,885)

    Net cash used in investing activities         (12,404)       (2,889)

Cash Flows From Financing Activities:
  Cash dividends paid                              (3,891)       (4,017)
  Purchase of treasury stock                       (9,671)         (642)

    Net cash used in financing activities         (13,562)       (4,659)

Net decrease in cash                               (1,267)       (1,586)
Cash at beginning of year                          10,754         9,232

Cash at end of quarter                          $   9,487     $   7,646


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and nine-month periods ended February 29, 1996 and February 28, 1995

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 1996 and the consolidated results of operations and changes in cash for the three and nine-month periods ended February 29, 1996 and February 28, 1995.

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

The Corporation and its subsidiaries were contingently liable at February 29, 1996 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

                   Report of Independent Accountants


March 15, 1996

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 29, 1996 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 29, 1996 and February 28, 1995 and the consolidated statements of cash flows for the nine-month periods ended February 29, 1996 and February 28, 1995 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.


PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

At February 29, 1996 cash and investments in U.S. Treasury Bills totaled $54,135,000, an increase of $14,224,000 from $39,911,000 at May 31, 1995.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $66,765,000 at February 29, 1996, a decrease of $660,000 from the balance at May 31, 1995 of $67,425,000. Increases in trade accounts receivable ($3,944,000) were offset by reductions in finished goods inventories ($3,245,000). Current liabilities increased $12,471,000 from May 31, 1995 to $45,717,000 at February 29, 1996. This increase in current liabilities can mainly be attributed to increased marketing program accruals ($8,655,000). Working capital at February 29, 1996 amounted to $75,183,000 compared to $74,090,000 at May 31, 1995. Capital expenditures totaled $1,987,000 in 1996 compared to $12,885,000 in the first nine months of the prior year. Capital expenditures during the current fiscal year were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. Cash was also used to purchase $9,671,000 of Company stock in fiscal 1996. The cash provided by operating activities in fiscal 1996 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


Results of Operations for the Quarter and Nine-months Ended
February 29, 1996

Sales in the quarter ended February 29, 1996 amounted to $138,562,000, an
8.0 percent decrease from $150,657,000 in the comparable quarter of the prior year. Manufactured housing sales decreased 1.9 percent to $114,818,000 in 1996 compared to $117,011,000 in 1995. Manufactured housing unit sales decreased to 4,250 compared to 4,583 in 1995. Recreational vehicle sales decreased 29.4 percent to $23,744,000 in the third quarter of fiscal 1996 compared to $33,646,000 in fiscal 1995. Recreational vehicle unit sales decreased to 1,898 compared to 2,785 in fiscal 1995.

Sales during the first nine months of fiscal 1996 amounted to $474,886,000 a 0.9 percent increase from $470,460,000 in the comparable period of the prior year.

Manufactured housing sales increased 9.1 percent to $406,195,000 in 1996 compared to $372,419,000 in 1995. Manufactured housing unit sales increased to 15,277 compared to 14,981 in 1995. Recreational vehicle sales decreased 29.9 percent to $68,691,000 in the first nine months of fiscal 1996 compared to $98,041,000 in fiscal 1995. Recreational vehicle unit sales decreased to 5,535 compared to 8,092 in 1995.

Sales for the third quarter were negatively affected by unusually severe weather conditions in many areas of the country. Sales for the first nine months of fiscal 1996, exclusive of the effects of the severe weather, reflect continuing strong demand for manufactured housing in most sections of the country and a continued industry slowdown in the RV marketplace.

Cost of sales in the third quarter decreased to 83.5 percent of sales compared with 84.9 percent in 1995, while the cost of sales for the first nine months of both years were very comparable to the quarters (82.6 percent in fiscal 1996 and 84.5 percent in fiscal 1995). The decrease in costs is due to efficiencies gained by increased sales volume, higher product selling prices in the manufactured housing segment, and continued cost containment efforts.

Selling and administrative expenses for the third quarter were 13.8 percent of sales compared with 13.2 percent in 1995. Selling and administrative expenses in the first nine months of fiscal 1996 increased as a percentage of sales to 13.6 percent from 12.7 percent in fiscal 1995. Both increases are due primarily to the costs of increased marketing efforts.

Interest income amounted to $1,497,000 in the third quarter of fiscal 1996 compared to $1,343,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to higher investment levels and yields during the period.


Income Taxes

The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

                                PART II



Item 1.  Legal Proceedings
Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1995, heretofore filed by the registrant with the Commission.

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the third quarter of 1996. The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      April 12, 1996
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      April 12, 1996
                                                James R. Weigand
                                              Corporate Controller