Form 10-K
period 1996-05-31
SKYLINE CORP
filed 1996-08-01
CIK 90896

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.    20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996    Commission File No. 1-4714

                               SKYLINE CORPORATION
              (Exact name of registrant as specified in its charter)

               Indiana                            35-1038277
      (State of Incorporation)         (IRS Employer Identification No.)

   2520 Bypass Road, Elkhart, Indiana                46514
(Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:  219-294-6521

           Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 18, 1996              which Registered

Common Stock              10,428,444           New York Stock Exchange

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


The aggregate market value of the voting stock held by non-affiliates of the registrant (8,852,379 shares) based on the closing price on the New York Stock Exchange on July 18, 1996 was $220,202,928.



                       DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                  Form 10-K

Proxy Statement dated August 1, 1996        Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 16, 1996.


                        (This page left intentionally blank)



                                     FORM 10-K
                              CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1996 Annual Meeting of Shareholders to be held on September 16, 1996 (its "1996 Proxy Statement"). The following cross-reference index shows the page locations in the 1996 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1996 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                            1996
                                               Form         Proxy
                                               10-K       Statement

           PART I

Item  1.   Business...........................   6

Item  2.   Properties.........................  11

Item  3.   Legal Proceedings..................  12

Item  4.   Submission of Matters to a Vote
           of Security Holders................  12

           PART II

Item  5.   Market for the Registrant's Common
           Stock and Related Stockholder
           Matters............................  12

Item  6.   Selected Financial Data............  13

Item  7.   Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations..........  14

Item  8.   Financial Statements and
           Supplementary Data:
             Index to Consolidated Financial
               Statements.....................  17
             Report of Independent Accountants  18
             Consolidated Balance Sheets......  19
             Consolidated Statements of
               Earnings and Retained Earnings.  21
             Consolidated Statements of
               Cash Flows ....................  22
             Notes to Consolidated Financial
               Statements.....................  24
             Financial Summary by Quarter.....  28



                                     FORM 10-K
                              CROSS-REFERENCE INDEX
                                   (Continued)

                                                            1996
                                               Form         Proxy
                                               10-K       Statement
Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  28

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  28            3-4

Item 11.   Executive Compensation.............                 6

Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  29

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

SIGNATURES..................................... 31



                                   PART I

Item 1.    Business

           General Development of Business

           Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the "Company") design, produce and distribute manufactured housing (mobile homes and multi-sectional homes) and recreational vehicles (travel trailers, including park models and fifth wheels, and truck campers).

           The Company, which is one of the largest manufacturers of manufactured homes in the United States, produced 20,301 manufactured homes in fiscal year 1996.

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

           In fiscal year 1996 manufactured homes represented 84% of total sales, while recreational vehicles accounted for the remaining 16%. In the prior year the sales dollars were 79% manufactured homes and 21% recreational vehicles. Additional financial data relating to these industry segments is included in Note 3, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

           The Company's manufactured homes are distributed by approximately 990 dealers at 1,450 locations throughout the United States and recreational vehicles are distributed by approximately 420 dealers at 530 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

           Raw Materials and Supplies

           The Company is basically an assembler of components purchased from outside sources. The major components used by the Company are lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time, the Company is obtaining sufficient materials to fulfill its needs.

           Patents, Trademarks, Licenses, Franchises and Concessions

           The Company does not rely upon any terminable or nonrenewable rights such as patents or licenses or franchises under the trademarks or patents of others, in the conduct of any segment of its business.



           Seasonal Fluctuations

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

           Government Contracts

           Two divisions of the Company had government contracts that provided a small subsidy for making its electrically heated homes more energy efficient. These contracts expired July 26, 1995.

           Competitive Conditions

           The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Company's competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers.

           The Manufactured Housing Institute reported that the industry produced approximately 339,600 homes in calendar year 1995. In the same period, the Company produced 20,709 units for a 6.1% market share. In calendar year 1994, approximately 303,900 homes were manufactured by the industry. In that period the Company produced 19,917 homes for a 6.6% market share.



           The recreational vehicle industry produced 475,200 units in calendar year 1995 compared to 518,800 units in calendar year 1994. The following table shows the Company's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1995  Calendar Year 1994
                                  Industry Skyline    Industry Skyline

           Travel Trailers           76,700  5,778      79,400   6,903

           Fifth Wheels              47,000  2,498      48,900   3,736

           Park Models                6,900    692       6,400     791

           Truck Campers             12,100    426      11,400     586


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

           Environmental Quality

           The Company believes that compliance with federal, state and local requirements respecting environmental quality will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.



           Other Regulations

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

           HUD has promulgated rules requiring manufacturers of manufactured homes to utilize wood products certified by their suppliers to meet HUD's established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation.



           Number of Employees

           The Company employs approximately 3,600 people at the present time.

Item 2.    Properties

           The Company owns its corporate offices and design facility, which are located in Elkhart, Indiana.

           The Company's 25 manufacturing plants, all of which are owned, are as follows:

           Location                       Products

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

           The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet.



           The following owned manufacturing facilities are not presently in use and are for sale.

           Location                       Character

           Arizona, Casa Grande           Manufactured Housing Facility
           California, Hemet              Manufactured Housing Facility

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

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.
                                       PART II


Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters

           Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 15 cents ($0.15) per share was paid in the fourth quarter of fiscal 1996 and quarterly dividends of 12 cents ($0.12) per share were paid during all other quarters of fiscal 1996 and 1995. At May 31, 1996, there were approximately 2,000 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 1996 and 1995.

                           1996               1995

           Quarter    High     Low        High     Low

           First     $18-11/16 $16-1/2   $20-3/8   $17-5/8

           Second    $19       $17-3/8   $22-1/8   $18-1/8

           Third     $23-5/8   $18-1/4   $19-1/4   $16-3/8

           Fourth    $26-5/8   $22-1/2   $19       $17-1/8



Item 6.    Selected Financial Data


           Dollars in thousands except per share

                             1996      1995      1994     1993     1992

           FOR THE YEAR
           Sales         $645,956  $642,118  $580,144 $491,716 $339,070
           Earnings before
           cumulative effect
           of accounting
           change        $ 19,683  $ 15,342  $ 14,991 $ 10,311 $  5,790
           Net earnings  $ 19,683  $ 15,342  $ 14,991 $  9,941 $  5,790
           Cash dividends
           paid          $  5,477  $  5,351  $  5,384 $  5,384 $  5,384
           Capital
           expenditures  $  2,971  $ 16,385  $  8,090 $  4,134 $  2,426
           Depreciation  $  3,479  $  3,404  $  2,879 $  2,685 $  2,656


           AT YEAR END
           Working
           capital       $ 80,761  $ 74,090  $ 47,759 $ 43,412 $ 39,539
           Current ratio    2.9:1     3.2:1     2.3:1    2.8:1    2.9:1
           U.S. Treasury
           Notes         $ 59,907  $ 59,917  $ 89,912 $ 90,197 $ 90,219
           Property,
           plant and
           equipment, net$ 43,400  $ 45,256  $ 32,330 $ 27,132 $ 26,339
           Total assets  $230,336  $215,464  $208,531 $188,511 $180,281
           Shareholders'
           equity        $184,267  $179,732  $170,383 $161,829 $157,272

           PER SHARE
           Earnings before
           cumulative effect
           of accounting
           change        $   1.84  $  1.38 $    1.34 $    .92  $   .52
           Net earnings  $   1.84  $  1.38 $    1.34 $    .89  $   .52
           Cash dividends$    .51  $   .48 $     .48 $    .48  $   .48
           Shareholders'
           equity        $  17.43  $ 16.16 $   15.27 $  14.43  $ 14.02


           Note: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change on prior years was $370,000, or $.03 per share.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


           Results of Operations - 1996 Compared to 1995
           Sales in fiscal 1996 were $645,956,000, an increase of $3,838,000 from $642,118,000 in fiscal 1995. Manufactured housing sales totaled $542,519,000 for fiscal 1996 compared to $505,668,000 in 1995. Manufactured housing unit sales increased to 20,301 units compared to 20,248 units in 1995. The sales increase in fiscal 1996 reflects favorable overall economic conditions during much of the year which contributed to an increase in industry-wide demand for manufactured housing. These favorable conditions were partially offset by severe weather conditions which negatively impacted housing sales in certain markets during the third and fourth quarters. Recreational vehicle sales decreased to $103,437,000 in 1996 compared to $136,450,000 in 1995. Recreational vehicle unit sales decreased to 8,341 in fiscal 1996 compared to 11,315 in 1995. Sales of recreational vehicles were negatively affected by a continued industry slowdown in the RV marketplace due largely to consumer uncertainty regarding interest rates and the general state of the economy.

           Cost of sales in fiscal 1996 was 82.6% of sales compared to 84.1% in 1995. The decrease in costs as a percent of sales was due to efficiencies gained by increased sales volume, higher product selling prices in the manufactured housing segment, and continued cost containment efforts.

           Selling and administrative expenses in fiscal 1996 increased as a percentage of sales to 13.1% from 12.8% in 1995. The increase was due primarily to the costs of increased marketing efforts.

           Manufactured housing operating earnings as a percentage of sales were 6.0% in 1996 and 4.7% in 1995, the net result of increased margins and selling and administrative expenses discussed above. Recreational vehicle operating earnings as a percentage of sales decreased to a small loss of less than 0.1% of sales in 1996 from an earnings of 0.1% of sales in 1995. Operating earnings in 1996 for recreational vehicles were depressed largely due to the sales decrease discussed above.

           Interest income amounted to $6,192,000 in 1996 compared to $5,827,000 in 1995. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to higher investment levels during the period which were partially offset by slightly lower yields.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

           Results of Operations - 1995 Compared to 1994
           Sales in fiscal 1995 were $642,118,000, an increase of $61,974,000 from $580,144,000 in fiscal 1994. Manufactured housing sales totaled $505,668,000 for fiscal 1995 compared to $441,422,000 in 1994. Manufactured housing unit sales increased to 20,248 units compared to 19,467 units in 1994. Recreational vehicle sales decreased to $136,450,000 in 1995 compared to $138,722,000 in 1994. Recreational vehicle unit sales decreased to 11,315 in fiscal 1995 compared to 11,997 in 1994. Sales in fiscal 1995 reflect favorable overall economic conditions during much of the year which contributed to an increase in industry-wide demand for manufactured housing and recreational vehicles. Sales of recreational vehicles were negatively affected by a fourth quarter softening in demand due largely to consumer uncertainty regarding interest rates.

           Cost of sales in fiscal 1995 was 84.1% of sales compared to 84.5% in 1994. The decrease in costs as a percent of sales was caused by increased manufacturing efficiencies which were partially offset by additional costs associated with increasing production at recently expanded facilities and a few plants not achieving the results expected.

           Selling and administrative expenses in fiscal 1995 increased as a percentage of sales to 12.8% from 12.2% in 1994. The increase in 1995 was due primarily to the costs of increased marketing efforts.

           Manufactured housing operating earnings as a percentage of sales were 4.7% in 1995 and 4.1% in 1994, the net result of increased margins and selling expenses discussed above. Recreational vehicle operating earnings as a percentage of sales decreased to 0.1% in 1995 from 3.3% in 1994. During the third quarter of 1995 the Corporation closed a high-end recreational vehicle plant. Recreational vehicle operating earnings as a percentage of sales excluding the closed plant's operations were 1.9% and 3.9% in 1995 and 1994, respectively. Operating earnings in 1995 for recreational vehicles were also negatively impacted by increased marketing costs and a fourth quarter softening in demand.

           Interest income amounted to $5,827,000 in 1995 compared to $5,741,000 in 1994. The increase in interest income was due to slightly higher yields during the period which were partially offset by lower investment levels.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

           Liquidity and Capital Resources
           At May 31, 1996 cash and investments in U.S. Treasury Bills totaled $55,093,000, an increase of $15,182,000 from $39,911,000 at May 31, 1995. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $68,774,000 at the end of fiscal 1996, an increase of $1,349,000 from the balance at May 31, 1995 of $67,425,000. Increases in trade accounts receivable ($3,353,000) and deferred income tax benefits ($2,368,000) were partially offset by reductions in finished goods inventories ($3,586,000). Current liabilities increased $9,860,000 from May 31, 1995 to $43,106,000 at May
           31, 1996. This increase in current liabilities can mainly be attributed to increased warranty expense reserves ($4,141,000), increased income taxes payable ($2,148,000) and the changes in other accrued liabilities ($2,551,000). Working capital at May 31, 1996 amounted to $80,761,000 compared to $74,090,000 at May
           31, 1995.

           Capital expenditures totaled $2,971,000 in 1996 compared to $16,385,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. Capital expenditures during fiscal 1995 included major renovations at four manufactured housing facilities which totalled $9,993,000. Cash was also used to purchase $9,671,000 of the Corporation's stock in fiscal 1996. The cash provided by operating activities in fiscal 1997 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

           Other Matters
           The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

           The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. However, the Corporation believes that inflation has not had a material effect on its operations during the past three years. On a long-term basis the Corporation has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs due to inflation.



Item 8.    Financial Statements and Supplementary Data

           Index to Consolidated Financial Statements

           Financial Statements:

           Report of Independent Accountants...........  18

           Consolidated Balance Sheets.................  19

           Consolidated Statements of Earnings
           and Retained Earnings.......................  21

           Consolidated Statements of Cash Flows.......  22

           Notes to Consolidated Financial Statements..  24

           Financial Summary by Quarter................  28



                          REPORT OF INDEPENDENT ACCOUNTANTS

           To the Shareholders and Board of Directors of Skyline
           Corporation


           In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


           Price Waterhouse LLP

           Chicago, Illinois
           June 18, 1996



           Skyline Corporation and Subsidiary Companies

           Consolidated Balance Sheets
           May 31, 1996 and 1995
           Dollars in thousands

           ASSETS
           Current Assets                        1996          1995

           Cash                             $  10,712     $  10,754
           Treasury Bills, at cost plus
             accrued interest                  44,381        29,157
           Accounts receivable, trade,
             less allowance for doubtful
             accounts of $40                   48,727        45,374
           Inventories
             Raw materials                      5,813         6,751
             Work in process                    4,809         4,468
             Finished goods                         -         3,586

           Total Inventories                   10,622        14,805

           Deferred income tax benefits         5,601         3,233

           Other current assets                 3,824         4,013

           Total Current Assets               123,867       107,336

           Investment in U.S. Treasury Notes   59,907        59,917

           Property, Plant and Equipment,
            At Cost
           Land                                 5,217         5,278
           Buildings and improvements          56,684        57,502
           Machinery and equipment             22,222        24,391

                                               84,123        87,171
           Less accumulated depreciation       40,723        41,915

           Total Property, Plant and
             Equipment                         43,400        45,256

           Other Assets                         3,162         2,955

                                            $ 230,336     $ 215,464

           The accompanying notes are a part of the consolidated financial statements.



           Skyline Corporation and Subsidiary Companies

           Consolidated Balance Sheets
           May 31, 1996 and 1995
           Dollars in thousands except per share

           LIABILITIES AND SHAREHOLDERS' EQUITY
                                                1996          1995

           Current Liabilities
           Accounts payable, trade          $ 10,249     $   9,962
           Accrued salaries and wages          5,614         5,662
           Accrued profit sharing              2,644         2,408
           Accrued marketing programs          8,737         8,192
           Accrued warranty expense            6,540         2,399
           Other accrued liabilities           6,294         3,743
           Income taxes                        3,028           880

              Total Current Liabilities       43,106        33,246

           Other Deferred Liabilities          2,963         2,486

           Commitments and Contingencies           -             -

           Shareholders' Equity
           Common stock, $.0277 par value,
           15,000,000 shares authorized;
           Issued 11,217,144 shares              312           312
           Additional paid-in capital          4,928         4,928
           Retained earnings                 190,393       176,187
           Treasury stock, at cost,644,600
           shares in 1996 and 96,500 shares
           in 1995                           (11,366)       (1,695)

           Total Shareholders' Equity        184,267       179,732

                                           $ 230,336     $ 215,464


           The accompanying notes are a part of the consolidated financial statements.



           Skyline Corporation and Subsidiary Companies

           Consolidated Statements of Earnings and Retained Earnings For the Years Ended May 31, 1996, 1995, and 1994
           Dollars in thousands except per share

                                                1996         1995       1994

           EARNINGS

           Sales                          $  645,956  $   642,118 $  580,144

           Cost of sales                     533,723      539,993    490,297

           Gross profit                      112,233      102,125     89,847
           Selling and administrative
             expenses                         84,680       82,240     70,620

           Operating earnings                 27,553       19,885     19,227

           Interest income                     6,192        5,827      5,741

           Other income (expense), net          (793)         (12)         7

           Earnings before income taxes       32,952       25,700     24,975

           Provision for income taxes
              Federal                         10,800        8,433      8,110
              State                            2,469        1,925      1,874

                                              13,269       10,358      9,984

           Net earnings                   $   19,683  $    15,342 $   14,991

           Net earnings per share         $     1.84  $      1.38 $     1.34

           Weighted average common shares
            outstanding                   10,710,511   11,146,515 11,216,980


           RETAINED EARNINGS

           Balance at beginning of year   $  176,187  $   166,196 $  156,589

           Add net earnings                   19,683       15,342     14,991

           Less cash dividends paid ($.51
             per share in 1996 and $.48
             per share in 1995 and 1994)       5,477        5,351      5,384

           Balance at end of year         $  190,393  $   176,187 $  166,196



           The accompanying notes are a part of the consolidated financial statements.



           Skyline Corporation and Subsidiary Companies

           Consolidated Statements of Cash Flows
           For the Years Ended May 31, 1996, 1995, and 1994
           Increase (Decrease) in Cash

           Dollars in Thousands
                                                 1996       1995       1994
           CASH FLOWS FROM OPERATING ACTIVITIES
           Net earnings                       $19,683    $15,342    $14,991

           Adjustments to reconcile net
            earnings to net cash provided by
            operating activities:
            Interest income earned on
              U.S. Treasury Bills and Notes    (6,022)   (5,474)    (5,434)
            Depreciation                        3,479     3,404      2,879
            Amortization of discount or premium
              on U.S. Treasury Notes               10        (5)        13
            Other (income) expense, net           793        12         (7)
            Working capital items:
              Accounts receivable              (3,353)     (860)    (3,778)
              Inventories                       4,183       726     (4,807)
              Other current assets             (2,179)     (841)    (3,388)
              Accounts payable, trade             287    (4,506)     4,796
              Accrued liabilities               7,425     3,025      5,204
              Income taxes payable              2,148    (1,092)     1,082
            Other assets                         (207)     (244)       322
            Other deferred liabilities            477       157        384

            Total Adjustments                   7,041    (5,698)    (2,734)

            Net cash provided by operating
             activities                        26,724     9,644     12,257


           The accompanying notes are a part of the consolidated financial statements.



           Skyline Corporation and Subsidiary Companies

           Consolidated Statements of Cash Flows, continued
           For the Years Ended May 31, 1996, 1995, and 1994
           Increase (Decrease) in Cash

           Dollars in Thousands
                                                 1996      1995       1994
           CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from sale or maturity
             of U.S. Treasury Bills           252,486    62,357     13,865
            Proceeds from maturity of
             U.S. Treasury Notes                    -    30,000     30,000
            Purchase of U.S. Treasury Bills  (265,162)  (82,779)   (16,593)
            Purchase of U.S. Treasury Notes         -         -    (29,728)
            Interest received from
             U.S. Treasury Notes                3,474     4,635      5,151
            Proceeds from sale of property,
             plant and equipment                  555        43         20
            Purchase of property, plant
             and equipment                     (2,971)  (16,385)    (8,090)

            Net cash used in investing
             activities                       (11,618)   (2,129)    (5,375)

           CASH FLOWS FROM FINANCING ACTIVITIES
            Cash dividends paid                (5,477)   (5,351)    (5,384)

            Purchase of treasury stock         (9,671)     (642)    (1,053)

            Net cash used in financing
             activities                       (15,148)   (5,993)    (6,437)

            Net increase (decrease)in cash        (42)    1,522        445
            Cash at beginning of year          10,754     9,232      8,787

            Cash at end of year               $10,712   $10,754   $  9,232


           The accompanying notes are a part of the consolidated financial statements.



           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 1 Nature of Operations and Accounting Policies

           Nature of operations -- Skyline Corporation designs, manufactures and sells at wholesale both a broad line of single and multi-sectional manufactured homes and a large selection of non-motorized recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floorplan financing arrangements with lending institutions.

           The following is a summary of the accounting policies which have a significant effect on the consolidated financial statements.

           Basis of presentation -- The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries (Corporation), each of which is wholly-owned. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Revenue recognition -- Substantially all of the Corporation's products are made to order and are recorded as revenue upon shipment.

           Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $13.0 million, $12.1 million and $9.9 million in 1996,1995 and 1994, respectively.

           Inventory valuation -- Inventories are stated at cost, which includes the cost of raw materials, labor and overhead, determined under the first-in, first-out method, which is not in excess of market.

           Long-lived assets -- In the fourth quarter of fiscal 1996, the Corporation adopted Statement of Financial Accounting Standards
           (SFAS) No. 121, "Accounting for the Impairment of Long-Lived
           Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effects on the financial statements of adopting SFAS No. 121 were not material.

           The Corporation has determined that the effects on the financial statements from any other recently issued Accounting Standards will not be material.

           Depreciation -- Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods are used for income tax purposes.

           Investments -- The Corporation invests in United States Government securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):



           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 1 Nature of Operations and Accountign Policies, continued


                                      Gross       Gross       Gross    Fair
                                  Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains      Losses    Value
           May 31, 1996
           U.S. Treasury Bills       44,381           -           -    44,381
           U.S. Treasury Notes       59,907           -        (483)   59,424

           Total                    104,288           -        (483)  103,805


           May 31, 1995
           U.S. Treasury Bills       29,157          17           -    29,174
           U.S. Treasury Notes       59,917         238        (626)   59,529

           Total                     89,074         255        (626)   88,703



           At May 31, 1996, the U.S. Treasury Bills mature within one year and the U.S. Treasury Notes mature at various times from one to two years. The Corporation does not have any other financial instruments which have market values differing from recorded values.

           Warranty -- The Corporation provides a warranty on its products. Estimated warranty costs are accrued at the time of sale.

           Income taxes -- The difference between the Corporation's statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes.

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

           NOTE 2 Contingencies

           The Corporation was contingently liable at May 31, 1996, under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future. The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.



           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 3 Industry Segment Information

           Dollars in thousands

                                             1996       1995       1994
           SALES
           Manufactured housing          $ 542,519  $ 505,668  $ 441,422
           Recreational vehicles           103,437    136,450    138,722

           Total sales                   $ 645,956  $ 642,118  $ 580,144


           EARNINGS BEFORE INCOME TAXES
           OPERATING EARNINGS
              Manufactured housing       $  32,297  $  23,551  $  18,106
              Recreational vehicles            (79)       123      4,604
              General corporate expenses    (4,665)    (3,789)    (3,483)

            Total operating earnings        27,553     19,885     19,227
            Interest income                  6,192      5,827      5,741
            Other income (expense), net       (793)       (12)         7

            Earnings before income taxes $  32,952  $  25,700  $  24,975


           IDENTIFIABLE ASSETS
            OPERATING ASSETS
              Manufactured housing       $ 105,704  $ 101,245  $  81,759
              Recreational vehicles         20,344     25,145     28,964

            Total operating assets         126,048    126,390    110,723

            U.S. TREASURY BILLS             44,381     29,157      7,896

            U.S. TREASURY NOTES             59,907     59,917     89,912

            Total assets                 $ 230,336  $ 215,464  $ 208,531


           DEPRECIATION
             Manufactured housing        $   2,995  $   2,773  $   2,332
             Recreational vehicles             484        631        547

           Total depreciation            $   3,479  $   3,404  $   2,879

           CAPITAL EXPENDITURES
             Manufactured housing        $   2,804  $  15,285    $ 6,771
             Recreational vehicles             167      1,100      1,319

           Total capital expenditures    $   2,971  $  16,385    $ 8,090


           Operating earnings represent earnings before interest income, gain on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.

           Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.



           Skyline Corporation and Subsidiary Companies

           Notes to Consolidated Financial Statements

           NOTE 4 Purchase of Treasury Stock

           The Corporation's board of directors authorized the repurchase of up to 1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. The purchases would be made in the open market, or in negotiated transactions, at such times and at such prices as management may decide. During 1996, 1995 and 1994 the Corporation repurchased 548,100, 36,600 and 59,900 shares respectively, at an aggregate average cost of approximately $17.60 per share.

           NOTE 5 Employee Benefits

           A) PROFIT SHARING PLANS

           The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 1996, 1995 and 1994, contributions to the Plans were $2,594,000, $2,425,000 and $2,159,000, respectively.

           B) RETIREMENT AND DEATH BENEFIT PLANS

           The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 7.5% in 1996 and 1995, and 7.25% in 1994. The change in the discount rate did not have a significant impact on the financial statements. The amount charged to operations under these arrangements was $285,000 in fiscal 1996, 1995 and 1994.



           Skyline Corporation and Subsidiary Companies

           Financial Summary By Quarter

           Unaudited
           Dollars in thousands except per share

           1996               1st Qtr   2nd  Qtr  3rd Qtr   4th Qtr    Year
           Sales              $163,855  $172,469  $138,562  $171,070  $645,956
           Gross profit         29,009    30,616    22,896    29,712   112,233
           Net earnings          4,632     5,726     3,134     6,191    19,683
           Earnings per share      .42       .54       .30       .59      1.84

           1995               1st Qtr   2nd Qtr   3rd Qtr   4th Qtr    Year
           Sales              $155,328  $164,475  $150,657  $171,658  $642,118
           Gross profit         24,462    25,677    22,786    29,200   102,125
           Net earnings          4,026     4,047     2,581     4,688    15,342
           Earnings per share      .36       .36       .23       .42      1.38


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None

                                  PART III



Item 10. Executive Officers of the Registrant (Officers are elected annually)

                 Name            Age            Position

           Arthur J. Decio        65      Chairman of the Board and
                                            Chief Executive Officer

           Ronald F. Kloska       62      Vice Chairman, Deputy Chief
                                            Executive Officer and Chief
                                            Administration Officer

           William H. Murschel    51      President - Chief
                                            Operations Officer

           Terrence M. Decio      44      Senior Executive Vice
                                            President

           Joseph B. Fanchi       60      Vice President - Finance &
                                            Treasurer and Chief
                                            Financial Officer

           James R. Weigand       41      Corporate Controller



           Arthur J. Decio, Chairman of the Board and Chief Executive Officer, has been the Company's Chairman since its incorporation in 1959. Additionally, Mr. Decio was President and Chief Executive Officer of the Company from its incorporation until 1972.

           Ronald F. Kloska, Vice Chairman, Deputy Chief Executive Officer and Chief Administration Officer, joined the Company in 1963 as Treasurer. He was elected Vice President and Treasurer in 1964, Executive Vice President in 1967, President in 1974, Vice Chairman and Chief Administration Officer in 1991, Secretary in 1994, and Deputy Chief Executive Officer in 1995.

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


           (a)(2)  Index to Exhibits

                   Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

              (3)  Articles of Incorporation.

             (21)  Subsidiaries of the Registrant.

             (27)  Financial Data Schedules


           (b)     Reports on Form 8K

                   No reports on Form 8K were filed during the quarter ended May 31, 1996.



           SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          SKYLINE CORPORATION
                                                          Registrant


           DATE: July 18, 1996                 BY:
                                                     Ronald F. Kloska, Vice
                                                     Chairman, Chief
                                                     Administration Officer,
                                                     Deputy Chief Executive
                                                     Officer and Director

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           DATE: July 18, 1996                 BY:
                                                     Arthur J. Decio,
                                                     Chairman of the Board
                                                     and Chief Executive
                                                     Officer

           DATE:July 18, 1996                  BY:
                                                     William H. Murschel,
                                                     President and Chief
                                                     Operations Officer and
                                                     Director

           DATE: July 18, 1996                 BY:
                                                     Terrence M. Decio,
                                                     Senior Executive Vice
                                                     President and Director

           DATE: July 18, 1996                 BY:
                                                     Joseph B. Fanchi,
                                                     Vice President - Finance
                                                     & Treasurer and Chief
                                                     Financial Officer

           DATE: July 18, 1996                 BY:
                                                     Jerry Hammes, Director

           DATE: July 18, 1996                 BY:
                                                     William H. Lawson,
                                                     Director

           DATE: July 18, 1996                 BY:
                                                     David Link, Director

           DATE: July 18, 1996                 BY:
                                                     Andrew J. McKenna,
                                                     Director

           DATE: July 18, 1996                 BY:
                                                     V. Dale Swikert, Director

           DATE: July 18, 1996                 BY:
                                                     James R. Weigand,
                                                     Corporate Controller



                                          EXHIBIT (3)



                                   Articles of Incorporation



           A copy of the Company's Articles of Incorporation filed with the Securities and Exchange Commission with Form 10-K will be furnished to shareholders without charge upon written request to Ronald F. Kloska, Vice Chairman, Chief Administration Officer and Deputy Chief Executive Officer, Skyline Corporation, Post Office Box 743, Elkhart, Indiana 46515.



                                          EXHIBIT (3)



                                   Articles of Incorporation


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



                                      EXHIBIT (27)



                              Financial Data Schedules



           A copy of the Company's Financial Data Schedules filed electronically with the Securities and Exchange Commission with Form 10-K will be furnished to shareholders without charge upon written request to Ronald F. Kloska, Vice Chairman, Chief Administration Officer and Deputy Chief Executive Officer, Skyline Corporation, Post Office Box 743, Elkhart, Indiana 46515.