Form 10-Q
period 1996-08-31
SKYLINE CORP
filed 1996-10-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON,  D.C.      20549

                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended August 31, 1996

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

                                             Shares Outstanding
                   Title of Class             October 11, 1996

                    Common stock                 10,142,844



                              SKYLINE CORPORATION

                           Form 10-Q Quarterly Report

                                     INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of August 31, 1996 and May 31, 1996      3 - 4

                    Consolidated Statements of Earnings and       5
                       Retained Earnings for the three-month
                       periods ended August 31, 1996 and 1995

                    Consolidated Statements of Cash               6
                       Flows for the three-month
                       periods ended August 31, 1996
                       and 1995

                    Notes to the Consolidated Financial           7
                       Statements

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9 -10
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            11

          Item 4.   Submission of Matters to a Vote
                       Of Security Holders                       11

          Item 6.   Exhibits and Reports on Form 8-K             12

          Signatures                                             12


Part I.  Financial Information

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                         August 31, 1996    May 31, 1996
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   4,508       $  10,712

Treasury Bills, at cost plus accrued
interest, which approximates market               47,688          44,381

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      55,287          48,727

Inventories
  Raw materials                                    6,073           5,813
  Work in process                                  4,975           4,809
  Finished goods                                     160               -

Total Inventories                                 11,208          10,622

Investment in U.S. Treasury Notes, current
portion                                           30,007               -

Other current assets                               8,743           9,425

TOTAL CURRENT ASSETS                             157,441         123,867

Investment in U.S. Treasury Notes                 29,898          59,907

Property, Plant and Equipment, at Cost:
  Land                                             5,448           5,217
  Buildings and improvements                      56,734          56,684
  Machinery and equipment                         22,452          22,222

                                                  84,634          84,123

Less accumulated depreciation                     41,587          40,723

  Total Property, Plant and Equipment             43,047          43,400

Other Assets                                       3,154           3,162

                                               $ 233,540       $ 230,336


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1996    May 31, 1996
                                            (Unaudited)
Current Liabilities:

Accounts payable, trade                    $    12,112        $   10,249

Accrued salaries and wages                       5,409             5,614

Accrued profit sharing                             752             2,644

Accrued marketing programs                      14,267             8,737

Accrued warranty expense                         6,775             6,540

Other accrued liabilities                        4,935             6,294

Income taxes                                     4,508             3,028

   TOTAL CURRENT LIABILITIES                    48,758            43,106

Other Deferred Liabilities                       2,969             2,963

Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             195,274           190,393

 Treasury stock, at cost, 931,600
 shares at August 31, 1996 and 644,600
 shares at May 31, 1996                        (18,701)          (11,366)

TOTAL SHAREHOLDERS' EQUITY                     181,813           184,267

                                           $   233,540        $  230,336



The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1996 and 1995
(Unaudited)

(Dollars in thousands except per share data)




                                                   1996         1995

Sales                                       $   171,536  $   163,855
Cost of sales                                   139,873      134,846

Gross profit                                     31,663       29,009

Selling and administrative expenses              22,512       22,797

Operating earnings                                9,151        6,212

Interest income                                   1,626        1,550

Earnings before income taxes                     10,777        7,762

Provision for income taxes:
      Federal                                     3,500        2,550
      State                                         810          580

                                                  4,310        3,130

Net earnings                                      6,467        4,632

Retained earnings, beginning of period          190,393      176,187

                                                196,860      180,819

Less cash dividends paid                          1,586        1,334

Retained earnings, end of period            $   195,274  $   179,485


Net earnings per share                            $ .62         $.42


Cash dividends per share                          $ .15         $.12


Weighted average common shares outstanding   10,457,221   10,998,829



The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1996 and 1995
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1996          1995
Cash Flows From Operating Activities:
  Net earnings                                  $   6,467     $   4,632

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (1,488)       (1,432)
    Depreciation                                      898           818
    Amortization of discount or premium on
     U.S. Treasury Notes                                2             3
    Working Capital Items:
      Accounts receivable                          (6,560)       (2,658)
      Inventories                                    (586)        3,178
      Other current assets                            682        (1,136)
      Accounts payable, trade                       1,863         3,661
      Accrued liabilities                           2,309         4,028
      Income taxes payable                          1,480         2,465
    Other assets                                        8            23
    Other deferred liabilities                          6            31

    Total Adjustments                              (1,386)        8,981

    Net cash provided by operating activities       5,081        13,613

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            128,469        15,461
  Purchase of U.S. Treasury Bills                (131,057)      (25,328)
  Interest received from U.S. Treasury Notes          769           892
  Proceeds from sale of property, plant
   and equipment                                       44            46
  Purchase of property, plant and equipment          (589)         (879)

    Net cash used in investing activities          (2,364)       (9,808)

Cash Flows From Financing Activities:
  Cash dividends paid                              (1,586)       (1,334)
  Purchase of treasury stock                       (7,335)       (7,835)

    Net cash used in financing activities          (8,921)       (9,169)

Net decrease in cash                               (6,204)       (5,364)
Cash at beginning of year                          10,712        10,754

Cash at end of quarter                          $   4,508     $   5,390



The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month periods ended August 31, 1996 and 1995

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1996 and the consolidated results of operations and changes in cash for the three-month periods ended August 31, 1996 and 1995.

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

The financial data included herein has been subjected to a limited review by Price Waterhouse LLP, the registrant's independent accountants, whose report is included on page 8 of this filing.

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

The Corporation and its subsidiaries were contingently liable at August 31, 1996 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.



                    Report of Independent Accountants


September 16, 1996

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1996 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1996 and 1995 and the consolidated statements of cash flows for the three-month periods ended August 31, 1996 and 1995 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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


PRICE WATERHOUSE LLP
Chicago, Illinois



Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At August 31, 1996 cash and investments in U.S. Treasury Bills totaled $52,196,000 a decrease of $2,897,000 from $55,093,000 at May 31, 1996.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $105,245,000 at August 31, 1996, an increase of $36,471,000 from the balance at May 31, 1996 of $68,774,000. This increase is due to the classification of U.S. Treasury Notes due within one year as current assets ($30,007,000) and the seasonal increase in accounts receivable ($6,560,000). Current liabilities increased $5,652,000 from May 31, 1996 to $48,758,000 at August 31, 1996. This increase in current liabilities can be attributed to increased trade account payable due to increased production ($1,863,000), increased marketing program accruals ($5,530,000), and increased income taxes payable ($1,480,000). Working capital at August 31, 1996 amounted to $108,683,000 compared to $80,761,000 at May 31, 1996. Capital expenditures amounted to $589,000 in 1996 compared to $879,000 in the first quarter of the prior year. Capital expenditures during the current fiscal year were made primarily to increase manufacturing capacity, adopt new manufacturing processes and increase manufacturing efficiencies. Cash was also used to purchase $7,335,000 of company stock in fiscal 1997, compared to $7,835,000 in fiscal 1996. The cash provided by operating activities in fiscal 1997 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


Results of Operations for the Three Months Ended August 31, 1996

Sales in the quarter ended August 31, 1996 amounted to $171,536,000 a 4.7 percent increase from $163,855,000 in the comparable quarter of the prior year. Manufactured housing sales increased 1.7 percent to $143,724,000 in 1996 compared to $141,299,000 in 1995. Recreational vehicle sales increased 23.3 percent to $27,812,000 in the first quarter of 1996 compared to $22,556,000 in 1995. Sales for the quarter reflect continuing demand for manufactured housing in most sections of the country and a reversal of an overall industry slowdown in the RV marketplace.




Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended August 31, 1996, continued

Cost of sales decreased in 1996 to 81.5 percent of sales compared with
82.3 percent in 1995. This decrease is due to efficiencies gained by increased sales volume, higher product selling prices in the manufactured housing segment, and continued cost containment efforts.

Selling and administrative expenses in 1996 decreased as a percentage of sales to 13.1 percent from 13.9 percent in 1995 due primarily to cost containment efforts.

Interest income amounted to $1,626,000 in 1996 compared to $1,550,000 in 1995. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels during the period.

Income Taxes
The provision for federal income tax approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

Purchase of Treasury Stock

The Corporation's board of directors authorized the repurchase of up to
1.2 million shares of common stock, or approximately ten percent of the shares outstanding, effective December 16, 1993. Approximately 250,000 shares remain to be purchased under this authorization. On September 16, 1996, the board authorized the repurchase of an additional 1.0 million shares of common stock. The purchases will be made in the open market, or in negotiated transactions, at such times and at such prices management may decide.




PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1996, heretofore filed by the registrant with the Commission.


Item 4.  Submission of Matters to a Vote of Security Holders

On September 16, 1996, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

    1.   Election of Directors
         Nominee               Votes For        Votes      Votes
                                               Against    Withheld
         Arthur J. Decio        9,301,067       1,200      166,483
         Terrence M. Decio      9,300,307       1,200      167,243
         Jerry Hammes           9,427,942       1,200       39,608
         Ronald F. Kloska       9,301,842       1,200      165,708
         William H. Lawson      9,426,742       1,200       40,808
         David T. Link          9,425,342       1,200       42,208
         Andrew J. McKenna      9,426,042       1,200       41,508
         William H. Murschel    9,300,242       1,200      167,308
         Dale Swikert           9,427,142       1,200       40,408



Item 6.  Exhibits and reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1996. The Exhibits filed as a part of this report are listed below.

         Exhibit No.  Description

         27)          Financial Data Schedule



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION





DATE:      October 11, 1996
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer




DATE:      October 11, 1996
                                                James R. Weigand
                                              Corporate Controller