Form 10-Q
period 1996-11-30
SKYLINE CORP
filed 1997-01-14
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended November 30, 1996

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

                                          Shares Outstanding

                Title of Class             January 14, 1997
                 Common stock                 9,995,844




                            SKYLINE CORPORATION

                         Form 10-Q Quarterly Report

                                    INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of November 30, 1996 and May 31, 1996      2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       six-month periods ended November 30,
                       1996 and 1995

                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1996 and 1995

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

           Item 2.  Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.   Other Information

           Item 1.  Legal Proceedings                             10

           Item 6.  Exhibits and Reports on Form 8-K              10

           Signatures                                             10



Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        November 30, 1996    May 31, 1996
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   7,763       $  10,712

Treasury Bills, at cost plus accrued
interest, which approximates market               85,547          44,381

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      37,858          48,727

Inventories
  Raw materials                                    5,830           5,813
  Work in process                                  5,000           4,809
  Finished goods                                      79               -

Total Inventories                                 10,909          10,622

Other current assets                               9,108           9,425

TOTAL CURRENT ASSETS                             151,185         123,867

Investment in U.S. Treasury Notes                 29,915          59,907

Property, Plant and Equipment, at Cost:
  Land                                             5,409           5,217
  Buildings and improvements                      56,069          56,684
  Machinery and equipment                         22,440          22,222

                                                  83,918          84,123

Less accumulated depreciation                     41,046          40,723

  Total Property, Plant and Equipment             42,872          43,400

Other Assets                                       3,187           3,162

                                               $ 227,159       $ 230,336


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30, 1996    May 31, 1996
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $     9,642        $   10,249

Accrued salaries and wages                       4,130             5,614

Accrued profit sharing                           1,620             2,644

Accrued marketing programs                      15,590             8,737

Accrued warranty expense                         7,001             6,540

Other accrued liabilities                        6,263             6,294

Income taxes                                       214             3,028

   TOTAL CURRENT LIABILITIES                    44,460            43,106

Other Deferred Liabilities                       2,993             2,963

Commitments and Contingencies                        -                -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             200,075           190,393

 Treasury stock, at cost, 1,192,500 shares
  at November 30, 1996 and 644,600 shares
  at May 31, 1996                              (25,609)          (11,366)

TOTAL SHAREHOLDERS' EQUITY                     179,706           184,267

                                           $   227,159        $  230,336


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and six-month periods ended November 30, 1996 and 1995
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1996       1995        1996       1995

Sales                      $ 164,378  $ 172,469    $ 335,914  $ 336,324

Cost of sales                135,171    141,853      275,043    276,699

Gross profit                  29,207     30,616       60,871     59,625

Selling and administrative
 expenses                     20,208     22,612       42,721     45,409

Operating earnings             8,999      8,004       18,150     14,216
Interest income                1,560      1,576        3,186      3,126

Earnings before income taxes  10,559      9,580       21,336     17,342

Provision for income taxes:
      Federal                  3,430      3,135        6,930      5,685
      State                      790        719        1,600      1,299

                               4,220      3,854        8,530      6,984

Net earnings                   6,339      5,726       12,806     10,358
Retained earnings,
 beginning of period         195,274    179,485      190,393    176,187

                             201,613    185,211      203,199    186,545

Less, cash dividends paid      1,538      1,280        3,124      2,614

Retained earnings,
 end of period             $ 200,075  $ 183,931    $ 200,075  $ 183,931

Net earnings per share         $ .62      $ .54        $1.24      $ .96

Cash dividends per share       $ .15      $ .12        $ .30      $ .24

Weighted average common
 shares outstanding       10,162,287 10,655,689   10,310,560 10,828,196


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1996 and 1995
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                   1996          1995
Cash Flows From Operating Activities:
  Net earnings                                  $  12,806    $  10,358


  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (3,177)      (3,006)
    Gain of sale of property, plant & equipment      (962)           -
    Depreciation                                    1,796        1,636
    Amortization of discount or premium on
     U.S. Treasury Notes                               (8)           5
    Working capital items:
      Accounts receivable                          10,519        4,213
      Inventories                                    (287)       3,246
      Other current assets                            317       (1,502)
      Accounts payable, trade                        (607)       3,306
      Accrued liabilities                           4,775        9,827
      Income taxes payable                         (2,814)        (571)
   Other assets                                       (25)         (12)
    Other deferred liabilities                         30           69

    Total adjustments                               9,557       17,211

    Net cash provided by operating activities      22,363       27,569

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            234,932       84,492
  Purchase of U.S. Treasury Bills                (274,390)    (106,336)
  Proceeds from maturity of U.S. Treasury Notes    30,000            -
  Interest received from U.S. Treasury Notes        1,819        1,799
  Proceeds from sale of property, plant
   and equipment                                    1,442          555
  Purchase of property, plant and equipment        (1,748)      (1,517)

    Net cash used in investing activities          (7,945)     (21,007)

Cash Flows From Financing Activities:
  Cash dividends paid                              (3,124)      (2,614)
  Purchase of treasury stock                      (14,243)      (8,207)

Net cash used in financing activities             (17,367)     (10,821)

Net decrease in cash                               (2,949)      (4,259)
Cash at beginning of year                          10,712       10,754

Cash at end of quarter                          $   7,763     $  6,495


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and six-month periods ended November 30, 1996 and 1995

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1996, the consolidated results of operations for the three and six-month periods ended November 30, 1996 and 1995, and the consolidated cash flows for the six month periods ended November 30, 1996 and 1995.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1996 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.



                   Report of Independent Accountants


December 16, 1996

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1996 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended November 30, 1996 and 1995 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1996, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 18, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP
Chicago, Illinois




Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1996 cash and investments in U.S. Treasury Bills totaled $93,310,000, an increase of $38,217,000 from $55,093,000 at May 31,
1996. The majority of this increase was due to the reinvestment of the proceeds from the maturity of $30,000,000 in U.S. Treasury Notes into U.S. Treasury Bills. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $57,875,000 at November 30, 1996, a decrease of $10,899,000 from the balance at May 31, 1996 of $68,774,000. A reduction in trade accounts receivable ($10,869,000) contributed to
this decrease.   Current liabilities increased $1,354,000 from May 31,
1996 to $44,460,000 at November 30, 1996. This increase can mainly be attributed to a seasonal increase in marketing program accruals ($6,853,000) and decreased income taxes ($2,814,000). Working capital at November 30, 1996 amounted to $106,725,000 compared to $80,761,000 at May 31, 1996. Capital expenditures totaled $1,748,000 in the first half of fiscal 1997 compared to $1,517,000 in the first half of the prior year. Capital expenditures during the current fiscal year were made primarily to adopt new manufacturing processes and increase manufacturing efficiencies. An unused production facility was sold in the second quarter, resulting in a net gain of $577,000. Cash was also used to purchase $14,243,000 of Company stock in fiscal 1997, compared to $8,207,000 in fiscal 1996. The cash provided by operating activities in fiscal 1997 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year.
Historically, the Corporation's financing needs have been met through funds generated internally.

Results of Operations for the Quarter and Six-months Ended November 30,
1996

Sales in the quarter ended November 30, 1996 amounted to $164,378,000, a
4.7 percent decrease from $172,469,000 in the comparable quarter of the prior year. Manufactured housing sales decreased 8.9 percent to $136,657,000 in 1996 compared to $150,079,000 in 1995.




Manufactured housing unit sales decreased to 4,796 compared to 5,657 in 1995. Recreational vehicle sales increased 23.8 percent to $27,721,000 in the second quarter of fiscal 1997 compared to $22,390,000 in fiscal 1996. Recreational vehicle unit sales increased to 2,055 compared to 1,776 in fiscal 1996.

Sales during the first half of fiscal 1997 amounted to $335,914,000 a
0.1 percent decrease from $336,324,000 in the comparable period of the prior year. Manufactured housing sales decreased 3.8 percent to $280,381,000 in 1996 compared to $291,377,000 in 1995. Manufactured housing unit sales decreased to 9,871 compared to 11,027 in 1995. Recreational vehicle sales increased 23.6 percent to $55,533,000 in the first half of fiscal 1997 compared to $44,947,000 in fiscal 1996. Recreational vehicle unit sales increased to 4,289 compared to 3,637 in 1995. Sales for the first half of fiscal 1997 reflect a softening in demand for manufactured housing and a reversal of last year's overall industry slowdown in the RV marketplace. In addition, second quarter results were negatively affected by the unusually early November onset of winter weather conditions, particularly in the Midwest.

Cost of sales in the second quarter remained unchanged at 82.2 percent of sales, while the cost of sales for the first half of the year decreased slightly (81.9 percent in fiscal 1997 vs 82.3 percent in fiscal 1996). The decrease in costs is due to continued cost containment efforts.

Selling and administrative expenses for the second quarter of fiscal 1997 decreased as a percentage of sales to 12.3 percent from 13.1 percent last year. Selling and administrative expenses for the first half of the fiscal year also decreased as a percentage of sales to 12.7 percent from 13.5 percent. Both decreases were due primarily to the reduction in the cost of marketing programs.

Interest income amounted to $1,560,000 in the second quarter of fiscal 1997 compared to $1,576,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.




Income Taxes

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

                                                SKYLINE CORPORATION





DATE:      January 14, 1997
                                                 Joseph B. Fanchi
                                            V.P. Finance & Treasurer,
                                             Chief Financial Officer




DATE:      January 14, 1997
                                                 James R. Weigand
                                               Corporate Controller