Form 10-Q
period 1997-02-28
SKYLINE CORP
filed 1997-04-04
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended February 28, 1997

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

                                          Shares Outstanding


                Title of Class               April 1, 1997
                 Common stock                  9,721,344



                            SKYLINE CORPORATION

                         Form 10-Q Quarterly Report

                                    INDEX

                                                                 Page No.

Part I.       Financial Information


              Item 1.  Financial Statements:                       2 - 3
                       Consolidated Balance Sheets as
                          of February 28, 1997 and May 31, 1996

                       Consolidated Statements of Earnings and       4
                          Retained Earnings for the three and
                          nine-month periods ended February 28,
                          1997 and February 29, 1996

                       Consolidated Statements of Cash               5
                          Flows for the nine-month periods
                          ended February 28, 1997 and
                          February 29, 1996

                       Notes to the Consolidated Financial           6
                          Statements

                       Report of Independent Accountants             7

              Item 2.  Management's Discussion and Analysis        8 - 10
                          of Financial Condition and Results
                          of Operations


Part II.      Other Information

              Item 1.   Legal Proceedings                           11

              Item 6.   Exhibits and Reports on Form 8-K            11

              Signatures                                            11



Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        February 28, 1997    May 31, 1996
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   8,872       $  10,712

Treasury Bills, at cost plus accrued
interest, which approximates market               73,906          44,381

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      39,795          48,727

Inventories
  Raw materials                                    5,847           5,813
  Work in process                                  4,804           4,809
  Finished goods                                     118               -

Total Inventories                                 10,769          10,622

Other current assets                               7,728           9,425

TOTAL CURRENT ASSETS                             141,070         123,867

Investment in U.S. Treasury Notes                 29,932          59,907

Property, Plant and Equipment, at Cost:
  Land                                             5,409           5,217
  Buildings and improvements                      56,406          56,684
  Machinery and equipment                         22,764          22,222

                                                  84,579          84,123

Less accumulated depreciation                     41,989          40,723

  Total Property, Plant and Equipment             42,590          43,400

Other Assets                                       3,270           3,162

                                               $ 216,862       $ 230,336


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        February 28, 1997    May 31, 1996
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                      $   7,183         $  10,249

Accrued salaries and wages                       4,721             5,614

Accrued profit sharing                           2,288             2,644

Accrued marketing programs                      14,480             8,737

Accrued warranty expense                         7,157             6,540

Other accrued liabilities                        3,371             6,294

Income taxes                                         -             3,028

TOTAL CURRENT LIABILITIES                       39,200            43,106

Other Deferred Liabilities                       3,031             2,963

Commitments and Contingencies                        -                 -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares      312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             200,389           190,393
 Treasury stock, at cost, 1,414,500 shares
  at February 28, 1997 and 644,600 shares
  at May 31, 1996
                                               (30,998)          (11,366)

TOTAL SHAREHOLDERS' EQUITY                     174,631           184,267

                                             $ 216,862         $ 230,336


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and nine-month periods ended February 28, 1997 and February 29, 1996
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended       Nine-months Ended
                              February 28/29          February 28/29
                              1997       1996         1997       1996

Sales                      $ 117,995  $ 138,562    $ 453,909  $ 474,886

Cost of sales                100,323    115,666      375,366    392,365

Gross profit                  17,672     22,896       78,543     82,521

Selling and administrative
 expenses                     16,159     19,199       59,842     64,586

Operating earnings             1,513      3,697       18,701     17,935
Interest income                1,459      1,497        4,645      4,623
Gain (loss) on sale of
 property, plant and
 equipment                        66         20        1,028         (2)

Earnings before income taxes   3,038      5,214       24,374     22,556

Provision for income taxes:

      Federal                    996      1,690        7,926      7,375
      State                      225        390        1,825      1,689

                               1,221      2,080        9,751      9,064

Net earnings                   1,817      3,134       14,623     13,492
Retained earnings,
 beginning of period         200,075    183,931      190,393    176,187

                             201,892    187,065      205,016    189,679

Less cash dividends paid       1,503      1,277        4,627      3,891

Retained earnings,
 end of period             $ 200,389  $ 185,788    $ 200,389  $ 185,788

Net earnings per share         $ .18      $ .30        $1.44      $1.25

Cash dividends per share       $ .15      $ .12        $ .45      $ .36

Weighted average common
 shares outstanding        9,933,965 10,613,331   10,186,408 10,756,836


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 1997 and February 29, 1996 Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1997          1996
Cash Flows From Operating Activities:
  Net earnings                                  $  14,623     $  13,492

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (4,674)       (4,484)
    Depreciation                                    2,779         2,553
    Amortization of discount or premium on
     U.S. Treasury Notes                              (25)            8
    (Gain) loss on sale of property, plant
     and equipment                                 (1,028)            2
    Working Capital Items:
      Accounts receivable                           8,198        (3,944)
      Inventories                                    (147)        3,367
      Other current assets                          1,697         1,237
      Accounts payable, trade                      (3,066)        1,957
      Accrued liabilities                           2,188        11,161
      Income taxes payable                         (3,028)         (647)
    Other assets                                     (108)         (113)
    Other deferred liabilities                         68           112

    Total Adjustments                               2,854        11,209

    Net cash provided by operating activities      17,477        24,701

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            347,409       145,496
  Purchase of U.S. Treasury Bills                (374,113)     (159,090)
  Proceeds from maturity of U.S. Treasury Notes    30,000             -
  Interest received from U.S. Treasury Notes        2,587         2,587
  Proceeds from sale of property, plant
   and equipment                                    1,508           588
  Purchase of property, plant and equipment        (2,449)       (1,987)

    Net cash provided by (used in) investing
    activities                                      4,942       (12,406)

Cash Flows From Financing Activities:
  Cash dividends paid                              (4,627)       (3,891)
  Purchase of treasury stock                      (19,632)       (9,671)

    Net cash used in financing activities         (24,259)      (13,562)

Net decrease in cash                               (1,840)       (1,267)
Cash at beginning of year                          10,712        10,754

Cash at end of quarter                          $   8,872     $   9,487


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and nine-month periods ended February 28, 1997 and February 29, 1996

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 1997, the consolidated results of operations for the three and nine-month periods ended February 28, 1997 and February 29, 1996, and the consolidated cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996.

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

The Corporation and its subsidiaries were contingently liable at February 28, 1997 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.



                   Report of Independent Accountants

March 14, 1997

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 28, 1997 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 28, 1997 and February 29, 1996 and the consolidated statements of cash flows for the nine-month periods ended February 28, 1997 and February 29, 1996 of Skyline Corporation and Subsidiary Companies.
This financial information is the responsibility of the company's management.

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

PRICE WATERHOUSE LLP
Chicago, Illinois




Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 28, 1997 amounted to $117,995,000, a 14.8 percent decrease from $138,562,000 in the comparable quarter of the prior year. Manufactured housing sales decreased 21.2 percent to $90,467,000 in 1997 compared to $114,818,000 in 1996. Manufactured housing unit sales decreased to 3,252 compared to 4,250 in 1996. Recreational vehicle sales increased 15.9 percent to $27,528,000 in the third quarter of fiscal 1997 compared to $23,744,000 for the same period last year. Recreational vehicle unit sales increased to 2,075 compared to 1,898 in 1996.

Sales for the third quarter, historically the slowest in the Corporation's fiscal year, were further depressed by severe weather conditions in some parts of the country and by a decline in manufactured housing demand. November 1996 marked the first month since November 1991 that industry shipments were below the same month of the prior year, and this trend continued in December 1996 and January 1997 (February 1997 statistics are not yet available). In addition, many dealers are reducing inventories because of overstocked conditions relative to current demand.

Cost of sales in the third quarter increased to 85.0 percent of sales compared with 83.5 percent in 1996. The increase in costs is due to the larger proportion of fixed and semi-fixed costs resulting from the decreased sales volume.

Selling and administrative expenses for the third quarter were 13.7 percent of sales compared with 13.8 percent in 1996. The slight decrease is due primarily to the reduction in the costs of marketing programs which was partially offset by the impact of the reduced sales volume.

Interest income amounted to $1,459,000 in the third quarter of fiscal 1997 compared to $1,497,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.



Results of Operations for the Current Year-To-Date Compared to the Same Period Last Year

Sales during the first nine months of fiscal 1997 amounted to $453,909,000, a 4.4 percent decrease from $474,886,000 in the comparable period of the prior year. Manufactured housing sales decreased 8.7 percent to $370,849,000 in 1997 compared to $406,195,000 in 1996. Manufactured housing unit sales decreased to 13,123 compared to 15,277 in 1996. Recreational vehicle sales increased 20.9 percent to $83,060,000 in the first nine months of fiscal 1997 compared to $68,691,000 in fiscal 1996. Recreational vehicle unit sales increased to 6,364 compared to 5,535 in 1996.

The healthy demand for manufactured housing experienced in early fiscal 1997 was not enough to offset the industry's fall and winter decline in demand and severe weather noted above. The recreational vehicle sales reflect a reversal of last year's overall industry slowdown in the RV marketplace.

Cost of sales for year-to-date fiscal 1997 increased slightly to 82.7 percent of sales compared with 82.6 percent in 1996. The increase in costs is due to the larger proportion of fixed and semi-fixed costs mentioned above.

Selling and administrative expenses in the first nine months of fiscal 1997 decreased as a percentage of sales to 13.2 percent from 13.6 percent in fiscal 1996. This decrease was due primarily to the reduction in the cost of marketing programs.

The gain on sale of property, plant and equipment for the first nine months includes $962,000 from the sale of an unused production facility in the second quarter of fiscal 1997. This sale had an impact on net earnings for the period of $577,000, or $.06 per share.

Income Taxes
The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.



Liquidity and Capital Resources

At February 28, 1997 cash and investments in U.S. Treasury Bills totaled $82,778,000, an increase of $27,685,000 from $55,093,000 at May
31, 1996. This increase was due to the reinvestment of the proceeds from the maturity of $30,000,000 in U.S. Treasury Notes into U.S. Treasury Bills. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $58,292,000 at February 28, 1997, a decrease of $10,482,000 from the balance at May 31, 1996 of $68,774,000. A reduction in trade accounts receivable ($8,932,000) due to the reduced sales volume was the main contributor to this decrease.

Current liabilities decreased $3,906,000 from May 31, 1996 to $39,200,000 at February 28, 1997. This decrease can mainly be attributed to reductions in trade accounts payable ($3,066,000), other accrued liabilities ($2,923,000) and income taxes payable ($3,028,000) due to the reduced sales volume. These liability decreases were partially offset by the seasonal increase in marketing program accruals ($5,743,000). Working capital at February 28, 1997 amounted to $101,870,000 compared to $80,761,000 at May 31, 1996. Capital expenditures totaled $2,449,000 in the first nine months of fiscal 1997 compared to $1,987,000 in the first nine months of the prior year. Capital expenditures during the current fiscal year were made primarily to adopt new manufacturing processes and increase manufacturing efficiencies. An unused production facility was sold in the second quarter, resulting in a net gain of $577,000. Cash was also used to purchase $19,632,000 of Company stock in fiscal 1997, compared to $9,671,000 in fiscal 1996. The cash provided by operating activities in fiscal 1997 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.



                                PART II



Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal
Proceedings" of the Form 10-K for the fiscal year ended May 31, 1996, heretofore filed by the registrant with the Commission.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 1997. The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:      April 4, 1997
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:      April 4, 1997
                                                James R. Weigand
                                              Corporate Controller