Form 10-K
period 1997-05-31
SKYLINE CORP
filed 1997-08-08
CIK 90896

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.    20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1997        Commission File No. 1-4714

                            SKYLINE CORPORATION
          (Exact name of registrant as specified in its charter)

                   Indiana                            35-1038277
          (State of Incorporation)          (IRS Employer Identification No.)

        2520 Bypass Road, Elkhart, Indiana               46514
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  219-294-6521

        Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 17, 1997               which Registered

Common Stock               9,666,144           New York Stock Exchange

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

                                  X

The aggregate market value of the voting stock held by non-affiliates of the registrant (8,089,579 shares) based on the closing price on the New York Stock Exchange on July 17, 1997 was $201,733,876.

                   DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                       Form 10-K

Proxy Statement dated August 8, 1997             Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 22, 1997.

                    (This page left intentionally blank)

                                  FORM 10-K
                           CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1997 Annual Meeting of Shareholders to be held on September 22, 1997 (its "1997 Proxy Statement"). The following cross-reference index shows the page locations in the 1997 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1997 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                            1997
                                               Form         Proxy
                                               10-K       Statement

           PART I

Item  1.   Business...........................   6

Item  2.   Properties.........................  11

Item  3.   Legal Proceedings..................  12

Item  4.   Submission of Matters to a Vote
           of Security Holders................  12

           PART II

Item  5.   Market for the Registrant's Common
           Stock and Related Stockholder
           Matters............................  12

Item  6.   Selected Financial Data............  13

Item  7.   Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations..........  14

Item  8.   Financial Statements and
           Supplementary Data:
             Index to Consolidated Financial
               Statements.....................  18
             Report of Independent Accountants  19
             Consolidated Balance Sheets......  20
             Consolidated Statements of
               Earnings and Retained Earnings.  22
             Consolidated Statements of
               Cash Flows ....................  23
             Notes to Consolidated Financial
               Statements.....................  25
             Financial Summary by Quarter.....  29

                                  FORM 10-K
                           CROSS-REFERENCE INDEX
                                (Continued)

                                                            1997
                                               Form         Proxy
                                               10-K       Statement
Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  29

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  29            3-4

Item 11.   Executive Compensation............                  6

Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  30

           PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

            (a)  1. Financial Statements......  31
                      All other schedules are
                       omitted because they are
                       not applicable or the
                       required information is
                       shown in the financial
                       statements or notes
                       thereto.
                 2. Index to Exhibits.........  31

            (b)Reports on Form 8K.............  31

SIGNATURES..................................... 32

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

           The Company, which is one of the largest producers of manufactured homes in the United States, produced 17,512 manufactured homes in fiscal year 1997.

           The Company's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

           The Company's recreational vehicles are sold under the "Nomad," "Layton," "Aljo" and "Mountain View" trademarks for travel trailers and fifth wheels and the "WeekEnder" trademark for truck campers.

           In fiscal year 1997 manufactured homes represented 81% of total sales, while recreational vehicles accounted for the remaining 19%. In the prior year the sales dollars were 84% manufactured homes and 16% recreational vehicles. Additional financial data relating to these industry segments is included in Note 3, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

           Narrative Description of Business

           Principal Markets

           The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be young married couples and senior citizens, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

           The recreational vehicle market is made up of primarily vacationing middle income families, retired couples traveling around the country and sportsmen pursuing four-season hobbies.

           Method of Distribution

           The Company's manufactured homes are distributed by approximately 850 dealers at 1,460 locations throughout the United States and recreational vehicles are distributed by approximately 400 dealers at 460 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

           The Company provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. The warranties are backed by a corporate service department and an extensive field service system.

           The Company's products are sold to dealers either through floor plan financing with various financial institutions or on a cash on delivery basis. Payments to the Company are made either directly by the dealer or by financial institutions which have agreed to finance dealer purchases of the Company's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Company to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Company will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Company. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years.

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

           The Manufactured Housing Institute reported that the industry produced approximately 363,400 homes in calendar year 1996. In the same period, the Company produced 18,791 units for a 5.2% market share. In calendar year 1995, approximately 339,600 homes were manufactured by the industry. In that period the Company produced 20,709 homes for a 6.1% market share.

           The recreational vehicle industry produced 466,800 units in calendar year 1996 compared to 475,200 units in calendar year 1995. The following table shows the Company's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1996  Calendar Year 1995
                                  Industry Skyline    Industry Skyline

           Travel Trailers          75,400   5,369      76,700   5,778

           Fifth Wheels             48,500   2,660      47,000   2,498

           Park Models               6,800     675       6,900     692

           Truck Campers            11,000     402      12,100     426


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

           HUD has promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD's established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation.

           Number of Employees

           The Company employs approximately 3,500 people at the present time.

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

Item 3.    Legal Proceedings

           Neither the Company nor any of its subsidiaries is a party to any pending legal proceeding which could have a material effect on operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                       PART II


Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters

           Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 15 cents ($0.15) per share was paid during all quarters in fiscal 1997 and in the fourth quarter of fiscal 1996, and quarterly dividends of 12 cents ($0.12) per share were paid during all other quarters of fiscal 1996. At May 31, 1997, there were approximately 1,900 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 1997 and 1996.

                           1997               1996

           Quarter    High     Low        High     Low

           First     $26-3/4  $23-5/8   $18-11/16 $16-1/2

           Second    $28-5/8  $25       $19       $17-3/8

           Third     $27-1/8  $23-1/8   $23- 5/8  $18-1/4

           Fourth    $24-7/8  $21       $26- 5/8  $22-1/2

Item 6.    Selected Financial Data

           Dollars in thousands except per share data

                             1997      1996      1995     1994     1993

           FOR THE YEAR
           Sales         $613,191  $645,956  $642,118 $580,144 $491,716
           Earnings before
           cumulative effect
           of accounting
           change        $ 20,831  $ 19,683  $ 15,342 $ 14,991 $ 10,311
           Net earnings  $ 20,831  $ 19,683  $ 15,342 $ 14,991 $  9,941
           Cash dividends
           paid          $  6,098  $  5,477  $  5,351 $  5,384 $  5,384
           Capital
           expenditures  $  3,285  $  2,971  $ 16,385 $  8,090 $  4,134
           Depreciation  $  3,745  $  3,479  $  3,404 $  2,879 $  2,685


           AT YEAR END
           Working
           capital       $133,942  $ 80,761  $ 74,090 $ 47,759 $ 43,412
           Current ratio    4.5:1     2.9:1     3.2:1    2.3:1    2.8:1
           U.S. Treasury
           Notes         $ 29,949  $ 59,907  $ 59,917 $ 89,912 $ 90,197
           Property,
           plant and
           equipment, net$ 41,952  $ 43,400  $ 45,256 $ 32,330 $ 27,132
           Total assets  $217,867  $230,336  $215,464 $208,531 $188,511
           Shareholders'
           equity        $176,221  $184,267  $179,732 $170,383 $161,829

           PER SHARE
           Earnings before
           cumulative effect
           of accounting
           change        $   2.07  $   1.84  $   1.38 $   1.34 $    .92
           Net earnings  $   2.07  $   1.84  $   1.38 $   1.34 $    .89
           Cash dividends$    .60  $    .51  $    .48 $    .48 $    .48
           Shareholders'
           equity        $  18.23  $  17.43  $  16.16 $  15.27 $  14.43

           Note: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," effective June 1, 1992. The cumulative effect of this change was $370,000, or $.03 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


           Results of Operations - Fiscal 1997 Compared to Fiscal 1996

           Sales in 1997 were $613,191,000, a decrease of $32,765,000 from
           $645,956,000 in 1996. Manufactured housing sales totaled $494,691,000 for 1997 compared to $542,519,000 in 1996.
           Manufactured housing unit sales decreased to 17,512 units compared to 20,301 units in 1996. Sales for 1997 were depressed by severe weather conditions in some parts of the country during the third quarter and by a decline in manufactured housing demand during some of the year. November 1996 marked the first month since November 1991 that industry shipments were below the same month of the prior year, and this trend continued through March 1997. In addition, many dealers were reducing inventories because of overstocked conditions relative to current end consumer demand. Recreational vehicle sales increased to $118,500,000 in 1997 compared to $103,437,000 in 1996. Recreational vehicle unit sales increased to 9,103 in 1997 compared to 8,341 in 1996. The recreational vehicle sales reflect a reversal of last year's overall industry slowdown in the RV marketplace, although sales have not yet recovered to 1995's level of $136,450,000 and 11,315 units.

           Cost of sales in 1997 was 82.7% of sales compared to 82.6% in 1996. Manufactured housing cost of sales in 1997 increased to 81.8% of sales compared to 80.6% in 1996. The increase in costs as a percent of sales is due to the larger proportion of fixed and semi-fixed costs resulting from the decreased sales volume. Recreational vehicle cost of sales in 1997 decreased to 86.4% of sales compared to 87.0% in 1996. This decrease was due to efficiencies gained by increased sales volumes and continued cost containment efforts.

           Selling and administrative expenses in 1997 decreased as a percentage of sales to 12.9% from 13.1% in 1996. The decrease is due primarily to the reduction in the costs of marketing programs which was partially offset by the impact of the reduced sales volume on the proportion of fixed and semi-fixed costs to total selling and administrative expenses.

           Manufactured housing operating earnings as a percentage of sales were 5.5% in 1997 and 6.0% in 1996, the result of decreased gross margins. Recreational vehicle operating earnings as a percentage of sales increased to 3.8% of sales in 1997 from a small loss of less than 0.1% of sales in 1996. Recreational vehicle earnings benefitted from the decreased cost of sales discussed above and lower costs of marketing programs during 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued


           Interest income amounted to $6,047,000 in 1997 compared to $6,192,000 in 1996. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The decrease in interest income was due to slightly lower investment levels during the period which were partially offset by marginally higher yields.

           The gain on sale of property, plant and equipment in 1997 includes $1,483,000 from the sale of two unused production facilities. These sales had an impact on net earnings for the year of $888,000, or $.09 per share. The loss on sale of property, plant and equipment in 1996 includes $492,000 of costs to raze an unused production facility. These costs had an impact on net earnings for 1996 of $295,000, or $.03 per share.


           Results of Operations - Fiscal 1996 Compared to Fiscal 1995

           Sales in 1996 were $645,956,000, an increase of $3,838,000 from $642,118,000 in 1995. Manufactured housing sales totaled $542,519,000 for 1996 compared to $505,668,000 in 1995.
           Manufactured housing unit sales increased to 20,301 units compared to 20,248 units in 1995. The sales increase in 1996 reflects favorable overall economic conditions during much of the year which contributed to an increase in industry-wide demand for manufactured housing. These favorable conditions were partially offset by severe weather conditions which negatively impacted housing sales in certain markets during the third and fourth quarters and by consumer uncertainty regarding interest rates. Recreational vehicle sales decreased to $103,437,000 in 1996 compared to $136,450,000 in 1995.
           Recreational vehicle unit sales decreased to 8,341 in 1996 compared to 11,315 in 1995. Sales of recreational vehicles were negatively affected by a continued industry slowdown in the RV marketplace due largely to consumer uncertainty regarding interest rates.

           Cost of sales in 1996 was 82.6% of sales compared to 84.1% in 1995. Manufactured housing cost of sales in 1996 decreased to 80.6% of sales compared to 83.4% in 1995. The decrease in costs as a percent of sales was due to efficiencies gained by increased sales volume, higher product selling prices, and continued cost containment efforts. Recreational vehicle cost of sales in 1996 increased to 87.0% of sales compared to 85.4% in 1995. This increase was due mainly to the effects of the sharp sales decline from 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued


           Selling and administrative expenses in 1996 increased as a percentage of sales to 13.1% from 12.8% in 1995. The increase was due primarily to the costs of increased marketing efforts.

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

           Interest income amounted to $6,192,000 in 1996 compared to $5,827,000 in 1995. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to higher investment levels during the period which were partially offset by slightly lower yields.

           The loss on sale of property, plant and equipment in 1996 includes $492,000 of costs to raze an unused production facility. These costs had an impact on net earnings for the year of $295,000, or $.03 per share.


           Liquidity and Capital Resources

           At May 31, 1997 cash and short-term investments in U.S. Treasury Bills and Notes totaled $110,497,000, an increase of $55,404,000 from $55,093,000 at May 31, 1996. This increase was due primarily to the maturity of $30,000,000 in U.S. Treasury Notes, which were used to purchase U.S. Treasury Bills, and the reclassification of $29,949,000 of U.S. Treasury Notes due within one year as current assets. Current assets exclusive of cash and investments in U.S. Treasury Bills and Notes totaled $62,031,000 at the end of fiscal 1997, a decrease of $6,743,000 from the balance at May 31, 1996 of $68,774,000.
           Decreases in trade accounts receivable ($5,367,000) and inventories ($629,000) due to lower fiscal 1997 fourth quarter sales volumes were the main causes of this change. Current liabilities decreased $4,520,000 from May 31, 1996 to $38,586,000 at May 31, 1997. This decrease in current liabilities can mainly be attributed to decreased income taxes payable ($2,379,000) and the general decrease in other current liabilities due to lower fourth quarter fiscal 1997 sales volumes. Working capital at May 31, 1997 amounted to $133,942,000 compared to $80,761,000 at May 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued


           Capital expenditures totaled $3,285,000 in fiscal 1997 compared to $2,971,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to adopt new manufacturing processes, increase manufacturing efficiencies, and replace worn-out equipment. Two unused production facilities were sold in fiscal 1997, resulting in a net of tax gain of $888,000. Cash was also used to purchase $22,779,000 of Company stock in fiscal 1997, compared to $9,671,000 in fiscal 1996. The cash provided by operating activities in fiscal 1998, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


           Other Matters

           The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

           The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. However, the Corporation believes that inflation has not had a material effect on its operations during the past three years. On a long-term basis the Corporation has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs due to inflation.

Item 8.    Financial Statements and Supplementary Data

           Index to Consolidated Financial Statements

           Financial Statements:

           Report of Independent Accountants...........  19

           Consolidated Balance Sheets.................  20

           Consolidated Statements of Earnings
           and Retained Earnings.......................  22

           Consolidated Statements of Cash Flows.......  23

           Notes to Consolidated Financial Statements..  25

           Financial Summary by Quarter................  29

                REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and Board of Directors of Skyline
      Corporation


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP

      Chicago, Illinois
      June 16, 1997

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1997 and 1996
      Dollars in thousands

      ASSETS
                                            1997          1996
      Current Assets
      Cash                              $  9,489      $ 10,712
      Treasury Bills, at cost plus
       accrued interest                   71,059        44,381
      Investment in U.S. Treasury Notes   29,949             -
      Accounts receivable, trade,
       less allowance for doubtful
       accounts of $40                    43,360        48,727
      Inventories
        Raw materials                      5,237         5,813
        Work in process                    4,756         4,809
        Finished goods                         -             -

      Total Inventories                    9,993        10,622

      Deferred income tax benefits         5,407         5,601

      Other current assets                 3,271         3,824

      Total Current Assets               172,528       123,867

      Investment in U.S. Treasury Notes        -        59,907

      Property, Plant and Equipment,
       At Cost
      Land                                 5,336         5,217
      Buildings and improvements          55,711        56,684
      Machinery and equipment             22,996        22,222

                                          84,043        84,123

      Less accumulated depreciation       42,091        40,723
      Total Property, Plant and
       Equipment                          41,952        43,400

      Other Assets                         3,387         3,162

                                        $217,867      $230,336




The accompanying notes are a part of the consolidated financial statements.

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1997 and 1996
      Dollars in thousands except per share data

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                            1997          1996

      Current Liabilities
      Accounts payable, trade           $  9,742      $ 10,249
      Accrued salaries and wages           5,194         5,614
      Accrued profit sharing               2,659         2,644
      Accrued marketing programs           8,068         8,737
      Accrued warranty expense             7,368         6,540
      Other accrued liabilities            4,906         6,294
      Income taxes                           649         3,028

      Total Current Liabilities           38,586        43,106

      Other Deferred Liabilities           3,060         2,963

      Commitments and Contingencies            -             -

      Shareholders' Equity
      Common stock, $.0277 par value,
       15,000,000 shares authorized;
       Issued 11,217,144 shares              312           312
      Additional paid-in capital           4,928         4,928
      Retained earnings                  205,126       190,393
      Treasury stock, at cost, 1,551,000
       shares in 1997 and 644,600 shares
       in 1996                           (34,145)      (11,366)

      Total Shareholders' Equity         176,221       184,267

                                        $217,867      $230,336



The accompanying notes are a part of the consolidated financial statements.

   Skyline Corporation and Subsidiary Companies

   Consolidated Statements of Earnings and Retained Earnings
   For the Years Ended May 31, 1997, 1996, and 1995
   Dollars in thousands except per share data

                                        1997        1996        1995

   EARNINGS

   Sales                            $613,191    $645,956    $642,118

   Cost of sales                     507,045     533,723     539,993

   Gross profit                      106,146     112,233     102,125

   Selling and administrative
    expenses                          79,023      84,680      82,240

   Operating earnings                 27,123      27,553      19,885

   Interest income                     6,047       6,192       5,827

   Gain (loss) on sale of property,
    plant and equipment                1,532        (793)        (12)

   Earnings before income taxes       34,702      32,952      25,700

   Provision for income taxes
     Federal                          11,381      10,800       8,433
     State                             2,490       2,469       1,925

                                      13,871      13,269      10,358

   Net earnings                     $ 20,831    $ 19,683    $ 15,342

   Net earnings per share           $   2.07    $   1.84    $   1.38

   Weighted average common shares
    outstanding                   10,070,383  10,710,511  11,146,515


   RETAINED EARNINGS

   Balance at beginning of year     $190,393    $176,187    $166,196

   Add net earnings                   20,831      19,683      15,342

   Less cash dividends paid ($.60
    per share in 1997, $.51 per
    share in 1996 and $.48 per
    share in 1995)                     6,098       5,477       5,351

   Balance at end of year           $205,126    $190,393    $176,187



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 1997, 1996, and 1995
Increase (Decrease) in Cash

Dollars in Thousands
                                        1997      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 20,831  $ 19,683    $ 15,342

Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
 Interest income earned on
   U.S. Treasury Bills and Notes      (6,047)   (6,022)     (5,474)
 Depreciation                          3,745     3,479       3,404
 Amortization of discount or premium
   on U.S. Treasury Notes                (41)       10          (5)
 (Gain) loss on sale of property,
   plant and equipment                (1,532)      793          12
 Working capital items:
   Accounts receivable                 5,367    (3,353)       (860)
   Inventories                           629     4,183         726
   Other current assets                  747    (2,179)       (841)
   Accounts payable, trade              (507)      287      (4,506)
   Accrued liabilities                (1,634)    7,425       3,025
   Income taxes                       (2,379)    2,148      (1,092)
 Other assets                           (225)     (207)       (244)
 Other deferred liabilities               97       477         157

Total Adjustments                     (1,780)    7,041      (5,698)

 Net cash provided by operating
  activities                          19,051    26,724       9,644



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

For the Years Ended May 31, 1997, 1996, and 1995
Increase (Decrease) in Cash

Dollars in Thousands
                                        1997      1996       1995
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale or maturity
  of U.S. Treasury Bills             499,845   252,486     62,357
 Proceeds from maturity of
  U.S. Treasury Notes                 30,000         -     30,000
 Purchase of U.S. Treasury Bills    (522,677) (265,162)   (82,779)
 Interest received from
  U.S. Treasury Notes                  2,200     3,474      4,635
 Proceeds from sale of property,
  plant and equipment                  2,520       555         43
 Purchase of property, plant
  and equipment                       (3,285)   (2,971)   (16,385)

Net cash provided by (used in)
 investing activities                  8,603   (11,618)    (2,129)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                  (6,098)   (5,477)    (5,351)
 Purchase of treasury stock          (22,779)   (9,671)      (642)

 Net cash used in financing
  activities                         (28,877)  (15,148)    (5,993)

Net (decrease) increase in cash       (1,223)      (42)     1,522
 Cash at beginning of year            10,712    10,754      9,232

 Cash at end of year                $  9,489  $ 10,712   $ 10,754




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies

Nature of operations -- Skyline Corporation designs, manufactures and sells at wholesale both a broad line of single and multi-sectional manufactured homes and a large selection of non-motorized recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.

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

Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $16.1 million, $13.0 million and $12.1 million in 1997, 1996 and 1995, respectively.

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

Depreciation -- Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax purposes.

Investments -- The Corporation invests in United States Government securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

Skyline Corporation and Subsidiary Companies


Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies, continued


			   Gross          Gross       Gross       Fair
  		       Amortized     Unrealized  Unrealized     Market
       			    Cost          Gains      Losses      Value
May 31, 1997
U.S. Treasury Bills       71,059            -             -     71,059
U.S. Treasury Notes       29,949            -          (108)    29,841

Total                    101,008            -          (108)   100,900


May 31, 1996
U.S. Treasury Bills       44,381            -             -     44,381
U.S. Treasury Notes       59,907            -          (483)    59,424

Total                    104,288            -          (483)   103,805


At May 31, 1997, the U.S. Treasury Bills mature within one year and the U.S. Treasury Notes mature on February 28, 1998. The Corporation does not have any other financial instruments which have market values differing from recorded values.

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

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 1997, under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 3 Industry Segment Information

Dollars in thousands

                                   1997       1996       1995
SALES
Manufactured housing           $494,691   $542,519   $505,668
Recreational vehicles           118,500    103,437    136,450

Total sales                    $613,191   $645,956   $642,118


EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing         $ 27,167   $ 32,297   $ 23,551
  Recreational vehicles           4,550        (79)       123
  General corporate expenses     (4,594)    (4,665)    (3,789)

Total operating earnings         27,123     27,553     19,885
Interest income                   6,047      6,192      5,827
Gain (loss) on sale of
 property, plant and equipment    1,532       (793)       (12)

Earnings before income taxes   $ 34,702   $ 32,952   $ 25,700

IDENTIFIABLE ASSETS
OPERATING ASSETS
  Manufactured housing         $ 96,100   $105,704   $101,245
  Recreational vehicles          20,759     20,344     25,145

Total operating assets          116,859    126,048    126,390

U.S. TREASURY BILLS              71,059     44,381     29,157

U.S. TREASURY NOTES              29,949     59,907     59,917


Total assets                   $217,867   $230,336   $215,464

DEPRECIATION
  Manufactured housing         $  3,171   $  2,995   $  2,773
  Recreational vehicles             574        484        631
Total Depreciation             $  3,745   $  3,479   $  3,404

CAPITAL EXPENDITURES
  Manufactured housing         $  3,003   $  2,804   $ 15,285
  Recreational vehicles             282        167      1,100

Total capital expenditures     $  3,285   $  2,971   $ 16,385

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Purchase of Treasury Stock

The Corporation's board of directors from time to time has authorized the repurchase of shares of the Corporation's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 1997 the Corporation acquired 906,400 shares of its common stock for $22,779,000, in fiscal 1996 it acquired 548,100 shares for $9,671,000, and in fiscal 1995 it acquired 36,600 shares for $642,000. The effect of the aggregate repurchases on net earnings per share was $.21 per share in 1997, $.08 per share in 1996 and $.01 per share in 1995. At May 31, 1997, the Corporation had authorization to repurchase an additional 666,144 shares of its common stock.

NOTE 5 Employee Benefits

A) PROFIT SHARING PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 1997, 1996 and 1995, contributions to the Plans were $2,575,000, $2,594,000 and $2,425,000, respectively.

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 8.0% in 1997 and 7.5% in 1996 and 1995. The change in the discount rate did not have a significant impact on the financial statements. The amount charged to operations under these arrangements was $285,000 in fiscal 1997, 1996 and 1995, respectively.

Skyline Corporation and Subsidiary Companies

Financial Summary By Quarter

Unaudited
Dollars in thousands except per share data

1997                   1st Qtr   2nd  Qtr  3rd Qtr   4th Qtr    Year
Sales                  $171,536  $164,378  $117,995  $159,282  $613,191
Gross profit             31,663    29,207    17,672    27,604   106,146
Net earnings              6,467     6,339     1,817     6,208    20,831
Earnings per share          .62       .62       .18       .64      2.07

1996                   1st Qtr   2nd Qtr   3rd Qtr   4th Qtr    Year
Sales                  $163,855  $172,469  $138,562  $171,070  $645,956
Gross profit             29,009    30,616    22,896    29,712   112,233
Net earnings              4,632     5,726     3,134     6,191    19,683
Earnings per share          .42       .54       .30       .59      1.84



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                 PART III



Item 10. Executive Officers of the Registrant (Officers are elected annually)

               Name              Age           Position

         Arthur J. Decio          66   Chairman of the Board and
                                         Chief Executive Officer

         Ronald F. Kloska         63   Vice Chairman, Deputy Chief
                                         Executive Officer and Chief
                                         Administration Officer

         William H. Murschel      52   President - Chief
                                         Operations Officer

         Terrence M. Decio        45   Senior Executive Vice
                                         President

         Joseph B. Fanchi         61   Vice President - Finance &
                                         Treasurer and Chief
                                         Financial Officer

         Charles W. Chambliss, Jr 47   Vice President- Product
                                         Development and Engineering

         James R. Weigand         42   Corporate Controller

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

         William H. Murschel, President - Chief Operations Officer, joined the Company in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

         Terrence M. Decio, Senior Executive Vice President, joined the Company in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, and Senior Executive Vice President in 1993.

         Joseph B. Fanchi, Vice President - Finance & Treasurer and Chief Financial Officer, joined the Company in 1979 and was elected Vice President - Finance and Chief Financial Officer in 1979. He assumed the additional responsibility of Treasurer in 1984.

         Charles W. Chambliss, Jr., Vice President-Product Development and Engineering, joined the Company in 1973 and was elected Vice President in 1996.

         James R. Weigand, Corporate Controller, joined the Company in 1991 as Controller and was elected an officer in 1994.

         Terrence M. Decio is the son of Arthur J. Decio. No other family relationship exists among any of the executive officers.



Item 13. Certain Relationships and Related Transactions

         None.

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


         (a)(2)     Index to Exhibits

                    Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

            (3)(ii) By-Laws

            (21)    Subsidiaries of the Registrant

            (27)    Financial Data Schedules


         (b)        Reports on Form 8K

                    No reports on Form 8K were filed during the quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYLINE CORPORATION
                                   Registrant


DATE: July 17, 1997          BY:
                                   Ronald F. Kloska, Vice
                                   Chairman, Chief Administration
                                   Officer, Deputy Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE: July 17, 1997          BY:
                                   Arthur J. Decio, Chairman of
                                   the Board and Chief Executive
                                   Officer

DATE: July 17, 1997          BY:
                                   William H. Murschel, President
                                   and Chief Operations Officer
                                   and Director

DATE: July 17, 1997          BY:
                                   Terrence M. Decio,  Senior
                                   Executive Vice President and
                                   Director

DATE: July 17, 1997          BY:
                                   Joseph B. Fanchi, Vice Presi-
                                   dent - Finance & Treasurer and
                                   Chief Financial Officer

DATE: July 17, 1997          BY:
                                   Jerry Hammes, Director

DATE: July 17, 1997          BY:
                                   William H. Lawson, Director

DATE: July 17, 1997          BY:
                                   David Link, Director

DATE: July 17, 1997          BY:
                                   Andrew J. McKenna, Director

DATE: July 17, 1997          BY:
                                   V. Dale Swikert, Director

DATE: July 17, 1997          BY:
                                   James R. Weigand, Corporate
                                   Controller

                               EXHIBIT (3)(ii)



                                   By-Laws

                                 BY-LAWS
                                    OF
                           SKYLINE CORPORATION
                    (as in existence on July 17, 1997)

                                ARTICLE 1
                              IDENTIFICATION

     Section 1. Name. The name of the Corporation shall be Skyline Corporation (hereinafter referred to as the "Corporation").

     Section 2. Seal. The Corporation shall have a corporate seal which shall be as follows: A circular disc, on the outer margin of which shall appear the corporate name and State of Incorporation, with the words "Corporate Seal" through the center, so mounted that it may be used to impress these words in raised letters upon paper. The seal shall be in charge of the Secretary.

     Section 3. Fiscal Year. The fiscal year of the corporation shall begin at the beginning of the first day of June and end at the close of the last day of May next succeeding.

                                ARTICLE II
                              CAPITAL STOCK

     Section 1. Consideration of Shares. The board of directors shall cause the corporation to issue the capital stock of the corporation for such consideration as has been fixed by such board in accordance with the provisions of the Articles of Incorporation.

     Section 2. Payment of Shares. Subject to the provisions of the Articles of Incorporation, the consideration for the issuance of shares of the capital stock of the corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to, the corporation; provided, however that the part of the surplus of a corporation which is transferred to capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the corporation, or when surplus shall have been transferred to capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such property, labor or services received as consideration, or the value placed by the board of directors upon the corporate assets in the event of a share dividend shall be conclusive. Promissory notes or future services shall not be accepted in payment or part payment of any of the capital stock of the corporation.

     Section 3. Certificates for Shares. Each shareholder shall be entitled to a certificate signed by the vice-chairman of the board of directors or the president or a vice president and the secretary or any assistant secretary of the corporation certifying the number of shares owned by him in the corporation. If such certificate is countersigned by the written signature of a transfer agent other

than the corporation or its employee or by the written signature of a registrar other than the corporation or its employee, the signatures of the officers of the corporation may be facsimiles. If such certificate is countersigned by the written signature of a registrar other than the corporation or its employee, the signatures of the transfer agent and the officers of the corporation may be facsimiles.

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

     Section 4. Form of Certificates. The stock certificates to represent the shares of the capital stock of this corporation shall be in such form, not inconsistent with the laws of the State of Indiana, as may be adopted by the board of directors.

     Section 5. Transfer of Stock. Title to a certificate and to the shares represented thereby can be transferred only:

     (1) By delivery of the certificate endorsed either in blank or to a specified person by the person appearing by the certificate to be the owner of the shares represented thereby; or

     (2) By delivery of the certificate and a separate document containing a written assignment of the certificate or a power of attorney to sell, assign, or transfer the same or the shares represented thereby, signed by the person appearing by the certificate to be the owner of the shares represented thereby. Such assignment or power of attorney may be either in blank or to a specified person.

                                ARTICLE III
                         MEETINGS OF STOCKHOLDERS

     Section 1. Place of Meetings. All meetings of shareholders of the corporation shall be held at such place, within or without the State of Indiana, as may be specified in the respective notices or waivers of notice thereof, or proxies to represent shareholders thereat.

     Section 2. Annual Meeting. The Annual Meeting of the Shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting

shall be held at 9:00 a.m. local time, or at such other time as the Board of Directors may determine, on the fourth Monday in September of each year, if such day is not a legal holiday, and if a holiday, then on the next day that is not a holiday.

     Section 3. Special Meetings. Special Meetings of the shareholders may be called by the chairman of the board of directors, the vice chairman of the board of directors, the president, or by the board of directors.

     Section 4. Notice of Meetings. A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting the purpose or purposes for which the meeting is called, shall be delivered or mailed by the secretary or by the officers or persons calling the meetings, to each holder of the capital stock of the corporation at the time entitled to vote, at such address as appears upon the records of the corporation, at least ten days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting, in person or by proxy shall constitute a waiver of notice of such meeting.

     Section 5. Voting at Meetings. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every holder of the capital stock of the corporation shall have the right at all meetings of the shareholders of the corporation to one vote for each share of stock standing in his name on the books of the corporation.

     No share shall be voted at any meeting:

          1.   Upon which an installment is due and unpaid; or
          2. Which shall have been transferred on the books of the corporation within ten days next preceding the date of the meeting; or
          3.   Which belongs to the corporation.

     Section 6. Proxies. A shareholder may vote, either in person or by proxy executed in writing, by the shareholder, or a duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months from the date of its execution, unless a longer time is expressly provided therein.

     Section 7. Quorum. Unless otherwise provided by the Articles of Incorporation, at any meeting of shareholders, a majority of the shares of the capital stock outstanding and entitled to vote, represented in person or by proxy, shall constitute a quorum.

     Section 8. Organization. The chairman of the board of directors, and in his absence, any director designated by the board of directors including the vice chairman and the president, shall call meetings of the shareholders to order and shall act as chairman of such meetings, and a secretary or the assistant secretary of the corporation shall act as secretary of all meetings of the shareholders. In the absence of the secretary and assistant secretary, the presiding officer may appoint a shareholder to act as secretary of the meeting.

                                ARTICLE IV
                            BOARD OF DIRECTORS

     Section 1. Board of Directors. The board of directors shall consist of nine (9) members, who shall be elected annually by a majority of the shares represented at the Annual Meeting of the shareholders. Such directors shall hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Directors need not be Shareholders of the Corporation. A majority of the Directors at any time shall be citizens of the United States. A member of the Board of Directors shall be elected by a vote of the majority of the Directors as Chairman of the Board, and such Chairman shall preside at all meetings of the Board of Directors.

     Section 2. Duties. The corporate power of this corporation shall be vested in the board of directors, who shall have the management and control the business of the corporation. They shall employ such agents and servants as they deem advisable, and fix the rate of compensation of all agents, employees and officers.

     Section 3. Resignation. A director may resign at any time by filing his written resignation with the secretary.

     Section 4. Removal. Any director may be removed for cause at any time at any regular meeting or at such a special meeting of the shareholders of the corporation called for such purpose, by the affirmative vote of the holders of a majority of the shares outstanding.

     Section 5. Vacancies. In case of any vacancy in the board of directors through death, resignation, removal or other cause, the remaining directors by the affirmative vote of a majority thereof may elect a successor to fill such vacancy until the next annual meeting and until his successor is elected and qualified. If the vote of the remaining members of the board shall result in a tie, the vacancy shall be filled by shareholders at the annual meeting or a special meeting.

     Section 6. Annual Meetings. The board of directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held, for the purpose of organization, election of officers, and consideration of any other business that may be brought before the meeting. No notice shall be necessary for the holding of this annual meeting. If such meeting is not held as above provided, the election of officers may be had at any subsequent meeting of the board specifically called in the manner provided in Article IV, Section 7 of these by-laws.

     Section 7.  Other Meetings.

          Regular Meetings. Regular meetings of the board of directors may be held without notice at such time and place, either within or without the State of Indiana, as shall from time to time be determined by the board.

          Special Meetings. Special meetings of the board of directors shall be held, either within or without the State of Indiana, whenever called by the chairman of the board of directors,

or the vice-chairman of the board of directors, or the president or by any three of the directors. Oral, telegraphic or written notice shall be given, sent or mailed not less than one day before the meeting and shall state the purposes of the meeting, and the date, place and hour of such meeting.

          Waivers of Notice. Notice of a meeting need not be given to any director who submits a signed waiver of notice whether before or after the meeting, and attendance at the meeting by any director shall constitute waiver of notice by such director.

     Section 8. Quorum. At any meeting of the board of directors, the presence of a majority of the members of the board then qualified and acting shall constitute a quorum for the transaction of any business except the filling of vacancies in the board of directors.

     Section 9. Organization. The Chairman of the Board of Directors and in his absence, the Vice Chairman of the Board of Directors, and in their absence the President and in their absence any director chosen by the Directors present, shall call meetings of the Board of Directors to order, and shall act as Chairman of such meetings. The Secretary of the Corporation shall act as Secretary of the Board of Directors, but in the absence of the Secretary, the presiding officer may appoint any director to act as Secretary of the meeting.

     Section 10. Order of Business. The order of business at all meetings of the board of directors shall be as follows:

     1.   Roll call.
     2.   Reading of the Minutes of the preceding meeting and action thereon.
     3.   Reports of Officers.
     4.   Reports of Committees.
     5.   Unfinished business.
     6.   Miscellaneous business.
     7.   New business.

     Section 11. Executive Committee of the Board of Directors. The Board of Directors may, whenever it sees fit, by a majority vote of the number of Directors elected and qualified from time to time, designate an Executive Committee of not less than three (3) persons from its members which Committee shall, except as to matters upon which the Board of Directors has acted, have and exercise the full power of the Board of Directors in the management of the business and affairs of the Corporation, including but not limited to the power to authorize dividend distributions according to a formula, method or limit, or within a range, prescribed by the Board of Directors; PROVIDED, always, that all business transacted by such Committee shall be submitted to and be approved by the Board of Directors at their next regular or special meeting. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Executive Committee.

     Section 12. Governance and Compensation Committee. The Board of Directors, by resolution of a majority of the whole Board, shall appoint a Governance and Compensation Committee to consist of not less than three directors, none of whom shall be an officer or

employee of the Corporation or of any subsidiary or affiliated corporation. The functions of the Governance and Compensation Committee shall be (a) to identify and make recommendations to the Board of Directors regarding candidates for election to the Board, (b) to review and make recommendations to the Board of Directors regarding the renomination of incumbent directors,
(c) to perform other related tasks, such as studying the size, committee structure or meeting frequency of the board, making studies or recommendations regarding management succession, or tasks of similar character as may be requested from time to time by the Board of Directors or the Chief Executive Officer, (d) to establish the compensation of the Chief Executive Officer of the Corporation, (e) to consult with the Chief Executive Officer with respect to the compensation of officers and executive employees of the corporation and its subsidiaries, and (f) to undertake such additional similar functions and activities as may be required by other compensation plans maintained by the Corporation or as may be requested from time to time by the Board of Directors.

     The Board of Directors, by resolution of a majority of the whole Board, shall designate one member of the Governance and Compensation Committee to act as chairman of the Committee. The Committee member so designated shall (a) chair all meetings of the Committee, (b) chair meetings involving only non-employee directors, (c) coordinate an annual performance evaluation of the Corporation, (d) coordinate the evaluation of the performance of the Chief Executive Officer, and (e) perform such other activities as from time to time are requested by the other directors.

     Section 13. Management Incentive Plan Committee. The Board of Directors may appoint a Management Incentive Plan Committee, consisting of not less than three (3) members, or former members of the Board. The Management Incentive Plan Committee shall administer and interpret the Skyline Corporation Management Incentive Plan dated January 8, 1968. No member of the Committee shall be eligible to receive an award pursuant to the Plan, or be eligible for selection as a person to whom stock may be allocated or stock options granted pursuant to any other plan of the Corporation or any of its affiliates at any time while he is serving on the Committee; and no member of the Committee shall have been so eligible at any time within one year prior to the time that he becomes a member of the Committee.

     Section 14. Audit Committee. The Board of Directors may appoint an Audit Committee, consisting of not less than three (3) members of the Board. The Audit Committee shall, from time to time, meet with representatives of the independent certified public accountants then servicing the corporation, review the corporation's systems of internal controls and take necessary action to see that an adequate system of internal auditing is implemented.
The Audit Committee may also nominate independent auditors and select and establish accounting policies. All business transacted by the Committee shall be submitted to the Board of Directors at their next regular or special meeting for their consideration and approval or rejection. The Board of Directors shall have the power at any time to fill vacancies in, to change the membership of, or to dissolve the Audit Committee.



                                ARTICLE V
                       OFFICERS OF THE CORPORATION

     Section 1. Officers. The officers of the corporation shall consist of a chairman of the board of directors, a vice-chairman of the board of directors, a president, one or more vice presidents or senior vice-presidents, a secretary, an assistant secretary and a treasurer. Any two or more offices may be held by the same person, except that the duties of the president and secretary shall not be performed by the same person. The board of directors by resolution may create and define the duties of other offices in the corporation, and may elect or appoint persons to fill such offices.

     Section 2. Vacancies. Whenever any vacancies shall occur in any office by death, resignation, increase in the number of offices of the corporation, or otherwise, the same shall be filled by the board of directors, and the officer so elected shall hold office until his successor is chosen and qualified.

     Section 3. President. The president shall perform such duties as this code of by-laws provides, or the board of directors may prescribe.

     Section 4. Executive Vice-President. The executive vice-president shall perform all duties incumbent upon the president during the absence or disability of the president, and perform such other duties as this code of by-laws may require or the board of directors may prescribe.

     Section 5. Secretary. The secretary shall have the custody and care of the corporate seal, records, minutes and stock books of the corporation. He shall attend all meetings of the shareholders and of the board of directors, and shall keep, or cause to be kept in a book provided for the purpose, a true and complete record of the proceedings of such meetings, and shall perform a like duty for all standing committees appointed by the board of directors, when required. He shall attend to the giving and serving of all notices of the corporation, shall file and take charge of all papers and documents belonging to the corporation and shall perform such other duties as this code of by-laws may require or the board of directors may prescribe.

     Section 6. Treasurer. The treasurer shall keep correct and complete records of account, showing accurately at all times the financial condition of the corporation. He shall be the legal custodian of all moneys, notes, securities and other valuables which may from time to time come into the possession of the corporation. He shall immediately deposit all funds of the corporation coming into his hands in some reliable bank or other depositary to be designated by the board of directors, and shall keep such bank account in the name of the corporation. He shall furnish at meetings of the board of directors, or whenever requested, a statement of the financial condition of the corporation, and shall perform such other duties as this code of by-laws may require or the board of directors may prescribe. The treasurer may be required to furnish bond in such amount as shall be determined by the board of directors.

     Section 7. Delegation of Authority. In case of the absence of any officer of the corporation, or for any other reason that the board of directors may deem sufficient, the board of

directors may delegate the powers or duties of such officer to any other officer or to any director, for the time being, provided a majority of the entire board of directors concurs therein.

     Section 8. Execution of Documents. Unless otherwise provided by the board of directors, all contracts, leases, commercial paper, bonds, deeds, mortgages, and all other legal instruments or documents shall be signed by the vice-chairman of the board of directors or the president and, if required, shall be attested by the secretary or assistant secretary. All certificates of stock shall be signed by the vice-chairman of the board of directors or the president or a vice-president and the secretary or assistant secretary.

     Section 9. Loans to Officers. No loan of money or property or any advance on account of services to be performed in the future shall be made to any officer or director of the corporation.

     Section 10. Chairman of the Board of Directors and Chief Executive Officer. The chairman of the board of directors shall be the chief executive officer of the corporation and shall generally supervise the business of the Corporation, subject to the control of the board of directors. He shall also perform such other duties as this code of by-laws provide or the board of directors may prescribe.

     Section 11. Vice-Chairman of the Board of Directors. The vice-chairman of the board of directors shall perform such duties as this code of by-laws provides, or the board of directors may prescribe.

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

     Section 12. Corporate Controller. The Corporate Controller shall cause to be kept full and accurate books and accounts of all assets, liabilities and transactions of the corporation. The Corporate Controller shall establish and administer an adequate plan for the control of operations, including systems and procedures required to properly maintain internal controls on all financial transactions of the corporation. The Corporate Controller shall prepare, or cause to be prepared, statements of the financial condition of the corporation and proper profit and loss statements covering the operations of the corporation and such other and additional financial statements, if any, as the Chairman of the Board of Directors, Vice-Chairman of the Board of Directors, President or Chief Financial Officer from time to time shall require. The Corporate Controller also shall perform such other duties as may be assigned by the Chairman of the Board of Directors, Vice-Chairman of the Board of Directors, President or Chief Financial Officer, from time to time.



                                ARTICLE VI
                              CORPORATE BOOKS

     Section 1. Place of Keeping, In General. Except as otherwise provided by the laws of the State of Indiana, by the Articles of Incorporation of the corporation or by these by-laws, the books and records of the corporation may be kept at such place or places, within or without the State of Indiana, as the board of directors may from time to time by resolution determine.

     Section 2. Transfer Agent and Registrar, and Closing of Transfer Books. The Board of Directors may appoint one or more transfer agents and one or more registrars of transfers, and the principal transfer agent shall keep a stock transfer book for the transfer of all shares of the capital stock of the Corporation.

     The Board of Directors may fix the time, not exceeding fifty days preceding the date of any meeting of stockholders or any dividend payment date or any date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, during which the books of the Corporation shall be closed against transfers of stock. In lieu of providing for the closing of the books against transfers of stock as aforesaid, the Board of Directors from time to time may fix in advance a date, not exceeding fifty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for any allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of and to vote at such meeting and any adjournment thereof, or entitled to receive such dividends or allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, as the case may be; and only stockholders of record on such date shall be entitled to notice of or to vote at such meeting or to receive such dividends or allotment of rights, or to exercise such rights in respect of any such change, conversion or exchange of capital stock, as the case may be.

                                ARTICLE VII
                                AMENDMENTS

     Section 1. Amendments. By-laws may be adopted, amended or repealed at any meeting of the Board of Directors by the vote of a majority thereof, unless the Articles of Incorporation provide for the adoption, amendment or repeal by the shareholders, in which event, action thereon may be taken at any meeting of the shareholders by the vote of a majority of the voting shares outstanding.

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