Form 10-Q
period 1997-08-31
SKYLINE CORP
filed 1997-10-10
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                  For the Quarter Ended August 31, 1997

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



                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding

                Title of Class            October 10, 1997

                 Common stock                  9,433,144

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:                       2 - 3
                    Consolidated Balance Sheets as
                       of August 31, 1997 and May 31, 1997

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       periods ended August 31, 1997 and 1996

                    Consolidated Statements of Cash               5
                       Flows for the three-month period
                       ended August 31, 1997

                    Notes to the Consolidated Financial           6
                       Statements

                    Report of Independent Accountants             7

          Item 2.   Management's Discussion and Analysis        8 - 9
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            10

          Item 4.   Submission of Matters to a Vote of           10
                    Security Holders

          Item 6.   Exhibits and Reports on Form 8-K             10

          Signatures                                             10

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                          August 31, 1997   May 31, 1997
                                            (Unaudited)
ASSETS

Current Assets:

Cash                                           $  10,093       $   9,489

Treasury Bills, at cost plus accrued
interest, which approximates market               77,931          71,059

Investment in U.S. Treasury Notes                 29,966          29,949

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      44,693          43,360

Inventories
  Raw materials                                    5,579           5,237
  Work in process                                  4,892           4,756
  Finished goods                                     186               -

Total Inventories                                 10,657           9,993

Other current assets                               8,640           8,678

TOTAL CURRENT ASSETS                             181,980         172,528

Property, Plant and Equipment, at Cost:
  Land                                             5,335           5,336
  Buildings and improvements                      55,975          55,711
  Machinery and equipment                         23,208          22,996

                                                  84,518          84,043

Less accumulated depreciation                     42,938          42,091

  Total Property, Plant and Equipment             41,580          41,952

Other Assets                                       3,424           3,387

                                               $ 226,984       $ 217,867



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1997    May 31, 1997
                                            (Unaudited)
Current Liabilities:

Accounts payable, trade                      $   9,773         $   9,742

Accrued salaries and wages                       4,558             5,194

Accrued profit sharing                             765             2,659

Accrued marketing programs                      13,207             8,068

Accrued warranty expense                         7,588             7,368

Other accrued liabilities                        4,052             4,906

Income taxes                                     3,602               649

TOTAL CURRENT LIABILITIES                       43,545            38,586


Other Deferred Liabilities                       3,194             3,060

Commitments and Contingencies                        -                 -

Shareholders' Equity:
Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares      312               312
Additional paid-in capital                       4,928             4,928
Retained earnings                              209,150           205,126
Treasury stock, at cost 1,551,000 shares       (34,145)          (34,145)

TOTAL SHAREHOLDERS' EQUITY                     180,245           176,221

                                             $ 226,984         $ 217,867


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1997 and 1996
(Unaudited)

(Dollars in thousands except per share data)

                                           1997         1996

Sales                                 $ 161,632    $ 171,536

Cost of sales                           133,091      139,873

Gross profit                             28,541       31,663

Selling and administrative
 expenses                                20,920       22,512

Operating earnings                        7,621        9,151

Interest income                           1,473        1,626

Earnings before income taxes              9,094       10,777

Provision for income taxes:

      Federal                             2,980        3,500
      State                                 640          810

                                          3,620        4,310

Net earnings                              5,474        6,467

Retained earnings,
 beginning of period                    205,126      190,393

                                        210,600      196,860

Less cash dividends paid                  1,450        1,586

Retained earnings,
 end of period                        $ 209,150    $ 195,274

Net earnings per share                    $ .57        $ .62

Cash dividends per share                  $ .15        $ .15

Weighted average common
 shares outstanding                   9,666,144   10,457,221


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1997 and 1996
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                     1997          1996

Cash Flows From Operating Activities:
  Net earnings                                  $   5,474     $   6,467

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (1,473)       (1,626)
    Depreciation                                      904           898
    Amortization of discount or premium on
     U.S. Treasury Notes                              (17)            2
    Working Capital Items:
      Accounts receivable                          (1,333)       (6,560)
      Inventories                                    (664)         (586)
      Other current assets                             38           682
      Accounts payable, trade                          31         1,863
      Accrued liabilities                           1,975         2,309
      Income taxes payable                          2,953         1,480
    Other assets                                      (37)            8
    Other deferred liabilities                        134             6

    Total Adjustments                               2,511        (1,524)

    Net cash provided by operating activities       7,985         4,943

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            118,630       128,469
  Purchase of U.S. Treasury Bills                (124,420)     (131,057)
  Interest received from U.S. Treasury Notes          391           907
  Proceeds from sale of property, plant
   and equipment                                        9            44
  Purchase of property, plant and equipment          (541)         (589)

    Net cash used in investing activities          (5,931)       (2,226)

Cash Flows From Financing Activities:
  Cash dividends paid                              (1,450)       (1,586)
  Purchase of treasury stock                            -        (7,335)

    Net cash used in financing activities          (1,450)       (8,921)

Net increase (decrease) in cash                       604        (6,204)

Cash at beginning of year                           9,489        10,712

Cash at end of quarter                          $  10,093     $   4,508



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 1997

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1997, the consolidated results of operations for the three-month periods ended August 31, 1997 and 1996, and the consolidated cash flows for the three-month periods ended August 31, 1997 and 1996.

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

The Corporation and its subsidiaries were contingently liable at August 31, 1997 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

In the first six months of calendar 1997, the Financial Accounting Standards Board issued three statements of financial accounting standards pertaining to earnings per share, reporting comprehensive income, and disclosures about segments of an enterprise. The Corporation has determined that the effects on the financial statements from the adoption of these accounting standards will not be material.

Certain prior year amounts have been reclassified to conform with the current year presentation.

                   Report of Independent Accountants

September 15, 1997

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1997 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1997 and 1996 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1997, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 16, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 1997 amounted to $161,632,000, a
5.8 percent decrease from $171,536,000 in the comparable quarter of the prior year. Manufactured housing sales decreased 7.4 percent to $133,150,000 in 1997 compared to $143,724,000 in 1996. Manufactured housing unit sales decreased to 4,561 compared to 5,075 in 1996. Reduced sales in this business segment is consistent with an overall slowdown in the manufactured housing industry that began in late 1996. Recreational vehicle sales increased 2.4 percent to $28,482,000 in the first quarter of fiscal 1998 compared to $27,812,000 for the same period last year. Recreational vehicle unit sales increased to 2,294 compared to 2,234 in 1996.

Cost of sales in the first quarter increased to 82.3 percent of sales compared with 81.5 percent in 1996. The increase in costs is due to the larger proportion of fixed and semi-fixed costs resulting from the decreased sales volume.

Selling and administrative expenses for the first quarter were 12.9 percent of sales compared with 13.1 percent in 1996. The decrease is primarily due to a reduction in marketing expenses during the period.

Interest income amounted to $1,473,000 in the first quarter of fiscal 1998 compared to $1,626,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Income Taxes

The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

Liquidity and Capital Resources

At August 31, 1997 cash and short-term investments in U.S. Treasury Bills and Notes totaled $117,990,000, an increase of $7,493,000 from $110,497,000 at May 31, 1997. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $63,990,000 at August 31, 1997, a increase of $1,959,000 from the balance at May 31, 1997 of $62,031,000. A rise in the amount of trade accounts receivable ($1,333,000) and inventories ($664,000) was the principal reason for the increase. Current liabilities increased $4,959,000 from May 31, 1997 to $43,545,000 at August 31, 1997. This change is mainly due to increases in accrued marketing programs ($5,139,000) and income taxes ($2,953,000); along with decreases in accrued profit sharing ($1,894,000), other accrued liabilities ($854,000), and accrued salaries and wages ($636,000). Working capital at August 31, 1997 amounted to $138,435,000 compared to $133,942,000 at May 31, 1997.
Capital expenditures totaled $541,000 in the first three months of fiscal 1998 compared to $589,000 in the first three months of the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment and increase manufacturing efficiencies. The cash provided by operating activities in fiscal 1998 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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

                                PART II

Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal
Proceedings" of the Form 10-K for the fiscal year ended May 31, 1997 heretofore filed by the registrant with the Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 22, 1997, Skyline Corporation held it Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

    1.   Election of Directors
         Nominee                  Votes For       Votes        Votes
                                                 Against      Withheld
         Arthur J. Decio          8,647,790       2,700         68,493
         Terrence M. Decio        8,646,790       2,700         69,493
         Jerry Hammes             8,648,005       2,700         68,278
         Ronald F. Kloska         8,647,990       2,700         68,293
         William H. Lawson        8,647,805       2,700         68,478
         David T. Link            8,644,754       2,700         71,529
         Andrew J. McKenna        8,644,875       2,700         71,408
         William H. Murschel      8,647,340       2,700         68,943
         Dale Swikert             8,646,695       2,700         68,588

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1998. The Exhibit filed as part of this report is listed below.

    Exhibit No.                        Description
       27                         Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION

DATE:	October 10, 1997
                                                Joseph B. Fanchi
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:	October 10, 1997
                                                James R. Weigand
                                              Corporate Controller