Form 10-Q
period 1997-11-30
SKYLINE CORP
filed 1998-01-12
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended November 30, 1997

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

                Title of Class             January 12, 1998
                 Common stock                   9,433,144

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as
                       of November 30, 1997 and May 31, 1997    2 - 3

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three and
                       six-month periods ended November 30,
                       1997 and 1996

                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1997 and 1996

                    Notes to the Consolidated Financial         6 - 7
                       Statements

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9 - 11
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            11

          Item 6.   Exhibits and Reports on Form 8-K             11

          Signatures                                             12

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        November 30, 1997    May 31, 1997
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   7,429       $   9,489

Treasury Bills, at cost plus accrued
interest, which approximates market               84,038          71,059

Investment in U.S. Treasury Notes                 29,983          29,949

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      36,545          43,360

Inventories
  Raw materials                                    4,628           5,237
  Work in process                                  4,574           4,756
  Finished goods                                     216            -

Total Inventories                                  9,418           9,993

Other current assets                               8,101           8,678

TOTAL CURRENT ASSETS                             175,514         172,528


Property, Plant and Equipment, at Cost:
  Land                                             5,115           5,336
  Buildings and improvements                      56,498          55,711
  Machinery and equipment                         23,513          22,996

                                                  85,126          84,043

Less accumulated depreciation                     43,812          42,091

  Total Property, Plant and Equipment             41,314          41,952

Other Assets                                       3,416           3,387

                                               $ 220,244       $ 217,867



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30, 1997    May 31, 1997
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                    $     7,424        $    9,742

Accrued salaries and wages                       3,427             5,194

Accrued profit sharing                           1,430             2,659

Accrued marketing programs                      14,899             8,068

Accrued warranty expense                         7,810             7,368

Other accrued liabilities                        4,360             4,906

Income taxes                                       501               649

   TOTAL CURRENT LIABILITIES                    39,851            38,586

Other Deferred Liabilities                       3,157             3,060

Commitments and Contingencies                        -                -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
 shares authorized; issued 11,217,144 shares       312               312
 Additional paid-in capital                      4,928             4,928
 Retained earnings                             213,056           205,126
 Treasury stock, at cost, 1,784,000 shares
 at November 30, 1997 and 1,551,000 shares
 at May 31, 1997                               (41,060)          (34,145)

TOTAL SHAREHOLDERS' EQUITY                     177,236           176,221

                                           $   220,244         $ 217,867




The accompanying notes are a part of the consolidated financial statements.
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and six-month periods ended November 30, 1997 and 1996
(Unaudited)

(Dollars in thousands except per share data)


                            Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1997       1996        1997       1996

Sales                      $ 160,279  $ 164,378    $ 321,911  $ 335,914

Cost of sales                132,143    135,171      265,234    275,043

Gross profit                  28,136     29,207       56,677     60,871

Selling and administrative
 expenses                     20,712     21,170       41,635     43,683

Operating earnings             7,424      8,037       15,042     17,188

Interest income                1,518      1,560        2,992      3,186

(Loss) gain on sale of
 property, plant and
 equipment                        (7)       962           (5)       962

Earnings before income taxes   8,935     10,559       18,029     21,336

Provision for income taxes:
      Federal                  2,940      3,430        5,920      6,930
      State                      640        790        1,280      1,600

                               3,580      4,220        7,200      8,530

Net earnings                   5,355      6,339       10,829     12,806

Retained earnings,
 beginning of period         209,150    195,274      205,126    190,393

                             214,505    201,613      215,955    203,199

Less, cash dividends paid      1,449      1,538        2,899      3,124

Retained earnings,
 end of period             $ 213,056  $ 200,075    $ 213,056  $ 200,075

Net earnings per share         $ .56      $ .62        $1.13      $1.24

Cash dividends per share       $ .15      $ .15        $ .30      $ .30

Weighted average common
 shares outstanding        9,509,957 10,162,287    9,588,477 10,310,560


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1997 and 1996
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                   1997          1996
Cash Flows From Operating Activities:
  Net earnings                                  $  10,829      $12,806

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (2,992)      (3,186)
    Loss (gain) on sale of property, plant &
     equipment                                          5         (962)
    Depreciation                                    1,803        1,796
    Amortization of discount or premium on
     U.S. Treasury Notes                              (34)          (8)
    Working capital items:
      Accounts receivable                           6,815       10,869
      Inventories                                     575         (287)
      Other current assets                            577          317
      Accounts payable, trade                      (2,318)        (607)
      Accrued liabilities                           3,731        4,775
      Income taxes payable                           (148)      (2,814)
    Other assets                                      (29)         (25)
    Other deferred liabilities                         97           30

    Total adjustments                               8,082        9,898

    Net cash provided by operating activities      18,911       22,704

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            254,243      234,932
  Purchase of U.S. Treasury Bills                (264,998)    (274,390)
  Proceeds from maturity of U.S. Treasury Notes      -          30,000
  Interest received from U.S. Treasury Notes          768        1,478
  Proceeds from sale of property, plant
   and equipment                                      224        1,442
  Purchase of property, plant and equipment        (1,394)      (1,748)

    Net cash used in investing activities         (11,157)      (8,286)

Cash Flows From Financing Activities:
  Cash dividends paid                              (2,899)      (3,124)
  Purchase of treasury stock                       (6,915)     (14,243)

Net cash used in financing activities              (9,814)     (17,367)

Net decrease in cash                               (2,060)      (2,949)

Cash at beginning of year                           9,489       10,712

Cash at end of quarter                          $   7,429      $ 7,763



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and six-month periods ended November 30, 1997 and 1996

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1997, the consolidated results of operations for the three and six-month periods ended November 30, 1997 and 1996, and the consolidated cash flows for the six-month periods ended November 30, 1997 and 1996.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1997 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and six-month periods ended November 30, 1997 and 1996


In the first six months of calendar 1997, the Financial Accounting Standards Board issued three statements of financial accounting standards pertaining to earnings per share, reporting comprehensive income, and disclosures about segments of an enterprise. The Corporation has determined the effects on the consolidated financial statements from the adoption of these accounting standards will not be material.

Certain prior year amounts have been reclassified to conform with the current year presentation.

                    Report of Independent Accountants

December 15, 1997

To The Board of Directors and
Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1997 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1997 and 1996 and the consolidated statements of cash flows for the six-month periods ended November 30, 1997 and 1996 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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






PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

At November 30, 1997 cash and investments in U.S. Treasury Bills and Notes totaled $121,450,000, an increase of $10,953,000 from $110,497,000 at May 31, 1997. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $54,064,000 at November 30, 1997, a decrease of $7,967,000 from the balance at May 31, 1997 of $62,031,000. A reduction in trade accounts receivable ($6,815,000) and inventories ($575,000) contributed to this decrease. Current liabilities increased $1,265,000 from May 31, 1997 to $39,851,000 at November 30, 1997. This increase is mainly attributable to a seasonal increase in marketing program accruals ($6,831,000) coupled with decreases in trade accounts payable ($2,318,000), accrued salaries and wages ($1,767,000), accrued liabilites ($546,000), and accrued profit sharing ($1,229,000). Working capital at November 30, 1997 amounted to $135,663,000 compared to $133,942,000 at May 31, 1997. Capital expenditures totaled $1,394,000 in the first half of fiscal 1998 compared to $1,748,000 in the first half of the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment and increase manufacturing efficiencies. An unused production facility was sold in the second quarter of fiscal 1997, resulting in a net gain of $577,000. Cash was also used to purchase $6,915,000 of Company stock in fiscal 1998, compared to $14,243,000 in fiscal 1997. The cash provided by operating activities in fiscal 1998 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


Results of Operations for the Quarter and Six-months Ended November 30,
1997

Sales in the quarter ended November 30, 1997 amounted to $160,279,000, a
2.5 percent decrease from $164,378,000 in the comparable quarter of the prior year. Manufactured housing sales decreased 0.6 percent to $135,851,000 in fiscal 1998 compared to $136,657,000 in fiscal 1997.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Manufactured housing unit sales decreased to 4,620 compared to 4,796 in fiscal 1997. Recreational vehicle sales decreased 11.9 percent to $24,428,000 in the second quarter of fiscal 1998 compared to $27,721,000 in fiscal 1997. Recreational vehicle unit sales decreased to 1,896 compared to 2,055 in fiscal 1997.

Sales during the first half of fiscal 1998 amounted to $321,911,000, a
4.2 percent decrease from $335,914,000 in the comparable period of the prior year. Manufactured housing sales decreased 4.1 percent to $269,001,000 in fiscal 1998 compared to $280,381,000 in fiscal 1997.
Manufactured housing unit sales decreased to 9,181 compared to 9,871 in 1996. Recreational vehicle sales decreased 4.7 percent to $52,910,000 in the first half of fiscal 1998 compared to $55,533,000 in fiscal 1997. Recreational vehicle unit sales decreased to 4,190 compared to 4,289 in fiscal 1997. Sales for this business segment declined because of a reduction in fifth wheel and truck camper sales. Manufactured housing sales for the first half of fiscal 1998 reflect a softening in demand for manufactured housing which began in late calendar 1996.

Cost of sales in the second quarter increased slightly to 82.4 percent of sales from 82.2 in the prior year, while the cost of sales for the first half of the year also increased (82.4 percent in fiscal 1998 vs
81.9 percent in fiscal 1997). The increase in costs is due to the larger proportion of fixed and semi-fixed costs resulting from decreased sales volume.

Selling and administrative expenses for the second quarters of fiscal 1998 and 1997 remained unchanged at 12.9 percent. Selling and administrative expenses for the first half of the fiscal year decreased as a percentage of sales to 12.9 percent from 13.0 percent.

An unused production facility was sold for a $962,000 gain in the second quarter of fiscal 1997. This sale had an impact on net earnings for the period of $577,000 or $.06 per share.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest income amounted to $1,518,000 in the second quarter of fiscal 1998 compared to $1,560,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

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

                                 PART II

Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal
Proceedings" of the Form 10-K for the fiscal year ended May 31, 1997, heretofore filed by the registrant with the Commission.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8K were filed during the second quarter of fiscal
1998.

The Exhibit filed as part of this report is listed below.

     Exhibit No.     Description
        27           Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SKYLINE CORPORATION



DATE:      January 12, 1998
                                                 James R. Weigand
                                            V.P. Finance & Treasurer,
                                             Chief Financial Officer




DATE:      January 12, 1998
                                                 Jon S. Pilarski
                                                   Controller