Form 10-Q
period 1998-02-28
SKYLINE CORP
filed 1998-04-10
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended February 28, 1998

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

                Title of Class               April 10, 1998
                 Common stock                  9,433,144

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:                       2 - 3
                    Consolidated Balance Sheets as
                       of February 28, 1998 and May 31, 1997

                    Consolidated Statements of Earnings and         4
                       Retained Earnings for the three and
                       nine-month periods ended
                       February 28, 1998 and 1997

                    Consolidated Statements of Cash                 5
                       Flows for the nine-month periods
                       ended February 28, 1998 and 1997

                    Notes to the Consolidated Financial         6 - 7
                       Statements

                    Report of Independent Accountants               8

          Item 2.   Management's Discussion and Analysis       9 - 12
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                              13

          Item 6.   Exhibits and Reports on Form 8-K               13

          Signatures                                               13

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

(Dollars in thousands)
                                        February 28, 1998    May 31, 1997
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   8,231       $   9,489

Treasury Bills, at cost plus accrued
 interest, which approximates market              86,005          71,059

Investment in U.S. Treasury Notes                 30,000          29,949

Accounts receivable, trade, less allowance
 for doubtful accounts of $40                     41,547          43,360

Inventories
  Raw materials                                    4,543           5,237
  Work in process                                  4,857           4,756
  Finished goods                                     142               -

Total Inventories                                  9,542           9,993

Other current assets                               6,417           8,678

TOTAL CURRENT ASSETS                             181,742         172,528

Property, Plant and Equipment, at Cost:
  Land                                             5,115           5,336
  Buildings and improvements                      56,814          55,711
  Machinery and equipment                         23,730          22,996

                                                  85,659          84,043

Less accumulated depreciation                     44,708          42,091

  Total Property, Plant and Equipment             40,951          41,952

Other Assets                                       3,543           3,387

                                               $ 226,236       $ 217,867



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        February 28, 1998    May 31, 1997
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                         $  10,301      $   9,742

Accrued salaries and wages                          5,022          5,194

Accrued profit sharing                              2,095          2,659

Accrued marketing programs                         15,636          8,068

Accrued warranty expense                            7,987          7,368

Other accrued liabilities                           4,080          4,906

Income taxes                                            -            649

TOTAL CURRENT LIABILITIES                          45,121         38,586

Other Deferred Liabilities                          3,157          3,060

Commitments and Contingencies                           -              -

Shareholders' Equity:
 Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares         312            312
 Additional paid-in capital                         4,928          4,928
 Retained earnings                                213,778        205,126
 Treasury stock, at cost, 1,784,000 shares
  at February 28, 1998 and 1,551,000 shares
  at May 31, 1997                                 (41,060)       (34,145)

 TOTAL SHAREHOLDERS' EQUITY                        177,958        176,221

                                                 $ 226,236      $ 217,867


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three and nine-month periods ended February 28, 1998 and 1997
(Unaudited)

(Dollars in thousands except per share data)

                            Three-months Ended       Nine-months Ended
                               February 28              February 28
                              1998       1997         1998       1997

Sales                      $ 131,390  $ 117,995    $ 453,301  $ 453,909

Cost of sales                110,492    100,323      375,726    375,366

Gross profit                  20,898     17,672       77,575     78,543

Selling and administrative
 expenses                     18,887     16,159       60,522     59,842

Operating earnings             2,011      1,513       17,053     18,701

Interest income                1,586      1,459        4,578      4,645
Gain (loss) on sale of
 property, plant and
 equipment                         -         66           (5)     1,028

Earnings before income taxes   3,597      3,038       21,626     24,374

Provision for income taxes:
      Federal                  1,214        996        7,134      7,926
      State                      246        225        1,526      1,825

                               1,460      1,221        8,660      9,751

Net earnings                   2,137      1,817       12,966     14,623

Retained earnings,
 beginning of period         213,056    200,075      205,126    190,393

                             215,193    201,892      218,092    205,016

Less cash dividends paid       1,415      1,503        4,314      4,627

Retained earnings,
 end of period             $ 213,778  $ 200,389    $ 213,778  $ 200,389

Basic earnings per share       $ .23      $ .18        $1.36      $1.44

Cash dividends per share       $ .15      $ .15        $ .45      $ .45

Weighted average common
 shares outstanding        9,433,144  9,933,965    9,537,269 10,186,408


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 1998 and 1997
Increase (decrease) in Cash
(Unaudited)
(Dollars in thousands)
                                                     1998          1997
Cash Flows From Operating Activities:
  Net earnings                                  $  12,966     $  14,623

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                               (4,578)       (4,645)
    Depreciation                                    2,787         2,779
    Amortization of discount or premium on
     U.S. Treasury Notes                              (51)          (25)
    Loss (gain) on sale of property, plant
     and equipment                                      5        (1,028)
    Working Capital Items:
      Accounts receivable                           1,813         8,932
      Inventories                                     451          (147)
      Other current assets                          2,261         1,697
      Accounts payable, trade                         559        (3,066)
      Accrued liabilities                           6,625         2,188
      Income taxes payable                           (649)       (3,028)
    Other assets                                     (156)         (108)
    Other deferred liabilities                         97            68

    Total Adjustments                               9,164         3,617

    Net cash provided by operating activities      22,130        18,240

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                            350,700       347,409
  Purchase of U.S. Treasury Bills                (362,207)     (374,113)
  Proceeds from maturity of U.S. Treasury Notes         -        30,000
  Interest received from U.S. Treasury Notes        1,139         1,824
  Proceeds from sale of property, plant
   and equipment                                      227         1,508
  Purchase of property, plant and equipment        (2,018)       (2,449)

    Net cash (used in) provided by investing
    activities                                    (12,159)        4,179

Cash Flows From Financing Activities:
  Cash dividends paid                              (4,314)       (4,627)
  Purchase of treasury stock                       (6,915)      (19,632)

    Net cash used in financing activities         (11,229)      (24,259)

Net decrease in cash                               (1,258)       (1,840)
Cash at beginning of year                           9,489        10,712

Cash at end of quarter                          $   8,231     $   8,872

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and nine-month periods ended February 28, 1998 and 1997

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 1998, the consolidated results of operations for the three and nine-month periods ended February 28, 1998 and 1997, and the consolidated cash flows for the nine-month periods ended February 28, 1998 and 1997.

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

The Corporation and its subsidiaries were contingently liable at February 28, 1998 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three and nine-month periods ended February 28, 1998 and 1997

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was adopted for the three month period ending February 28, 1998. The Statement establishes standards for computing earnings per share (EPS) by replacing the Corporation's presentation of primary EPS with the presentation of basic EPS. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding. All current and prior year EPS amounts reflect the adoption of this new accounting standard. In calendar 1997 two additional standards were issued pertaining to reporting comprehensive income and disclosing segment information. The Corporation has determined the effects on the consolidated financial statements from the adoption of these accounting standards will be immaterial.

Certain prior year amounts have been reclassified to conform with the current year presentation.
                Report of Independent Accountants

March 16, 1998

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 28, 1998 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 28, 1998 and 1997 and the consolidated statements of cash flows for the nine-month periods ended February 28, 1998 and 1997 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICE WATERHOUSE LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 28, 1998 amounted to $131,390,000, an 11.4 percent increase from $117,995,000 in the comparable quarter of the prior year. Manufactured housing sales increased 16.9 percent to $105,762,000 in 1998 compared to $90,467,000 in 1997. Manufactured housing unit sales increased to 3,562 compared to 3,252 in 1997. Recreational vehicle sales decreased 6.9 percent to $25,628,000 in the third quarter of fiscal 1998 compared to $27,528,000 for the same period last year. Recreational vehicle unit sales decreased to 2,014 compared to 2,075 in 1997.

Manufactured housing sales increased due to strengthening demand for multi-section homes, which have a higher average selling price compared to single section homes. The decline in recreational vehicle sales is primarily due to a continued reduction in fifth wheel and truck camper sales.

Cost of sales in the third quarter decreased to 84.1 percent of sales compared with 85.0 percent in 1997. The decrease in costs is primarily due to a reduction in material costs.

Selling and administrative expenses for the third quarter were 14.4 percent of sales compared with 13.7 percent in 1997. The increase is primarily due to a rise in the costs of marketing programs driven by higher manufactured housing sales.

Interest income amounted to $1,586,000 in the third quarter of fiscal 1998 compared to $1,459,000 one year earlier. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Year-To-Date Compared to the Same Period Last Year

Sales during the first nine months of fiscal 1998 amounted to $453,301,000, a 0.1 percent decrease from $453,909,000 in the comparable period of the prior year. Manufactured housing sales increased 1.1 percent to $374,763,000 in 1998 compared to $370,849,000 in 1997. Manufactured housing unit sales decreased to 12,743 compared to 13,123 in 1997. Recreational vehicle sales decreased 5.4 percent to $78,538,000 in the first nine months of fiscal 1998 compared to $83,060,000 in fiscal 1997. Recreational vehicle unit sales decreased to 6,204 compared to 6,364 in 1997.

The strong increase in manufactured housing sales for the third fiscal quarter reversed a trend of declining sales occurring in this business segment in the two previous quarters. The continued decline in recreational vehicle sales is caused by lower fifth wheel and truck camper sales as previously reported.

Cost of sales for year-to-date fiscal 1998 increased slightly to 82.9 percent of sales compared with 82.7 percent in 1997. The increase in costs is due to the larger proportion of fixed and semi-fixed costs resulting from decreased sales volume.

Selling and administrative expenses in the first nine months of fiscal 1998 increased as a percentage of sales to 13.4 percent from 13.2 percent in fiscal 1997. This increase was due primarily to the rise in marketing program costs in the third quarter.

The gain on sale of property, plant and equipment for the first nine months of fiscal 1997 includes $962,000 from the sale of an unused production facility. This sale had an impact on net earnings for the period of $577,000, or $.06 per share.

Income Taxes

The provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At February 28, 1998 cash and investments in U.S. Treasury Bills and
Notes totaled $124,236,000, an increase of $13,739,000 from $110,497,000 at May 31, 1997. Current assets exclusive of cash and investments in U.S. Treasury Bills and Notes totaled $57,506,000 at February 28, 1998, a decrease of $4,525,000 from the balance at May 31, 1997 of $62,031,000. A reduction in trade accounts receivable ($1,813,000) and other assets ($2,261,000) were the main contributors to this decrease. Current liabilities increased $6,535,000 from May 31, 1997 to $45,121,000 at February 28, 1998. This increase can mainly be attributed to the seasonal increase in marketing program accruals ($7,568,000). Working capital at February 28, 1998 amounted to $136,621,000 compared to $133,942,000 at May 31, 1997. Capital expenditures totaled $2,018,000 in the first nine months of fiscal 1998 compared to $2,449,000 in the first nine months of the prior year.
Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment and increase manufacturing efficiencies. Cash was also used to purchase $6,915,000 of Company stock in fiscal 1998, compared to $19,632,000 in fiscal
1997. The cash provided by operating activities in fiscal 1998 is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

Year 2000

In February 1997 the Corporation responded to the Year 2000 issue by starting a project that will update its computer systems. The project is progressing as scheduled and is expected to be completed by December 31, 1998. Management does not anticipate any significant impact on Company operations resulting from the use of its computer systems beyond 1999. The estimated cost of this project, which is being expensed as incurred, is not expected to have a material effect on results of operations, liquidity or capital resources.

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

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the third quarter of fiscal 1998. The Exhibit filed as part of this report is listed below.

    Exhibit No.     Description
       27           Financial Data Schedule



                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:      April 10, 1998
                                                James R. Weigand
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer



DATE:      April 10, 1998
                                                Jon S. Pilarski
                                                  Controller