Form 10-K
period 1998-05-31
SKYLINE CORP
filed 1998-08-07
CIK 90896

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.    20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998        Commission File No. 1-4714

                            SKYLINE CORPORATION
          (Exact name of registrant as specified in its charter)

                   Indiana                            35-1038277
          (State of Incorporation)          (IRS Employer Identification No.)

        2520 Bypass Road, Elkhart, Indiana               46514
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  219-294-6521

        Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 17, 1998               which Registered

Common Stock                9,433,144          New York Stock Exchange

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

                                  X

The aggregate market value of the voting stock held by non-affiliates of the registrant (7,856,279 shares) based on the closing price on the New York Stock Exchange on July 17, 1998 was $270,550,608.

                   DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                       Form 10-K

Proxy Statement dated August 7, 1998             Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 28, 1998.

                   (This page left intentionally blank)

                                 FORM 10-K
                           CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1998 Annual Meeting of Shareholders to be held on September 28, 1998 (its "1998 Proxy Statement"). The following cross-reference index shows the page locations in the 1998 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1998 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                           1998
                                               Form         Proxy
                                               10-K       Statement

           PART I

Item  1.   Business...........................   6

Item  2.   Properties.........................  11

Item  3.   Legal Proceedings..................  12

Item  4.   Submission of Matters to a Vote
           of Security Holders................  12

           PART II

Item  5.   Market for the Registrant's Common
           Stock and Related Stockholder
           Matters............................  12

Item  6.   Selected Financial Data............  13

Item  7.   Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations..........  14

Item  8.   Financial Statements and
           Supplementary Data:
             Index to Consolidated Financial
               Statements.....................  19
             Report of Independent Accountants  20
             Consolidated Balance Sheets......  21
             Consolidated Statements of
               Earnings and Retained Earnings.  23
             Consolidated Statements of
               Cash Flows ....................  24
             Notes to Consolidated Financial
               Statements.....................  26
             Financial Summary by Quarter.....  31

                                 FORM 10-K
                           CROSS-REFERENCE INDEX
                                (Continued)

                                                            1998
                                               Form         Proxy
                                               10-K       Statement
Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  31

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  31            3-4

Item 11.   Executive Compensation............
Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  32

           PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

            (a)  1. Financial Statements......  33
                      All other schedules are
                       omitted because they are
                       not applicable or the
                       required information is
                       shown in the financial
                       statements or notes
                       thereto.
                 2. Index to Exhibits.........  33

            (b)Reports on Form 8K.............  33

SIGNATURES..................................... 34

                                  PART I

Item 1.    Business

           General Development of Business

           Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the "Corporation") design, produce and distribute manufactured housing (mobile homes and multi-sectional homes) and recreational vehicles (travel trailers, including park models and fifth wheels, and truck campers).

           The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 17,293 manufactured homes in fiscal year 1998.

           The Corporation's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

           The Corporation's recreational vehicles are sold under the "Nomad," "Layton," "Aljo" and "Mountain View" trademarks for travel trailers and fifth wheels and the "WeekEnder" trademark for truck campers.

           In fiscal year 1998 manufactured homes represented 82% of total sales, while recreational vehicles accounted for the remaining 18%. In the prior year the sales dollars were 81% manufactured homes and 19% recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

           The Corporation's manufac tured homes are distributed by approximately 770 de alers at 1,390 locations throughout the United States and recreational vehicles are distributed by approximately 350 dealers at 400 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

           The Corporation provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. The warranties are backed by a corporate service department and an extensive field service system.

           The Corporation's products are sold to dealers either through floor plan financing with various financial institutions or on a cash on delivery basis. Payments to the Corporation are made either directly by the dealer or by financial institutions which have agreed to finance dealer purchases of the Corporation's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years.

           Raw Materials and Supplies

           The Corporation is basically an assembler of components purchased from outside sources. The major components used by the Corporation are lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time, the Corporation is obtaining sufficient materials to fulfill its needs.

           Patents, Trademarks, Licenses, Franchises and Concessions

           The Corporation does not rely upon any terminable or nonrenewable rights such as patents or licenses or franchises under the trademarks or patents of others, in the conduct of any segment of its business.

           Seasonal Fluctuations

           While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation's northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

           Inventory

           The Corporation does not build significant inventories of either finished goods or raw materials at any time. It does not deliver on consignment.

           Dependence Upon Individual Customers

           The Corporation does not rely upon any single dealer for a significant percentage of its business in any industry segment.

           Backlog

           The Corporation does not consider as significant in its business the existence and extent of backlog at any given date. Because the Corporation's production is based on dealers' orders, which continuously fluctuate, and a relatively short manufacturing cycle, the existence of a backlog does not provide a reliable indication of the status of the Corporation's business.

           Government Contracts

           The Corporation has had no significant contracts during the past three years.


           Competitive Conditions

           The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Corporation's competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers.

           The Manufactured Housing Institute reported that the industry produced approximately 353,400 homes in calendar year 1997. In the same period, the Corporation produced 17,033 units for a 4.8% market share. In calendar year 1996, approximately 363,400 homes were manufactured by the industry. In that period the Corporation produced 18,791 homes for a 5.2% market share.

           The recreational vehicle industry produced 438,800 units in calendar year 1997 compared to 466,800 units in calendar year 1996. The following table shows the Corporation's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1997  Calendar Year 1996
                                  Industry Skyline    Industry Skyline

           Travel Trailers          78,800   5,772      75,400   5,369

           Fifth Wheels             52,800   2,321      48,500   2,660

           Park Models               7,500     644       6,800     675

           Truck Campers            10,300     299      11,000     402


           Both the manufactured housing and recreational vehicle segments of the Corporation's business are dependent upon the availability of financing to dealers and retail financing. Consequently, increases in interest rates and/or tightening of credit through governmental action or otherwise have adversely affected the Corporation's business in the past and may do so in the future.

           The Corporation considers it impossible to predict the future occurrence, duration or severity of cost or availability problems in financing either manufactured homes or recreational vehicles. To the extent that they occur, such public concerns will affect sales of the Corporation's products.

           Regulation

           The manufacture, distribution and sale of manufactured homes and recreational vehicles are subject to government regulations in both the United States and Canada, at federal, state or provincial and local levels.

           Environmental Quality

           The Corporation believes that compliance with federal, state and local requirements respecting environmental quality will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.

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

           Some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. In addition, the Corporation has voluntarily subjected itself to third party inspection of all of its products nationwide in order to further assure the Corporation, its dealers, and customers of compliance with established standards.

           The Corporation's travel trailers continue to be subject to safety standards and recall and other regulations promulgated by the U.S. Department of Transportation under the National Traffic and Motor Vehicle Safety Act of 1966, as well as state laws and regulations.

           The Corporation's operations are subject to the Federal Occupational Safety and Health Act, and are routinely inspected thereunder.

           The transportation and placement (in the case of manufactured homes) of the Corporation's products are subject to state highway use regulations and local ordinances which control the size of units that may be transported, the roads to be used, speed limits, hours of travel, and allowable locations for manufactured homes and parks. The Corporation is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.

           Manufactured homes and recreational vehicles may be subject to the Magnuson-Moss Warranty - Federal Trade Commission Improvement Act, which regulates warranties on consumer products. The Corporation believes that its existing warranties meet all requirements of the Act.

           HUD has promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD's established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation.

           Number of Employees

           The Corporation employs approximately 3,500 people at the present time.

Item 2.    Properties

           The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

           The Corporation's 25 manufacturing plants, all of which are owned, are as follows:

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

           It is extremely difficult to determine the unit productive capacity of the Corporation because of the ever-changing product mix.

           The Corporation believes that its plant facilities and machinery and equipment are well maintained and are in good operating condition.

Item 3.    Legal Proceedings

           Neither the Corporation nor any of its subsidiaries is a party to any pending legal proceeding which could have a material effect on operations.

Item 4.    Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                      PART II


Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters

           Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 15 cents ($0.15) per share was paid in fiscal 1998 and in 1997. At May 31, 1998, there were approximately 1,700 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 1998 and 1997.

                           1998                  1997

           Quarter    High       Low         High      Low

           First     $30        $24-1/4     $26-3/4   $23-5/8

           Second    $30-1/2    $26-3/8     $28-5/8   $25

           Third     $31-15/16  $25-5/16    $27-1/8   $23-1/8

           Fourth    $32-9/16   $28-5/8     $24-7/8   $21

Item 6.    Selected Financial Data

           Dollars in thousands except per share data

                             1998      1997      1996      1995      1994

           FOR THE YEAR
           Sales          $623,395  $613,191  $645,956  $642,118  $580,144
           Net earnings   $ 19,946  $ 20,831  $ 19,683  $ 15,342  $ 14,991
           Cash dividends
            paid          $  5,729  $  6,098  $  5,477  $  5,351  $  5,384
           Capital
            expenditures  $  3,069  $  3,285  $  2,971  $ 16,385  $  8,090
           Depreciation   $  3,775  $  3,745  $  3,479  $  3,404  $  2,879


           AT YEAR END
           Working
            capital       $142,185  $133,942  $ 80,761  $ 74,090  $ 47,759
           Current ratio     4.1:1     4.5:1     2.9:1     3.2:1     2.3:1
           U.S. Treasury
            Notes         $      -  $ 29,949  $ 59,907  $ 59,917  $ 89,912
           Property,
            plant and
            equipment,
            net           $ 40,951  $ 41,952  $ 43,400  $ 45,256  $ 32,330

           Total assets   $233,004  $217,867  $230,336  $215,464  $208,531
           Shareholders'
            equity        $183,523  $176,221  $184,267  $179,732  $170,383


           PER SHARE
           Basic earnings $   2.10  $   2.07  $   1.84  $   1.38  $   1.34
           Cash dividends $    .60  $    .60  $    .51  $    .48  $    .48
           Shareholders'
            equity        $  19.46  $  18.23  $  17.43  $  16.16  $  15.27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


           Results of Operations - Fiscal 1998 Compared to Fiscal 1997

           Sales in 1998 were $623,395,000, an increase of $10,204,000 from $613,191,000 in 1997. Manufactured housing sales totaled $510,465,000 for 1998 compared to $494,691,000 in 1997.
           Manufactured housing unit sales decreased to 17,293 units compared to 17,512 units. Sales in this business segment increased due to a reversal in the second half of 1998 of an overall industry slowdown that began in November 1996. Sales also rose due to strengthening demand for multi-section homes, which have a higher selling price compared to a single section home. Recreational vehicle sales decreased to $112,930,000 in 1998 compared to $118,500,000 in 1997. Recreational vehicle unit sales decreased to 8,979 in 1998 compared to 9,103 in 1997. The decline in this segment's sales is primarily due to a continued reduction in fifth wheel and truck camper sales.

           Cost of sales in 1998 was 82.4% of sales compared to 82.7% in 1997. Manufactured housing cost of sales in 1998 decreased to 81.6% of sales compared to 81.8% in 1997. Recreational vehicle cost of sales in 1998 decreased to 86.3% of sales compared to 86.4% in 1997. The decreases are primarily due to a reduction in raw material cost.

           Selling and administrative expenses in 1998 increased as a percentage of sales to 13.2% from 12.9% in 1997. The increase is due primarily to a rise in the costs of marketing programs driven by higher manufactured housing sales.

           Manufactured housing operating earnings as a percentage of sales were 5.5% in 1998 and 1997. Recreational vehicle operating earnings as a percentage of sales decreased to 3.6% of sales in 1998 from 3.8% of sales in 1997.

           Interest income amounted to $6,233,000 in 1998 compared to $6,047,000 in 1997. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels during the period and marginally higher yields.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

           Results of Operations - Fiscal 1997 Compared to Fiscal 1996

           Sales in 1997 were $613,191,000, a decrease of $32,765,000 from
           $645,956,000 in 1996. Manufactured housing sales totaled $494,691,000 for 1997 compared to $542,519,000 in 1996.
           Manufactured housing unit sales decreased to 17,512 units compared to 20,301 units in 1996. Sales for 1997 were depressed by severe weather conditions in some parts of the country during the third quarter and by a decline in manufactured housing demand during some of the year. November 1996 marked the first month since November 1991 that industry shipments were below the same month of the prior year, and this trend continued through March 1997. In addition, many dealers were reducing inventories because of overstocked conditions relative to current end consumer demand. Recreational vehicle sales increased to $118,500,000 in 1997 compared to $103,437,000 in 1996. Recreational vehicle unit sales increased to 9,103 in 1997 compared to 8,341 in 1996. The recreational vehicle sales reflect a partial reversal of 1996's overall industry slowdown in the RV marketplace, although sales have not yet recovered to 1995's level of $136,450,000 and 11,315 units.

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

           Manufactured housing operating earnings as a percentage of sales were 5.5% in 1997 and 6.0% in 1996, the result of decreased gross margins. Recreational vehicle operating earnings as a percentage of sales increased to 3.8% of sales in 1997 from a small loss of less than 0.1% of sales in 1996. Recreational vehicle earnings benefitted from the decreased cost of sales discussed above and lower costs of marketing programs during 1997.

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

           Liquidity and Capital Resources

           At May 31, 1998 cash and short-term investments in U.S. Treasury Bills totaled $128,783,000, an increase of $18,286,000 from $110,497,000 at May 31, 1997. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $59,699,000 at the end of fiscal 1998, a decrease of $2,332,000 from the balance at May 31, 1997 of $62,031,000. Decreases in other current assets ($1,729,000) and inventories ($838,000) were the main causes of this change. Current liabilities increased $7,711,000 from May 31, 1997 to $46,297,000 at May 31, 1998.
           This change can mainly be attributed to increased income taxes payable ($1,811,000), accounts payable ($3,130,000), accrued salaries and wages ($385,000), accrued warranty expense ($848,000), and accrued marketing programs ($1,203,000). Working capital at May 31, 1998 amounted to $142,185,000 compared to $133,942,000 at May 31, 1997.

           Capital expenditures totaled $3,069,000 in fiscal 1998 compared to $3,285,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment and increase manufacturing efficiencies. Cash was also used to purchase $6,915,000 of the Corporation's stock in fiscal 1998, compared to $22,779,000 in fiscal 1997. The cash provided by operating activities in fiscal 1999, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

           Year 2000

           The Year 2000 issue pertains to computer programs using two digits rather than four to define the applicable year. Many of the Corporation's computer programs were written using the common practice of defining a year with two digits. As the year 2000 approaches, programs with date-related logic will be unable to distinguish between the years 1900 and 2000. Potential problems arising include software and hardware failing, errors occurring in calculations, or information being presented in an unusable format. In February 1997 the Corporation responded to the Year 2000 issue by starting a project designed to update its computer systems. This project entails changing computer code of programs developed internally and upgrading software originally purchased from third party vendors. The project is progressing as scheduled and is expected to be completed by December 31, 1998. Management does not anticipate any significant impact on the Corporation's operations resulting from the use of its computer systems beyond 1999. The Corporation is also communicating with large customers and significant suppliers of goods and services to determine these entities' readiness to resolve their own Year 2000 issues. There is no assurance that any customer or supplier will be Year 2000 compliant, however any potential lack of compliance is not expected to have an adverse impact to the Corporation. The estimated cost of this project, which is being expensed as incurred, is not expected to have a material effect on the Corporation's results of operations, liquidity or capital resources. The above information is based on management's best estimates, and no guarantee can be made that these estimates will be achieved.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

           Forward Looking Information

           Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to general economic conditions, interest rate levels, consumer confidence, market demographics, competitive pressures, and the success of implementing administrative strategies.

Item 8.    Financial Statements and Supplementary Data

           Index to Consolidated Financial Statements

           Financial Statements:

           Report of Independent Accountants...........  20

           Consolidated Balance Sheets.................  21

           Consolidated Statements of Earnings
           and Retained Earnings.......................  23

           Consolidated Statements of Cash Flows.......  24

           Notes to Consolidated Financial Statements..  26

           Financial Summary by Quarter................  31

                     REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and Board of Directors of Skyline
      Corporation


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP

      Chicago, Illinois
      June 15, 1998

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1998 and 1997
      Dollars in thousands

      ASSETS
                                            1998          1997
      Current Assets
      Cash                              $ 10,667      $  9,489
      Treasury Bills, at cost plus
       accrued interest                  118,116        71,059
      Investment in U.S. Treasury Notes        -        29,949
      Accounts receivable, trade,
       less allowance for doubtful
       accounts of $40                    42,898        43,360
      Inventories
        Raw materials                      4,248         5,237
        Work in process                    4,907         4,756

      Total Inventories                    9,155         9,993

      Deferred income tax benefits         6,104         5,407

      Other current assets                 1,542         3,271

      Total Current Assets               188,482       172,528

      Property, Plant and Equipment,
       At Cost
      Land                                 5,136         5,336
      Buildings and improvements          57,388        55,711
      Machinery and equipment             24,010        22,996

                                          86,534        84,043

      Less accumulated depreciation       45,583        42,091

      Total Property, Plant and
       Equipment                          40,951        41,952

      Other Assets                         3,571         3,387

                                        $233,004      $217,867




      The accompanying notes are a part of the consolidated financial statements.

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1998 and 1997
      Dollars in thousands except per share data

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                            1998          1997

      Current Liabilities
      Accounts payable, trade           $ 12,872      $  9,742
      Accrued salaries and wages           5,579         5,194
      Accrued profit sharing               2,760         2,659
      Accrued marketing programs           9,271         8,068
      Accrued warranty expense             8,216         7,368
      Other accrued liabilities            5,139         4,906
      Income taxes                         2,460           649

      Total Current Liabilities           46,297        38,586

      Other Deferred Liabilities           3,184         3,060

      Commitments and Contingencies            -             -

      Shareholders' Equity
      Common stock, $.0277 par value,
       15,000,000 shares authorized;
      Issued 11,217,144 shares               312           312
      Additional paid-in capital           4,928         4,928
      Retained earnings                  219,343       205,126
      Treasury stock, at cost, 1,784,000
       shares in 1998 and 1,551,000
       shares in 1997                    (41,060)      (34,145)

      Total Shareholders' Equity         183,523       176,221

                                        $233,004      $217,867



      The accompanying notes are a part of the consolidated financial statements.

   Skyline Corporation and Subsidiary Companies

   Consolidated Statements of Earnings and Retained Earnings
   For the Years Ended May 31, 1998, 1997, and 1996
   Dollars in thousands except per share data

                                        1998        1997        1996

   EARNINGS

   Sales                            $623,395    $613,191    $645,956

   Cost of sales                     513,643     507,045     533,723

   Gross profit                      109,752     106,146     112,233

   Selling and administrative
    expenses                          82,482      79,023      84,680

   Operating earnings                 27,270      27,123      27,553

   Interest income                     6,233       6,047       6,192

   (Loss) gain on sale of property,
    plant and equipment                 (164)      1,532        (793)

   Earnings before income taxes       33,339      34,702      32,952

   Provision for income taxes
     Federal                          11,107      11,381      10,800
     State                             2,286       2,490       2,469

                                      13,393      13,871      13,269

   Net earnings                     $ 19,946    $ 20,831    $ 19,683

   Basic earnings per share         $   2.10    $   2.07    $   1.84

   Weighted average common shares
    outstanding                    9,511,023  10,070,383  10,710,511

   RETAINED EARNINGS

   Balance at beginning of year     $205,126    $190,393    $176,187

   Add net earnings                   19,946      20,831      19,683

   Less cash dividends paid ($.60
    per share in 1998 and 1997
    and $.51 per share in
    1996)                              5,729       6,098       5,477

   Balance at end of year           $219,343    $205,126    $190,393



    The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 1998, 1997, and 1996
Increase (Decrease) in Cash

Dollars in Thousands
                                        1998      1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                        $ 19,946  $ 20,831    $ 19,683

Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
 Interest income earned on
   U.S. Treasury Bills and Notes      (6,233)   (6,047)     (6,192)
 Depreciation                          3,775     3,745       3,479
 Amortization of discount or premium
   on U.S. Treasury Notes                (51)      (41)         10
 Loss (gain) on sale of property,
   plant and equipment                   164    (1,532)        793
 Working capital items:
   Accounts receivable                   462     5,367      (3,353)
   Inventories                           838       629       4,183
   Other current assets                1,032       747      (2,179)
   Accounts payable, trade             3,130      (507)        287
   Accrued liabilities                 2,770    (1,634)      7,425
   Income taxes payable                1,811    (2,379)      2,148
 Other assets                           (184)     (225)       (207)
 Other deferred liabilities              124        97         477

Total Adjustments                      7,638    (1,780)      6,871

 Net cash provided by operating
  activities                          27,584    19,051      26,554


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 1998, 1997, and 1996
Increase (Decrease) in Cash

Dollars in Thousands
                                        1998      1997       1996
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale or maturity
  of U.S. Treasury Bills             452,570   499,845    252,486
 Proceeds from maturity of
  U.S. Treasury Notes                 30,000    30,000          -
 Purchase of U.S. Treasury Bills    (494,538) (522,677)  (265,162)
 Interest received from
  U.S. Treasury Notes                  1,144     2,200      3,644
 Proceeds from sale of property,
  plant and equipment                    131     2,520        555
 Purchase of property, plant
  and equipment                       (3,069)   (3,285)    (2,971)

Net cash (used in) provided by
 investing activities                (13,762)    8,603    (11,448)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                  (5,729)   (6,098)    (5,477)
 Purchase of treasury stock           (6,915)  (22,779)    (9,671)

 Net cash used in financing
  activities                         (12,644)  (28,877)   (15,148)

Net increase (decrease) in cash        1,178    (1,223)       (42)
 Cash at beginning of year             9,489    10,712     10,754

 Cash at end of year                $ 10,667  $  9,489   $ 10,712




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

Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $12.3 million, $16.1 million and $13.0 million in 1998, 1997 and 1996, respectively.

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

Notes to Consolidated Financial Statements

Investments -- The Corporation invests in United States Government securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):


                           Gross          Gross       Gross       Fair
                       Amortized     Unrealized  Unrealized     Market
                            Cost          Gains      Losses      Value
May 31, 1998
U.S. Treasury Bills      118,116            -             -    118,116
U.S. Treasury Notes            -            -             -          -

Total                    118,116            -             -    118,116


May 31, 1997
U.S. Treasury Bills       71,059            -             -     71,059
U.S. Treasury Notes       29,949            -          (108)    29,841

Total                    101,008            -          (108)   100,900


At May 31, 1998, the U.S. Treasury Bills mature within one year. The Corporation does not have any other financial instruments which have market values differing from recorded values.

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

Earnings Per Share -- SFAS No. 128, "Earnings per Share," was adopted in the third fiscal quarter of 1998. The Statement establishes standards for computing earnings per share (EPS) by replacing the Corporation's presentation of primary EPS with the presentation of basic EPS. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding. All current and prior year EPS amounts reflect the adoption of this new accounting standard.

Comprehensive Income -- SFAS No. 130, "Reporting Comprehensive Income," was issued in the first quarter of fiscal 1998, establishing standards for reporting comprehensive income. Comprehensive income consists of net income and other comprehensive income, defined as revenues, expenses, gains, and losses recorded directly to equity. This statement is not applicable to the Corporation because it does not have components that are currently considered other comprehensive income, such as foreign currency items, pension liability adjustments, or certain investments in debt and equity securities.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies, continued

Segment Information -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997.
This statement, which the Corporation will adopt in fiscal 1999, establishes standards for the way public enterprises report segment information in both interim and annual financial statements. The Corporation anticipates that segment information reported upon the adoption of this statement will be similar to that which is currently reported.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards will not be material.

Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 1998 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

NOTE 3 Purchase of Treasury Stock

The Corporation's board of directors from time to time has authorized the repurchase of shares of the Corporation's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 1998 the Corporation acquired 233,000 shares of its common stock for $6,915,000, in fiscal 1997 it acquired 906,400 shares for $22,779,000, and in fiscal 1996 it acquired 548,100 shares for $9,671,000. The effect of the aggregate repurchases on basic earnings per share was $.32 per share in 1998, $.21 per share in 1997 and $.08 per share in 1996. At May 31, 1998, the Corporation had authorization to repurchase an additional 433,144 shares of its common stock.

NOTE 4 Employee Benefits

A) PROFIT SHARING PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended
May 31, 1998, 1997 and 1996, contributions to the Plans were
$2,661,000, $2,575,000 and $2,594,000, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Employee Benefits, continued

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 8.0% in 1998 and 1997 and 7.5% in 1996. The amount charged to operations under these arrangements was $285,000 in fiscal 1998, 1997 and 1996.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information

Dollars in thousands

                                   1998       1997       1996
SALES
Manufactured housing           $510,465   $494,691   $542,519
Recreational vehicles           112,930    118,500    103,437
Total sales                    $623,395   $613,191   $645,956

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing         $ 27,849   $ 27,167   $ 32,297
  Recreational vehicles           4,050      4,550        (79)
  General corporate expenses     (4,629)    (4,594)    (4,665)

Total operating earnings         27,270     27,123     27,553
Interest income                   6,233      6,047      6,192
(Loss) gain on sale of
 property, plant and equipment     (164)     1,532       (793)

Earnings before income taxes   $ 33,339   $ 34,702   $ 32,952

IDENTIFIABLE ASSETS
OPERATING ASSETS
  Manufactured housing         $ 95,859   $ 96,100   $105,704
  Recreational vehicles          19,029     20,759     20,344
Total operating assets          114,888    116,859    126,048

U.S. TREASURY BILLS             118,116     71,059     44,381

U.S. TREASURY NOTES                   -     29,949     59,907

Total assets                   $233,004   $217,867   $230,336

DEPRECIATION
  Manufactured housing         $  3,255   $  3,171   $  2,995
  Recreational vehicles             520        574        484
Total depreciation             $  3,775   $  3,745   $  3,479

CAPITAL EXPENDITURES
  Manufactured housing         $  2,713   $  3,003   $  2,804
  Recreational vehicles             356        282        167
Total capital expenditures     $  3,069   $  3,285   $  2,971

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

Skyline Corporation and Subsidiary Companies

Financial Summary By Quarter

Unaudited
Dollars in thousands except per share data

1998                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Year
Sales                  $161,632  $160,279  $131,390  $170,094 $623,395
Gross profit             28,541    28,136    20,898    32,177  109,752
Net earnings              5,474     5,355     2,137     6,980   19,946
Basic earnings per
 share                      .57       .56       .23       .74     2.10

1997                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr    Year
Sales                  $171,536  $164,378  $117,995  $159,282 $613,191
Gross profit             31,663    29,207    17,672    27,604  106,146
Net earnings              6,467     6,339     1,817     6,208   20,831
Basic earnings per
 share                      .62       .62       .18       .65     2.07


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                 PART III


     Item 10.  Executive Officers of the Registrant (Officers are
                            elected annually)

               Name              Age           Position

         Arthur J. Decio          67   Chairman of the Board and
                                         Chief Executive Officer

         Ronald F. Kloska         64   Vice Chairman, Deputy Chief
                                         Executive Officer and Chief
                                         Administration Officer

         William H. Murschel      53    President - Chief
                                          Operations Officer

         Terrence M. Decio        46    Senior Executive Vice
                                          President

         Charles W. Chambliss     48    Vice President - Product
                                          Development and Engineering

         Christopher R. Leader    39    Vice President - Operations

         James R. Weigand         43    Vice President - Finance &
                                          Treasurer and Chief
                                          Financial Officer

         Jon S. Pilarski          35    Controller

   Arthur J. Decio, Chairman of the Board and Chief Executive
   Officer, has been the Corporations's Chairman and Chief
   Executive Officer since its incorporation in 1959.

   Ronald F. Kloska, Vice Chairman, Deputy Chief Executive Officer and Chief Administration Officer, joined the Corporation in 1963 as Treasurer. He was elected Vice President and Treasurer in 1964, Executive Vice President in 1967, President in 1974, Vice Chairman and Chief Administration Officer in 1991, Secretary in 1994, and Deputy Chief Executive Officer in 1995.

   William H. Murschel, President - Chief Operations Officer, joined the Corporation in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

   Terrence M. Decio, Senior Executive Vice President, joined the
   Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, and Senior Executive Vice President in 1993.

   Charles W. Chambliss, Vice President - Product Development and
   Engineering, joined the Corporation in 1973 and was elected
   Vice President in 1996.

   Christopher R. Leader, Vice President - Operations, joined the Corporation and was elected Vice President in 1997. He was previously Vice President - Operations of Trek Bicycle Corporation from October 1994 to 1996. From 1993 to September 1994 he was employed at the Ford Motor Corporation as a Vehicle Evaluation Manager and Production Manager. Trek Bicycle Corporation and the Ford Motor Company are not affiliated with the Corporation.

   James R. Weigand, Vice President - Finance & Treasurer and Chief Financial Officer, joined the Corporation in 1991 as Controller. He was elected an officer in 1994 and Vice President-Finance & Treasurer and Chief Financial Officer in 1997.

   Jon S. Pilarski, Controller, joined the Corporation in 1994 as General Accounting Manager and was elected Controller in 1997.
   He was previously employed as a cost accountant at Zenith Data Systems. Zenith Data Systems is not affiliated with the Corporation.

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


          (a)(2)     Index to Exhibits

                     Exhibits (Numbered according to Item 601 of
                     Regulation S-K, Exhibit Table)

             (3) (i) Articles of Incorporation
             (3)(ii) By-Laws

            (21)     Subsidiaries of the Registrant

            (27)     Financial Data Schedules


          (b)        Reports on Form 8K

                     No reports on Form 8K were filed during the quarter ended May 31, 1998.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYLINE CORPORATION
                                   Registrant

DATE: July 17, 1998                BY:
                                   Ronald F. Kloska, Vice
                                   Chairman, Chief Administration
                                   Officer, Deputy Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE: July 17, 1998                BY:
                                   Arthur J. Decio, Chairman of
                                   the Board and Chief Executive
                                   Officer

DATE:     July 17, 1998            BY:
                                   William H. Murschel, President
                                   and Chief Operations Officer
                                   and Director

DATE: July 17, 1998                BY:
                                   Terrence M. Decio,  Senior
                                   Executive Vice President and
                                   Director

DATE: July 17, 1998                BY:
                                   James R. Weigand, Vice
                                   President - Finance &
                                   Treasurer and Chief Financial
                                   Officer

DATE: July 17, 1998                BY:
                                     Jon S. Pilarski, Controller

DATE: July 17, 1998                BY:
                                   Jerry Hammes, Director

DATE: July 17, 1998                BY:
                                   William H. Lawson, Director

DATE: July 17, 1998                BY:
                                   David Link, Director

DATE: July 17, 1998                BY:
                                   Andrew J. McKenna, Director

DATE: July 17, 1998                BY:
                                   V. Dale Swikert, Director

                              EXHIBIT (3) (i)



                         Articles of Incorporation



No changes were made to the Articles of Incorporation during the fiscal year ended May 31, 1998. The Articles of Incorporation were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1996.


                            EXHIBIT (3) (ii)



                                  By-Laws



No changes were made to the By-Laws during the fiscal year ended
May 31, 1998. The By-Laws were filed with and are incorporated by reference from the Corporation's Form 10K for the fiscal year ended May 31, 1997.

                               EXHIBIT (21)



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



                               EXHIBIT (27)



                         Financial Data Schedules



A copy of the Corporation's Financial Data Schedules filed electronically with the Securities and Exchange Commission with Form 10-K will be furnished to shareholders without charge upon written request to Ronald F. Kloska, Vice Chairman, Chief Administration Officer and Deputy Chief Executive Officer, Skyline Corporation, Post Office Box
743, Elkhart, Indiana 46515.