Form 10-Q
period 1998-08-31
SKYLINE CORP
filed 1998-10-09
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON,  D.C.      20549
                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                  For the Quarter Ended August 31, 1998

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

                                                  Yes   X   No

     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding
                Title of Class             October 7, 1998
                 Common stock                  9,249,944

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of August 31, 1998 and May 31, 1998

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       periods ended August 31, 1998 and 1997

                    Consolidated Statements of Cash               5
                       Flows for the three-month periods
                       ended August 31, 1998 and 1997

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the three-month
                       period ended August 31, 1998

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9 - 11
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            12

          Item 4.   Submission of Matters to a Vote of           12
                    Security Holders

          Item 6.   Exhibits and Reports on Form 8-K             12

          Signatures                                             12

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

(Dollars in thousands)
                                          August 31, 1998   May 31, 1998
                                            (Unaudited)
ASSETS

Current Assets:

Cash                                           $  10,061      $  10,667

Treasury Bills, at cost plus accrued
interest, which approximates market              123,245        118,116

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      44,583         42,898

Inventories
  Raw materials                                    4,167          4,248
  Work in process                                  5,107          4,907
  Finished goods                                     215              -

Total Inventories                                  9,489          9,155

Other current assets                               7,002          7,646

TOTAL CURRENT ASSETS                             194,380        188,482

Property, Plant and Equipment, at Cost:
  Land                                             5,752          5,136
  Buildings and improvements                      58,277         57,388
  Machinery and equipment                         24,307         24,010

                                                  88,336         86,534
Less accumulated depreciation                     46,288         45,583

  Total Property, Plant and Equipment             42,048         40,951

Other Assets                                       3,607          3,571

                                               $ 240,035      $ 233,004



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1998    May 31, 1998
                                            (Unaudited)
Current Liabilities:

Accounts payable, trade                         $ 15,618        $ 12,872

Accrued salaries and wages                         5,946           5,579

Accrued profit sharing                               738           2,760

Accrued marketing programs                        14,123           9,271

Accrued warranty expense                           8,448           8,216

Other accrued liabilities                          3,732           5,139

Income taxes                                       4,726           2,460


TOTAL CURRENT LIABILITIES                         53,331          46,297


Other Deferred Liabilities                         3,266           3,184

Commitments and Contingencies                          -               -

Shareholders' Equity:
Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                224,438         219,343
Treasury stock, at cost, 1,967,200 shares at
  August 31, 1998 and 1,784,000 shares at
  May 31, 1998                                   (46,240)        (41,060)

TOTAL SHAREHOLDERS' EQUITY                       183,438         183,523

                                               $ 240,035       $ 233,004



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1998 and 1997
(Unaudited)

(Dollars in thousands except per share data)

                                          1998         1997

Sales                                $ 171,044    $ 161,632

Cost of sales                          139,553      133,091

Gross profit                            31,491       28,541

Selling and administrative
 expenses                               22,355       20,920

Operating earnings                       9,136        7,621

Interest income                          1,695        1,473

Earnings before income taxes            10,831        9,094

Provision for income taxes:
      Federal                            3,540        2,980
      State                                780          640

                                         4,320        3,620

Net earnings                             6,511        5,474

Retained earnings,
 beginning of period                   219,343      205,126

                                       225,854      210,600

Less cash dividends paid                 1,416        1,450

Retained earnings,
 end of period                       $ 224,438    $ 209,150

Basic earnings per share                 $ .69        $ .57

Cash dividends per share                 $ .15        $ .15

Weighted average common
 shares outstanding                  9,423,344    9,666,144



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1998 and 1997
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)
                                                    1998          1997
Cash Flows From Operating Activities:
  Net earnings                                  $  6,511      $  5,474

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (1,695)       (1,473)
    Depreciation                                     882           904
    Amortization of discount or premium on
     U.S. Treasury Notes                               -           (17)
    Working Capital Items:
      Accounts receivable                         (1,685)       (1,333)
      Inventories                                   (334)         (664)
      Other current assets                           644            38
      Accounts payable, trade                      2,746            31
      Accrued liabilities                          2,022         1,975
      Income taxes payable                         2,266         2,953
   Other assets                                      (36)          (37)
    Other deferred liabilities                        82           134

    Total Adjustments                              4,892         2,511

    Net cash provided by operating activities     11,403         7,985

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           119,020       118,630
  Purchase of U.S. Treasury Bills               (122,454)     (124,420)
  Interest received from U.S. Treasury Notes           -           391
  Proceeds from sale of property, plant
   and equipment                                      13             9
  Purchase of property, plant and equipment       (1,992)         (541)

    Net cash used in investing activities         (5,413)       (5,931)

Cash Flows From Financing Activities:
  Cash dividends paid                             (1,416)       (1,450)
  Purchase of treasury stock                      (5,180)            -

    Net cash used in financing activities         (6,596)       (1,450)

Net (decrease) increase in cash                     (606)          604
Cash at beginning of year                         10,667         9,489

Cash at end of quarter                         $  10,061     $  10,093


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 1998

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1998, the consolidated results of operations for the three-month periods ended August 31, 1998 and 1997, and the consolidated cash flows for the three-month periods ended August 31, 1998 and 1997.

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

The financial data included herein has been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent accountants, whose report is included on page 8 of this filing.

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

The Corporation and its subsidiaries were contingently liable at August 31, 1998 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

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

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 1998

Segment Information -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997.
This statement, which the Corporation will adopt at the end of fiscal 1999, establishes standards for the way public enterprises report segment information in both interim and annual financial statements. The Corporation anticipates that segment information reported upon the adoption of this statement will be similar to that which is currently reported.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards will not be material.

                   Report of Independent Accountants

September 15, 1998

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1998 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1998 and 1997 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1998, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 15, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 1998 were $171,044,000, an increase of $9,412,000 from $161,632,000 in the comparable quarter of the prior year. Manufactured housing sales totaled $140,575,000 compared to $133,150,000. Manufactured housing unit sales slightly decreased from 4,561 to 4,513. During the first quarter of 1998 multi-section homes accounted for 67 percent of all homes shipped by Skyline compared to 58 percent in the first quarter of 1997. Multi-section homes have a higher selling price compared to a single section home. First quarter recreational vehicle sales increased from $28,482,000 in fiscal 1998 to $30,469,000 in fiscal 1999. Recreational vehicle unit sales increased from 2,294 to 2,501. The increase in this segment's sales is primarily due to continued demand for travel trailers.

Cost of sales in the first quarter of 1999 was 81.6 percent of sales compared to 82.3 percent in fiscal 1998. The decrease is primarily due to a reduction in raw material cost.

Quarterly selling and administrative expenses increased from 12.9 percent in fiscal 1998 to 13.1 percent in 1999. The increase is primarily due to a rise in the marketing programs driven by higher manufactured housing sales.

Interest income amounted to $1,695,000 compared to $1,473,000.
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At August 31, 1998 cash and short-term investments in U.S. Treasury Bills totaled $133,306,000, an increase of $4,523,000 from $128,783,000 at May 31, 1998. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $61,074,000 at August 31, an increase of $1,375,000 from May 31, 1998 balance of $59,699,000.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

An increase in accounts receivable ($1,685,000) was the main cause of this change. Current liabilities increased $7,034,000 from $46,297,000 at May 31, 1998 to $53,331,000 at August 31, 1998. An increase in accrued marketing programs ($4,852,000) and in accounts payable ($2,746,000) were contributing causes to the increase. Working capital at August 31, 1998 amounted to $141,049,000 compared to $142,185,000.
Capital expenditures totaled $1,992,000 in the first quarter of fiscal 1999 compared to $541,000 in the previous year. Capital expenditures during the first three months were made primarily to replace or refurbish machinery and equipment and increase manufacturing efficiencies. Cash was also used to purchase $5,180,000 of the Corporation's stock in fiscal 1999's first quarter. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

Year 2000

The Year 2000 issue pertains to computer programs using two digits rather than four to define the applicable year. Many of the Corporation's computer programs were written using the common practice of defining a year with two digits. As the year 2000 approaches, programs with date-related logic will be unable to distinguish between the years 1900 and 2000. Potential problems arising include software and hardware failing, errors occurring in calculations, or information being presented in an unusable format. In February 1997 the Corporation responded to the Year 2000 issue by starting a project designed to update its computer systems. This project entails changing computer code of programs developed internally, upgrading software originally purchased from third party vendors, and replacing hardware that is not Year 2000 compliant. At this date, the majority of the Corporation's programs and hardware are expected to be upgraded, installed, tested, and placed into production by December 31, 1998.
One system module will be upgraded and installed by the aforementioned date, but will be tested and placed into production in the early part of calendar 1999. Management does not anticipate any significant impact on the Corporation's operations resulting from the use of its computer systems beyond 1999. The Corporation is also communicating with large customers and significant suppliers of goods and services to determine these entities' readiness to resolve their own Year 2000 issues.

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

                              PART II

Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal
Proceedings" of the Form 10-K for the fiscal year ended May 31, 1998 heretofore filed by the registrant with the Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 28, 1998, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

    1.   Election of Directors
         Nominee                  Votes For       Votes        Votes
                                                 Against      Withheld
         Arthur J. Decio          7,594,908         0           63,407
         Terrence M. Decio        7,594,225         0           64,090
         Jerry Hammes             7,595,140         0           63,175
         Ronald F. Kloska         7,594,639         0           63,676
         William H. Lawson        7,595,440         0           62,875
         David T. Link            7,593,839         0           64,476
         Andrew J. McKenna        7,595,020         0           63,295
         William H. Murschel      7,593,540         0           64,775
         Dale Swikert             7,595,319         0           62,996

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1999. The Exhibit filed as part of this report is listed below.

    Exhibit No.                        Description
       27                         Financial Data Schedule

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:    October 9, 1998
                                                James R. Weigand
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:    October 9, 1998
                                                 Jon S. Pilarski
                                                    Controller