Form 10-Q
period 1998-11-30
SKYLINE CORP
filed 1999-01-13
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended November 30, 1998

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


                                                  Yes   X   No

     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding

                Title of Class            January 13, 1999
                 Common stock                  8,999,944

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of November 30, 1998 and May 31, 1998

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       and six-month periods ended
                       November 30, 1998 and 1997


                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1998 and 1997

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the six-month
                       period ended November 30, 1998

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9 - 12
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            13

          Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                             13

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        November 30, 1998   May 31, 1998
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   9,252     $   10,667

Treasury Bills, at cost plus accrued
interest, which approximates market              126,993        118,116

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      37,996         42,898

Inventories
  Raw materials                                    4,481          4,248
  Work in process                                  5,262          4,907
  Finished goods                                     138              -

Total Inventories                                  9,881          9,155

Other current assets                               7,013         7,646

TOTAL CURRENT ASSETS                             191,135        188,482

Property, Plant and Equipment, at Cost:
  Land                                             5,801          5,136
  Buildings and improvements                      59,303         57,388
  Machinery and equipment                         24,852         24,010

                                                  89,956         86,534

Less accumulated depreciation                     47,089         45,583

  Total Property, Plant and Equipment             42,867         40,951

Other Assets                                       3,613          3,571

                                               $ 237,615      $ 233,004



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        November 30, 1998    May 31, 1998
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                         $ 11,633        $ 12,872

Accrued salaries and wages                         5,333           5,579

Accrued profit sharing                             1,661           2,760

Accrued marketing programs                        17,664           9,271

Accrued warranty expense                           8,690           8,216

Other accrued liabilities                          5,188           5,139

Income taxes                                         947           2,460

TOTAL CURRENT LIABILITIES                         51,116          46,297

Other Deferred Liabilities                         3,334           3,184

Commitments and Contingencies                          -               -

Shareholders' Equity:
Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                230,334         219,343
Treasury stock, at cost, 2,217,200 shares at
  November 30, 1998 and 1,784,000 shares at
  May 31, 1998
                                                 (52,409)        (41,060)

TOTAL SHAREHOLDERS' EQUITY                       183,165         183,523

                                               $ 237,615       $ 233,004




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 1998 and 1997 (Unaudited)

(Dollars in thousands except per share data)



                            Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1998       1997        1998       1997

Sales                      $ 176,416  $ 160,279    $ 347,459  $ 321,911

Cost of sales                141,759    132,143      281,312    265,234

Gross profit                  34,657     28,136       66,147     56,677

Selling and administrative
 expenses                     24,065     20,719       46,420     41,640

Operating earnings            10,592      7,417       19,727     15,037

Interest income                1,573      1,518        3,268      2,992

Earnings before income taxes  12,165      8,935       22,995     18,029

Provision for income taxes:
      Federal                  3,965      2,940        7,505      5,920
      State                      915        640        1,695      1,280

                               4,880      3,580        9,200      7,200

Net earnings                   7,285      5,355       13,795     10,829
Retained earnings,
 beginning of period         224,438    209,150      219,343    205,126

                             231,723    214,505      233,138    215,955

Less, cash dividends paid      1,389      1,449        2,804      2,899

Retained earnings,
 end of period             $ 230,334  $ 213,056    $ 230,334  $ 213,056

Basic earnings per share        $.80      $ .56        $1.49      $1.13

Cash dividends per share       $ .15      $ .15        $ .30      $ .30

Weighted average common
 shares outstanding        9,118,076  9,509,957    9,271,544  9,588,477




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1998 and 1997
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                    1998          1997
Cash Flows From Operating Activities:
  Net earnings                                  $ 13,795      $ 10,829

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (3,268)       (2,992)
    Depreciation                                   1,762         1,803
    Amortization of discount or premium on
     U.S. Treasury Notes                               -           (34)
    Working Capital Items:
      Accounts receivable                          4,902         6,815
      Inventories                                   (726)          575
      Other current assets                           633           577
      Accounts payable, trade                     (1,239)       (2,318)
      Accrued liabilities                          7,571         3,731
      Income taxes payable                        (1,513)         (148)
    Other assets                                     (42)          (29)
    Other deferred liabilities                       150            97

    Total Adjustments                              8,230         8,077

    Net cash provided by operating activities     22,025        18,906

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           263,248       254,243
  Purchase of U.S. Treasury Bills               (268,857)     (264,998)
  Interest received from U.S. Treasury Notes           -           768
  Proceeds from sale of property, plant
   and equipment                                      27           229
  Purchase of property, plant and equipment       (3,705)       (1,394)

    Net cash used in investing activities         (9,287)      (11,152)

Cash Flows From Financing Activities:
  Cash dividends paid                             (2,804)       (2,899)
  Purchase of treasury stock                     (11,349)       (6,915)

    Net cash used in financing activities        (14,153)       (9,814)

Net decrease in cash                              (1,415)       (2,060)
Cash at beginning of year                         10,667         9,489

Cash at end of quarter                         $   9,252     $   7,429



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 1998

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1998, the consolidated results of operations for the three-month and six-month periods ended November 30, 1998 and 1997, and the consolidated cash flows for the six-month periods ended November 30, 1998 and 1997.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1998 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

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

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 1998

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

                  Report of Independent Accountants

December 15, 1998

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1998 and the related consolidated statements of earnings and retained earnings for the three-month and six-month periods ended November 30, 1998 and 1997 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Quarter and Six-Months Ended November 30, 1998 Compared to the Same Periods Last Year

Sales in the quarter ended November 30, 1998 were $176,416,000, a $16,137,000 increase from $160,279,000 in the prior year. Fiscal year 1999 sales were $347,459,000, a $25,548,000 increase from $321,911,000 in fiscal 1998. Quarterly manufactured housing sales totaled $146,702,000 at November 30, 1998 compared to $135,851,000 at
November 30, 1997. Quarterly unit sales for manufactured homes decreased from 4,620 in 1997 to 4,586 in 1998. Sales in this business segment totaled $287,276,000 from June to November 1998 versus $269,001,000 from June to November 1997. Unit sales for fiscal 1999 were 9,099 compared to fiscal 1998's total of 9,181. The increase in manufactured housing dollar sales is primarily due to an increase in sales of multi-section homes. This product accounted for 67 percent of all homes shipped by Skyline during the first half of fiscal 1999 versus 59 percent for the prior year. In addition, multi-section homes have a higher selling price compared to a single section home. Recreational vehicle sales for the quarter increased $5,286,000 from $24,428,000 in the prior year to $29,714,000. Fiscal 1999 sales also increased to $60,183,000 from fiscal 1998's total of $52,910,000. Quarterly unit sales for recreational vehicles increased from 1,896 in 1997 to 2,284 in 1998. Fiscal 1999 unit sales also increased from 4,190 to 4,785. The increase in this business segment's sales is primarily attributable to continuing demand for travel trailers.

Cost of sales in the second quarter was 80.4 percent of sales compared to prior year's 82.4. Cost of sales for fiscal 1999 was 81 percent versus 82.4 percent. The decrease was primarily due to a reduction in raw material cost.

Quarterly selling and administrative expenses increased from 12.9 percent in fiscal 1998 to 13.6 percent in 1999. Fiscal 1999 expenses were 13.4 percent compared to prior year's 12.9 percent. The increase was mainly due to a rise in the cost of marketing programs driven by higher manufactured housing sales.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest income for fiscal 1999's second quarter amounted to $1,573,000 versus $1,518,000 from prior year. Interest income is directly related to the amount available for investments and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At November 30, 1998 cash and short-term investments in U.S. Treasury Bills totaled $136,245,000, an increase of $7,462,000 from $128,783,000 at May 31, 1998. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $54,890,000 at November 30, a decrease of $4,809,000 from the May 31, 1998 balance of $59,699,000. A decrease in accounts receivable ($4,902,000) was the main cause of this change. Current liabilities increased $4,819,000 from $46,297,000 at May 31, 1998 to $51,116,000 at November 30, 1998. An increase in accrued marketing programs ($8,393,000) coupled with decreases in income taxes ($1,513,000), accrued profit sharing ($1,099,000), and accounts payable ($1,239,000) were the primary reasons for the change. Working capital at November 30 amounted to $140,019,000 compared to $142,185,000 at May 31, 1998. Capital expenditures totaled $3,705,000 in the first two quarters of fiscal 1999 compared to $1,394,000 in the previous year. Capital expenditures during the first six months were made primarily to replace or refurbish machinery and equipment, increase manufacturing efficiencies, and increase manufacturing capacity. Cash was also used to purchase $11,349,000 of the Corporation's stock in fiscal 1999's first and second quarters. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


In February 1997 the Corporation responded to the Year 2000 issue by starting a project designed to update its computer systems. This project entails changing computer code of programs developed internally, upgrading software originally purchased from third party vendors, and replacing hardware that is not Year 2000 compliant. Virtually all of the Corporation's programs and hardware have been upgraded, installed, tested and placed into production. One system module has been upgraded and installed, but will be tested and placed into production in the early part of calendar 1999. Management does not anticipate any significant impact on the Corporation's operations resulting from the use of its computer systems beyond 1999. The Corporation is also communicating with large customers and significant suppliers of goods and services to determine these entities' readiness to resolve their own Year 2000 issues.

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

Other Matters

The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflect current state rates effective for the period based upon activities within the taxable entities.

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

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


On November 16, 1998 the Corporation increased its quarterly dividend 20 percent from $0.15 per share to $0.18 per share. The Corporation also announced its intention to repurchase an additional one million shares of its common stock. The prior repurchase authorization of approximately 2.2 million shares has been completed.

On December 16, 1998, Ronald F. Kloska, Deputy Chief Executive Officer, was promoted to Chief Executive Officer. The Corporation's previous Chief Executive Officer, Arthur J. Decio, continues to serve as
Chairman of the Board. Mr. Kloska also continues to serve as Vice Chairman of the Board.

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 1999. The Exhibit filed as part of this report is listed below.

    Exhibit No.          Description
       27           Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:    January 13, 1999
                                                James R. Weigand
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:    January 13, 1999
                                                 Jon S. Pilarski
                                                    Controller