Form 10-Q
period 1999-02-28
SKYLINE CORP
filed 1999-04-08
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarter Ended February 28, 1999
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

                                          Shares Outstanding
                Title of Class               April 9, 1999
                 Common stock                  8,999,944

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of February 28, 1999 and May 31, 1998

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       and nine-month periods ended
                       February 28, 1999 and 1998

                    Consolidated Statements of Cash               5
                       Flows for the nine-month periods
                       ended February 28, 1999 and 1998

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the nine-month
                       period ended February 28, 1999

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9 - 12
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            13

          Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                             13

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                        February 28, 1999   May 31, 1998
                                           (Unaudited)
ASSETS

Current Assets:

Cash                                           $   6,418     $   10,667

Treasury Bills, at cost plus accrued
interest, which approximates market              125,848        118,116

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      44,970         42,898

Inventories
  Raw materials                                    4,718          4,248
  Work in process                                  5,077          4,907
  Finished goods                                      66              -

Total Inventories                                  9,861          9,155

Other current assets                               6,509          7,646

TOTAL CURRENT ASSETS                             193,606        188,482

Property, Plant and Equipment, at Cost:
  Land                                             5,801          5,136
  Buildings and improvements                      60,425         57,388
  Machinery and equipment                         23,934         24,010

                                                  90,160         86,534

Less accumulated depreciation                     46,921         45,583

  Total Property, Plant and Equipment             43,239         40,951

Other Assets                                       3,727          3,571

                                               $ 240,572      $ 233,004


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                        February 28, 1999    May 31, 1998
                                           (Unaudited)
Current Liabilities:

Accounts payable, trade                         $ 10,025        $ 12,872

Accrued salaries and wages                         6,326           5,579

Accrued profit sharing                             2,383           2,760

Accrued marketing programs                        18,605           9,271

Accrued warranty expense                           8,947           8,216

Other accrued liabilities                          5,351           5,139

Income taxes                                          51           2,460

TOTAL CURRENT LIABILITIES                         51,688          46,297



Other Deferred Liabilities                         3,408           3,184

Commitments and Contingencies                          -               -

Shareholders' Equity:
Common stock, $.0277 par value, 15,000,000
  shares authorized; issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                232,645         219,343
Treasury stock, at cost, 2,217,200 shares at
  February 28, 1999 and 1,784,000 shares at
  May 31, 1998                                   (52,409)        (41,060)

TOTAL SHAREHOLDERS' EQUITY                       185,476         183,523

                                               $ 240,572       $ 233,004


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 1999 and 1998
(Unaudited)

(Dollars in thousands except per share data)

                            Three-months Ended      Nine-months Ended
                               February 28,           February 28,
                             1999       1998        1999       1998

Sales                      $ 145,410  $ 131,390    $ 492,869  $ 453,301

Cost of sales                120,038    110,492      401,350    375,726

Gross profit                  25,372     20,898       91,519     77,575

Selling and administrative
 expenses                     20,308     18,887       66,726     60,527

Operating earnings             5,064      2,011       24,793     17,048

Interest income                1,485      1,586        4,753      4,578

Earnings before income taxes   6,549      3,597       29,546     21,626

Provision for income taxes:
      Federal                  2,130      1,214        9,635      7,134
      State                      490        246        2,185      1,526

                               2,620      1,460       11,820      8,660

Net earnings                   3,929      2,137       17,726     12,966
Retained earnings,
 beginning of period         230,334    213,056      219,343    205,126

                             234,263    215,193      237,069    218,092

Less, cash dividends paid      1,618      1,415        4,424      4,314

Retained earnings,
 end of period             $ 232,645  $ 213,778    $ 232,645  $ 213,778

Basic earnings per share        $.44      $ .23        $1.93      $1.36

Cash dividends per share       $ .18      $ .15        $ .48      $ .45

Weighted average common
 shares outstanding        8,999,944  9,433,144    9,182,006  9,537,269


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 1999 and 1998
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)
                                                    1999          1998
Cash Flows From Operating Activities:
  Net earnings                                  $ 17,726      $ 12,966

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (4,753)       (4,578)
    Depreciation                                   2,796         2,787
    Amortization of discount or premium on
     U.S. Treasury Notes                               -           (51)
    Working Capital Items:
      Accounts receivable                         (2,072)        1,813
      Inventories                                   (706)          451
      Other current assets                         1,137         2,261
      Accounts payable, trade                     (2,847)          559
      Accrued liabilities                         10,647         6,625
      Income taxes payable                        (2,409)         (649)
    Other assets                                    (156)         (156)
    Other deferred liabilities                       224            97

    Total Adjustments                              1,861         9,159

    Net cash provided by operating activities     19,587        22,125

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           352,810       350,700
  Purchase of U.S. Treasury Bills               (355,789)     (362,207)
  Interest received from U.S. Treasury Notes           -         1,139
  Proceeds from sale of property, plant
   and equipment                                     123           232
  Purchase of property, plant and equipment       (5,207)       (2,018)

    Net cash used in investing activities         (8,063)      (12,154)

Cash Flows From Financing Activities:
  Cash dividends paid                             (4,424)       (4,314)
  Purchase of treasury stock                     (11,349)       (6,915)

    Net cash used in financing activities        (15,773)      (11,229)

Net decrease in cash                              (4,249)       (1,258)

Cash at beginning of year                         10,667         9,489

Cash at end of quarter                         $   6,418     $   8,231

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the nine-month period ended February 28, 1999


The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 1999, the consolidated results of operations for the three-month and nine-month periods ended February 28, 1999 and 1998, and the consolidated cash flows for the nine-month periods ended February 28, 1999 and 1998.

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

The Corporation and its subsidiaries were contingently liable at February 28, 1999 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Earnings Per Share -- SFAS No. 128, "Earnings per Share," was adopted in the third quarter of fiscal 1998. The Statement establishes standards for computing earnings per share (EPS) by replacing the Corporation's presentation of primary EPS with the presentation of basic EPS. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding. All current and prior year EPS amounts reflect the adoption of this new accounting standard.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the nine-month period ended February 28, 1999


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

March 12, 1999

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 28, 1999 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 28, 1999 and 1998 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Quarter and Nine-Months Ended
February 28, 1999 Compared to the Same Periods Last Year

Sales in the quarter ended February 28, 1999 were $145,410,000, a $14,020,000 increase from $131,390,000 in the prior year. Fiscal year 1999 sales were $492,869,000, a $39,568,000 increase from $453,301,000 in fiscal 1998. Quarterly manufactured housing sales totaled $119,373,000 at February 28, 1999 compared to $105,762,000 at
February 28, 1998. Quarterly unit sales for manufactured homes increased from 3,562 in 1998 to 3,727 in 1999. Sales in this business segment totaled $406,649,000 from June 1998 to February 1999 versus $374,763,000 from June 1997 to February 1998. Unit sales for fiscal 1999 were 12,826 compared to fiscal 1998's total of 12,743. The increase in manufactured housing dollar sales is primarily due to a continued increase in sales of multi-section homes. This product accounted for 68 percent of all homes shipped by Skyline during the third quarter of fiscal 1999 versus 61 percent for the prior year. In addition, multi-section homes have a higher selling price compared to a single section home. Recreational vehicle sales for the quarter increased $409,000 from $25,628,000 in the prior year to $26,037,000.
Fiscal 1999 sales also increased to $86,220,000 from fiscal 1998's total of $78,538,000. Quarterly unit sales for recreational vehicles slightly increased from 2,014 in 1998 to 2,018 in 1999. Fiscal 1999 unit sales also increased from 6,204 to 6,803. The increase in this business segment's sales is primarily attributable to continuing demand for travel trailers.

Cost of sales in the third quarter was 82.6 percent of sales compared to the prior year's 84.1. Cost of sales for fiscal 1999 was 81.4 percent versus 82.9 percent. These decreases were primarily due to reductions in raw material costs.

Quarterly selling and administrative expenses decreased from 14.4 percent in fiscal 1998 to 14.0 percent in 1999. The decrease is primarily due to a level amount of expenses incurred relative to higher sales volume. Fiscal 1999 expenses were 13.5 percent compared to prior year's 13.4 percent.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest income for fiscal 1999's third quarter amounted to $1,485,000 versus $1,586,000 from prior year. Interest income is directly related to the amount available for investments and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At February 28, 1999 cash and short-term investments in U.S. Treasury Bills totaled $132,266,000, an increase of $3,483,000 from $128,783,000 at May 31, 1998. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $61,340,000 at February 28, an increase of $1,641,000 from the May 31, 1998 balance of $59,699,000. An increase in accounts receivable ($2,072,000) was the main cause of this change. Current liabilities increased $5,391,000 from $46,297,000 at May 31, 1998 to $51,688,000 at February 28, 1999. An increase in accrued marketing programs ($9,334,000) coupled with decreases in income taxes ($2,409,000), and accounts payable ($2,847,000) were the primary reasons for the change. Working capital at February 28 amounted to $141,918,000 compared to $142,185,000 at May 31, 1998.
Capital expenditures totaled $5,207,000 in the first three quarters of fiscal 1999 compared to $2,018,000 in the previous year. Capital expenditures during the first nine months were made primarily to replace or refurbish machinery and equipment, increase manufacturing efficiencies, and increase manufacturing capacity. Cash was also used to purchase $11,349,000 of the Corporation's stock in fiscal 1999's first three quarters. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


In February 1997 the Corporation responded to the Year 2000 issue by starting a project designed to update its computer systems. This project entails changing computer code of programs developed internally, upgrading software originally purchased from third party vendors, and replacing hardware that is not Year 2000 compliant.
Virtually all of the Corporation's programs and hardware have been upgraded, installed, tested and placed into production. One system module has been upgraded and installed, is currently being tested, and will be placed into production prior to the end of fiscal year 1999. Management does not anticipate any significant impact on the Corporation's operations resulting from the use of its computer systems beyond 1999. The Corporation is also communicating with large customers and significant suppliers of goods and services to determine these entities' readiness to resolve their own Year 2000 issues.

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 1999. The Exhibit filed as part of this report is listed below.

    Exhibit No.          Description

       27           Financial Data Schedule


                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:     April 9, 1999
                                                James R. Weigand
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:     April 9, 1999
                                                 Jon S. Pilarski
                                                    Controller