Form 10-K
period 1999-05-31
SKYLINE CORP
filed 1999-08-06
CIK 90896

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.    20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999        Commission File No. 1-4714

                            SKYLINE CORPORATION
          (Exact name of registrant as specified in its charter)

                   Indiana                            35-1038277
          (State of Incorporation)          (IRS Employer Identification No.)

        2520 Bypass Road, Elkhart, Indiana               46514
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  219-294-6521

        Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 15, 1999               which Registered

Common Stock                8,999,944          New York Stock Exchange

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

                                  X

The aggregate market value of the voting stock held by non-affiliates of the registrant (7,421,379 shares) based on the closing price on the New York Stock Exchange on July 15, 1999 was $220,322,189.



                   DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                       Form 10-K

Proxy Statement dated August 6, 1999             Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 27, 1999.

                                 FORM 10-K
                           CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 1999 Annual Meeting of Shareholders to be held on September 27, 1999 (its "1999 Proxy Statement"). The following cross-reference index shows the page locations in the 1999 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 1999 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                           1999
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

                                 FORM 10-K
                           CROSS-REFERENCE INDEX
                                (Continued)

                                                            1999
                                               Form         Proxy
                                               10-K       Statement
Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...............  29

           PART III

Item 10.   Directors and Executive
           Officers of the Registrant.........  30            3-4

Item 11.   Executive Compensation.............                 6

Item 12.   Security Ownership of Certain
           Beneficial Owners and
           Management.........................                3-5

Item 13.   Certain Relationships and Related
           Transactions.......................  31

           PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

            (a)  1. Financial Statements......  32
                      All other schedules are
                       omitted because they are
                       not applicable or the
                       required information is
                       shown in the financial
                       statements or notes
                       thereto.
                 2. Index to Exhibits.........  32

            (b)Reports on Form 8K.............  32

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

           The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 16,956 manufactured homes in fiscal year 1999.

           The Corporation's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

           The Corporation's recreational vehicles are sold under the "Nomad," "Layton," and "Aljo" trademarks for travel trailers and fifth wheels and the "WeekEnder" trademark for truck campers.

           In fiscal year 1999 manufactured homes represented 81% of total sales, while recreational vehicles accounted for the remaining 19%. In the prior year the sales dollars were 82% manufactured homes and 18% recreational vehicles. Additional financial data relating to these industry segments is included in Note 4, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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



           Method of Distribution

           The Corporation's manufactured homes are distributed by approximately 700 dealers at 1,300 locations throughout the United States and recreational vehicles are distributed by approximately 330 dealers at 390 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

           The Corporation provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. All recreational vehicles manufactured after December 1, 1998 are covered by an improved two-year warranty. The warranties are backed by a corporate service department and an extensive field service system.

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

           The Manufactured Housing Institute reported that the industry produced approximately 372,800 homes in calendar year 1998. In the same period, the Corporation produced 17,286 units for a 4.6% market share. In calendar year 1997, approximately 353,400 homes were manufactured by the industry. In that period the Corporation produced 17,033 homes for a 4.8% market share.




           The recreational vehicle industry produced 441,300 units in calendar year 1998 compared to 438,800 units in calendar year 1997. The following table shows the Corporation's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1998  Calendar Year 1997
                                  Industry Skyline    Industry Skyline

           Travel Trailers          98,500   6,544      78,800   5,772

           Fifth Wheels             56,400   2,227      52,800   2,321

           Park Models               7,600     563       7,500     644

           Truck Campers            10,800     217      10,300     299


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

      The Corporation's 25 manufacturing plants, all of which are owned, are as follows:

      Location                             Products

      California, San Jacinto              Manufactured Housing/Park Models
      California, Hemet                    Recreational Vehicles
      California, Hemet                    Recreational Vehicles
      California, Woodland                 Manufactured Housing
      Florida, Ocala                       Manufactured Housing
      Florida, Ocala                       Manufactured Housing
      Florida, Ocala                       Manufactured Housing/Park Models
      Indiana, Bristol                     Manufactured Housing
      Indiana, Elkhart                     Manufactured Housing
      Indiana, Elkhart                     Recreational Vehicles
      Indiana, Goshen                      Manufactured Housing
      Indiana, Howe                        Manufactured Housing
      Kansas, Arkansas City                Manufactured Housing
      Kansas, Halstead                     Manufactured Housing
      Louisiana, Bossier City              Manufactured Housing
      North Carolina, Mocksville           Manufactured Housing/Park Models
      Ohio, Sugarcreek                     Manufactured Housing
      Oregon, McMinnville                  Manufactured Housing
      Oregon, McMinnville                  Recreational Vehicles
      Pennsylvania, Ephrata                Manufactured Housing/Park Models
      Pennsylvania, Leola                  Manufactured Housing
      Pennsylvania, Leola                  Recreational Vehicles
      Texas, Mansfield                     Recreational Vehicles
      Vermont, Fair Haven                  Manufactured Housing
      Wisconsin, Lancaster                 Manufactured Housing

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

      Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
      May 31, 1999.

                                   PART II


      Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 15 cents ($0.15) per share was paid in the first half of fiscal 1999 and a quarterly cash dividend of 18 cents ($0.18) per share in the second half. In fiscal 1998 the quarterly cash dividend was 15 cents ($0.15) per share. At May 31, 1999, there were approximately 1,639 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 1999 and 1998.

                      1999                  1998

      Quarter    High       Low         High      Low

      First     $34-7/8    $28         $30       $24-1/4

      Second    $32-9/16   $24-3/16    $30-1/2   $26-3/8

      Third     $33-3/8    $28-3/4     $31-15/16 $25-5/16

      Fourth    $31-1/2    $26-1/2     $32-9/16  $28-5/8

      Item 6.   Selected Financial Data

      Dollars in thousands except per share data

                        1999       1998       1997       1996      1995

      FOR THE YEAR
      Sales             $664,791   $623,395   $613,191   $645,956   $642,118
      Net earnings      $ 25,561   $ 19,946   $ 20,831   $ 19,683   $ 15,342
      Cash dividends
       paid             $  6,043   $  5,729   $  6,098   $  5,477   $  5,351
      Capital
       expenditures     $  7,113   $  3,069   $  3,285   $  2,971   $ 16,385
      Depreciation      $  3,838   $  3,775   $  3,745   $  3,479   $  3,404


      AT YEAR END
      Working
       capital          $147,398   $142,185   $133,942   $ 80,761   $ 74,090
      Current ratio        4.2:1      4.1:1      4.5:1      2.9:1      3.2:1
      U.S. Treasury
       Notes            $      -   $      -   $ 29,949   $ 59,907   $ 59,917
      Property,
       plant and
       equipment,
       net              $ 44,102   $ 40,951   $ 41,952   $ 43,400   $ 45,256

      Total assets      $240,982   $233,004   $217,867   $230,336   $215,464
      Shareholders'
       equity           $191,692   $183,523   $176,221   $184,267   $179,732


      PER SHARE
      Basic earnings    $   2.80   $   2.10   $   2.07   $   1.84   $   1.38
      Cash dividends
       paid             $    .66   $    .60   $    .60   $    .51   $    .48
      Shareholders'
       equity           $  21.30   $  19.46   $  18.23   $  17.43   $  16.16


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


      Results of Operations - Fiscal 1999 Compared to Fiscal 1998

      Sales in 1999 were $664,791,000, an increase of $41,396,000 from $623,395,000 in 1998. Manufactured housing sales totaled $539,377,000 for 1999 compared to $510,465,000 in 1998.
      Manufactured housing unit sales decreased to 16,956 compared to 17,293. Sales dollars in this business segment increased due to continued demand for multi-section homes. This product accounted for 67.5 percent of all homes shipped by Skyline in 1999 versus 60.3 percent in 1998. In addition, multi-section homes have a higher selling price compared to a single section home. The demand for manufactured housing in 1999 was steady until the fiscal year's fourth quarter when the manufactured housing market experienced some temporary softening in demand. Recreational vehicle sales increased to $125,414,000 in 1999 compared to $112,930,000 in 1998. Recreational vehicles unit sales increased to 9,846 in 1999 compared to 8,979 in 1998.
      The increase in this business segment's sales is primarily attributable to continuing demand for travel trailers.

      Cost of sales in 1999 was 81.3% of sales compared to 82.4% in 1998. Manufactured housing cost of sales in 1999 decreased to 80.3% of sales compared to 81.6% in 1998. Recreational vehicle cost of sales in 1999 decreased to 85.9% of sales compared to 86.3% in 1998. The decreases are primarily due to a reduction in raw material cost.

      Selling and administrative expenses as a percentage of sales were 13.2% in 1999 and 1998.

      Manufactured housing operating earnings as a percentage of sales were 6.5% in 1999 and 5.5% in 1998. Recreational vehicle operating earnings as a percentage of sales increased to 5.3% of sales in 1999 from 3.6% of sales in 1998. Both increases were largely due to increased sales volumes and gross margins.

             Interest income amounted to $6,264,000 in 1999 compared to $6,233,000 in 1998. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities. The increase in interest income was due to slightly higher investment levels during the period.










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

      Liquidity and Capital Resources

      At May 31, 1999 cash and short-term investments in U.S. Treasury Bills totaled $133,042,000, an increase of $4,259,000 from $128,783,000 at May 31, 1998. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $60,016,000 at the end of fiscal 1999, a increase of $317,000 from the balance at May 31, 1998 of $59,699,000.


      Item 7. Management's Discuss on and Analysis of Financial Condition and Results of Operations (Unaudited), continued

      This increase is due to increases in inventories ($1,316,000) and deferred income tax benefits ($965,000), countered by decreases in accounts receivable ($1,111,000) and other current assets ($853,000). Current liabilities decreased $637,000 from $46,297,000 in 1998 to $45,660,000 in 1999. The decrease is attributable to a decrease in accounts payable ($4,376,000), coupled with increases in accrued salaries and wages ($1,136,000), accrued warranty expense ($1,061,000), and other accrued liabilities ($842,000). Working capital amounted to $147,398,000 in 1999 compared to $142,185,000 in 1998.

      Capital expenditures totaled $7,113,000 in fiscal 1999 compared to $3,069,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. Cash was also used to purchase $11,349,000 of the Corporation's stock in fiscal 1999, compared to $6,915,000 in fiscal 1998. The cash provided by operating activities in fiscal 2000, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

      Year 2000

      The Year 2000 issue pertains to computer programs properly processing dates beyond 1999. Potential problems arising from improper date processing include software and hardware failing, errors occurring in calculations, or information being presented in an unusable format. In February 1997 the Corporation addressed the Year 2000 issue by starting a project designed to update its computer systems. This update entailed changing computer code of programs developed internally, upgrading software originally licensed from third party vendors, and replacing hardware that was not Year 2000 compliant. All computer software programs and data processing hardware are currently compliant and are in production. The Corporation's operating equipment is also compliant. Formal communications have been initiated with customers, vendors, and other suppliers of goods and services to determine these entities' Year 2000 readiness. The Corporation is assessing possible Year 2000 problems and is developing contingency plans to mitigate the adverse effects of such occurrences.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

      At May 31, 1999, the Corporation had not incurred any material costs related to Year 2000 issues. As in the past, future costs will be expensed as incurred, funded by operating cash flows, and expected to be immaterial to the Corporation's results of operations, liquidity, or capital resources. The Corporation faces potential risks that could have a material adverse effect on its operations, liquidity, or financial condition. These risks include disruption in business operations due to problems with computer systems; failure by customers, vendors, and others suppliers of goods and services to properly address Year 2000 remediation, and disruptions in the economy resulting from Year 2000 issues. Aside from disruptions in the economy, the Corporation believes its efforts to update its computer systems, review operating equipment, communicate with third parties, and perform contingency planning should reduce the exposure to significant interruptions of the normal business operations. The above information is based on management's best estimates, and no guarantee can be made that these estimates will be achieved.

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




                      REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and Board of Directors of Skyline
      Corporation


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      PRICEWATERHOUSECOOPERS LLP

      Chicago, Illinois
      June 14, 1999

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1999 and 1998
      Dollars in thousands

      ASSETS
                                            1999          1998
      Current Assets
      Cash                              $  4,266      $ 10,667
      Treasury Bills, at cost plus
       accrued interest                  128,776       118,116
      Accounts receivable, trade,
       less allowance for doubtful
       accounts of $40                    41,787        42,898
      Inventories
        Raw materials                      5,245         4,248
        Work in process                    5,226         4,907

      Total Inventories                   10,471         9,155

      Deferred income tax benefits         7,069         6,104

      Other current assets                   689         1,542

      Total Current Assets               193,058       188,482

      Property, Plant and Equipment,
       At Cost
      Land                                 5,801         5,136
      Buildings and improvements          61,591        57,388
      Machinery and equipment             24,608        24,010

                                          92,000        86,534

      Less accumulated depreciation       47,898        45,583

      Net Property, Plant and
       Equipment                          44,102        40,951

      Other Assets                         3,822         3,571

                                        $240,982      $233,004




      The accompanying notes are a part of the consolidated financial statements.

     Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 1999 and 1998
      Dollars in thousands except per share data

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                            1999          1998

      Current Liabilities
      Accounts payable, trade           $  8,496      $ 12,872
      Accrued salaries and wages           6,715         5,579
      Accrued profit sharing               2,742         2,760
      Accrued marketing programs           9,878         9,271
      Accrued warranty expense             9,277         8,216
      Other accrued liabilities            5,981         5,139
      Income taxes                         2,571         2,460

      Total Current Liabilities           45,660        46,297

      Other Deferred Liabilities           3,630         3,184

      Commitments and Contingencies            -             -

      Shareholders' Equity
      Common stock, $.0277 par value,
       15,000,000 shares authorized;
       Issued 11,217,144 shares              312           312
      Additional paid-in capital           4,928         4,928
      Retained earnings                  238,861       219,343
      Treasury stock, at cost,
       2,217,200 shares in 1999 and
       1,784,000 shares in 1998          (52,409)      (41,060)

      Total Shareholders' Equity         191,692       183,523

                                        $240,982      $233,004


      The accompanying notes are a part of the consolidated financial statements.



   Skyline Corporation and Subsidiary Companies

   Consolidated Statements of Earnings and Retained Earnings
   For the Years Ended May 31, 1999, 1998, and 1997
   Dollars in thousands except per share data

                                        1999        1998        1997

   EARNINGS

   Sales                            $664,791    $623,395    $613,191

   Cost of sales                     540,673     513,643     507,045

   Gross profit                      124,118     109,752     106,146

   Selling and administrative
    expenses                          87,765      82,482      79,023

   Operating earnings                 36,353      27,270      27,123

   Interest income                     6,264       6,233       6,047

   (Loss) gain on sale of property,
    plant and equipment                  (16)       (164)      1,532

   Earnings before income taxes       42,601      33,339      34,702

   Provision for income taxes
     Federal                          13,990      11,107      11,381
     State                             3,050       2,286       2,490

                                      17,040      13,393      13,871

   Net earnings                     $ 25,561    $ 19,946    $ 20,831

   Basic earnings per share         $   2.80    $   2.10    $   2.07

   Weighted average common shares
    outstanding                    9,136,116   9,511,023  10,070,383

   RETAINED EARNINGS

   Balance at beginning of year     $219,343    $205,126    $190,393

   Add net earnings                   25,561      19,946      20,831

   Less cash dividends paid ($.66
    per share in 1999 and $.60 per
    share in 1998 and 1997)            6,043       5,729       6,098

   Balance at end of year           $238,861    $219,343    $205,126



    The accompanying notes are a part of the consolidated financial statements.














Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 1999, 1998, and 1997
Increase (Decrease) in Cash

Dollars in Thousands
                                        1999      1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 25,561  $ 19,946    $ 20,831

Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
 Interest income earned on
   U.S. Treasury Bills and Notes      (6,264)   (6,233)     (6,047)
 Depreciation                          3,838     3,775       3,745
 Amortization of discount or premium
   on U.S. Treasury Notes                  -       (51)        (41)
 Loss (gain) on sale of property,
   plant and equipment                    16       164      (1,532)
 Working capital items:
   Accounts receivable                 1,111       462       5,367
   Inventories                        (1,316)      838         629
   Other current assets                 (112)    1,032         747
   Accounts payable, trade            (4,376)    3,130        (507)
   Accrued liabilities                 3,628     2,770      (1,634)
   Income taxes payable                  111     1,811      (2,379)
 Other assets                           (251)     (184)       (225)
 Other deferred liabilities              446       124          97

 Total Adjustments                    (3,169)    7,638      (1,780)

 Net cash provided by operating
  activities                          22,392    27,584      19,051



The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 1999, 1998, and 1997
Increase (Decrease) in Cash

Dollars in Thousands
                                        1999      1998       1997
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale or maturity
  of U.S. Treasury Bills             511,761   452,570    499,845
 Proceeds from maturity of
  U.S. Treasury Notes                      -    30,000     30,000
 Purchase of U.S. Treasury Bills    (516,157) (494,538)  (522,677)
 Interest received from
  U.S. Treasury Notes                      -     1,144      2,200
 Proceeds from sale of property,
  plant and equipment                    108       131      2,520
 Purchase of property, plant
  and equipment                       (7,113)   (3,069)    (3,285)

Net cash (used in) provided by
 investing activities                (11,401)  (13,762)     8,603

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                  (6,043)   (5,729)    (6,098)
 Purchase of treasury stock          (11,349)   (6,915)   (22,779)

 Net cash used in financing
  activities                         (17,392)  (12,644)   (28,877)

Net (decrease)increase in cash        (6,401)    1,178     (1,223)

Cash at beginning of year             10,667     9,489     10,712

Cash at end of year                 $  4,266  $ 10,667   $  9,489




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

Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $17.9 million, $12.3 million and $16.1 million in 1999, 1998 and 1997, respectively.

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

The gross amortized cost of the U. S. Treasury Bills, which approximates their fair market value, totalled $128,776,000 and $118,116,000 at May 31, 1999 and 1998, respectively. These securities mature within one year. The Corporation does not have any other financial instruments which have market values differing from recorded values.



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

Segment Information -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997.
This statement, which was adopted by the Corporation at the end of 1999, establishes standards for the way public enterprises report segment information in both interim and annual financial statements.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards will not be material.

Reclassification -- Certain prior year amounts have been reclassified to conform with the current year presentation.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 1999 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

NOTE 3 Purchase of Treasury Stock

The Corporation's board of directors from time to time has authorized the repurchase of shares of the Corporation's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 1999 the Corporation acquired 433,200 shares of its common stock for $11,349,000 in fiscal 1998 it acquired 233,000 shares for $6,915,000, and in fiscal 1997 it acquired 906,400 shares for $22,779,000. The effect of the aggregate repurchases on basic earnings per share was $.52 per share in 1999, $.32 per share in 1998 and $.21 per share in 1997. At May 31, 1999, the Corporation had authorization to repurchase an additional 1,000,000 shares of its common stock.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Industry Segment Information

Dollars in thousands

                                   1999       1998       1997
SALES
Manufactured housing           $539,377   $510,465   $494,691
Recreational vehicles           125,414    112,930    118,500

Total sales                    $664,791   $623,395   $613,191

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing         $ 35,202   $ 27,849   $ 27,167
  Recreational vehicles           6,632      4,050      4,550
  General corporate expenses     (5,481)    (4,629)    (4,594)

Total operating earnings         36,353     27,270     27,123

Interest income                   6,264      6,233      6,047
(Loss) gain on sale of
 property, plant and equipment      (16)      (164)     1,532

Earnings before income taxes   $ 42,601   $ 33,339   $ 34,702

IDENTIFIABLE ASSETS
OPERATING ASSETS
  Manufactured housing         $ 93,904   $ 95,859   $ 96,100
  Recreational vehicles          18,302     19,029     20,759

Total operating assets          112,206    114,888    116,859

U.S. TREASURY BILLS             128,776    118,116     71,059

U.S. TREASURY NOTES                   -          -     29,949

Total assets                   $240,982   $233,004   $217,867

DEPRECIATION
  Manufactured housing         $  3,328   $  3,255   $  3,171
  Recreational vehicles             510        520        574

Total depreciation             $  3,838   $  3,775   $  3,745

CAPITAL EXPENDITURES
  Manufactured housing         $  6,125   $  2,713   $  3,003
  Recreational vehicles             988        356        282

Total capital expenditures     $  7,113   $  3,069   $  3,285


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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Employee Benefits

A) PROFIT SHARING PLANS AND 401(K) PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended
May 31, 1999, 1998 and 1997, contributions to the Plans were
$2,740,000, $2,661,000 and $2,575,000, respectively.

In 1999 the Corporation began an employee savings plan (the "401(k) Plan") that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the Plan.

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 8.0% in 1999, 1998 and 1997. The amount charged to operations under these arrangements was $540,000, $244,000 and $174,000 in fiscal 1999, 1998 and 1997, respectively.

Financial Summary By Quarter
Unaudited
Dollars in thousands except per share data

1999                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Year

Sales                  $171,044  $176,416  $145,410  $171,921 $664,791
Gross profit             31,491    34,657    25,372    32,598  124,118
Net earnings              6,511     7,285     3,929     7,836   25,561
Basic earnings per
 share                      .69       .80       .44       .87     2.80

1998                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr    Year

Sales                  $161,632  $160,279  $131,390  $170,094 $623,395
Gross profit             28,541    28,136    20,898    32,177  109,752
Net earnings              5,474     5,355     2,137     6,980   19,946
Basic earnings per
 share                      .57       .56       .23       .74     2.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                            None

                                PART III


Item 10. Executive Officers of the Registrant (Officers are elected annually)

               Name              Age           Position

         Arthur J. Decio          68   Chairman of the Board

         Ronald F. Kloska         65   Vice Chairman, Chief Executive
                                         Officer and Chief
                                         Administration Officer

         William H. Murschel      54   President - Chief
                                         Operations Officer

         Terrence M. Decio        47   Senior Executive Vice
                                         President

         Charles W. Chambliss     49   Vice President - Product
                                         Development and Engineering

         Christopher R. Leader    40   Vice President - Operations

         James R. Weigand         44   Vice President - Finance &
                                         Treasurer and Chief
                                         Financial Officer

         Jon S. Pilarski          36   Controller

   Arthur J. Decio, Chairman of the Board, served as the Corporation's Chairman and Chief Executive Officer since its incorporation in 1959 to 1998.

   Ronald F. Kloska, Vice Chairman, Chief Executive Officer and Chief Administration Officer, joined the Corporation in 1963 as Treasurer. He was elected Vice President and Treasurer in 1964, Executive Vice President in 1967, President in 1974, Vice Chairman and Chief Administration Officer in 1991, Secretary in 1994, Deputy Chief Executive Officer in 1995, and Chief Executive Officer in 1998.

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


             (a)(2)     Index to Exhibits

                        Exhibits (Numbered according to Item 601 of
                        Regulation S-K, Exhibit Table)

                (3) (i) Articles of Incorporation

                (3)(ii) By-Laws

               (21)     Subsidiaries of the Registrant

               (27)     Financial Data Schedules


             (b)        Reports on Form 8K

                        No reports on Form 8K were filed during the quarter ended May 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYLINE CORPORATION
                                   Registrant


DATE: July 15, 1999                BY:
                                        Ronald F. Kloska, Vice
                                        Chairman, Chief Executive
                                        Officer, Chief Administration
                                        Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE: July 15, 1999                BY:
                                        Arthur J. Decio, Chairman of
                                        the Board

DATE:     July 15, 1999            BY:
                                        William H. Murschel, President
                                        and Chief Operations Officer
                                        and Director

DATE: July 15, 1999                BY:
                                        Terrence M. Decio, Senior
                                        Executive Vice President and
                                        Director

DATE: July 15, 1999                BY:
                                        James R. Weigand, Vice
                                        President - Finance &
                                        Treasurer and Chief Financial
                                        Officer

DATE: July 15, 1999                BY:
                                        Jon S. Pilarski, Controller

DATE: July 15, 1999                BY:
                                        Jerry Hammes, Director

DATE:     July 15, 1999            BY:
                                        William H. Lawson, Director

DATE: July 15, 1999                BY:
                                        David Link, Director

DATE: July 15, 1999                BY:
                                        Andrew J. McKenna, Director

DATE: July 15, 1999                BY:
                                        V. Dale Swikert, Director



                             EXHIBIT (3) (i)



                        Articles of Incorporation



No changes were made to the Articles of Incorporation during the fiscal year ended May 31, 1999. The Articles of Incorporation were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1996.


                           EXHIBIT (3) (ii)



                                 By-Laws



No changes were made to the By-Laws during the fiscal year ended
May 31, 1999. The By-Laws were filed with and are incorporated by reference from the Corporation's Form 10K for the fiscal year ended May 31, 1997.

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



                              EXHIBIT (27)



                        Financial Data Schedules



A copy of the Corporation's Financial Data Schedules filed electronically with the Securities and Exchange Commission with Form 10-K will be furnished to shareholders without charge upon written request to Ronald F. Kloska, Vice Chairman, Chief Executive Officer and Chief Administration Officer, Skyline Corporation, Post Office Box 743, Elkhart, Indiana 46515.