Form 10-Q
period 1999-08-31
SKYLINE CORP
filed 1999-10-08
CIK 90896

09/28/99 5:00 p.m.

                   SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                  For the Quarter Ended August 31, 1999

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

                Title of Class            October 8, 1999
                 Common stock                  8,999,944

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of August 31, 1999 and May 31, 1999

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       periods ended August 31, 1999 and 1998

                    Consolidated Statements of Cash               5
                       Flows for the three-month periods
                       ended August 31, 1999 and 1998

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the three-month
                       period ended August 31, 1999

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9- 11
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            12

          Item 4.   Submission of Matters to a Vote of           12
                    Security Holders

          Item 6.   Exhibits and Reports on Form 8-K             12

          Signatures                                             12

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                          August 31, 1999   May 31, 1999
                                            (Unaudited)
ASSETS

Current Assets

Cash                                           $   4,683      $   4,266

Treasury Bills, at cost plus accrued
interest                                         107,308        128,776

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      43,186         41,787

Inventories
  Raw materials                                    5,177          5,245
  Work in process                                  5,385          5,226
  Finished goods                                     117              -

Total Inventories                                 10,679         10,471

Other current assets                               7,929          7,758

Total Current Assets                             173,785        193,058

Investment in U. S. Treasury Notes                25,122              -

Property, Plant and Equipment, at Cost
  Land                                             5,801          5,801
  Buildings and improvements                      62,393         61,591
  Machinery and equipment                         25,052         24,608

                                                  93,246         92,000

Less accumulated depreciation                     48,750         47,898

  Net Property, Plant and Equipment               44,496         44,102

Other Assets                                       3,853          3,822

                                               $ 247,256      $ 240,982


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          August 31, 1999    May 31, 1999
                                            (Unaudited)
Current Liabilities

Accounts payable, trade                         $ 10,397        $  8,496

Accrued salaries and wages                         6,097           6,715

Accrued profit sharing                               680           2,742

Accrued marketing programs                        14,263           9,878

Accrued warranty expense                           9,502           9,277

Other accrued liabilities                          3,990           5,981

Income taxes                                       3,713           2,571

Total Current Liabilities                         48,642          45,660

Other Deferred Liabilities                         3,647           3,630

Commitments and Contingencies                          -               -

Shareholders' Equity
Common stock, $.0277 par value, 15,000,000
  shares authorized; Issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                242,136         238,861
Treasury stock, at cost, 2,217,200 shares at
  August 31, 1999 and May 31, 1999               (52,409)        (52,409)

Total Shareholders' Equity                       194,967         191,692

                                               $ 247,256       $ 240,982



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 1999 and 1998
(Unaudited)

(Dollars in thousands except per share data)

                                          1999         1998

Sales                                $ 166,712    $ 171,044

Cost of sales                          137,963      139,553

Gross profit                            28,749       31,491

Selling and administrative

 expenses                               22,112       22,355

Operating earnings                       6,637        9,136

Interest income                          1,536        1,695

Earnings before income taxes             8,173       10,831

Provision for income taxes:
      Federal                            2,694        3,540
      State                                584          780

                                         3,278        4,320

Net earnings                             4,895        6,511

Retained earnings,
 beginning of period                   238,861      219,343

                                       243,756      225,854
Less cash dividends paid                 1,620        1,416

Retained earnings,
 end of period                       $ 242,136    $ 224,438

Basic earnings per share                 $ .54        $ .69

Cash dividends per share                 $ .18        $ .15

Weighted average common
 shares outstanding                  8,999,944    9,423,344


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 1999 and 1998
Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)

                                                    1999          1998

Cash Flows From Operating Activities:
  Net earnings                                  $  4,895      $  6,511
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (1,536)       (1,695)
    Depreciation                                     941           882
    Amortization of premium on U.S. Treasury
     Notes                                            11             -
    Working Capital Items:
      Accounts receivable                         (1,399)       (1,685)
      Inventories                                   (208)         (334)
      Other current assets                          (171)          644
      Accounts payable, trade                      1,901         2,746
      Accrued liabilities                            (61)        2,022
      Income taxes payable                         1,142         2,266
   Other assets                                      (31)          (36)
    Other deferred liabilities                        17            82

    Total Adjustments                                606         4,892

    Net cash provided by operating activities      5,501        11,403

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           135,640       119,020
  Purchase of U.S. Treasury Bills               (112,636)     (122,454)
  Purchase of U.S. Treasury Notes                (25,133)            -
  Proceeds from sale of property, plant
   and equipment                                       3            13
  Purchase of property, plant and equipment       (1,338)       (1,992)

    Net cash used in investing activities         (3,464)       (5,413)

Cash Flows From Financing Activities:
  Cash dividends paid                             (1,620)       (1,416)
  Purchase of treasury stock                           -        (5,180)

    Net cash used in financing activities         (1,620)       (6,596)

Net increase (decrease) in cash                      417          (606)

Cash at beginning of year                          4,266        10,667

Cash at end of quarter                         $   4,683     $  10,061


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 1999

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 1999, the consolidated results of operations for the three-month periods ended August 31, 1999 and 1998, and the consolidated cash flows for the three-month periods ended August 31, 1999 and 1998.

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

The Corporation and its subsidiaries were contingently liable at August 31, 1999 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 1999

NOTE 2 Industry Segment Information
(Unaudited)
(Dollars in thousands)
                                            1999       1998
SALES
Manufactured housing                     $132,536   $140,575
Recreational vehicles                      34,176     30,469

Total sales                              $166,712   $171,044

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing                   $  6,257   $  9,000
  Recreational vehicles                     1,609      1,564
  General corporate expenses               (1,229)    (1,428)

Total operating earnings                    6,637      9,136
Interest income                             1,536      1,695

Earnings before income taxes             $  8,173   $ 10,831

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.





                             Report of Independent Accountants

September 15, 1999

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of August 31, 1999 and the related consolidated statements of earnings and retained earnings for the three-month periods ended August 31, 1999 and 1998 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of May 31, 1999, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 14, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 1999 were $166,712,000, a decrease of $4,332,000 from $171,044,000 in the comparable quarter of the prior year. Manufactured housing sales totaled $132,536,000 compared to $140,575,000. Manufactured housing unit sales decreased from 4,513 to 3,981. Sales were negatively affected by industry-wide high inventories at the retail level. First quarter recreational vehicle sales increased from $30,469,000 in fiscal 1999 to $34,176,000 in fiscal 2000. Recreational vehicle unit sales increased from 2,501 to 2,649. The increase in this segment's sales is primarily due to continued demand for travel trailers.

Cost of sales in the first quarter of fiscal 2000 was 82.8 percent of sales compared to 81.6 percent in fiscal 1999. The increase is primarily due to an increase in material costs, particularly lumber, lumber related products, and gypsum board.

Quarterly selling and administrative expenses increased from 13.1 percent in fiscal 1999 to 13.3 percent in fiscal 2000. The increase is primarily due to certain expenses being semi-fixed despite declining sales.

Operating earnings as a percentage of sales for manufactured housing were 4.7 percent in fiscal 2000 and 6.4 percent in fiscal 1999. Operating earnings as a percentage of sales for recreational vehicles decreased from 5.1 percent to
4.7 percent. Both segments were affected by increased cost of sales. The manufactured housing segment was further impacted by decreased sales.

Interest income amounted to $1,536,000 compared to $1,695,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.


Liquidity and Capital Resources

At August 31, 1999 cash and short-term investments in U.S. Treasury Bills totaled $111,991,000, a decrease of $21,051,000 from $133,042,000 at
May 31, 1999.  The decrease is primarily due to an investment in
U. S. Treasury Notes. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $61,794,000 at August 31, 1999, an increase of $1,778,000 from May 31, 1999 balance of $60,016,000.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

A seasonal increase in accounts receivable ($1,399,000) and an increase in inventories ($208,0000) were the main causes of this change. Current liabilities increased $2,982,000 from $45,660,000 at May 31, 1999 to $48,642,000 at August 31, 1999. Increases in accrued marketing programs ($4,385,000) and in accounts payable ($1,901,000) coupled with decreases in accrued profit sharing ($2,062,000) and other accrued liabilities ($1,991,000) were contributing causes to the increase. Other accrued liabilities declined primarily due to decreases in accrued salaries and accrued employment taxes. Working capital at August 31, 1999 amounted to $125,143,000 compared to $147,398,000 at May 31, 1999. The decrease is primarily attributable to an investment of U. S. Treasury Notes.
Capital expenditures totaled $1,338,000 in the first quarter of fiscal 2000 compared to $1,992,000 in the previous year. Capital expenditures during the first three months were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


Year 2000

The Year 2000 issue pertains to computer programs properly processing dates beyond 1999.
Potential problems arising from improper date processing include software and hardware failing, errors occurring in calculations, or information being presented in an unusable format. In February 1997 the Corporation addressed the Year 2000 issue by starting a project designed to update its computer systems. This update entailed changing the computer code of programs developed internally, upgrading software originally licensed from third party vendors, and replacing hardware that was not Year 2000 compliant. All computer software programs and data processing hardware are currently compliant and are in production. The Corporation's operating equipment is also compliant. Formal communications have been initiated with customers, vendors, and other suppliers of goods and services to determine these entities' Year 2000 readiness. The Corporation is assessing possible Year 2000 problems and is developing contingency plans to mitigate the adverse effects of such occurrences.

At August 31, 1999, the Corporation had not incurred any material costs related to Year 2000 issues. As in the past, future costs will be expensed as incurred, funded by operating cash flows, and expected to be immaterial to the Corporation's results of operations, liquidity, or capital resources.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


The Corporation faces potential risks that could have a material adverse effect on its operations, liquidity, or financial condition. These risks include disruption in business operations due to problems with computer systems; failure by customers, vendors, and other suppliers of goods and services to properly address Year 2000 remediation, and disruptions in the economy resulting from Year 2000 issues. Aside from disruptions in the economy, the Corporation believes its efforts to update its computer systems, review operating equipment, communicate with third parties, and perform contingency planning should reduce the exposure to significant interruptions of the normal business operations. The above information is based on management's best estimates, and no guarantee can be made that these estimates will be achieved.


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






                                        PART II

Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 1999 heretofore filed by the registrant with the Commission.


Item 4.  Submission of Matters to a Vote of Security Holders

On September 27, 1999, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

    1.   Election of Directors
         Nominee                  Votes For       Votes        Votes
                                                 Against      Withheld
         Arthur J. Decio          7,706,674         0           52,147
         Terrence M. Decio        7,678,869         0           79,952
         Jerry Hammes             7,712,014         0           46,807
         Ronald F. Kloska         7,706,899         0           51,922
         William H. Lawson        7,711,914         0           46,907
         David T. Link            7,711,113         0           47,708
         Andrew J. McKenna        7,706,414         0           52,407
         William H. Murschel      7,706,714         0           52,107
         Dale Swikert             7,710,513         0           48,308


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2000. The Exhibit filed as part of this report is listed below.

    Exhibit No.                        Description
       27                         Financial Data Schedule


                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:    October 8, 1999
                                                James R. Weigand
                                           V.P. Finance & Treasurer,
                                            Chief Financial Officer


DATE:    October 8, 1999
                                                 Jon S. Pilarski
                                                    Controller