Form 10-Q
period 1999-11-30
SKYLINE CORP
filed 2000-01-13
CIK 90896

SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON,  D.C.      20549


                                FORM 10-Q


               Quarterly Report Under Section 13 or 15 (d)

                 of the Securities Exchange Act of 1934


                 For the Quarter Ended November 30, 1999


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


                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding

                Title of Class            January 13, 2000
                 Common stock                  8,745,544

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of November 30, 1999 and May 31, 1999

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       and six-month periods ended
                       November 30, 1999 and 1998

                    Consolidated Statements of Cash               5
                       Flows for the six-month periods
                       ended November 30, 1999 and 1998

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the six-month
                       period ended November 30, 1999

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9- 11
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            12

          Item 6.   Exhibits and Reports on Form 8-K             12

          Signatures                                             12

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                          November 30, 1999 May 31, 1999
                                            (Unaudited)
ASSETS

Current Assets

Cash                                           $   5,540      $   4,266

Treasury Bills, at cost plus accrued
interest                                         112,790        128,776

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      32,628         41,787

Inventories
  Raw materials                                    5,509          5,245
  Work in process                                  5,006          5,226
  Finished goods                                     272              -

Total Inventories                                 10,787         10,471

Other current assets                               7,384          7,758


Total Current Assets                             169,129        193,058


Investment in U. S. Treasury Notes                25,105              -

Property, Plant and Equipment, at Cost
  Land                                             5,801          5,801
  Buildings and improvements                      62,951         61,591
  Machinery and equipment                         25,637         24,608

                                                  94,389         92,000

Less accumulated depreciation                     49,650         47,898

  Net Property, Plant and Equipment               44,739         44,102

Other Assets                                       3,949          3,822


                                               $ 242,922      $ 240,982



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          November 30, 1999  May 31, 1999
                                            (Unaudited)
Current Liabilities

Accounts payable, trade                         $  7,749        $  8,496

Accrued salaries and wages                         4,665           6,715

Accrued profit sharing                             1,373           2,742

Accrued marketing programs                        15,814           9,878

Accrued warranty expense                           9,720           9,277

Other accrued liabilities                          4,841           5,981

Income taxes                                         193           2,571


Total Current Liabilities                         44,355          45,660


Other Deferred Liabilities                         3,656           3,630

Commitments and Contingencies                          -               -

Shareholders' Equity
Common stock, $.0277  par value, 15,000,000
  shares authorized; Issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                245,266         238,861
Treasury stock, at cost, 2,347,100 shares at
  November 30, 1999 and 2,217,200 shares at
  May 31, 1999                                   (55,595)        (52,409)

Total Shareholders' Equity                       194,911         191,692


                                               $ 242,922       $ 240,982



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 1999 and 1998 (Unaudited)

(Dollars in thousands except per share data)


                           Three-months Ended      Six-months Ended
                               November 30,           November 30,
                             1999       1998        1999       1998

Sales                      $ 160,249  $ 176,416    $ 326,961  $ 347,459

Cost of sales                132,365    141,759      270,328    281,312

Gross profit                  27,884     34,657       56,633     66,147

Selling and administrative
 expenses                     21,543     24,065       43,655     46,420

Operating earnings             6,341     10,592       12,978     19,727

Interest income                1,594      1,573        3,130      3,268

Earnings before income taxes   7,935     12,165       16,108     22,995

Provision for income taxes:
      Federal                  2,620      3,965        5,314      7,505
      State                      565        915        1,149      1,695

                               3,185      4,880        6,463      9,200

Net earnings                   4,750      7,285        9,645     13,795

Retained earnings,
 beginning of period         242,136    224,438      238,861    219,343

                             246,886    231,723      248,506    233,138

Less, cash dividends paid      1,620      1,389        3,240      2,804

Retained earnings,
 end of period             $ 245,266  $ 230,334    $ 245,266  $ 230,334

Basic earnings per share        $.53      $ .80        $1.07      $1.49

Cash dividends per share       $ .18      $ .15        $ .36      $ .30

Weighted average common
 shares outstanding        8,960,620  9,118,076    8,980,389  9,271,544



The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 1999 and 1998
Increase (decrease) in Cash
(Unaudited)
(Dollars in thousands)
                                                    1999          1998

Cash Flows From Operating Activities:
  Net earnings                                  $  9,645      $ 13,795
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (3,130)       (3,268)
    Depreciation                                   1,883         1,762
    Amortization of premium on U.S. Treasury
     Notes                                            28             -
    Working Capital Items:
      Accounts receivable                          9,159         4,902
      Inventories                                   (316)         (726)
      Other current assets                           374           633
      Accounts payable, trade                       (747)       (1,239)
      Accrued liabilities                          1,820         7,571
      Income taxes payable                        (2,378)       (1,513)
   Other assets                                     (127)          (42)
    Other deferred liabilities                        26           150

    Total Adjustments                              6,592         8,230

    Net cash provided by operating activities     16,237        22,025

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           220,430       263,248
  Purchase of U.S. Treasury Bills               (201,314)     (268,857)
  Purchase of U.S. Treasury Notes                (25,133)            -
  Proceeds from sale of property, plant
   and equipment                                      12            27
  Purchase of property, plant and equipment       (2,532)       (3,705)

    Net cash used in investing activities         (8,537)       (9,287)

Cash Flows From Financing Activities:
  Cash dividends paid                             (3,240)       (2,804)
  Purchase of treasury stock                      (3,186)      (11,349)

    Net cash used in financing activities         (6,426)      (14,153)

Net increase (decrease) in cash                    1,274        (1,415)

Cash at beginning of year                          4,266        10,667

Cash at end of quarter                         $   5,540     $   9,252




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 1999


NOTE 1 Nature of Operations and Accounting Policies


The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 1999, the consolidated results of operations for the three-month and six-month periods ended November 30, 1999 and 1998, and the consolidated cash flows for the six-month periods ended November 30, 1999 and 1998.

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

The Corporation and its subsidiaries were contingently liable at November 30, 1999 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 1999

NOTE 2 Industry Segment Information
(Unaudited)
(Dollars in thousands)
                               Three-Months Ended   Six-Months Ended
                                  November 30,        November 30,
                                 1999      1998      1999     1998
SALES
Manufactured housing           $128,294 $146,702   $260,830  $287,276
Recreational vehicles            31,955   29,714     66,131    60,183
Total sales                    $160,249 $176,416   $326,961  $347,459

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing         $  6,449 $ 10,605   $ 12,706  $ 19,605
  Recreational vehicles           1,014    1,292      2,623     2,856
  General corporate expenses     (1,122)  (1,305)    (2,351)   (2,734)

Total operating earnings          6,341   10,592     12,978    19,727
Interest income                   1,594    1,573      3,130     3,268
Earnings before income taxes   $  7,935 $ 12,165   $ 16,108  $ 22,995

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.




                Report of Independent Accountants

December 15, 1999

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of November 30, 1999 and the related consolidated statements of earnings and retained earnings for the three-month an six month periods ended November 30, 1999 and 1998 and of cash flows of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended November 30, 1999 were $160,249,000, a $16,167,000 decrease from $176,416,000 in the prior year. Fiscal 2000 sales through November 30 were $326,961,000, a $20,498,000 decrease from prior year's sales of $347,459,000. Manufactured housing sales for the second quarter totaled $128,294,000 compared to $146,702,000 at November 30, 1998. During the same period, unit sales decreased from 4,586 to 3,806. This business segment's fiscal year sales through November 30 were $260,830,000 versus $287,276,000, while unit sales declined from 9,099 to 7,787. Sales continue to be depressed by industry-wide high inventories at the retail level. Second quarter recreational vehicle sales increased to $31,955,000 from $29,714,000 while unit sales also increased from 2,284 to 2,363. Fiscal year sales for this business segment through November 30 were $66,131,000 versus $60,183,000 in the prior year. Unit sales increased from 4,785 to 5,012. The increase in recreational vehicle sales is primarily due to continued demand for travel trailers.

Cost of sales in the second quarter were 82.6 percent of sales compared to prior year's 80.4 percent. Cost of sales for fiscal 2000 were 82.7 percent versus 81.0 percent. The increase is primarily due to an increase in material costs, particularly lumber, lumber related products and gypsum board.

Quarterly selling and administrative expenses slightly decreased from
13.6 percent of sales to 13.4 percent. As of November 30, 1999 and 1998, fiscal year expenses remained constant at 13.4 percent.

Second quarter earnings as a percentage of sales for manufactured housing were 5.0 percent versus prior year's 7.2 percent. For the six months ending November 30, 1999 and 1998, operating earnings were 4.9 percent and 6.8 percent, respectively. Second quarter operating earnings as a percentage of sales for recreational vehicles were 3.2 percent compared to 4.3 percent. For the fiscal year through November 30 1999 and 1998, operating earnings were 4.0 percent and 4.7 percent, respectively. Both segments were affected by increased cost of sales, while the manufactured housing segment was further impacted by declining sales.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Interest income amounted to $1,594,000 for the second quarter versus $1,573,000. Interest income is directly related to the amount available for investments and the prevailing yields on U.S. Government Securities.

Liquidity and Capital Resources

At November 30, 1999 cash and short-term investments in U.S. Treasury Bills totaled $118,330,000, a decrease of $14,712,000 from $133,042,000 at May 31, 1999.  The decrease is primarily due to an investment in
U. S. Treasury Notes. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $50,799,000 at November 30, 1999, a decrease of $9,217,000 from the May 31, 1999 balance of $60,016,000. A seasonal decrease in accounts receivable ($9,159,000) was the main cause of this change. Current liabilities decreased $1,305,000 from $45,660,000 at May 31, 1999 to $44,355,000 at November 30, 1999. The
net decrease is due to various factors. Decreases occurred in accounts payable ($747,000) and accrued salaries and wages ($2,050,000) due to the seasonality of the Corporation's business. Accrued profit sharing declined $1,369,000 because the November 30 balance reflects six months of estimated liability versus a twelve month estimate at May 31, 1999. Other accrued liabilities decreased $1,140,000 primarily due to a lower liability for accrued employment taxes at November 30 versus May 31. Income taxes declined $2,378,000 from $2,571,000 at May 31 to $193,000 at November 30. The May 31 balance represents a liability for state and federal income taxes for fiscal year 1999 that is in excess of estimated payments. The November 30 balance is the estimated liability for fiscal year 2000 in excess of estimated payments. Accrued marketing programs increased $5,936,000 due to an ongoing marketing program for manufactured housing dealers which has historically been
paid in the fourth fiscal quarter.   Working capital at November 30,
1999 amounted to $124,774,000 compared to $147,398,000 at May 31, 1999.
The decrease is primarily attributable to an investment of U. S. Treasury Notes. Capital expenditures totaled $2,532,000 in the second quarter of fiscal 2000 compared to $3,705,000 in the previous year. Capital expenditures during the first six months were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. The Corporation also acquired $3,186,000 of its stock during the second quarter of fiscal 2000. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Year 2000

The Corporation to date has not encountered any significant problems with its computer hardware or software, nor is it aware of any problems with its business partners. The monitoring of hardware, software, and business partners is ongoing and contingency plans are in place if problems arise. The Corporation has not incurred any material costs related to Year 2000 issues. As in the past, any future costs will be expensed as incurred, funded by operating cash flows, and expected to be immaterial to the Corporation's results of operations, liquidity, or capital resources.

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first half of fiscal 2000. The Exhibit filed as part of this report is listed below.

    Exhibit No.          Description

       27           Financial Data Schedule


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION


DATE:    January 13, 2000
                                                James R. Weigand
                                           Vice President Finance &
                                           Treasurer, Chief Financial
                                           Officer


DATE:    January 13, 2000
                                                 Jon S. Pilarski
                                                    Controller