Form 10-Q
period 2000-02-29
SKYLINE CORP
filed 2000-04-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON,  D.C.      20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934
                 For the Quarter Ended February 29, 2000

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

                                                  Yes   X   No


     Securities registered pursuant to Section 12 (b) of the Act:

                                          Shares Outstanding
                Title of Class               April 11, 2000
                 Common stock                  8,682,944

                           SKYLINE CORPORATION

                       Form 10-Q Quarterly Report

                                  INDEX

                                                              Page No.

Part I.    Financial Information


           Item 1.  Financial Statements:
                    Consolidated Balance Sheets as              2 - 3
                       of February 29, 2000 and May 31, 1999

                    Consolidated Statements of Earnings and       4
                       Retained Earnings for the three-month
                       and nine-month periods ended
                       February 29, 2000 and February 28, 1999

                    Consolidated Statements of Cash               5
                       Flows for the nine-month periods
                       ended February 29, 2000 and
                       February 28, 1999

                    Notes to the Consolidated Financial         6 - 7
                       Statements for the nine-month
                       period ended February 29, 2000

                    Report of Independent Accountants             8

          Item 2.   Management's Discussion and Analysis        9- 12
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information

          Item 1.   Legal Proceedings                            13

          Item 6.   Exhibits and Reports on Form 8-K             13

          Signatures                                             13

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands)
                                          February 29, 2000 May 31, 1999
                                            (Unaudited)
ASSETS

Current Assets

Cash                                           $   4,563      $   4,266

Treasury Bills, at cost plus accrued
interest                                         107,984        128,776

Accounts receivable, trade, less allowance
for doubtful accounts of $40                      34,522         41,787

Inventories
  Raw materials                                    5,078          5,245
  Work in process                                  5,031          5,226
  Finished goods                                       -              -

Total Inventories                                 10,109         10,471

Other current assets                               7,471          7,758

Total Current Assets                             164,649        193,058


Investment in U. S. Treasury Notes                25,089              -

Property, Plant and Equipment, at Cost
  Land                                             6,550          5,801
  Buildings and improvements                      63,247         61,591
  Machinery and equipment                         25,646         24,608

                                                  95,443         92,000

Less accumulated depreciation                     50,581         47,898

  Net Property, Plant and Equipment               44,862         44,102

Other Assets                                       3,976          3,822

                                                $ 238,576      $ 240,982





The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets


(Dollars in thousands except per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          February 29, 2000  May 31, 1999
                                            (Unaudited)
Current Liabilities

Accounts payable, trade                         $  6,116        $  8,496

Accrued salaries and wages                         5,837           6,715

Accrued profit sharing                             2,065           2,742

Accrued marketing programs                        15,196           9,878

Accrued warranty expense                           9,877           9,277

Other accrued liabilities                          4,405           5,981

Income taxes                                           -           2,571

Total Current Liabilities                         43,496          45,660


Other Deferred Liabilities                         3,673           3,630

Commitments and Contingencies                          -               -

Shareholders' Equity
Common stock, $.0277 par value, 15,000,000
  shares authorized; Issued 11,217,144 shares        312             312
Additional paid-in capital                         4,928           4,928
Retained earnings                                244,682         238,861
Treasury stock, at cost, 2,471,600 shares at
  February 29, 2000 and 2,217,200 shares at
  May 31, 1999                                   (58,515)        (52,409)

Total Shareholders' Equity                       191,407         191,692

                                               $ 238,576       $ 240,982




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 29, 2000 and February 28, 1999
(Unaudited)

(Dollars in thousands except per share data)

                           Three-months Ended      Nine-months Ended
                              February 29/28          February 29/28
                              2000       1999         2000       1999

Sales                      $ 118,969  $ 145,410    $ 445,930  $ 492,869

Cost of sales                100,713    120,038      371,041    401,350

Gross profit                  18,256     25,372       74,889     91,519

Selling and administrative
 expenses                     18,240     20,308       61,896     66,726

Operating earnings                16      5,064       12,993     24,793

Interest income                1,667      1,485        4,798      4,753

Earnings before income taxes   1,683      6,549       17,791     29,546

Provision for income taxes:
      Federal                    555      2,130        5,869      9,635
      State                      118        490        1,267      2,185

                                 673      2,620        7,136     11,820

Net earnings                   1,010      3,929       10,655     17,726

Retained earnings,
 beginning of period         245,266    230,334      238,861    219,343

                             246,276    234,263      249,516    237,069

Less, cash dividends paid      1,594      1,618        4,834      4,424

Retained earnings,
 end of period             $ 244,682  $ 232,645    $ 244,682  $ 232,645


Basic earnings per share        $.12      $ .44        $1.20      $1.93

Cash dividends per share       $ .18      $ .18        $ .54      $ .48

Weighted average common
 shares outstanding        8,775,973  8,999,944    8,912,499  9,182,006




The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 29, 2000 and February 28, 1999 Increase (decrease) in Cash
(Unaudited)

(Dollars in thousands)
                                                    2000          1999

Cash Flows From Operating Activities:
  Net earnings                                  $ 10,655      $ 17,726

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Interest income earned on U.S. Treasury
     Bills and Notes                              (4,798)       (4,753)
    Depreciation                                   2,950         2,796
    Amortization of premium on U.S. Treasury
     Notes                                            44             -
    Working Capital Items:
      Accounts receivable                          7,265        (2,072)
      Inventories                                    362          (706)
      Other current assets                           287         1,137
      Accounts payable, trade                     (2,380)       (2,847)
      Accrued liabilities                          2,787        10,647
      Income taxes payable                        (2,571)       (2,409)
   Other assets                                     (154)         (156)
    Other deferred liabilities                        43           224

    Total Adjustments                              3,835         1,861

    Net cash provided by operating activities     14,490        19,587

Cash Flows From Investing Activities:
  Proceeds from sale or maturity of
   U.S. Treasury Bills                           307,311       352,810
  Purchase of U.S. Treasury Bills               (282,573)     (355,789)
  Purchase of U.S. Treasury Note                 (25,133)            -
  Interest received from U.S. Treasury Note          852             -
  Proceeds from sale of property, plant
   and equipment                                      15           123
  Purchase of property, plant and equipment       (3,725)       (5,207)

    Net cash used in investing activities         (3,253)       (8,063)

Cash Flows From Financing Activities:
  Cash dividends paid                             (4,834)       (4,424)
  Purchase of treasury stock                      (6,106)      (11,349)

    Net cash used in financing activities        (10,940)      (15,773)

Net increase (decrease) in cash                      297        (4,249)

Cash at beginning of year                          4,266        10,667

Cash at end of quarter                         $   4,563     $   6,418

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the nine-month period ended February 29, 2000


NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 2000, the consolidated results of operations for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999, and the consolidated cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999.

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

The Corporation and its subsidiaries were contingently liable at February 29, 2000 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
For the nine-month period ended February 29, 2000

NOTE 2 Industry Segment Information
(Unaudited)
(Dollars in thousands)
                               Three-Months Ended   Nine-Months Ended
                                 February 29/28      February 29/28
                                 2000      1999      2000      1999

SALES

Manufactured housing           $ 91,632 $119,373   $352,462   $406,649

Recreational vehicles            27,337   26,037     93,468     86,220

Total sales                    $118,969 $145,410   $445,930   $492,869

EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS

  Manufactured housing         $    853 $  5,753   $ 13,559   $ 25,358

  Recreational vehicles             166      560      2,789      3,416

  General corporate expenses     (1,003)  (1,249)    (3,355)    (3,981)

Total operating earnings             16    5,064     12,993     24,793

Interest income                   1,667    1,485      4,798      4,753

Earnings before income taxes   $  1,683 $  6,549   $ 17,791   $ 29,546

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.




                   Report of Independent Accountants

March 15, 2000

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet as of February 29, 2000 and the related consolidated statements of earnings and retained earnings for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999 and the consolidated statement of cash flows for the nine-month periods ended February 29, 2000 and February 28, 1999 of Skyline Corporation and Subsidiary Companies. This financial information is the responsibility of the company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 29, 2000 were $118,969,000, a $26,441,000 decrease from $145,410,000 in the prior year. Fiscal 2000 sales through February 29 were $445,930,000, a $46,939,000 decrease from prior year's sales of $492,869,000. Manufactured housing sales for the third quarter totaled $91,632,000 compared to $119,373,000 at February 28, 1999. During the same period, unit sales decreased from 3,727 to 2,717. This business segment's fiscal year sales through February 29 were $352,462,000 versus $406,649,000 while unit sales declined from 12,826 to 10,504. Sales continue to be depressed by industry-wide high inventories at the retail level. Third quarter recreational vehicle sales increased to $27,337,000 from $26,037,000 while unit sales also increased from 2,018 to 2,073. Fiscal year sales for this business segment through February 29 were $93,468,000 versus $86,220,000 in the prior year. Unit sales increased from 6,803 to 7,085. The increase in recreational vehicle sales is primarily due to continued demand for travel trailers.

Cost of sales in the third quarter were 84.7 percent of sales compared to prior year's 82.6 percent. Cost of sales for fiscal 2000 were 83.2 percent versus 81.4 percent. The increase is primarily due to rising material costs and increased price competition on sales.

Quarterly selling and administrative expenses increased from 14.0 percent of sales to 15.3 percent. As of February 29, 2000 and February
28, 1999, fiscal year expenses increased from 13.5 percent to 13.9 percent. The increase is due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Third quarter earnings as a percentage of sales for manufactured housing were .9 percent versus prior year's 4.8 percent. For the nine months ended February 29, 2000 and February 28, 1999, operating earnings were 3.8 percent and 6.2 percent, respectively. Third quarter operating earnings as a percentage of sales for recreational vehicles were .6 percent compared to 2.2 percent. For the fiscal year through February 29, 2000 and February 28, 1999, operating earnings were 3.0 percent and 4.0 percent, respectively. Both segments were affected by increased cost of sales, while the manufactured housing segment was further impacted by declining sales.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest income amounted to $1,667,000 for the third quarter versus $1,485,000. Interest income is directly related to the amount available for investments and the prevailing yields on U.S. Government Securities.

Liquidity and Capital Resources

At February 29, 2000 cash and short-term investments in U.S. Treasury
Bills totaled $112,547,000, a decrease of $20,495,000 from $133,042,000 at May 31, 1999.  The decrease is primarily due to an investment in
U. S. Treasury Notes. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $52,102,000 at February 29, 2000, a decrease of $7,914,000 from the May 31, 1999 balance of $60,016,000.
This change is primarly due to a decrease in accounts receivable
($7,265,000). Accounts receivable declined because of lower sales this fiscal year and the seasonality of the Corporations's business. Current liabilities decreased $2,164,000 from $45,660,000 at May 31, 1999 to $43,496,000 at
February 29, 2000. The net decrease is due to various factors. Decreases occurred in accounts payable ($2,380,000) and accrued salaries and wages ($878,000) due to the seasonality of the Corporation's business. The change in accounts payable is further impacted by declining sales volume. Accrued profit sharing declined $667,000 because the February 29 balance reflects nine months of estimated liability versus a twelve month estimate at May 31, 1999. Other accrued liabilities decreased $1,576,000 primarily due to a lower liability for accrued employment taxes at February 29 versus May 31. Income taxes declined from $2,571,000 at May 31 to $0 at February 29. The May 31 balance represents a liability for state and federal income taxes for fiscal year 1999 that is in excess of estimated payments. The February 29 balance is the estimated liability for fiscal year 2000 in excess of estimated payments. Accrued marketing programs increased $5,318,000 due to an ongoing marketing program for manufactured housing dealers which has historically been paid in the fourth fiscal quarter. Working capital at February 29, 2000 amounted to $121,153,000 compared to $147,398,000 at May 31, 1999. The decrease is primarily attributable to an investment of U. S. Treasury Notes.

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital expenditures totaled $3,725,000 in the third quarter of fiscal 2000 compared to $5,207,000 in the previous year. Capital expenditures during the first nine months were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. The Corporation also acquired $6,106,000 of its stock during the first three quarters of fiscal 2000. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first three quarters of fiscal 2000. The Exhibit filed as part of this report is listed below.

    Exhibit No.          Description
       27           Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SKYLINE CORPORATION
DATE:    April 11, 2000
                                                James R. Weigand
                                           Vice President Finance &
                                           Treasurer, Chief Financial
                                           Officer

DATE:    April 11, 2000
                                                 Jon S. Pilarski
                                                    Controller