Form 10-K
period 2000-05-31
SKYLINE CORP
filed 2000-08-04
CIK 90896

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.    20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000        Commission File No. 1-4714

                            SKYLINE CORPORATION
          (Exact name of registrant as specified in its charter)

                   Indiana                            35-1038277
          (State of Incorporation)          (IRS Employer Identification No.)

        2520 Bypass Road, Elkhart, Indiana               46514
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  219-294-6521

        Securities registered pursuant to section 12(b) of the Act:

                      Shares Outstanding       Name of each Exchange on
Title of Class          July 13, 2000               which Registered

Common Stock                8,621,444          New York Stock Exchange

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

                                  X

The aggregate market value of the voting stock held by non-affiliates of the registrant (7,041,139 shares) based on the closing price on the New York Stock Exchange on July 13, 2000 was $154,905,058.

                   DOCUMENTS INCORPORATED BY REFERENCE:

            Title                                       Form 10-K

Proxy Statement dated August 4, 2000             Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 25, 2000.

                   (This page left intentionally blank)

                                 FORM 10-K
                           CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 2000 Annual Meeting of Shareholders to be held on September 25, 2000 (its "2000 Proxy Statement"). The following cross-reference index shows the page locations in the 2000 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2000 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

                                                           2000
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

                                                            2000
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

           The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 13,731 manufactured homes in fiscal year 2000.

           The Corporation's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

           The Corporation's recreational vehicles are sold under the "Nomad," "Layton," and "Aljo" trademarks for travel trailers and fifth wheels.

           In fiscal year 2000 manufactured homes represented 78% of total sales, while recreational vehicles accounted for the remaining 22%. In the prior year the sales dollars were 81% manufactured homes and 19% recreational vehicles. Additional financial data relating to these industry segments is included in Note 4, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

           Method of Distribution

           The Corporation's manufactured homes are distributed by approximately 650 dealers at 1,200 locations throughout the United States and recreational vehicles are distributed by approximately 310 dealers at 340 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

           Inventory

           The Corporation does not build significant inventories of either finished goods or raw materials at any time. In addition, there are no significant inventories sold on consignment.

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

           The Manufactured Housing Institute reported that the industry produced approximately 348,700 homes in calendar year 1999. In the same period, the Corporation produced 15,300 units for a 4.4% market share. In calendar year 1998, approximately 372,800 homes were manufactured by the industry. In that period the Corporation produced 17,286 homes for a 4.6% market share.

           The recreational vehicle industry produced 473,800 units in calendar year 1999 compared to 441,300 units in calendar year 1998. The following table shows the Corporation's competitive position in the recreational vehicle product lines it sells.

                                   Units Produced      Units Produced
                                 Calendar Year 1999  Calendar Year 1998
                                  Industry Skyline    Industry Skyline

           Travel Trailers         117,500   7,414      98,500   6,544

           Fifth Wheels             60,500   2,059      56,400   2,227

           Park Models               7,800     504       7,600     563

           Truck Campers            11,500      97      10,800     217


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

           Number of Employees

           The Corporation employs approximately 3,200 people at the present time.

Item 2.    Properties

      The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

      The Corporation's 24 manufacturing plants, all of which are owned, are as follows:

      Location                             Products

      California, San Jacinto              Manufactured Housing/Park Models
      California, Hemet                    Recreational Vehicles
      California, Hemet                    Recreational Vehicles
      California, Woodland                 Manufactured Housing
      Florida, Ocala                       Manufactured Housing
      Florida, Ocala                       Manufactured Housing
      Florida, Ocala                       Manufactured Housing/Park Models
      Indiana, Bristol                     Manufactured Housing
      Indiana, Elkhart                     Manufactured Housing
      Indiana, Elkhart                     Recreational Vehicles
      Indiana, Goshen                      Manufactured Housing
      Indiana, Howe                        Idle
      Kansas, Arkansas City                Manufactured Housing
      Kansas, Halstead                     Manufactured Housing
      Louisiana, Bossier City              Manufactured Housing
      North Carolina, Mocksville           Manufactured Housing/Park Models
      Ohio, Sugarcreek                     Manufactured Housing
      Oregon, McMinnville                  Manufactured Housing
      Oregon, McMinnville                  Recreational Vehicles
      Pennsylvania, Ephrata                Manufactured Housing/Park Models
      Pennsylvania, Leola                  Manufactured Housing
      Pennsylvania, Leola                  Recreational Vehicles
      Texas, Mansfield                     Recreational Vehicles
      Vermont, Fair Haven                  Manufactured Housing
      Wisconsin, Lancaster                 Manufactured Housing

      The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. In May 2000 the Corporation closed its manufacturing housing plant in Howe, Indiana. This plant is currently for sale.

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

      Item 4.   Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended
      May 31, 2000.

                                   PART II


      Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2000. A quarterly cash dividend of 15 cents ($0.15) per share was paid in the first half of fiscal 1999 and a quarterly cash dividend of 18 cents ($0.18) per share in the second half. At May 31, 2000, there were approximately 1,500 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2000 and 1999.

                      2000                  1999

      Quarter    High       Low         High      Low

      First     $31-7/16   $27- 3/8    $34-7/8   $28

      Second    $28-1/4    $22- 3/8    $32-9/16  $24-3/16

      Third     $25-1/4    $19- 3/4    $33-3/8   $28-3/4

      Fourth    $22-7/8    $17-13/16   $31-1/2   $26-1/2

      Item 6.   Selected Financial Data

      Dollars in thousands except per share data

                       	  2000      1999      1998      1997      1996

      FOR THE YEAR
      Sales   		$589,242  $664,791  $623,395  $613,191  $645,956
      Net earnings    	$ 15,028  $ 25,561  $ 19,946  $ 20,831  $ 19,683
      Cash dividends
             paid   	$  6,410  $  6,043  $  5,729  $  6,098  $  5,477

      Capital
       expenditures  	$  4,115  $  7,113  $  3,069  $  3,285  $  2,971
      Depreciation    	$  4,022  $  3,838  $  3,775  $  3,745  $  3,479


      AT YEAR END
      Working
       capital       	$123,401  $147,398  $142,185  $133,942  $ 80,761

      Current ratio     4.2:1     4.2:1     4.1:1     4.5:1     2.9:1

      U.S. Treasury
       Notes         	$ 25,072  $      -  $      -  $ 29,949  $ 59,907

      Property,
       plant and
       equipment,
             net    	$ 44,188  $ 44,102  $ 40,951  $ 41,952  $ 43,400


      Total assets    	$235,666  $240,982  $233,004  $217,867  $230,336

      Shareholders'
       equity         	$192,949  $191,692  $183,523  $176,221  $184,267


      PER SHARE
      Basic earnings 	$  1.70   $   2.80  $   2.10  $   2.07  $   1.84
      Cash dividends
       paid   		$   .72   $    .66  $    .60  $    .60  $    .51
      Shareholders'
       equity         	$ 22.22   $  21.30  $  19.46  $  18.23  $  17.43

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

      Results of Operations - Fiscal 2000 Compared to Fiscal 1999

      Sales in 2000 were $589,242,000, a decrease of $75,549,000 from
      $664,791,000 in 1999. Manufactured housing sales totaled $459,309,000 for 2000 compared to $539,377,000 in 1999.
      Manufactured housing unit sales decreased to 13,731 compared to 16,956. The decrease reflects sluggishness in the manufactured housing market due to industry-wide excess retail inventories, higher interest rates and the tightening of credit standards by lenders. These conditions continue as the Corporation enters the first quarter of its 2001 fiscal year. Recreational vehicle sales increased to $129,933,000 in 2000 compared to $125,414,000 in 1999. Recreational vehicle unit sales decreased to 9,780 in 2000 compared to 9,846 in 1999. The unit sales increase in travel trailers was not enough to offset the decrease in demand for fifth wheels and truck campers.
      However, dollar sales increased due to higher average sales prices and product mix changes in the fifth wheel and travel trailer product lines.

      Cost of sales in 2000 was 83.1% of sales compared to 81.3% in 1999. Manufactured housing cost of sales in 2000 increased to 82.0% of sales from 80.3% in 1999. Recreational vehicle cost of sales in 2000 increased to 86.8% of sales from 85.9% in 1999. The increase is primarily due to rising raw material costs and increased price competition on sales.

      Selling and administrative expenses as a percentage of sales were 13.8% in 2000 compared to 13.2% in 1999. The increase is due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

      Manufactured housing operating earnings as a percentage of sales were 3.8% in 2000 and 6.5% in 1999. Recreational vehicle operating earnings as a percentage of sales decreased to 4.1% of sales in 2000 from 5.3% of sales in 1999. Both decreases were largely due to either decreased sales volume or gross margins.

      Interest income amounted to $6,572,000 in 2000 compared to $6,264,000 in 1999. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

      The increase in interest income was primarily due to higher interest rates during the period.

      Results of Operations - Fiscal 1999 Compared to Fiscal 1998

      Sales in 1999 were $664,791,000, an increase of $41,396,000 from $623,395,000 in 1998. Manufactured housing sales totaled $539,377,000 for 1999 compared to $510,465,000 in 1998.
      Manufactured housing unit sales decreased to 16,956 compared to 17,293. Sales dollars in this business segment increased due to continued demand for multi-section homes. This product accounted for 67.5 percent of all homes shipped by Skyline in 1999 versus 60.3 percent in 1998. In addition, multi-section homes have a higher selling price compared to a single section home. The demand for manufactured housing in 1999 was steady until the fiscal year's fourth quarter when the manufactured housing market experienced some softening in demand. Recreational vehicle sales increased to $125,414,000 in 1999 compared to $112,930,000 in 1998. Recreational vehicle unit sales increased to 9,846 in 1999 compared to 8,979 in 1998.
      The increase in this business segment's sales is primarily attributable to continuing demand for travel trailers.

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



      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited), continued

      Liquidity and Capital Resources

      At May 31, 2000 cash and short-term investments in U.S. Treasury Bills totaled $108,938,000, a decrease of $24,104,000 from $133,042,000 at May 31, 1999. The decrease is primarily due to an investment in U. S. Treasury Notes of $25,072,000. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $53,498,000 at the end of fiscal 2000, a decrease of $6,518,000 from the balance at May 31, 1999 of $60,016,000. This change is primarily due to a decrease in accounts receivable ($6,357,000) because of lower sales this fiscal year. Decreased sales also caused current liabilities to decline $6,625,000 from $45,660,000 at May 31, 1999 to
      $39,035,000 at May 31, 200

      Capital expenditures totaled $4,115,000 in fiscal 2000 compared to $7,113,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. Cash was also used to purchase $7,361,000 of the Corporation's stock in fiscal 2000, compared to $11,349,000 in fiscal 1999. The cash provided by operating activities in fiscal 2001, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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




                 REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and Board of Directors of Skyline
      Corporation


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      PRICEWATERHOUSECOOPERS LLP

      Chicago, Illinois
      June 15, 2000


      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 2000 and 1999
      Dollars in thousands

      ASSETS
                                           2000          1999
      Current Assets
      Cash                             	$  7,006      $  4,266
      Treasury Bills, at cost plus
       accrued interest                  101,932       128,776
      Accounts receivable, trade,
       less allowance for doubtful
       accounts of $40                    35,430        41,787

      Inventories                          9,807        10,471

      Deferred income tax benefits         7,911         7,069

      Other current assets                   350           689

      Total Current Assets               162,436       193,058


      Investment in U.S. Treasury Notes   25,072             -

      Property, Plant and Equipment,
       At Cost
      Land                                 6,662         5,801
      Buildings and improvements          63,308        61,591
      Machinery and equipment             25,770        24,608

                                          95,740        92,000
      Less accumulated depreciation       51,552        47,898
      Net Property, Plant and
       Equipment                          44,188        44,102

      Other Assets                         3,970         3,822

                                        $235,666      $240,982


      The accompanying notes are a part of the consolidated financial statements.

      Skyline Corporation and Subsidiary Companies

      Consolidated Balance Sheets
      May 31, 2000 and 1999
      Dollars in thousands except per share data

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                	   2000          1999
      Current Liabilities
      Accounts payable, trade           $  6,350      $  8,496
      Accrued salaries and wages           5,540         6,715
      Accrued profit sharing               2,518         2,742
      Accrued marketing programs           8,435         9,878
      Accrued warranty and related
       expenses                           10,063         9,277
      Other accrued liabilities            4,570         5,981
      Income taxes                         1,559         2,571

      Total Current Liabilities           39,035        45,660

      Other Deferred Liabilities           3,682         3,630

      Commitments and Contingencies            -             -

      Shareholders' Equity
      Common stock, $.0277 par value,
       15,000,000 shares authorized;
       Issued 11,217,144 shares              312           312
      Additional paid-in capital           4,928         4,928
      Retained earnings                  247,479       238,861
      Treasury stock, at cost,
       2,534,200 shares in 2000 and
       2,217,200 shares in 1999          (59,770)      (52,409)

      Total Shareholders' Equity         192,949       191,692

                                        $235,666      $240,982


      The accompanying notes are a part of the consolidated financial statements.

   Skyline Corporation and Subsidiary Companies

   Consolidated Statements of Earnings and Retained Earnings
   For the Years Ended May 31, 2000, 1999 and 1998
   Dollars in thousands except per share data

                                      2000        1999        1998

   EARNINGS

   Sales                            $589,242    $664,791    $623,395

   Cost of sales                     489,585     540,673     513,643

   Gross profit                       99,657     124,118     109,752

   Selling and administrative
    expenses                          81,144      87,781      82,646

   Operating earnings                 18,513      36,337      27,106

   Interest income                     6,572       6,264       6,233

   Earnings before income taxes       25,085      42,601      33,339

   Provision for income taxes
     Federal                           8,363      13,990      11,107
     State                             1,694       3,050       2,286

                                      10,057      17,040      13,393

   Net earnings                     $ 15,028    $ 25,561   $  19,946

   Basic earnings per share         $   1.70    $   2.80   $    2.10

   Weighted average common shares
    outstanding                    8,858,628   9,136,116   9,511,023

   RETAINED EARNINGS
   Balance at beginning of year     $238,861    $219,343   $205,126

   Add net earnings                   15,028      25,561     19,946

   Less cash dividends paid ($.72
    per share in 2000, $.66 per
    share in 1999 and $.60 per
    share in 1998)                     6,410       6,043      5,729

   Balance at end of year           $247,479    $238,861   $219,343



    The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2000, 1999 and 1998
Increase (Decrease) in Cash

Dollars in Thousands
                         		2000      1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                        $ 15,028  $ 25,561    $ 19,946

Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
 Interest income earned on
   U.S. Treasury Bills and Notes      (6,572)   (6,264)     (6,233)
 Depreciation                          4,022     3,838       3,775
 Amortization of discount or premium
   on U.S. Treasury Notes                 61         -         (51)
 Working capital items:
   Accounts receivable                 6,357     1,111         462
   Inventories                           664    (1,316)        838
   Other current assets                 (503)     (112)      1,032
   Accounts payable, trade            (2,146)   (4,376)      3,130
   Accrued liabilities                (3,467)    3,628       2,770
   Income taxes payable               (1,012)      111       1,811
 Other assets                           (148)     (251)       (184)
 Other deferred liabilities               52       446         124

 Total Adjustments                    (2,692)   (3,185)      7,474

 Net cash provided by operating
  activities                          12,336    22,376      27,420


The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2000, 1999 and 1998
Increase (Decrease) in Cash

Dollars in Thousands
                                        2000      1999       1998
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale or maturity
  of U.S. Treasury Bills             446,701   511,761    452,570
 Proceeds from maturity of
  U.S. Treasury Notes                      -         -     30,000
  Purchase of U.S. Treasury Notes    (25,133)        -          -
 Purchase of U.S. Treasury Bills    (414,480) (516,157)  (494,538)
 Interest received from
  U.S. Treasury Notes                  1,194         -      1,144
 Proceeds from sale of property,
  plant and equipment                      8       124        295
 Purchase of property, plant
  and equipment                       (4,115)   (7,113)    (3,069)

Net cash provided by (used in)
 investing activities                  4,175   (11,385)   (13,598)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                  (6,410)   (6,043)    (5,729)
 Purchase of treasury stock           (7,361)  (11,349)    (6,915)

 Net cash used in financing
  activities                         (13,771)  (17,392)   (12,644)

Net increase (decrease)in cash         2,740    (6,401)     1,178
Cash at beginning of year              4,266    10,667      9,489

Cash at end of year                 $  7,006  $  4,266   $ 10,667



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

Revenue recognition -- Substantially all of the Corporation's products are made to order. Revenue is recognized upon shipment.

Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $11.9 million, $17.9 million and $12.3 million in 2000, 1999 and 1998, respectively.

Inventory -- Inventories are stated at cost, which includes the cost of raw materials, labor and overhead, determined under the first-in, first-out method, which is not in excess of market. At May 31, 2000 total inventories consisted of raw materials, $4,772,000, work in process, $4,771,000, and finished goods, $264,000. At May 31, 1999 raw materials inventory totaled $5,245,000 and work in process inventory totaled $5,226,000.

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

The gross amortized cost of the U. S. Treasury Bills, which approximates their fair market value, totaled $101,932,000 and $128,776,000 at May 31, 2000 and 1999, respectively. These securities mature within one year. The investment in U. S. Treasury Notes has a gross unamortized cost of $25,072,000 at May 31, 2000, and has a maturity between one to two years. The fair market value of the U.S. Treasury Notes totaled $24,727,000, resulting in a gross unrealized loss of $345,000. The Corporation does not have any other financial instruments which have market values differing from recorded values.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 2000 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

NOTE 3 Purchase of Treasury Stock

The Corporation's board of directors from time to time has authorized the repurchase of shares of the Corporation's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2000 the Corporation acquired 317,000 shares of its common stock for $7,361,000. In fiscal 1999 it acquired 433,200 shares for $11,349,000, and in fiscal 1998 it acquired 233,000 shares for $6,915,000. The effect of the aggregate repurchases on basic earnings per share was $.36 per share in 2000, $.52 per share in 1999, and $.32 per share in 1998. At May 31, 2000, the Corporation had authorization to repurchase an additional 683,000 shares of its common stock.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Industry Segment Information

Dollars in thousands
                                  2000       1999       1998
SALES
Manufactured housing           $459,309   $539,377   $510,465
Recreational vehicles           129,933    125,414    112,930

Total sales                    $589,242   $664,791   $623,395

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
  Manufactured housing         $ 17,499   $ 35,202   $ 27,849
  Recreational vehicles           5,343      6,632      4,050
  General corporate expenses     (4,329)    (5,497)    (4,793)

Total operating earnings         18,513     36,337     27,106

Interest income                   6,572      6,264      6,233

Earnings before income taxes   $ 25,085   $ 42,601   $ 33,339

IDENTIFIABLE ASSETS
OPERATING ASSETS
  Manufactured housing         $ 89,672   $ 93,904   $ 95,859
  Recreational vehicles          18,990     18,302     19,029

Total operating assets          108,662    112,206    114,888

U.S. TREASURY BILLS             101,932    128,776    118,116

U.S. TREASURY NOTES              25,072          -          -

Total assets                   $235,666   $240,982   $233,004

DEPRECIATION
  Manufactured housing         $  3,459   $  3,328   $  3,255
  Recreational vehicles             563        510        520

Total depreciation             $  4,022   $  3,838   $  3,775

CAPITAL EXPENDITURES
  Manufactured housing         $  3,517   $  6,125   $  2,713
  Recreational vehicles             598        988        356

Total capital expenditures     $  4,115   $  7,113   $  3,069

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Employee Benefits

A) PROFIT SHARING AND 401(K) PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended
May 31, 2000, 1999 and 1998, contributions to the Plans were
$2,554,000, $2,740,000 and $2,661,000, respectively.

In 1998 the Corporation began an employee savings plan (the "401(k) Plan") that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the Plan.

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 8.0% in 2000, 1999 and 1998. The amount charged to operations under these arrangements was $252,000, $540,000 and $244,000 in fiscal 2000, 1999 and 1998, respectively.

Financial Summary By Quarter
Unaudited
Dollars in thousands except per share data

2000                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr   Year

Sales                  $166,712  $160,249  $118,969  $143,312 $589,242
Gross profit             28,749    27,884    18,256    24,768   99,657
Net earnings              4,895     4,750     1,010     4,373   15,028
Basic earnings per
 share                      .54       .53       .12       .50     1.70

1999                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr    Year

Sales                  $171,044  $176,416  $145,410  $171,921 $664,791
Gross profit             31,491    34,657    25,372    32,598  124,118
Net earnings              6,511     7,285     3,929     7,836   25,561
Basic earnings per
 share                      .69       .80       .44       .87     2.80

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                            None

                                PART III


Item 10.  Executive Officers of the Registrant (Officers are
                            elected annually)

         Name              Age           Position

   Arthur J. Decio          69   Chairman of the Board

   Ronald F. Kloska         66   Vice Chairman and Chief
                                   Executive Officer

   William H. Murschel      55   President - Chief
                                   Operations Officer

   Terrence M. Decio        48 	 Senior Executive Vice
                                   President

   Charles W. Chambliss     50   Vice President - Product
                                   Development and Engineering

   Christopher R. Leader    41   Vice President - Operations

   James R. Weigand         45   Vice President - Finance &
                                   Treasurer and Chief
                                   Financial Officer

   Jon S. Pilarski          37   Controller


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


      (a)(2)     Index to Exhibits

                 Exhibits (Numbered according to Item 601 of
                 Regulation S-K, Exhibit Table)

         (3) (i) Articles of Incorporation

         (3)(ii) By-Laws

        (21)     Subsidiaries of the Registrant

        (27)     Financial Data Schedules


      (b)        Reports on Form 8K

                 No reports on Form 8K were filed during the
               quarter ended May 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYLINE CORPORATION
                                   Registrant


DATE: July 13, 2000                BY:
                                   Ronald F. Kloska, Vice
                                   Chairman, Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE: July 13, 2000                BY:
                                    	Arthur J. Decio, Chairman of
                                   	the Board

DATE:     July 13, 2000            BY:
                                      	William H. Murschel, President
	                                and Chief Operations Officer
	                                and Director

DATE: July 13, 2000                BY:
      	                                Terrence M. Decio, Senior
              	                        Executive Vice President and
                      	                Director

DATE: July 13, 2000                BY:
                                       James R. Weigand, Vice
      	                               President - Finance &
              	                       Treasurer and Chief Financial
	                               Officer

DATE: July 13, 2000                BY:
      	                               Jon S. Pilarski, Controller

DATE: July 13, 2000                BY:
                                       Jerry Hammes, Director

DATE:     July 13, 2000            BY:
                                       William H. Lawson, Director

DATE: July 13, 2000                BY:
                                       David T. Link, Director

DATE: July 13, 2000                BY:
                                       Andrew J. McKenna, Director

DATE: July 13, 2000                BY:
                                       V. Dale Swikert, Director


                             EXHIBIT (3) (i)



                        Articles of Incorporation



No changes were made to the Articles of Incorporation during the fiscal year ended May 31, 2000. The Articles of Incorporation were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1996.


                           EXHIBIT (3) (ii)



                                 By-Laws



No changes were made to the By-Laws during the fiscal year ended
May 31, 2000. The By-Laws were filed with and are incorporated by reference from the Corporation's Form 10K for the fiscal year ended May 31, 1997.

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



                              EXHIBIT (27)



                        Financial Data Schedules



A copy of the Corporation's Financial Data Schedules filed electronically with the Securities and Exchange Commission with Form 10-K will be furnished to shareholders without charge upon written request to Ronald F. Kloska, Vice Chairman and Chief Executive Officer, Skyline Corporation, Post Office Box 743, Elkhart, Indiana 46515.