Form 10-Q
period 2000-05-31
SKYLINE CORP
filed 2000-10-12
CIK 90896

10/09/00
9:33 a.m.

			SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.      20549

				   FORM 10-Q

		    Quarterly Report Under Section 13 or 15 (d)
 	             of the Securities Exchange Act of 1934

		       For the Quarter Ended August 31, 2000
			    Commission File No. 1-4714


			 	SKYLINE CORPORATION


		(Exact name of registrant as specified in its charter)


      INDIANA                                          35-1038277
(State of Incorporation)                    (IRS Employer Identification No.)

	P O. Box 743,     2520 By-Pass Road       Elkhart, IN    46515

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

						     Yes   X   No


              Securities registered pursuant to Section 12 (b) of the Act:


                                 Title of Class	      Shares Outstanding
                                  Common stock	        October 9, 2000
						          8,478,044


				SKYLINE CORPORATION

			    Form 10-Q Quarterly Report

                                      INDEX
								      Page No.

Part I.	Financial Information


       	Item 1.	Financial Statements:
              	Consolidated Balance Sheets as				2 - 3
               	  of August 31, 2000 and May 31, 2000

       		Consolidated Statements of Earnings and  		4
               	  Retained Earnings for the three-month
               	  periods ended August 31, 2000 and 1999

              	Consolidated Statements of Cash	  			5
               	  Flows for the three-month periods
              	  ended August 31, 2000 and 1999

               	Notes to the Consolidated Financial			6 - 7
               	  Statements for the three-month
	  	  period ended August 31, 2000

               	Report of Independent Accountants  			8

   	Item 2.	Management's Discussion and Analysis			9 - 10
                  of Financial Condition and Results
                  of Operations


Part II.	Other Information

	Item 1.	Legal Proceedings  					11

	Item 4.	Submission of Matters to a Vote of  			11
		Security Holders

	Item 6.	Exhibits and Reports on Form 8-K	  		11

 	Signatures		  					11



Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					   August 31, 2000	   May 31, 2000
					       (Unaudited)

ASSETS

Current Assets

Cash						$    6,221	     $    7,006
Treasury Bills, at cost plus accrued interest	   106,109		101,932
Investment in U.S. Treasury Notes		    25,055		      -
Accounts receivable, trade, less allowance
  for doubtful accounts of $40			    35,242		 35,430

Inventories					     9,680		  9,807

Other current assets				     7,991		  8,261

Total Current Assets				   190,298   		 62,436

Investment in U.S. Treasury Notes			 -		 25,072

Property, Plant and Equipment, At Cost
Land						     6,662		  6,662
Buildings and improvements			    63,496		 63,308
Machinery and equipment				    25,906  		 25,770

						    96,064		 95,740
Less accumulated depreciation			    52,466		 51,552

Net Property, Plant and Equipment		    43,598  		 44,188

Other Assets					     3,999		  3,970

						  $237,895	       $235,666

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data

					   August 31, 2000	   May 31, 2000
					       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade				$    8,039	     $    6,350
Accrued salaries and wages			     5,563		  5,540
Accrued profit sharing				       642		  2,518
Accrued marketing programs			    11,658		  8,435
Accrued warranty and related expenses		    10,241		 10,063
Other accrued liabilities			     3,959		  4,570
Income taxes					     2,228		  1,559

Total Current Liabilities			    42,330    	         39,035

Other Deferred Liabilities			     3,699		  3,682

Commitments and Contingencies			         -	              -

Shareholders' Equity
Common stock, $.0277 per value,
  15,000,000 shared authorized;
  Issued 11,217,144 shares			       312		    312
Additional paid-in capital			     4,928		  4,928
Retained earnings				   249,045		247,479
Treasury stock, at cost,
  2,665,500 shares at August 31, 2000
  2,534,200 shares at May 31, 2000		  (62,419)	       (59,770)

Total Shareholders' Equity			   191,866	        192,949

						  $237,895	       $235,666

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2000 and 1999
(Unaudited)
Dollars in thousands except per share data

						    2000	    1999

Sales						$134,280	$166,712

Cost of sales					 111,343         137,963

Gross profit					  22,937	  28,749

Selling and administrative expenses	          19,733          22,112

Operating earnings				   3,204 	   6,637
Interest income				           1,928           1,536

Earnings before income taxes			   5,132	   8,173
Provision for income taxes:
  Federal 					   1,728	   2,694
  State					             274             584
					           2,002           3,278

Net earnings					   3,130	   4,895

Retained earnings, beginning of period	         247,479         238,861

						 250,609	 243,756

Less cash dividends paid 		           1,564           1,620

Retained earnings, end of period 	        $249,045        $242,136

Basic earnings per share		    	$    .36 	$    .54

Cash dividends per share			$    .18	$    .18

Weighted average common shares outstanding     8,612,930       8,999,944

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2000 and 1999
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

   						    	    2000	   1999
CASH FLOWS FROM OPERATION ACTIVITIES:

Net earnings					      $    3,130     $    4,895

Adjustments to reconcile net earnings to net cash
    provided by operating activities:
  Interest income earned on U.S. Treasury Bills and
    Notes					         (1,928)	(1,536)
  Depreciation						     968	    941
  Amortization of premium on U.S. Treasury Notes	      17	     11
  Working Capital Items:
    Accounts receivable	        			     188	(1,399)
    Inventories						     127	  (208)
    Other current assets 				     270	  (171)
    Accounts payable, trade				   1,689	  1,901
    Accrued liabilities					     937	   (61)
    Income taxes payable				     669	  1,142
  Other assets						    (29)	   (31)
  Other deferred liabilities				      17	     17

  Total Adjustments					   2,925	    606

Net cash provided by operating activities	           6,055	  5,501

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale or maturity of U.S Treasury Bills 	  90,536	135,640
  Purchase of U.S. Treasury Bills			(93,504)      (112,636)
  Purchase of U.S. Treasury Notes			       -       (25,133)
  Interest received from U.S. Treasury Notes		     719              -
  Proceeds from sale of property, plant and equipment	       -	      3
  Purchase of property, plant and equipment 		   (378)        (1,338)

Net cash used in investing activities		         (2,627)        (3,464)

CASH FLOWS FROM FINANICNG ACTIVITIES:

  Cash dividends paid					 (1,564)	(1,620)
  Purchase of treasury stock				 (2,649)              -

Net cash used in financing activities		         (4,213)	(1,620)

Net (decrease) increase in cash		        	   (785)	    417

Cash at beginning of year			           7,006	  4,266

Cash at end of quarter				      $    6,221     $    4,683

The accompanying notes are part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2000

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2000, the consolidated results of operations for the three-month periods ended
August 31, 2000 and 1999, and the consolidated cash flows for the three-month periods ended August 31, 2000 and 1999.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At August 31,2000 total inventories consisted of raw materials, $4,560,000, work in process, $4,840,000, and finished goods, $280,000. At May 31, 2000 total inventories consisted of raw materials, $4,772,000, work in process, $4,771,000, and finished goods, $264,000.

The Corporation and its subsidiaries were contingently liable at August 31, 2000 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2000

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands

						    2000	    1999
SALES

Manufactured Housing				$104,789	$132,536

Recreational Vehicles				  29,491	  34,176

Total sales					$134,280	$166,712


EARNINGS BEORE INCOME TAXES
OPERATING EARNINGS

Manufactured housing				   3,758	   6,257
Recreational vehicles				     643	   1,609

General corporate expense			 (1,197)         (1,229)

Total operating earnings			   3,204	   6,637
Interest income				           1,928           1,536

Earnings before income taxes		      	$  5,132	$  8,173

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.


			Report of Independent Accountants


September 15, 2000

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet of Skyline Corportaion and Subsidiary Companies as of August 31, 2000, and the related consolidated statements of earnings and retained earnings for each of the three-month periods ended August 31, 2000 and 1999 and the consolidated statement of cash flows for the three-month periods ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2000, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 15, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois



Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 2000 were $134,280,000, a decrease of $32,432,000 from $166,712,000 in the comparable quarter of the prior year. Manufactured housing sales totaled $104,789,000 compared to $132,536,000. Manufactured housing unit sales decreased from 3,981 to 3,105. Sales were negatively affected by industry-wide excessive retail inventories, higher interest rates, and tightening of credit standards by lenders. These conditions emerged in early fiscal 2000. First quarter recreational vehicle sales decreased from $34,176,000 in fiscal 2000 to $29,491,000 in fiscal 2001. Recreational vehicle unit sales decreased from 2,649 to 2,262. The decrease in this segment's sales is primarily due to declining demand for fifth wheels and travel trailers.

Cost of sales in the first quarter of fiscal 2001 was 82.9 percent of sales compared to 82.8 percent in fiscal 2000.

Quarterly selling and administrative expenses increased from 13.3 percent in fiscal 2000 to 14.7 percent in fiscal 2001. The increase is primarily due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Operating earnings as a percentage of sales for manufactured housing were 3.6 percent in fiscal 2001 and 4.7 percent in fiscal 2000. Operating earnings as a percentage of sales for recreational vehicles decreased from 4.7 percent to 2.2 percent. Both segments were affected by decreased sales volume.

Interest income amounted to $1,928,000 compared to $1,536,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At August 31, 2000 cash and short-term investments in U.S. Treasury Bills totaled $112,330,000, an increase of $3,392,000 from $108,938,000 at
May 31, 2000. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $77,968,000 at August 31, 2000, an increase of $24,470,000 from May 31, 2000 balance of $53,498,000. The increase was due to the current classification of investment in U.S. Treasury Notes.

Current liabilities increased $3,295,000 from $39,035,000 at May 31, 2000 to $42,330,000 at August 31, 2000. An increase in accrued marketing programs ($3,223,000) was a contributing cause to the increase. Working capital at August 31, 2000 amounted to $147,968,000 compared to $123,401,000 at
May 31, 2000. Capital expenditures totaled $378,000 in the first quarter of fiscal 2000 compared to $1,338,000 in the previous year. Capital expenditures during the first three months were made primarily to replace or refurbish machinery and equipment, and improve manufacturing efficiencies. Cash was also used to purchase $2,649,000 of the corporation's stock.


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


					PART II
Item 1.  Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 2000 heretofore filed by the registrant with the Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 25, 2000, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:


  1.  Election of  Directors
       Nominee			Votes For	  Votes Against	Votes Withheld

  Arthur J. Decio		7,952,136		0		79,442
  Terrence M. Decio		7,952,226		0		79,352
  Jerry Hammes			7,966,581		0		64,997
  Ronald F. Kloska		7,952,176		0		79,402
  William H. Lawson		7,966,591		0		64,987
  David T. Link			7,965,470		0		66,108
  Andrew J. McKenna		7,899,781		0	       131,797
  William H. Murschel		7,951,966		0		79,612
  Dale Swikert			7,966,550		0		65,028

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2001. The Exhibit filed as part of this report is listed below.

		   Exhibit No.			   Description
		       27	               Financial Data Schedule


				    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							SKYLINE CORPORATION

DATE:
						          James R. Weigand
						      V.P. Finance & Treasurer,
		   	         		       Chief Financial Officer

DATE:
			 			           Jon S. Pilarski
			        		              Controller