Form 10-Q
period 2000-11-30
SKYLINE CORP
filed 2001-01-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2000

1-4714
(Commission File No.)

SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	35-1038277 (IRS Employer Identification No.)

P. O. Box 743 2520 By-Pass Road Elkhart, IN (Address of principal executive offices)	46515 (Zip Code)

(219) 294-6521
(Registrant’s telephone number)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Securities registered pursuant to Section 12 (b) of the Act:

Title of Class	Shares Outstanding January 11, 2001
Common stock	8,391,244

SKYLINE CORPORATION
FORM 10-Q QUARTERLY REPORT

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of November 30, 2000 and May 31, 2000	2

	Consolidated Statements of Earnings and Retained Earnings for the three-month and six-month periods ended November 30, 2000 and 1999	3

	Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2000 and 1999	4

	Notes to the Consolidated Financial Statements for the six-month period ended November 30, 2000	5

	Report of Independent Accountants	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES		8

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SKYLINE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	November 30, 2000	May 31, 2000

	(unaudited)
ASSETS
Current Assets
Cash	$6,644	$7,006
Treasury Bills, at cost plus accrued interest	112,442	101,932
Investment in U.S. Treasury Notes	25,039	—
Accounts receivable, trade, less allowance for doubtful accounts of $40	26,444	35,430
Inventories	9,680	9,807
Other current assets	9,971	8,261

Total Current Assets	190,220	162,436

Investment in U.S. Treasury Notes	—	25,072
Property, Plant and Equipment, At Cost
Land	6,662	6,662
Buildings and improvements	63,589	63,308
Machinery and equipment	26,261	25,770

	96,512	95,740
Less accumulated depreciation	53,301	51,552

Net Property, Plant and Equipment	43,211	44,188

Other Assets	4,008	3,970

	$237,439	$235,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$6,604	$6,350
Accrued salaries and wages	4,166	5,540
Accrued profit sharing	1,357	2,518
Accrued marketing programs	13,606	8,435
Accrued warranty and related expenses	10,409	10,063
Other accrued liabilities	4,073	4,570
Income taxes	3,129	1,559

Total Current Liabilities	43,344	39,035

Other Deferred Liabilities	3,709	3,682

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $.0277 per value, 15,000,000 shared authorized;
Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	250,640	247,479
Treasury stock, at cost,
2,815,300 shares at November 30, 2000
2,534,200 shares at May 31, 2000	(65,494)	(59,770)

Total Shareholders’ Equity	190,386	192,949

	$237,439	$235,666

The accompanying notes are a part of the consolidated financial statements.

SKYLINE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
For the three-month and six-month periods ended November 30, 2000 and 1999
(Unaudited)
(Dollars in thousands except per share data)

	Three-Months Ended November 30,		Six-Months Ended November 30,

	2000	1999	2000	1999

Sales	$123,087	$160,249	$257,367	$326,961
Cost of sales	100,770	132,365	212,113	270,328

Gross profit	22,317	27,884	45,254	56,633
Selling and administrative expenses	19,102	21,543	38,834	43,655

Operating earnings	3,215	6,341	6,420	12,978
Interest income	2,027	1,594	3,954	3,130

Earnings before income taxes	5,242	7,935	10,374	16,108

Provision for income taxes:
Federal	1,797	2,620	3,525	5,314
State	311	565	585	1,149

	2,108	3,185	4,110	6,463

Net earnings	3,134	4,750	6,264	9,645
Retained earnings, beginning of period	249,045	242,136	247,479	238,861

	252,179	246,886	253,743	248,506
Less cash dividends paid	1,539	1,620	3,103	3,240

Retained earnings, end of period	$250,640	$245,266	$250,640	$245,266

Basic earnings per share	$.37	$.53	$.73	$1.07

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average common shares outstanding	8,475,784	8,960,620	8,544,731	8,980,389

The accompanying notes are a part of the consolidated financial statements.

SKYLINE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-month periods ended November 30, 2000 and 1999
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2000	1999

Cash Flows From Operation Activities:
Net earnings	$6,264	$9,645

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(3,954)	(3,130)
Depreciation	1,936	1,883
Amortization of premium on U.S. Treasury Notes	33	28
Working Capital Items:
Accounts receivable	8,986	9,159
Inventories	127	(316)
Other current assets	(1,710)	374
Accounts payable, trade	254	(747)
Accrued liabilities	2,485	1,820
Income taxes payable	1,570	(2,378)
Other assets	(38)	(127)
Other deferred liabilities	27	26

Total Adjustments	9,716	6,592

Net cash provided by operating activities	15,980	16,237

Cash Flows From Investing Activities:
Proceeds from sale or maturity of U.S Treasury Bills	201,335	220,430
Purchase of U.S. Treasury Bills	(208,610)	(201,314)
Purchase of U.S. Treasury Notes	—	(25,133)
Interest received from U.S. Treasury Notes	719	—
Proceeds from sale of property, plant and equipment	—	12
Purchase of property, plant and equipment	(959)	(2,532)

Net cash used in investing activities	(7,515)	(8,537)

Cash Flows From Financing Activities:
Cash dividends paid	(3,103)	(3,240)
Purchase of treasury stock	(5,724)	(3,186)

Net cash used in financing activities	(8,827)	(6,426)

Net (decrease) increase in cash	(362)	1,274
Cash at beginning of year	7,006	4,266

Cash at end of quarter	$6,644	$5,540

The accompanying notes are part of the consolidated financial statements.

SKYLINE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the six-month period ended November 30, 2000

Note 1.   Nature of Operations and Accounting Policies

             The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2000, the consolidated results of operations for the three-month and six-month periods ended November 30, 2000 and 1999, and the consolidated cash flows for the six-month periods ended November 30, 2000 and 1999.

             The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

             Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At November 30, 2000 total inventories consisted of raw materials, $4,637,000, work in process, $4,858,000, and finished goods, $185,000. At May 31, 2000 total inventories consisted of raw materials, $4,772,000, work in process, $4,771,000 and finished goods, $264,000.

             The Corporation and its subsidiaries were contingently liable at November 30, 2000 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

             The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Note 2.   Industry Segment Information

	Three-Months Ended November 30,		Six-Months Ended November 30,

	2000	1999	2000	1999
	(dollars in thousands) (unaudited)
Sales
Manufactured Housing	$100,983	$128,294	$205,772	$260,830
Recreational Vehicles	22,104	31,955	51,595	66,131

Total sales	$123,087	$160,249	$257,367	$326,961

Earnings Before Income Taxes
Operating Earnings (Loss)
Manufactured housing	4,835	6,449	8,649	12,706
Recreational vehicles	(586)	1,014	8	2,623
General corporate expense	(1,034)	(1,122)	(2,237)	(2,351)

Total operating earnings	3,215	6,341	6,420	12,978
Interest income	2,027	1,594	3,954	3,130

Earnings before income taxes	$5,242	$7,935	$10,374	$16,108

             Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.

REPORT OF INDEPENDENT ACCOUNTANTS

December 15, 2000

To The Board of Directors and Shareholders of Skyline Corporation

             We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and Subsidiary Companies as of November 30, 2000, and the related consolidated statements of earnings and retained earnings for each of the three-month and six-month periods ended November 30, 2000 and 1999 and the consolidated statement of cash flows for the six-month period ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

             Sales in the quarter ended November 30, 2000 were $123,087,000, a decrease of $37,162,000 from $160,249,000 in the comparable quarter of the prior year. Fiscal 2001 sales through November 30 were $257,367,000, a $69,594,000 decrease from prior year’s sales of $326,961,000. Manufactured housing sales for the second quarter totaled $100,983,000 compared to $128,294,000 at November  30, 1999. Manufactured housing unit sales decreased from 3,806 to 2,978. This business segment’s fiscal year sales through November 30 were $205,772,000 versus $260,830,000 while unit sales declined from 7,787 to 6,083. Sales were negatively affected by difficult market conditions, high inventories at the retail level and a restrictive retail financing environment. These conditions emerged in early fiscal 2000. Second quarter recreational vehicle sales decreased from $31,955,000 in fiscal 2000 to $22, 104,000 in fiscal 2001. Recreational vehicle unit sales decreased from 2,363 to 1,673. Fiscal year sales for this business segment through November 30 were $51,595,000 versus $66,131,000 in the prior year. Unit sales decreased from 5,012 to 3,935. The decrease in this segment’s sales is primarily due to declining demand for fifth wheels and travel trailers.

             Cost of sales in the second quarter of fiscal 2001 were 81.9 percent of sales compared to 82.6 percent in fiscal 2000. Cost of sales for fiscal 2001 were 82.4 percent versus 82.7 percent. The decrease is primarily due to a decrease in material costs, particularly lumber and lumber related products.

             Quarterly selling and administrative expenses increased from 13.4 percent in fiscal 2000 to 15.5 percent in fiscal 2001. Fiscal selling and administrative expenses as a percentage of sales increased from 13.4 percent to 15.1 percent. The increase is primarily due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

             Second quarter operating earnings as a percentage of sales for manufactured housing were 4.8 percent in fiscal 2001 versus 5.0 percent in the prior year. Year to date operating earnings were 4.2 percent in fiscal 2001 versus prior year’s 4.9 percent. Recreational vehicle quarterly operating earnings as a percentage of sales decreased from 3.2 percent in fiscal year 2000 to a loss of 2.7 percent. Fiscal year operating earnings through November 30 decreased from 4.0 percent to breakeven. Both segments were affected by decreased sales volume.

             Interest income amounted to $2,027,000 for the second quarter compared to $1,594,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

             At November 30, 2000 cash and short-term investments in U.S. Treasury Bills totaled $119,086,000, an increase of $10,148,000 from $108,938,000 at May 31, 2000. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $71,134,000 at November 30, 2000, an increase of $17,636,000 from May 31, 2000 balance of $53,498,000. The increase was primarily due to the current classification of investment in U.S. Treasury Notes.

             Current liabilities increased $4,309,000 from $39,035,000 at May 31, 2000 to $43,344,000 at November 30, 2000. An increase in accrued marketing programs ($5,171,000) was a contributing cause to the increase. Working capital at November 30, 2000 amounted to $146,876,000 compared to $123,401,000 at May 31, 2000. Capital expenditures totaled $959,000 in fiscal 2001 compared to $2,532,000 in the previous year. Capital expenditures during the first six months were made primarily to replace or refurbish machinery and equipment, and improve manufacturing efficiencies. Cash was also used to purchase $5,724,000 of the Corporation’s stock.

             The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2000 heretofore filed by the registrant with the Commission.

Item 6.   Exhibits and Reports on Form 8-K

             No reports on Form 8-K were filed during the second quarter of fiscal 2001. There are no Exhibits filed as part of this report.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION
Date: January 11, 2001

James R. Weigand V. P. Finance & Treasurer, Chief Financial Officer

Date: January 11, 2001

Jon S. Pilarski Controller