Form 10-Q
period 2001-02-28
SKYLINE CORP
filed 2001-04-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.      20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended February 28, 2001
Commission File No. 1-4714



SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)


INDIANA                               35-1038277
(State of Incorporation)     (IRS Employer Identification No.)

P O. Box 743
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


     Yes   X   No


Securities registered pursuant to Section 12 (b) of the Act:


Title of Class			Shares Outstanding
Common stock		          April 11, 2001
				     8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

INDEX
								Page No.

Part I.	Financial Information


        Item 1.	Financial Statements:
               	Consolidated Balance Sheets as			2 - 3
               	of February 28, 2001 and May 31, 2000

    		Consolidated Statements of Earnings and	  	4
                Retained Earnings for the three-month
                and nine-month periods ended
		February 28, 2001 and February 29, 2000

		Consolidated Statements of Cash	  		5
		Flows for the nine-month periods
                ended February 28, 2001 and February 29, 2000

       		Notes to the Consolidated Financial		6 - 7
		Statements for the nine-month
		period ended February 28, 2001

               	Report of Independent Accountants	  	8

   	Item 2.	Management's Discussion and Analysis		9 - 10
		of Financial Condition and Results
                of Operations


Part II.	Other Information

	Item 1.	Legal Proceedings	  			11

	Item 6.	Exhibits and Reports on Form 8-K	  	11

	Signatures		  				11

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands


					February 28,  2001	May 31, 2000
					   (Unaudited)

ASSETS

Current Assets

Cash					$    	6,329		$    	7,006

Treasury Bills,
at cost plus accrued interest			110,876			101,932

Investment in U.S. Treasury Notes		25,022			-

Accounts receivable, trade,
less allowance for doubtful
accounts of $40					28,152			35,430

Inventories					8,999			9,807

Other current assets				7,333			8,261

Total Current Assets				186,711			162,436

Investment in U.S. Treasury Notes		-			25,072

Property, Plant and Equipment, At Cost

Land						6,637			6,662
Buildings and improvements			62,247			63,308
Machinery and equipment				26,037			25,770

						94,921			95,740
Less accumulated depreciation			52,654			51,552

Net Property, Plant and Equipment		42,267			44,188

Other Assets					4,138			3,970

					$	233,116		$	235,666

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data



					February 28, 2001	May 31, 2000
				          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade			$    	5,874		$    	6,350
Accrued salaries and wages			5,159			5,540
Accrued profit sharing				1,904			2,518
Accrued marketing programs			12,983			8,435
Accrued warranty and related expenses		10,527			10,063
Other accrued liabilities			3,794			4,570
Income taxes					264			1,559

Total Current Liabilities			40,505			39,035

Other Deferred Liabilities			3,724			3,682

Commitments and Contingencies			-			-

Shareholders' Equity

Common stock, $.0277 per value,
 15,000,000 shared authorized;
 Issued 11,217,144 shares			312			312
Additional paid-in capital			4,928			4,928
Retained earnings				249,391			247,479
Treasury stock, at cost,
 2,825,900 shares at February 28, 2001
 2,534,200 shares at May 31, 2000		(65,744)		(59,770)

Total Shareholders' Equity			188,887			192,949

					$	233,116		$	235,666

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 2001 and February 29, 2000
(Unaudited)
Dollars in thousands except per share data

			Three-Months Ended		Nine-Months Ended
			February 28/29 		      	February 28/29
           		2001		2000            2001            2000

Sales			$90,838		$117,320	$343,897	$438,537

Cost of sales		81,182		104,050		300,907		383,908

Gross profit		9,656		13,270		42,990		54,629

Selling and
 administrative
 expenses		11,916 		13,254		38,831		41,636

Operating
 earnings		(2,260)		16		4,159		12,993

Gain on sale of
 property, plant
 and equipment		666		-		666		-

Interest income		2,020		1,667		5,975		4,798

Earnings before
 income taxes		426		1,683		10,800		17,791

Provision for income
 taxes:
  Federal 		144		555		3,669		5,869
  State			20		118		605		1,267

			164		673		4,274		7,136

Net earnings		262		1,010		6,526		10,655

Retained earnings,
beginning of period	250,640		245,266		247,479		238,861

			250,902		246,276		254,005		249,516

Less cash dividends
 paid 			1,511		1,594		4,614		4,834

Retained earnings,
 end of period 		$249,391	$244,682	$249,391	$244,682

Basic earnings per
 share			$.03		$.12		$.77		$1.20

Cash dividends per
 share			$.18		$.18		$.54		$.54

Weighted average common
 shares outstanding  	8,391,744	8,775,973	8,494,296      8,912,499

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 2001 and February 29, 2000 Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands


						2001		2000
CASH FLOWS FROM OPERATION ACTIVITIES:

Net earnings					$6,526		$10,655

Adjustments to reconcile net earnings
 to net cash provided by operating activities:

Interest income earned on
U.S. Treasury Bills nd Notes			(5,975)		(4,798)
Depreciation					2,936		2,950
Amortization of premium on
U.S. Treasury Notes				50		44
Gain on sale of property,
plant and equipment				(666)		-
Working Capital Items:
Accounts receivable				7,278		7,265
Inventories					808		362
Other current assets 				928		287
Accounts payable, trade				(476)		(2,380)
Accrued liabilities				3,241		2,787
Income taxes payable				(1,295)		(2,571)
Other assets					(168)		(154)
Other deferred liabilities			42		43

Total Adjustments				6,703		3,835

Net cash provided by operating activities	13,229		14,490

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity of
U.S Treasury Bills 				283,416		307,311
Purchase of U.S. Treasury Bills			(287,823)	(282,573)
Purchase of U.S. Treasury Notes			-		(25,133)
Interest received from U.S. Treasury Notes	1,438		852
Proceeds from sale of
property, plant and equipment			1,473		15
Purchase of property, plant and equipment 	(1,822)		(3,725)

Net cash used in investing activities		(3,318)		(3,253)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid				(4,614)		(4,834)
Purchase of treasury stock			(5,974) 	(6,106)

Net cash used in financing activities		(10,588) 	(10,940)

Net (decrease) increase in cash			(677) 		297

Cash at beginning of year			7,006		4,266

Cash at end of quarter				$6,329		$4,563

The accompanying notes are part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the nine-month periods ended February 28, 2001 and February 29, 2000

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2001, the consolidated results of operations for the three-month and nine-month periods ended February 28, 2001 and February 29, 2000, and the consolidated cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At February 28, 2001 total inventories consisted of raw materials, $4,146,000, work in process, $4,742,000, and finished goods, $111,000. At May 31, 2000 total inventories consisted of raw materials, $4,772,000, work in process, $4,771,000 and finished goods, $264,000.

The Corporation and its subsidiaries were contingently liable at February 28, 2001 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." It states the SEC's position in applying generally accepted accounting principles to revenue recognition issues. SAB 101 is effective no later than the fourth quarter of this fiscal year. The Corporation believes that adoption of this bulletin will not result in any material impact on the consolidated financial statements.

During the third fiscal quarter of fiscal 2001, the Corporation adopted Financial Accounting Standards Board Emerging Issues Task Force
(FASB EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs. " As required by this new EITF, freight billed to customers is considered sales
revenue and the related freight costs as a cost of sales.   Net freight costs
have historically been classified as a selling expense. During this same period, the Corporation adopted the new FASB EITF 00-22, "Accounting for Points and Certain Other Time or Volume-Based Sales Incentive Offers...". Volume based rebates are now required to be classified as a reduction in sales revenue. The Corporation previously classified these expenditures as a selling expense. Both accounting standards had no impact on net income or earnings per share. Prior period amounts have been reclassified to conform with the current presentation.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month and nine-month periods ended February 28, 2001 and February 29, 2000

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands

	                 Three-Months Ended  		Nine-Months Ended
	                     February 28/29               February 28/29
                     	2001		2000            2001		2000
SALES
Manufactured Housing	$66,894		$89,515		$267,474 	$343,496

Recreational Vehicles	23,944     	27,805		76,423		95,041

Total sales		$90,838		$117,320	$343,897	$438,537


EARNINGS BEORE INCOME
 TAXES

OPERATING (LOSS)
 EARNINGS

Manufactured housing	(428)		853		8,048		13,559
Recreational vehicles	(900)		166		(719)		2,789
General corporate
 expense		(932)		(1,003)		(3,170)		(3,355)

Total operating
 (loss) earnings	(2,260)		16		4,159		12,993

Gain on sales of
 property, plant and
 equipment     		666		-		666		-

Interest income		2,020		1,667		5,975		4,798

Earnings before income
 taxes			$426		$1,683		$10,800		$17,791

Operating earnings represent earnings before interest income, gain on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentage of sales.


Report of Independent Accountants


March 14, 2001

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and Subsidiary Companies as of February 28, 2001, and the related consolidated statements of earnings and retained earnings for each of the three-month and nine-month periods ended February 28, 2001 and February 29, 2000 and the consolidated statement of cash flows for the nine-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of
 Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 28, 2001 were $90,838,000, a decrease of $26,482,000 from $117,320,000 in the comparable quarter of the prior year. Fiscal 2001 sales through February 28 were $343,897,000, a $94,640,000 decrease from prior year's sales of $438,537,000. Manufactured housing sales for the third quarter totaled $66,894,000 compared to $89,515,000 at February 29, 2000. Manufactured housing unit sales decreased from 2,717 to 2,006. This business segment's fiscal year sales through February 28 were $267,474,000 versus $343,496,000 while unit sales declined from 10,504 to 8,089. Sales were negatively affected by difficult market conditions, high inventories at the retail level and a restrictive retail financing environment. These conditions emerged in early fiscal 2000. Third quarter recreational vehicle sales decreased from $27,805,000 in fiscal 2000 to $23,944,000 in fiscal 2001. Recreational vehicle unit sales decreased from 2,073 to 1,756. Fiscal year sales for this business segment through February 28 were $76,423,000 versus $95,041,000 in the prior year. Unit sales decreased from 7,085 to 5,691. The decrease in this segment's sales is primarily due to declining demand for fifth wheels and travel trailers as a result of difficult market conditions.

Cost of sales in the third quarter of fiscal 2001 were 89.4 percent of sales compared to 88.7 percent in fiscal 2000. Cost of sales for fiscal 2001 and 2000 were both 87.5 percent.

Quarterly selling and administrative expenses increased from 11.3 percent in fiscal 2000 to 13.1 percent in fiscal 2001. Fiscal selling and administrative expenses as a percentage of sales increased from 9.5 percent to 11.3 percent. The increase is primarily due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Third quarter operating loss as a percentage of sales for manufactured housing was .7 percent in fiscal 2001 versus operating earnings of 1.0 percent in the prior year. Year to date operating earnings were 3.0 percent in fiscal 2001 versus prior year's 3.9 percent. Recreational vehicle quarterly operating earnings as a percentage of sales decreased from .6 percent in fiscal year 2000 to a loss of 3.8 percent. Fiscal year operating earnings through February 28 decreased from 2.9 percent to a loss of .9 percent. Both segments were affected by decreased sales volume.

Interest income amounted to $2,020,000 for the third quarter compared to prior year's $1,667,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At February 28, 2001 cash and short-term investments in U.S. Treasury Bills totaled $117,205,000 an increase of $8,267,000 from $108,938,000 at May 31,
2000. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $69,506,000 at February 28 2001, an increase of $16,008,000 from May 31, 2000 balance of $53,498,000. The increase was primarily due to the current classification of investment in U.S. Treasury Notes ($25,022,000), coupled with seasonal decreases in Accounts Receivable ($7,278,000) and Inventories ($808,000).


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Current liabilities increased $1,470,000 from $39,035,000 at May 31, 2000 to $40,505,000 at February 28, 2001. The net decrease is due to various factors. Decreases occurred in trade accounts payable ($476,000) and accrued salaries and wages ($381,000) due to the seasonality of the Corporation's business and declining sales volume. Accrued profit sharing decreased $614,000 because the February 28, 2001 balance reflects nine months of estimated liability versus a twelve month estimate at May 31, 2000. Likewise, other accrued liabilities declined $776,000 primarily due to accrued holiday pay having nine months of estimated liability at February 28 versus a twelve month estimate at May 31. Income taxes decreased from $1,559,000 to $264,000 at February 28. The May 31 balance represents a liability for state and federal income taxes for fiscal year 2000 that is in excess of estimated payments. The February 28 balance is the estimated liability for fiscal year 2001 in excess of estimated payments. Accrued marketing programs increased $4,548,000 due to an ongoing marketing program for manufactured housing dealers which has historically been paid in the fourth quarter. Working capital at February 28, 2001 amounted to $146,206,000 compared to $123,401,000 at May 31, 2000. Capital expenditures totaled $1,822,000 in fiscal 2001 compared to $3,725,000 in the previous year. Capital expenditures during the first nine months were made primarily to replace or refurbish machinery and equipment, and improve manufacturing efficiencies. Cash was also used to purchase $5,974,000 of the Corporation's stock. The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

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

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 2001. There are no Exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					SKYLINE CORPORATION

DATE:       April 11, 2001
			        		James R. Weigand
					V. P. Finance & Treasurer,
					 Chief Financial Officer


DATE:       April 11, 2001
			            		Jon S. Pilarski
			               		Controller