Form 10-K
period 2001-05-31
SKYLINE CORP
filed 2001-08-03
CIK 90896

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001

Commission File No. 1-4714

SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana                                            35-1038277
(State of Incorporation)               (IRS Employer Identification No.)

2520 Bypass Road, Elkhart, Indiana               46514
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  219-294-6521

Securities registered pursuant to section 12(b) of the Act:

                     Shares Outstanding          Name of each Exchange on
Title of Class          July 12, 2001                which Registered
Common Stock             8,391,244                New York Stock Exchange

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

X

The aggregate market value of the voting stock held by non-affiliates of the registrant (6,810,589 shares) based on the closing price on the New York Stock Exchange on July 12, 2001 was $173,670,020.


DOCUMENTS INCORPORATED BY REFERENCE:

Title                                                         Form 10-K

Proxy Statement dated August 3, 2001                    Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 24, 2001.


FORM 10-K
CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 2001 Annual Meeting of Shareholders to be held on September 24, 2001 ("2001 Proxy Statement"). The following cross-reference index shows the page locations in the 2001 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2001 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

					    			2001
							Form	Proxy
							10-K	Statement
	PART I

Item 1.	Business.................		  	6

Item 2.	Properties..................			11

Item 3.	Legal Proceedings..............			11

Item 4.	Submission of Matters to a Vote of
	Security Holders..............			12

	PART II

Item 5.	Market for the Registrant's Common Stock and
	Related Stockholder Matters..........		12

Item 6.	Selected Financial Data............		13

Item 7.	Management's Discussion and Analysis  of
	Financial Condition and Results of Operation....14

Item 8.	Financial Statements and
	Supplementary Data:
	  Index to Consolidated Financial Statements...	17
	  Report of Independent Accountants......	18
	  Consolidated Balance Sheets........		19
	  Consolidated Statements of Earnings and
	    Retained Earnings...........		21
	  Consolidated Statements of Cash Flows.....	22
	  Notes to Consolidated Financial Statements..	24
	  Financial Summary by Quarter........		29


FORM 10-K
CROSS-REFERENCE INDEX
(Continued)
								2001
							Form	Proxy
							10-K	Statement

Item  9. Changes in and Disagreements with Accountants
	 on Accounting and Financial Disclosure.....	29

	PART III

Item 10. Directors and Executive Officers of the
	 Registrant.................			29	3 - 4

Item 11. Executive Compensation...........		  	6 - 7

Item 12. Security Ownership of Certain Beneficial Owners
	 and Management...............		  		3 - 6

Item 13. Certain Relationships and Related
	 Transactions...........			30

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and
	 Reports on Form 8-K.

	(a)	1. Financial Statements.........	31
  		     All other schedules are omitted
		     because they are not applicable
		     or the required information is
		     shown in the financial statements
		     or notes thereto.
		2. Index to Exhibits...........		31

	(b)  Reports on Form 8K...........		31

SIGNATURES.....................				32



PART I

Item 1.	Business

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

The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 10,664 manufactured homes in fiscal year 2001.

The Corporation's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

The Corporation's recreational vehicles are sold under the "Nomad," "Layton," and "Aljo" trademarks for travel trailers and fifth wheels.

In fiscal year 2001 manufactured homes represented 76% of total sales, while recreational vehicles accounted for the remaining 24%. In the prior year, the sales dollars were 77% manufactured homes and 23% recreational vehicles. Additional financial data relating to these industry segments is included in
Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Markets

The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be young married couples and senior citizens, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

The recreational vehicle market is made up of primarily vacationing middle-income families, retired couples traveling around the country and sportsmen pursuing four-season hobbies.

Method of Distribution

The Corporation's manufactured homes are distributed by approximately 600 dealers at 1,100 locations throughout the United States and recreational vehicles are distributed by approximately 310 dealers at 340 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation provides the retail purchaser of its products with a full one-year warranty against defects in materials and workmanship. All recreational vehicles manufactured after December 1, 1998 are covered by an improved two-year warranty. The warranties are backed by a corporate service department and an extensive field service system.



Method of Distribution, continued

The Corporation's products are sold to dealers either through floor plan financing with various financial institutions or on cash on delivery basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years.

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

Patents, Trademarks, Licenses, Franchises and Concessions

The Corporation does not rely upon any terminable or nonrenewable rights such as patents, licenses or franchises under the trademarks or patents of others, in the conduct of any segment of its business.

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

The Manufactured Housing Institute reported that the industry produced approximately 250,500 homes in calendar year 2000. In the same period, the Corporation produced 11,700 units for a 4.7% market share. In calendar year 1999, approximately 348,700 homes were manufactured by the industry. In that period, the Corporation produced 15,300 homes for a 4.4% market share.

The recreational vehicle industry produced 418,300 units in calendar year 2000 compared to 473,800 units in calendar year 1999. The following table shows the Corporation's competitive position in the recreational vehicle product lines it sells.

	   		Units Produced			Units Produced
			Calendar Year 2000		Calendar Year 1999
			Industry     Skyline	  	Industry     Skyline

Travel Trailers	 	114,500      6,764	  	117,500      7,414

Fifth Wheels		62,300       1,392		60,500       2,059

Park Models		8,200        403		7,800        504

Truck Campers		9,000        9    		11,500       97

Both the manufactured housing and recreational vehicle segments of the Corporation's business are dependent upon the availability of financing to dealers and retail financing. Consequently, increases in interest rates and/or tightening of credit through governmental action or otherwise have adversely affected the Corporation's business in the past and may do so in the future.


Competitive Conditions, continued

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


Other Regulations, continued

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

Number of Employees

The Corporation employs approximately 3,000 people at the present time.


Item 2.	Properties
The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation's 24 manufacturing plants, all of which are owned, are as follows:

Location	  		Products

California, San Jacinto	  	Manufactured Housing/Park Models
California, Hemet	  	Recreational Vehicles
California, Hemet	  	Recreational Vehicles
California, Woodland	  	Manufactured Housing
Florida, Ocala	  		Manufactured Housing
Florida, Ocala	  		Manufactured Housing
Florida, Ocala	  		Manufactured Housing/Park Models
Indiana, Bristol	  	Manufactured Housing
Indiana, Elkhart	  	Manufactured Housing
Indiana, Elkhart	  	Recreational Vehicles
Indiana, Goshen	  		Manufactured Housing
Kansas, Arkansas City	  	Manufactured Housing
Kansas, Halstead	  	Manufactured Housing
Louisiana, Bossier City	  	Manufactured Housing
North Carolina, Mocksville	Manufactured Housing
Ohio, Sugarcreek	  	Manufactured Housing
Oregon, McMinnville	  	Manufactured Housing
Oregon, McMinnville	  	Recreational Vehicles
Pennsylvania, Ephrata	  	Manufactured Housing
Pennsylvania, Leola	  	Manufactured Housing
Pennsylvania, Leola	  	Recreational Vehicles
Texas, Mansfield	  	Recreational Vehicles
Vermont, Fair Haven	  	Manufactured Housing
Wisconsin, Lancaster	  	Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet.

It is extremely difficult to determine the unit productive capacity of the Corporation because of the ever-changing product mix.

The Corporation believes that its plant facilities, machinery and equipment are well maintained and are in good operating condition.


Item 3.	Legal Proceedings

Neither the Corporation nor any of its subsidiaries is a party to any pending legal proceeding which could have a material effect on operations.


Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.

PART II

Item 5.	Market for the Registrant's Common Stock and Related Stockholder
Matters

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2001 and 2000. At May 31, 2001, there were approximately 1,400 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2001 and 2000.


        		2001                    	2000

Quarter
		High		Low		High		Low

First		$23.06		$19.44		$31.44    	$27.38
Second		$22.44		$19.81		$28.25		$22.38
Third		$24.75		$18.56		$25.25		$19.75
Fourth		$26.70		$21.15		$22.88		$17.81


Item 6.	Selected Financial Data

Dollars in thousands except per share data

			 2001       2000        1999       1998       1997
FOR THE YEAR

Sales			$463,824   $579,551   $653,169   $613,686   $604,676

Net earnings		$11,170    $15,028    $25,561    $19,946    $20,831

Cash dividends paid	$6,124     $6,410     $6,043     $5,729     $6,098

Capital expenditures	$2,499     $4,115     $7,113     $3,069     $3,285

Depreciation		$3,919     $4,022     $3,838     $3,775     $3,745

Weighted average
common shares
outstanding		8,468,321  8,858,628  9,136,116  9,511,023  10,070,383

AT YEAR END

Working capital		$149,591   $123,401   $147,398   $142,185   $133,942

Current ratio		4.8:1      4.2:1      4.2:1      4.1:1      4.5:1

U. S. Treasury Notes	$25,006    $25,072    $   -	 $   -      $29,949

Property, plant and
equipment, net		$42,044    $44,188    $44,102    $40,951    $41,952

Total assets		$235,678   $235,666   $240,982   $233,004   $217,867


Shareholders' equity	$192,021   $192,949   $191,692   $183,523   $176,221

Treasury stock		$65,744    $59,770    $52,409    $41,060    $34,145

PER SHARE

Basic earnings		$1.32      $1.70      $2.80      $2.10      $2.07

Cash dividends paid	$.72       $.72       $.66	 $.60       $.60

Shareholders' equity	$22.88     $22.22     $21.30     $19.46	    $18.23


Item7. 	Management's Discussion and Analysis of Financial Condition and Results
of Operations (Unaudited)

Results of Operations - Fiscal 2001 Compared to Fiscal 2000

Sales in 2001 were $463,824,000, a decrease of $115,727,000 from $579,551,000 in 2000. Manufactured housing sales totaled $353,610,000 for 2001 compared to $447,338,000 in 2000. Manufactured housing unit sales decreased to 10,664 from 13,731. Recreational vehicle sales declined from $132,213,000 in 2000 to $110,214,000 in 2001. Recreational vehicle unit sales also dropped from 9,780 in 2000 to 8,156 in 2001. The decrease in sales reflects persistently difficult market conditions in both the manufactured housing and recreational vehicle industries. These conditions continued as the Corporation began the 2002 fiscal year.

Cost of sales in 2001 was 87.0% of sales compared to 87.4% in 2000. Manufactured housing cost of sales in 2001 decreased to 86.5% of sales from 87.5% in 2000. Recreational vehicle cost of sales in 2001 increased to 88.7% of sales from 87.1% in 2000.

Selling and administrative expenses as a percentage of sales were 10.8% in 2001 compared to 9.4% in 2000. The increase is due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Manufactured housing operating earnings as a percentage of sales were 3.8% in 2001 and 3.9% in 2000. Recreational vehicle operating earnings as a percentage of sales decreased to 0.7% of sales in 2001 from 4.0% of sales in 2000. Both decreases were largely due to either decreased sales volume or gross margins.

Interest income amounted to $7,717,000 in 2001 compared to $6,572,000 in 2000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Results of Operations - Fiscal 2000 Compared to Fiscal 1999

Sales in 2000 were $579,551,000, a decrease of $73,618,000 from $653,169,000 in
1999. Manufactured housing sales totaled $447,338,000 for 2000 compared to $525,806,000 in 1999. Manufactured housing unit sales decreased to 13,731 compared to 16,956. The decrease reflected sluggishness in the manufactured housing market due to industry-wide excess retail inventories, higher interest rates and the tightening of credit standards by lenders. Recreational vehicle sales increased to $132,213,000 in 2000 compared to $127,363,000 in 1999.
Recreational vehicle unit sales decreased to 9,780 in 2000 compared to 9,846 in 1999. The unit sales increase in travel trailers was not enough to offset the decrease in demand for fifth wheels and truck campers. However, dollar sales increased due to higher average sales prices and product mix changes in the fifth wheel and travel trailer product lines.


Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations (Unaudited), continued

Cost of sales in 2000 was 87.4% of sales compared to 85.8% in 1999. Manufactured housing cost of sales in 2000 increased to 87.5% of sales compared to 85.6% in 1999. Recreational vehicle cost of sales in 2000 increased to 87.1% of sales compared to 86.3% in 1999. The increases are primarily due to rising raw material costs and increased price competition on sales.

Selling and administrative expenses as a percentage of sales were 9.4% in 2000 compared to 8.7% in 1999. The increase is due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Manufactured housing operating earnings as a percentage of sales were 3.9% in 2000 and 6.7% in 1999. Recreational vehicle operating earnings as a percentage of sales decreased to 4.0% of sales in 2000 from 5.2% of sales in 1999. Both decreases were largely due to decreased sales volumes and gross margins.

Interest income amounted to $6,572,000 in 2000 compared to $6,264,000 in 1999. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At May 31, 2001 cash and short-term investments in U.S. Treasury Bills totaled $116,415,000, an increase of $7,477,000 from $108,938,000 at May 31, 2000.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $73,091,000 at the end of fiscal 2001, an increase of $19,593,000 from fiscal 2000's total of $53,498,000. The increase was primarily due to the current classification of investment in U. S. Treasury Notes ($25,006,000), and a decrease in accounts receivable ($4,673,000) which reflects the reduction in sales volume. Current liabilities increased $880,000 from $39,035,000 at May 31, 2000 to $39,915,000 at May 31, 2001.

Capital expenditures totaled $2,499,000 in fiscal 2001 compared to $4,115,000 in the prior year. Capital expenditures during the current fiscal year were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. Cash was also used to purchase $5,974,000 of the Corporation's stock in fiscal 2001, compared to $7,361,000 in fiscal 2000. The cash provided by operating activities in fiscal 2002, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.


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


Item 8.	Financial Statements and Supplementary Data

	Index to Consolidated Financial Statements

	Report of Independent Accountants.........	18

	Consolidated Balance Sheets..........		19

	Consolidated Statements of Earnings
	and Retained Earnings..............		21

	Consolidated Statements of Cash Flows.......	22

	Notes to Consolidated Financial Statements....	24

	Financial Summary by Quarter..........		29


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Skyline Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and retained earnings, and of cash flows present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 15, 2001


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2001 and 2000
Dollars in thousands



ASSETS
						 2001		 2000

Current Assets

Cash					       $  5,450	       $  7,006
Treasury Bills, at cost plus accrued interest	110,965		101,932
Accounts receivable, trade, less allowance for
  doubtful accounts of $40			 30,757		 35,430
Investments in U.S. Treasury Notes		 25,006		      -
Inventories					  9,026		  9,807
Deferred income tax benefits			  7,975		  7,911
Other current assets				    327		    350

Total Current Assets				189,506		162,436

Investments in U.S. Treasury Notes		      -		 25,072

Property, Plant and Equipment, at cost
  Land						  6,637		  6,662
  Buildings and improvements			 62,268		 63,308
  Machinery and equipment			 26,633 	 25,770

						 95,538		 95,740
  Less accumulated depreciation			 53,494		 51,552

Net Property, Plant and Equipment		 42,044		 44,188

Other Assets					  4,128		  3,970

					       $235,678	       $235,666


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2001 and 2000
Dollars in thousands except per share data

LIABILITIES AND SHAREHOLDERS' EQUITY
						   2001		   2000
Current Liabilities

Accounts payable, trade				$  7,187	$  6,350
Accrued salaries and wages			   8,245	   8,144
Accrued profit sharing				   2,380	   2,518
Accrued marketing programs			   7,386	   8,435
Accrued warranty and related expenses		  10,084	  10,063
Other accrued liabilities			   2,593	   1,966
Income taxes					   2,040	   1,559

Total Current Liabilities			  39,915	  39,035

Other Deferred Liabilities			   3,742	   3,682

Commitments and Contingencies			       -	       -

Shareholders' Equity

Common stock, $.0277 par value, 15,000,000
   shares authorized;
  Issued 11,217,144 shares			     312	     312
Additional paid-in capital			   4,928	   4,928
Retained earnings				 252,525	 247,479
Treasury stock, at cost,
  2,825,900 shares in 2001 and
  2,534,200 shares in 2000			 (65,744)	 (59,770)

Total Shareholders' Equity			 192,021	 192,949

						$235,678	$235,666

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2001, 2000, and 1999
Dollars in thousands except per share data

				  2001		  2000		  1999
EARNING

Sales				$463,824	$579,551	$653,169

Cost of sales			 403,622	 506,651	 560,254

Gross profit			  60,202	  72,900	  92,915

Selling and administrative
  expenses			  50,055	  54,401	  56,562

Operating earnings		  10,147	  18,499	  36,353

Interest income			   7,717	   6,572	   6,264

Gain (loss) on sale of property,
  plant and equipment		     666	      14	     (16)

Earnings before income taxes	  18,530	  25,085	  42,601

Provision for income taxes
    Federal			   6,248	   8,363	  13,990
    State			   1,112	   1,694	   3,050

				   7,360	  10,057	  17,040

Net earnings			$ 11,170	$ 15,028	$ 25,561

Basic earnings per share	$   1.32	$   1.70	$   2.80

Weighted average common
   shares outstanding		8,468,321	8,858,628	9,136,116

RETAINED EARNINGS

Balance at beginning of year	$247,479	$238,861	$219,343

Add net earnings		  11,170	  15,028	  25,561

Less cash dividends paid
  ($.72 per share in 2001
   and 2000, and $.66 per
   share in 1999)		   6,124	   6,410	   6,043

Balance at end of year		$252,525	$247,479	$238,861



The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2001, 2000, and 1999
Increase (Decrease) in Cash

Dollars in Thousands

				  2001		  2000		  1999

CASH FLOWS FROM
  OPERATING ACTIVITIES

Net earnings			$ 11,170	$ 15,028	$ 25,561

Adjustment to reconcile net
  earnings to net cash
  provided by operating
  activities:
   Interest income earned on
     U. S. Treasury Bills and
     Notes			  (7,717)	  (6,572)	  (6,264)
   Depreciation			   3,919	   4,022	   3,838
   Amortization of discount or
     premium on U. S.
     Treasury Notes		      66	      61	       -
  (Gain) loss on sale of property,
     plant and equipment	    (666)	     (14)	      16
  Working capital items:
     Accounts receivable	   4,673	   6,357	   1,111
     Inventories		     781	     664	  (1,316)
     Other current assets	     (41)	    (503)	    (112)
     Accounts payable, trade	     837	  (2,146)	  (4,376)
     Accrued liabilities	    (438)	  (3,467)	   3,628
     Income taxes payable	     481	  (1,012)	     111
Other assets			    (158)	    (148)	    (251)
Other deferred liabilities	      60	      52	     446
Total Adjustments		   1,797	  (2,706)	  (3,169)

Net cash provided by operating
  activities			  12,967	  12,322	  22,392


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2001, 2000, and 1999
Increase (Decrease) in Cash

Dollars in Thousands

				 2001		 2000		 1999

CASH FLOWS FROM INVESTING
  ACTIVITIES

Proceeds from sale or maturity
  of U.S. Treasury Bills	$397,702	$446,701	$511,761
Purchase of U. S. Treasury
  Notes				       -	 (25,133)	       -
Purchase of U. S. Treasury
  Bills 			(400,456)	(414,480)	(516,157)
Interest received from U. S.
  Treasury Notes		   1,438	   1,194	       -
Proceeds from sale of property,
  plant and equipment		   1,390	      22	     108
Purchase of property, plant and
  equipment			  (2,499)	  (4,115)	  (7,113)

Net cash (used in) provided by
  investing activities		  (2,425)	   4,189	 (11,401)

CASH FLOWS FROM FINANCING
  ACTIVITIES

Cash dividends paid		(6,124)		  (6,410)	  (6,043)
Purchase of treasury stock	(5,974)		  (7,361)	 (11,349)

Net cash used in financing
  activities			(12,098)	 (13,771)	 (17,392)

Net (decrease) increase in
  cash				 (1,556)	   2,740	  (6,401)

Cash at beginning of year	  7,006		   4,266	  10,667

Cash at end of year		$ 5,450		$  7,006	$  4,266



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

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

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

In December 1999, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." It states the SEC's position in applying generally accepted
accounting principles to revenue recognition issues.   The Corporation adopted
SAB 101 in the fourth quarter of fiscal 2001 with no material impact on the consolidated financial statements.

Consolidated statements of cash flows -- For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $6.9 million, $11.9 million and $17.9 million in 2001, 2000 and 1999, respectively.

Inventory -- Inventories are stated at cost, which includes the cost of raw materials, labor and overhead, determined under the first-in, first-out method, which is not in excess of market. At May 31, 2001, total inventories consisted of raw materials, $3,891,000, work in process, $5,098,000, and finished goods, $37,000. At May 31, 2000, raw materials inventory totaled $4,772,000, work in process inventory totaled $4,771,000, and finished goods totaled $264,000.

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


Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies, continued

The cost of the U. S. Treasury Bills, which approximates their fair market value, totaled $110,965,000 and $101,932,000 at May 31, 2001 and 2000,
respectively.  These securities mature within one year.  The investment in
U. S. Treasury Notes has a gross unamortized cost of $25,006,000 and matures in less than one year at May 31, 2001. The fair market value of the U.S. Treasury Notes totaled $25,031,000, resulting in a gross unrealized gain of $25,000.
The Corporation does not have any other financial instruments which have market values differing from recorded values.

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

Recently issued accounting pronouncements -- During the third fiscal quarter of 2001, the Corporation adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs." As required by this new EITF, freight billed to customers is considered sales revenue and the related freight costs as a cost of sales. Net freight costs had historically been classified as a selling expense. During this same period, the Corporation adopted the new EITF 00-22, "Accounting for Points and Certain Other Time or Volume-Based Sales Incentive Offers.".
Volume based rebates are now required to be classified as a reduction in sales revenue. The Corporation previously classified these expenditures as a selling expense. Both accounting standards had no impact on net earnings or basic earnings per share.

On April 19, 2001, the FASB'S EITF reached a consensus on Issue Number 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the income statement classification of consideration from a vendor to a reseller of the vendor's
products.   The Corporation plans to adopt Issue 00-25 by the end of fiscal
2002 and anticipates that it will not have a material impact on the consolidated financial statements.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards will not be material.

Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation.


Notes to Consolidated Financial Statements

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 2001 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements and none are anticipated in the future.

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

In fiscal 2001 the Corporation acquired 291,700 shares of its common stock for $5,974,000. In fiscal 2000 it acquired 317,000 shares for $7,361,000, and in fiscal 1999 it acquired 433,200 shares for $11,349,000. The effect of the aggregate repurchases on basic earnings per share was $ .32 per share in 2001, $.36 per share in 2000, and $.52 per share in 1999. At May 31, 2001, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Employee Benefits

A) PROFIT SHARING AND 401(K) PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 2001, 2000 and 1999, contributions to the Plans were $2,484,000, $2,554,000 and $2,740,000, respectively.

The Corporation has an employee savings plan (the "401(k) Plan") that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 8.0% in 2001, 2000 and 1999. The amount charged to operations under these arrangements was $252,000 in fiscal 2001 and 2000, and $540,000 in 1999.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information

Dollars in thousands

				  2001		  2000		  1999

SALES
  Manufactured housing		$353,610	$447,338	$525,806
  Recreational vehicles		 110,214	 132,213	 127,363

Total sales			$463,824	$579,551	$653,169

EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS
  Manufactured housing		$ 13,412	$ 17,499	$ 35,202
  Recreational vehicles	     	     824	   5,343	   6,632
  General corporate expenses	  (4,089)	  (4,343)	  (5,481)

Total operating earnings	  10,147	  18,499	  36,353

Interest income			   7,717 	   6,572	   6,264

Gain (loss) on sale of property,
  plant and equipment		     666	      14	     (16)

Earnings before income taxes	$ 18,530	$ 25,085	$ 42,601

IDENTIFIABLE ASSETS

OPERATING ASSETS
  Manufactured housing		$ 80,182	$ 89,460	$ 93,113
  Recreational vehicles		  19,525	  19,202	  19,093

Total operating assets		  99,707	 108,662	 112,206

U. S. TREASURY BILLS		 110,965	 101,932	 128,776

U. S. TREASURY NOTES		  25,006	  25,072	       -

Total assets			$235,678	$235,666	$240,982

DEPRECIATION
  Manufactured housing		$  3,344 	$  3,454	$  3,325
  Recreational vehicles		     575 	     568	     513

Total depreciation		$  3,919	$  4,022	$  3,838

CAPITAL EXPENDITURES
  Manufactured housing		$  2,213	$  3,508	$  6,122
  Recreational vehicles		     286	     607	     991

Total capital expenditures	$  2,499	$  4,115	$  7,113

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.


Financial Summary by Quarter
Unaudited

Dollars in thousands except per share data

2001			1st Qtr	  2nd Qtr   3rd Qtr   4th Qtr     Year

Sales			$132,152  $120,907  $ 90,838  $119,927  $463,824
Gross profit		  16,858    16,476     9,656    17,212    60,202
Net earnings		   3,130     3,134       262     4,644    11,170
Basic earnings per
  share			     .36       .37       .03       .55      1.32


2000			1st Qtr   2nd Qtr   3rd Qtr   4th Qtr     Year

Sales			$163,791  $157,426  $117,320  $141,014  $579,551
Gross profit		  20,962    20,397    13,270    18,271    72,900
Net earnings		   4,895     4,750     1,010     4,373    15,028
Basic earnings per
  share			     .54       .53       .12       .50      1.70

Certain prior quarter and prior year amounts have been reclassified to conform with current year-end presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10.  Executive Officers of the Registrant (Officers are elected annually)

Name              	Age	Position

Arthur J. Decio    	70 	Chairman of the Board

Ronald F. Kloska        67 	Vice Chairman and Chief Executive Officer

William H. Murschel     56 	President - Chief Operations Officer

Terrence M. Decio       49	Senior Executive Vice President

Charles W. Chambliss   	51	Vice President - Product Development and Engineering

Christopher R. Leader   42	Vice President - Operations

James R. Weigand        46 	Vice President - Finance & Treasurer and
				Chief Financial Officer

Jon S. Pilarski         38	Controller




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

(a)(2)     Index to Exhibits

           Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3) (i)    Articles of Incorporation

(3)(ii)    By-Laws

(21)       Subsidiaries of the Registrant

(b)        Reports on Form 8K

           No reports on Form 8K were filed during the quarter ended May 31, 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			SKYLINE CORPORATION
			Registrant


DATE:	July 12, 2001	BY:
			Ronald F. Kloska, Vice Chairman,
			Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE:	July 12, 2001	BY:
			Arthur J. Decio, Chairman of the Board

DATE:  	July 12, 2001 	BY:
			William H. Murschel, President and
			Chief Operations Officer and Director

DATE:	July 12, 2001	BY:
			Terrence M. Decio, Senior Executive
			Vice President and Director

DATE:	July 12, 2001	BY:
			James R. Weigand, Vice
			President - Finance & Treasurer and Chief
			Financial Officer

DATE:	July 12, 2001	BY:
			Jon S. Pilarski, Controller

DATE:	July 12, 2001	BY:
			Jerry Hammes, Director

DATE:  	July 12, 2001	BY:
			William H. Lawson, Director

DATE:	July 12, 2001	BY:
			David T. Link, Director

DATE:	July 12, 2001	BY:
			Andrew J. McKenna, Director

DATE:	July 12, 2001	BY:
			V. Dale Swikert, Director


EXHIBIT (3) (i)


Articles of Incorporation

No changes were made to the Articles of Incorporation during the fiscal year ended May 31, 2001. The Articles of Incorporation were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1996.


EXHIBIT (3) (ii)

By-Laws

No changes were made to the By-Laws during the fiscal year ended May 31, 2001. The By-Laws were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1997.


EXHIBIT (21)


Subsidiaries of the Registrant

Parent (Registrant)	-Skyline Corporation (an Indiana Corporation)

Subsidiaries		-Skyline Homes, Inc. (a California Corporation)

			-Homette Corporation (an Indiana Corporation)

			-Layton Homes Corp. (an Indiana Corporation)


These wholly-owned subsidiaries are included in the consolidated financial statements.