Form 10-Q
period 2001-08-31
SKYLINE CORP
filed 2001-10-10
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended August 31, 2001
Commission File No. 1-4714



SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA					35-1038277
(State of Incorporation)	(IRS Employee Identification No.)

P. O. Box 743,    2520 By-Pass Road    Elkhart, IN 46515
(Address of principal executive offices)	 (Zip)

294-6521				(219)
(Registrant's telephone number)		(Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

								Yes  X   No

Securities registered pursuant to Section 12 (b) of the Act:

	 Title of Class					Shares Outstanding
	Common stock					  October 10, 2001
								8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

INDEX
							Page No.
Part I.	Financial Information


Item I.

Financial Statements:

Consolidated Balance Sheets as				2-3
  of August 31, 2001 and May 31, 2001

Consolidated Statements of Earnings and			4
  Retained Earnings for the three-month
  periods ended August 31, 2001 and 2000

Consolidated Statements of Cash Flows			5-6
  for the three-month periods ended
  August 31, 2001 and 2000

Notes to the Consolidated Financial 			7-8
  Statements for the three-month period
  Ended August 31, 2001

Report of Independent Accountants			9

Item 2.

Management's Discussion and Analysis			10-11
  of Financial Condition and Results of
  Operations


Part II

Other Information

Item 1.

Legal Proceedings					12

Item 4.

Submission of Matters to a Vote of 			12
  Security Holders

Item 6.

Exhibits and Reports on Form 8-K			12

Signatures						12

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					    August 31, 2001	 May 31, 2001
			    			(Unaudited)

ASSETS

Current Assets
Cash						$ 8,163		$ 5,450
Treasury Bills, at cost plus accrued interest	136,019		110,965
Investment in U. S. Treasury Notes		      - 	 25,006
Accounts receivable, trade, less allowance for
  doubtful accounts of $40			 30,289		 30,757

Inventories					  9,519		  9,026

Other current assets				  8,246		  8,302

Total Current Assets				192,236		189,506


Property, Plant and Equipment, At Cost
Land						  6,637		  6,637
Buildings and improvements			 63,534		 62,268
Machinery and equipment				 26,574		 26,633

						 96,745		 95,538
Less accumulated depreciation			 54,335		 53,494

Net Property, Plant and Equipment		 42,410		 42,044

Other Assets					  4,159		  4,128

						$238,805	$235,678

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


					    August 31, 2001	May 31, 2001
						(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable, trade				$  6,640	$  7,187
Accrued salaries and wages			   6,748	   8,245
Accrued profit sharing				     685	   2,380
Accrued marketing programs			  10,761	   7,386
Accrued warranty and related expenses		  10,246	  10,084
Other accrued liabilities			   3,160	   2,593
Income taxes					   2,749	   2,040

Total Current Liabilities			  40,989	  39,915

Other Deferred Liabilities			   3,743	   3,742

Commitments and Contingencies			       -	       -

Shareholders' Equity
Common stock, $.0277 par value, 15,000,000
 shares authorized; Issued 11,217,144
 shares						     312	     312
Additional paid-in capital			   4,928	   4,928
Retained earnings				 254,577	 252,525
Treasury stock, at cost 2,825,900 shares at
  August 31, 2001 and May 31, 2001		(65,744)	(65,744)

Total Shareholders' Equity			 194,073	 192,021

						$238,805	$235,678

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2001 and 2000
(Unaudited)
Dollars in thousands except per share data



  						2001		 2000

Sales						$122,225	$132,152

Cost of sales					 105,046	 115,294

Gross profit					  17,179	  16,858

Selling and administrative expenses		  12,807	  13,654

Operating earnings				   4,372	   3,204

Interest income					   1,481	   1,928

Earnings before income taxes			   5,853	   5,132

Provision for income taxes:
  Federal					   1,968	   1,728
  State						     322	     274
						   2,290	   2,002

Net earnings					   3,563	   3,130
Retained earnings, beginning of period 		 252,525	 247,479
						 256,088	 250,609

Less cash dividends paid			   1,511	   1,564

Retained earnings, end of period 		$254,577	$249,045

Basic earnings per share			$    .42	$    .36

Cash dividends per share			$    .18	$    .18

Weighted average common shares outstanding	8,391,244	8,612,930

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2001 and 2000
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

					      	2001	      	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings					$  3,563	$  3,130

Adjustments to reconcile net earnings to net cash provided by operating activities:

  Interest income earned on U.S. Treasury
  Bills and Notes				  (1,481)	  (1,928)
  Depreciation					     916	     968
  Amortization of premium on U.S. Treasury
  Notes						       6	      17
  Working Capital Items:
    Accounts receivable				     468	     188
    Inventories					    (493)	     127
    Other current assets			      56	     270
    Accounts payable, trade			    (547)	   1,689
    Accrued liabilities				     912	     937
    Income taxes payable			     709	     669
Other assets					     (31)	     (29)
Other deferred liabilities			       1	      17

Total Adjustments				     516	   2,925

Net cash provided by operating activities	   4,079	   6,055

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the three-month periods ended August 31, 2001 and 2000
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands


       						2001		2000

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity of U. S.
 Treasury Bills					$ 82,356	$ 90,536
Purchase of U.S. Treasury Bills			(106,649)	 (93,504)
Maturity of U.S. Treasury Notes 		  25,000	       -
Interest received from U. S. Treasury Notes	     719	     719
Proceeds from sale of property, plant and
 equipment					       6	       -
Purchase of property, plant and equipment	  (1,287)	    (378)

Net cash used in investing activities		     145	  (2,627)


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid				  (1,511)	  (1,564)
Purchase of treasury stock			       -	  (2,649)

Net cash used in financing activities		  (1,511)	  (4,213)

Net increase (decrease) in cash			   2,713	    (785)

Cash at beginning of year			   5,450	   7,006

Cash at end of quarter				$  8,163	$  6,221

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2001

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2001, the consolidated results of operations for the three-month periods ended
August 31, 2001 and 2000, and the consolidated cash flows for the three-month periods ended August 31, 2001 and 2000.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At August 31, 2001, total inventories consisted of raw materials, $4,000,000, work in process, $5,283,000, and finished goods, $236,000. At May 31, 2001, total inventories consisted of raw materials, $3,891,000, work in process, $5,098,000 and finished goods, $37,000.

The Corporation and its subsidiaries were contingently liable at August 31, 2001 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2001

NOTE 2  Industry Segment Information
(Unaudited)
Dollars in thousands
						2001		2000

SALES

Manufactured Housing				$ 90,947	$102,119

Recreational Vehicles				  31,278	  30,033

Total sales					$122,225	$132,152

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS

Manufactured housing				   5,167	   3,758
Recreational vehicles				     561	     643

General corporate expense			  (1,356)	  (1,197)

Total operating earnings			   4,372	   3,204
Interest income					   1,481	   1,928

Earnings before income taxes			$  5,853 	$  5,132


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.


Report of Independent Accountants

September 14, 2001

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and Subsidiary Companies as of August 31, 2001, and the related consolidated statements of earnings and retained earnings for each of the three-month periods ended August 31, 2001 and 2000 and the consolidated statement of cash flows for the three-month periods ended August 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2001, and the related consolidated statements of earnings and retained earnings and of cash flows for the year then ended (not presented herein), and in our report dated June 15, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 2001 were $122,225,000, a decrease of $9,927,000 from $132,152,000 in the comparable quarter of the prior year. Manufactured housing sales totaled $90,947,000 compared to $102,119,000. Manufactured housing unit sales decreased from 3,105 to 2,677. First quarter recreational vehicle sales increased from $30,033,000 in fiscal 2001 to $31,278,000 in fiscal 2002. Recreational vehicle unit sales increased from 2,262 to 2,326. Sales continued to be affected by difficult market conditions in the manufactured housing and recreational vehicle industries and by a slowdown in the U.S. economy.

Cost of sales in the first quarter of fiscal 2002 was 85.9 percent of sales compared to 87.2 percent in fiscal 2001. The decrease is primarily attributable to a shift in product mix toward multi-section homes.

Quarterly selling and administrative expenses increased from 10.3 percent in fiscal 2001 to 10.5 in fiscal 2002. The increase is primarily due to a larger proportion of fixed and semi-fixed costs resulting from lower sales volume.

Operating earnings as a percentage of sales for manufactured housing were 5.7 percent in fiscal 2002 and 3.7 percent in fiscal 2001. Operating earnings as a percentage of sales for recreational vehicles decreased from 2.1 percent to 1.8 percent. Earnings for manufactured housing improved due to a product mix shift from single-section homes toward multi-section homes. Earnings for recreational vehicles declined as a result of continued difficult market conditions and increased material costs.

Interest income amounted to $1,481,000 compared to $1,928,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At August 31, 2001, cash and short-term investments in U. S. Treasury Bills totaled $144,182,000, an increase of $27,767,000 from $116,415,000 at
May 31, 2001. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $48,054,000 at August 31, 2001, a decrease of $25,037,000 from the May 31, 2001 balance of $73,091,000. The decrease was due to the maturity of investments in U. S. Treasury Notes.

Current liabilities increased $1,074,000 from $39,915,000 at May 31, 2001 to $40,989,000 at August 31, 2001. Various factors contributed to the increase. Accrued marketing programs increased $3,375,000 due to the timing of payments for an ongoing marketing program. Accrued profit sharing decreased $1,695,000 primarily due to the timing of a yearly contribution to the Corporation's profit sharing plan. Accrued salaries and wages decreased $1,497,000 as a result of the timing of paying employees at August 31 versus May 31.


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year (continued)

Working capital at August 31, 2001 amounted to $151,247,000 compared to $149,591,000 at May 31, 2001. Capital expenditures totaled $1,287,000 in the first quarter of fiscal 2002 compared to $378,000 in the previous year. Capital expenditures during the first three months were made primarily to increase manufacturing capacity, replace or refurbish machinery and equipment, and improve manufacturing efficiencies.

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

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. However, the Corporation believes that inflation has not had a material effect on its operations during the past three years. On a long-term basis, the Corporation has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs due to inflation.

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


PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 2001 heretofore filed by the registrant with the Commission.

Item 4. Submission of Matters to a Vote of Security Holders

On September 24, 2001, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

1. Election of Directors

Nominee			Votes For	Votes Against	Votes Withheld

Arthur J. Decio		7,538,315	0		47,323
Terrence M. Decio	7,538,568	0		47,070
Jerry Hammes		7,538,530	0		47,108
Ronald F. Kloska	7,548,669	0		36,969
William H. Lawson	7,549,984	0		35,654
David T. Link		7,549,483	0		36,155
Andrew J. McKenna	7,536,810	0		48,828
William H. Murschel	7,539,869	0		45,769
Dale Swikert		7,546,909	0		38,729

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 2002. Amended By-laws, Exhibits (3) (ii), are filed with this report. The By-laws were amended to increase the number of board directors from nine to ten.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SKYLINE CORPORATION

DATE:	       October 10, 2001
					James R. Weigand
					V. P. Finance & Treasurer,
					Chief Financial Officer


DATE:	       October 10, 2001
					Jon S. Pilarski
					Corporate Controller