Form 10-Q
period 2001-11-30
SKYLINE CORP
filed 2002-01-11
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended November 30, 2001
Commission File No. 1-4714



SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA					35-1038277
(State of Incorporation)	(IRS Employee Identification No.)

P. O. Box 743,    2520 By-Pass Road    Elkhart, IN 46515
(Address of principal executive offices)	 (Zip)

294-6521				(574)
(Registrant's telephone number)		(Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

							Yes  X   No

Securities registered pursuant to Section 12 (b) of the Act:

	 Title of Class					Shares Outstanding
	Common stock					  January 11, 2002
	8,391,244



SKYLINE CORPORATION

Form 10-Q Quarterly Report

	INDEX
								Page No.

Part I.	Financial Information


Item I.

Financial Statements:

Consolidated Balance Sheets as					2-3
  of November 30, 2001 and May 31, 2001

Consolidated Statements of Earnings and				4
  Retained Earnings for the three-month
  and six-month periods ended
  November 30, 2001 and 2000

Consolidated Statements of Cash Flows				5-6
  for the six-month periods ended
  November 30, 2001 and 2000

Notes to the Consolidated Financial 				7-8
  Statements for the six-month period
  ended November 30, 2001

Report of Independent Accountants				9


Item 2.

Management's Discussion and Analysis				10-11
  of Financial Condition and Results of
  Operations


Part II	Other Information

Item 1.

Legal Proceedings						12


Item 6.

Exhibits and Reports on Form 8-K				12

Signatures							12



Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					    November 30, 2001	May 31, 2001
				    		(Unaudited)

ASSETS

Current Assets

Cash						$  9,439	$  5,450
Treasury Bills, at cost plus accrued interest	 141,119	 110,965
Investment in U. S. Treasury Notes		       -	  25,006
Accounts receivable, trade, less allowance for
  doubtful accounts of $40			  25,559	  30,757

Inventories					   9,107	   9,026

Other current assets				   8,415	   8,302

Total Current Assets				 193,639	 189,506

Property, Plant and Equipment, At Cost
Land						   6,637	   6,637
Buildings and improvements			  64,121	  62,268
Machinery and equipment				  26,668	  26,633

   						  97,426 	  95,538
Less accumulated depreciation			  55,130	  53,494

Net Property, Plant and Equipment		  42,296	  42,044




Other Assets					   4,252 	   4,128


						$240,187	$235,678


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


  					     November 30, 2001 	May 31, 2001
		     			        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade				$     4,641	$     7,187
Accrued salaries and wages			      7,906 	      8,245
Accrued profit sharing				      1,359	      2,380
Accrued marketing programs			     13,303	      7,386
Accrued warranty and related expenses		     10,410	     10,084
Other accrued liabilities			      1,787	      2,593
Income taxes					        610	      2,040

Total Current Liabilities			     40,016	     39,915

Other Deferred Liabilities			      3,860	      3,742

Commitments and Contingencies			          -	          -

Shareholders' Equity
Common stock, $.0277 par value, 15,000,000 shares
  authorized; Issued 11,217,144 shares		        312	        312
Additional paid-in capital			      4,928	      4,928
Retained earnings				    256,815	    252,525
Treasury stock, at cost 2,825,900 shares at
   November 30, 2001 and May 31, 2001		   (65,744)	   (65,744)

Total Shareholders' Equity			    196,311	    192,021

						   $240,187	   $235,678

The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2001 and 2000 (Unaudited)
Dollars in thousands except per share data

				Three-Months Ended	Six-Months Ended
				   November 30, 	   November 30,
				2001	     2000      	2001	    2000

Sales				$118,054  $120,907	$240,279  $253,059

Cost of sales			 100,451   104,431	 205,497   219,725

Gross profit			  17,603    16,476	  34,782    33,334

Selling and administrative
	expenses		  12,600    13,261	  25,407    26,914

Operating earnings		   5,003     3,215	   9,375     6,420

Interest income			   1,189     2,027	   2,670     3,954

Earnings before income taxes	   6,192     5,242	  12,045    10,374
Provision for income taxes:
  Federal			   2,070     1,797	   4,038     3,525
  State				     374       311	     696       585

				   2,444     2,108	   4,734     4,110

Net earnings			   3,748     3,134	   7,311     6,264
Retained earnings, beginning of
	period 			 254,577   249,045	 252,525   247,479

				 258,325   252,179	 259,836   253,743

Less cash dividends paid	   1,510     1,539	   3,021     3,103

Retained earnings, end of period $256,815 $250,640	$256,815  $250,640

Basic earnings per share	 $    .45 $    .37	$    .87  $    .73

Cash dividends per share	 $    .18 $    .18	$    .36  $    .36
Weighted average common shares
outstanding			 8,391,244 8,475,784	8,391,244 8,544,731


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2001 and 2000
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

						    2001	     2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings					$   7,311	$   6,264

Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Interest income earned on U.S. Treasury Bills
  and Notes					   (2,670)	   (3,954)
  Depreciation					    1,832	    1,936
  Amortization of premium on U.S. Treasury Notes        6	       33
  Working Capital Items:
    Accounts receivable				    5,198	    8,986
    Inventories					      (81)	      127
    Other current assets			     (113)	   (1,710)
    Accounts payable, trade			   (2,546)	      254
    Accrued liabilities				    4,077	    2,485
    Income taxes payable			   (1,430)	    1,570
Other assets					     (124)	      (38)
Other deferred liabilities			      118	       27

Total Adjustments				    4,267	    9,716

Net cash provided by operating activities	   11,578          15,980




Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the six-month periods ended November 30, 2001 and 2000
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

       						    2001	     2000
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale or maturity of
   U. S. Treasury Bills				$ 196,822	$ 201,335
   Purchase of U.S. Treasury Bills		 (225,026)	 (208,610)
   Maturity of U.S. Treasury Notes 		   25,000	        -
   Interest received from U. S. Treasury Notes        719	      719
   Proceeds from sale of property, plant and
   equipment					       21	        -
   Purchase of property, plant and equipment	   (2,104)	     (959)

Net cash used in investing activities		   (4,568)	   (7,515)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash dividends paid				   (3,021) 	   (3,103)
   Purchase of treasury stock			        -	   (5,724)

Net cash used in financing activities		   (3,021)	   (8,827)

Net increase (decrease) in cash			    3,989	     (362)

Cash at beginning of year			    5,450	    7,006

Cash at end of quarter				$   9,439	$   6,644



The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 2001

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2001, the consolidated results of operations for the three-month and six-month periods ended November 30, 2001 and 2000, and the consolidated cash flows for the six-month periods ended November 30, 2001 and 2000.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At November 30, 2001, total inventories consisted of raw materials, $4,075,000 work in process, $4,949,000, and finished goods, $83,000. At May 31, 2001, total inventories consisted of raw materials, $3,891,000, work in process, $5,098,000 and finished goods, $37,000.

The Corporation and its subsidiaries were contingently liable at November 30, 2001 under agreements to purchase repossessed units on floor plan financing made by financial institutions to its customers. Losses, if any, would be the difference between repossession cost and the resale value of the units. There have been no material losses in past years under these agreements, and none are anticipated in the future.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.



Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 2001

NOTE 2  Industry Segment Information
(Unaudited)
Dollars in thousands
				Three-Months Ended	Six-Months Ended
		       		   November 30, 	  November 30,
				 2001	     2000	2001	   2000

SALES

Manufactured Housing		$ 96,160  $ 98,461	$187,107 $200,580

Recreational Vehicles		  21,894    22,446	  53,172   52,479

Total sales			$118,054  $120,907	$240,279 $253,059


EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)

Manufactured housing		   6,902     4,835	  12,069    8,649
Recreational vehicles		    (679)     (586)	    (118)       8

General corporate expense	  (1,220)   (1,034)	  (2,576)  (2,237)

Total operating earnings	   5,003     3,215	   9,375    6,420
Interest income			   1,189     2,027	   2,670    3,954

Earnings before income taxes	$  6,192 $   5,242 	$ 12,045 $  10,374


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.



Report of Independent Accountants

December 14, 2001

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and Subsidiary Companies as of November 30, 2001, and the related consolidated statements of earnings and retained earnings for each of the three-month and six-month periods ended November 30, 2001 and 2000 and the consolidated statement of cash flows for the six-month periods ended
November 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois



Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended November 30, 2001 were $118,054,000, a decrease of $2,853,000 from $120,907,000 in the comparable quarter of the prior year. Fiscal 2002 sales through November 30 were $240,279,000, a $12,780,000 decrease from prior year's sales of $253,059,000. Manufactured housing sales for the second quarter totaled $96,160,000 compared to $98,461,000 at November 30, 2000. Manufactured housing unit sales decreased from 2,978 to 2,792. This segment's fiscal year sales were $187,107,000 versus $200,580,000 while unit sales declined from 6,083 to 5,459. Second quarter recreational vehicle sales decreased from $22,446,000 in fiscal 2001 to $21,894,000 in fiscal 2002. Recreational vehicle unit sales for the quarter declined from 1,673 to 1,555. Fiscal year sales through November 30 were $53,172,000 versus $52,479,000.
Unit sales declined from 3,935 to 3,881.

Cost of sales in the second quarter of fiscal 2002 was 85.1 percent of sales compared to 86.4 percent. Cost of sales for the first six months of fiscal 2002 was 85.5 percent versus 86.8 percent. The decrease is primarily attributable to a shift in product mix toward multi-section homes.

Quarterly selling and administrative expenses decreased slightly from 11.0 percent in fiscal 2001 to 10.7 percent in fiscal 2002. Fiscal 2002 and 2001 selling and administrative expenses as a percentage of sales were 10.6 percent.

Second quarter operating earnings as a percentage of sales for manufactured housing were 7.2 percent in fiscal 2002 versus 4.9 percent in the prior year. Year to date operating earnings were 6.4 percent in fiscal 2002 versus prior year's 4.3 percent. Recreational vehicle quarterly operating loss as a percentage of sales increased from 2.6 percent in fiscal 2001 to 3.1 percent. Fiscal year operating earning through November 30 decreased from breakeven to a loss of .2 percent. Earnings for manufactured housing improved due to a product mix shift from single-section homes toward multi-section homes. Earnings for recreational vehicles declined as a result of continued difficult market conditions.

Interest income amounted to $1,189,000 for the second quarter compared to prior year's $2,027,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At November 30, 2001, cash and short-term investments in U. S. Treasury Bills totaled $150,558,000, an increase of $34,143,000 from $116,415,000 at May 31,
2001. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $43,081,000 at November 30, 2001, a decrease of $30,010,000 from the May 31, 2001 balance of $73,091,000. The decrease was due to the maturity of investments in U. S. Treasury Notes.


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year
(continued)

Current liabilities increased $101,000 from $39,915,000 at May 31, 2001 to $40,016,000 at November 30, 2001. Various factors contributed to the increase. Accrued marketing programs increased $5,917,000 due to the timing of payments for an ongoing marketing program. Accrued profit sharing decreased $1,021,000 primarily due to the timing of a yearly contribution to the Corporation's profit sharing plan. Income taxes decreased $1,430,000 due to a federal income tax payment during the second quarter. Trade accounts payable decreased $2,546,000 as a result of the timing of paying vendors at November 30 versus May 31.

Working capital at November 30, 2001 amounted to $153,623,000 compared to $149,591,000 at May 31, 2001. Capital expenditures totaled $2,104,000 during the first two quarters of fiscal 2002 compared to $959,000 in the previous year. Capital expenditures during the first six months were made primarily to increase manufacturing capacity, replace or refurbish machinery and equipment, and improve manufacturing efficiencies.

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

Item 6. Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on September 24, 2001. The report summarizes certain proceedings of a Board of Directors' meeting held that day.
Proceedings that transpired include a By-law amendment increasing the number of board directors from nine to ten, the election of Thomas G. Deranek to fill the new director's position, the election of Arthur J. Decio to serve as Chairman of Directors, and the election of the Corporation's officers.

At a December 18, 2001 Board of Directors' Meeting, By-laws were amended pertaining to the signing of shareholder certificates, the calling of special meetings, the organization of meetings, the functions of the Governance and Compensation Committee, the execution of documents, and the functions of the Corporate Controller. Amended By-laws, Exhibits (3) (ii), are filed with this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						SKYLINE CORPORATION

DATE:	       January 11, 2002
						James R. Weigand
						V. P. Finance & Treasurer,
						Chief Financial Officer

DATE:	       January 11, 2002
						Jon S. Pilarski
						Corporate Controller