Form 10-Q
period 2002-02-28
SKYLINE CORP
filed 2002-03-29
CIK 90896

03/26/02 Preliminary
SECURITIES AND EXCHANGE COMMISSION
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended February 28, 2002
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


						Yes  X   No


Securities registered pursuant to Section 12 (b) of the Act:

	 Title of Class					Shares Outstanding
	Common stock					   March 29, 2002
		 					     8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

		INDEX
								Page No.
Part I.	Financial Information

Item I.	Financial Statements:

	Consolidated Balance Sheets as				2-3
	  of February 28, 2002 and May 31, 2001

	Consolidated Statements of Earnings and			4
	  Retained Earnings for the three-month
	  and nine-month periods ended
	  February 28, 2002 and 2001

	Consolidated Statements of Cash Flows			5-6
	  for the nine-month periods ended
	  February 28, 2002 and 2001

	Notes to the Consolidated Financial 			7-8
	  Statements for the nine-month period
	  ended February 28, 2002

	Report of Independent Accountants			9

Item 2.	Management's Discussion and Analysis			10-12
	  of Financial Condition and Results of
	  Operations

Part II	Other Information

Item 1.	Legal Proceedings					13

Item 6.	Exhibits and Reports on Form 8-K			13

Signatures							13


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					    February 28, 2002	May 31, 2001
					     (Unaudited)

ASSETS

Current Assets

Cash						$   6,088	 $   5,450
Treasury Bills, at cost
  plus accrued interest				  146,314	   110,965
Investment in
  U. S. Treasury Notes				        -	    25,006
Accounts receivable, trade,
  less allowance for
  doubtful accounts of $40			   25,622	    30,757

Inventories					    9,519	     9,026

Other current assets				    8,226	     8,302

Total Current Assets				  195,769	   189,506

Property, Plant and Equipment, At Cost
  Land						    6,637	     6,637
  Buildings and improvements			   64,204	    62,268
  Machinery and equipment			   27,277	    26,633

						   98,118	    95,538
Less accumulated depreciation			   56,059	    53,494

Net Property, Plant and Equipment		   42,059	    42,044

Other Assets					    4,303 	     4,128

						 $242,131	  $235,678


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


					February 28, 2002	May 31, 2001
					     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade				$     5,472	$     7,187
Accrued salaries and wages			      8,894	      8,245
Accrued profit sharing				      2,039	      2,380
Accrued marketing programs			     13,599	      7,386
Accrued warranty and related expenses		     10,539	     10,084
Other accrued liabilities			      1,830	      2,593
Income taxes					        203	      2,040

Total Current Liabilities			     42,576	     39,915

Other Deferred Liabilities			      3,886	      3,742

Commitments and Contingencies			          -	          -


Shareholders' Equity
Common stock, $.0277 par value,
  15,000,000 shares
  authorized; Issued
  11,217,144 shares				        312	        312
Additional paid-in capital			      4,928	      4,928
Retained earnings				    256,173	    252,525
Treasury stock, at cost
  2,825,900 shares at
  February 28, 2002 and
  May 31, 2001					    (65,744)	    (65,744)

Total Shareholders' Equity			    195,669	    192,021

						   $242,131	   $235,678

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
(Unaudited)
Dollars in thousands except per share data

			Three-Months Ended		Nine-Months Ended
	    	           February 28,	  		   February 28,
			2002		2001	       2002	    2001

Sales		    $ 96,080	    $  90,838	   $336,359      $343,897

Cost of sales	      84,107	       81,182       289,604       300,907

Gross profit	      11,973	        9,656	     46,755        42,990

Selling and
  administrative
  expenses	      11,343	       11,916	     36,750	   38,831

Operating earnings       630	       (2,260)	     10,005         4,159

Interest income	         831	        2,020	      3,501	    5,975

Gain on sales of
  property, plant
  and equipment	           -	          666             -	      666

Earnings before
  income taxes	       1,461              426	     13,506	   10,800

Provision for
  income taxes:
  Federal	         519              144         4,557         3,669
  State		          73	           20           769           605

		         592              164         5,326         4,274

Net earnings	 $       869	  $       262     $   8,180    $    6,526

Basic earnings
  per share	 $        .10	  $        .03    $       .97  $        .77


Cash dividends
  per share	 $        .18     $        .18    $       .54  $        .54

Weighted average
  common shares
  outstanding	    8,391,244 	     8,391,744	    8,391,244	  8,494,296

Retained earnings,
  beginning of
  period 	     $256,815	      $250,640       $252,525      $247,479
Add net earnings          869	           262          8,180         6,526
Less cash
  dividends paid        1,511	         1,511		4,532	      4,614

Retained earnings,
  end of period      $256,173	      $249,391	     $256,173	   $249,391

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands
					   		  Nine-Months Ended
				                             February 28,

							   2002	    2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings						$   8,180 $   6,526

Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Interest income earned on U.S. Treasury Bills
  and Notes						   (3,501)   (5,975)
  Depreciation						    2,855     2,936
  Amortization of premium on U.S. Treasury Notes	        6        50
  Gain on sale of property, plant and equipment                 -      (666)
  Working Capital Items:
    Accounts receivable					    5,135     7,278
    Inventories						     (493)      808
    Other current assets				       76       928
    Accounts payable, trade				   (1,715)     (476)
    Accrued liabilities					    6,213     3,241
    Income taxes payable				   (1,837)   (1,295)
Other assets						     (175)     (168)
Other deferred liabilities				      144        42

Total Adjustments					    6,708     6,703

Net cash provided by operating activities		   14,888    13,229


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

				   		      	  Nine-Months Ended
		         	           		     February 28,


       							   2002       2001

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity of
  U. S. Treasury Bills					$  310,800  $  283,416
   Purchase of U.S. Treasury Bills			  (343,367)   (287,823)
   Maturity of U.S. Treasury Notes 			    25,000           -
   Interest received from U. S. Treasury Notes		       719       1,438
   Proceeds from sale of property, plant and equipment          20       1,473
   Purchase of property, plant and equipment		    (2,890)     (1,822)

Net cash used in investing activities			    (9,718)     (3,318)


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid					    (4,532)     (4,614)
Purchase of treasury stock				         -      (5,974)

Net cash used in financing activities			    (4,532)    (10,588)

Net increase (decrease) in cash				       638        (677)

Cash at beginning of year				     5,450       7,006

Cash at end of quarter				         $   6,088   $   6,329

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the nine-month period ended February 28, 2002

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2002, the consolidated results of operations for the three-month and nine-month periods ended February 28, 2002 and 2001, and the consolidated cash flows for the nine-month periods ended February 28, 2002 and 2001.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At February 28, 2002, total inventories consisted of raw materials, $4,306,000 work in process, $4,915,000, and finished goods, $298,000. At May 31, 2001, total inventories consisted of raw materials, $3,891,000, work in process, $5,098,000 and finished goods, $37,000.

The Corporation and its subsidiaries were contingently liable at February 28, 2002 under repurchase agreements with certain financial institutions. Losses, if any, are the difference between the repurchase cost and the resale value of the units. For the three-month and nine-month periods ended February 28, 2002, the Corporation repurchased units in the amounts of $35,000 and $922,000, and incurred net losses of $6,000 and $179,000, respectively. For the same periods in fiscal year 2001, the Corporation's repurchases amounted to $36,000 and $1,834,000, and the net losses were $2,000 and $135,000.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.

On April 19, 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue Number 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue addresses the income statement classification of consideration from a vendor to a reseller of the vendor's product. The Corporation will adopt Issue 00-25 in the fourth quarter of fiscal 2002, and anticipates no material impact on the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month and nine-month periods ended February 28, 2002

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands

				Three-Months Ended	Nine-Months Ended
		                   February 28 	    	   February 28
 		  		2002	    2001	2002      2001


SALES

Manufactured Housing		$  74,317  $  66,894	$261,424  $267,474

Recreational Vehicles		   21,763     23,944      74,935    76,423

Total sales			$  96,080  $  90,838    $336,359  $343,897


EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS (LOSS)

Manufactured housing		$   2,359  $    (428)  $  14,428  $   8,048
Recreational vehicles		     (833)      (900)       (951)      (719)
General corporate expense            (896)      (932)     (3,472)    (3,170)

Total operating earnings	      630     (2,260)     10,005      4,159

Gain on sale of property,
  plant and equipment		        -        666           -        666

Interest income			      831      2,020       3,501      5,975

Earnings before income taxes	$   1,461  $     426	$  13,506  $  10,800


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.


Report of Independent Accountants

March 15, 2002

To The Board of Directors and Shareholders of Skyline Corporation

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and Subsidiary Companies as of February 28, 2002, and the related consolidated statements of earnings and retained earnings for each of the three-month and nine-month periods ended February 28, 2002 and 2001 and the consolidated statement of cash flows for the nine-month periods ended February 28, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 28, 2002 were $96,080,000, an increase of $5,242,000 from $90,838,000 in the comparable quarter of the prior year.
Fiscal 2002 sales through February 28 were $336,359,000, a decrease of $7,538,000 from prior year's sales of $343,897,000. Manufactured housing sales for the third quarter totaled $74,317,000 compared to $66,894,000 at February 28, 2001. Manufactured housing unit sales increased from 2,006 to 2,178. This segment's fiscal year sales were $261,424,000 versus $267,474,000, while unit sales declined from 8,089 to 7,637. Third quarter recreational vehicle sales decreased from $23,944,000 in fiscal 2001 to $21,763,000 in fiscal 2002. Recreational vehicle unit sales for the quarter declined from 1,756 to 1,525. Fiscal year sales through February 28 were $74,935,000 versus $76,423,000.
Unit sales declined from 5,691 to 5,406.

Cost of sales in the third quarter of fiscal 2002 was 87.5 percent of sales compared to 89.4 percent in fiscal 2001. Cost of sales for the first nine months of fiscal 2002 was 86.1 percent versus 87.5 percent in the prior year. The decrease is primarily attributable to decreases in material costs, particularly lumber and lumber related products, and to multi-section homes being a greater percentage of total unit sales. In the third quarter of fiscal 2002, shipments of multi-section homes represented 42 percent of all shipments versus prior year's 40 percent. Multi-section home shipments for fiscal 2002 were 44 percent of all shipments while fiscal 2001 multi-section home shipments totaled 43 percent.

Quarterly selling and administrative expenses decreased from 13.1 percent in fiscal 2001 to 11.8 percent in fiscal 2002. Selling and administrative expenses for fiscal 2002 totaled 10.9 percent while fiscal 2001 totaled 11.3 percent. The decreases are attributable to the Corporation's effort to control costs.

Third quarter operating earnings as a percentage of sales for manufactured housing were 3.2 percent in fiscal 2002 versus a loss of .7 percent in the prior year. Year to date operating earnings were 5.5 percent in fiscal 2002 versus prior year's 3.0 percent. Recreational vehicle quarterly operating loss as a percentage of sales was 3.8 percent for fiscal year 2002 and fiscal year 2001. The recreational vehicle fiscal year operating loss through February 28 increased from .9 percent to 1.3 percent. Third quarter earnings for manufactured housing improved due to increased sales and cost control versus last year. Fiscal year to date earnings for this business segment improved due to cost control and improved gross margins. Earnings for recreational vehicles primarily declined as a result of continued difficult market conditions.

Interest income amounted to $831,000 for the third quarter compared to prior year's $2,020,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year (continued)

Liquidity and Capital Resources

At February 28, 2002, cash and short-term investments in U. S. Treasury Bills totaled $152,402,000, an increase of $35,987,000 from $116,415,000 at May 31,
2001. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $43,367,000 at February 28, 2002, a decrease of $29,724,000 from the May 31, 2001 balance of $73,091,000. The decrease was due to the maturity of investments in U. S. Treasury Notes ($25,006,000), and a seasonal decrease in accounts receivable ($5,135,000).

Current liabilities increased $2,661,000 from $39,915,000 at May 31, 2001 to $42,576,000 at February 28, 2002. Various factors contributed to the increase. Accrued marketing programs increased $6,213,000 due to the timing of payments for an ongoing marketing program. Income taxes decreased $1,837,000 due to the timing of federal income tax payments during the year. Trade accounts payable decreased $1,715,000 as a result of the seasonality of the Corporation's business.

Working capital at February 28, 2002 amounted to $153,193,000 compared to $149,591,000 at May 31, 2001. Capital expenditures totaled $2,890,000 during the first three quarters of fiscal 2002 compared to $1,822,000 in the previous year. Capital expenditures during the first nine months were made primarily to increase manufacturing capacity, replace or refurbish machinery and equipment, and improve manufacturing efficiencies.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

On March 1, 2002, Conseco Finance Servicing Corporation, a national provider of floor plan funding for industry dealer inventories, announced that effective April 1, 2002 it will stop approving requests to fund purchases of additional inventory for industry dealers. For the nine-month period ended February 28, 2002, less than 10 percent of the Corporation's total sales were from manufactured housing dealers who exclusively rely on Conseco for floor plan financing. The remaining manufactured housing dealers purchase inventory with cash, or obtain financing from other wholesale lenders or local banks. The Corporation believes this will not have a material impact on the consolidated financial statements.


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

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 2002. There were no exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



						SKYLINE CORPORATION

DATE:	       March 29, 2002
						James R. Weigand
						V. P. Finance & Treasurer,
						Chief Financial Officer

DATE:	       March 29, 2002
						Jon S. Pilarski
						Corporate Controller