Form 10-K
period 2002-05-31
SKYLINE CORP
filed 2002-07-30
CIK 90896

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002
Commission File No. 1-4714

SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana 				35-1038277
(State of Incorporation)	(IRS Employer Identification No.)

P. O. Box 743,    2520 By-Pass Road    Elkhart, IN 46515
(Address of principal executive offices)	 (Zip Code)

294-6521				(574)
(Registrant's telephone number)		(Area Code)

Securities registered pursuant to section 12 (b) of the Act:

		Shares Outstanding		Name of each Exchange on
Title of Class	    July 10, 2002		which Registered
Common Stock	       8,391,244		New York Stock Exchange

Securities registered pursuant to section 12 (g) of the Act:

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

		X

The aggregate market value of the voting stock held by non-affiliates of registrant (6,810,589 shares) based on the closing price on the New York Stock Exchange on July 10, 2002 was $223,864,060.


DOCUMENTS INCORPORATED BY REFERENCE:


Title						Form 10-K

Proxy Statement dated July 30, 2002		Part III, Items 10 - 12
for Annual Meeting of Shareholders to
be held September 23, 2002


(This page left intentionally blank)


FORM 10-K
CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant's Proxy Statement used in connection with its 2002 Annual Meeting of Shareholders to be held on September 23, 2002 ("2002 Proxy Statement"). The following cross-reference index shows the page locations in the 2002 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2002 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

								2002
						Form		Proxy
						10-K		Statement


	PART I

Item 1.	Business..................................6

Item 2.	Properties................................11

Item 3.	Legal Proceedings.........................12

Item 4.	Submission of Matters to a Vote of
	  Security Holders........................12

	PART II

Item 5.	Market for the Registrant's Common Stock
	  and Related Stockholder Matters..........12

Item 6.	Selected Financial Data....................13

Item 7.	Management's Discussion and Analysis of
	  Financial Condition and
	  Results of Operation.....................14

Item 8.	Financial Statements and
	Supplementary Data
	  Index to Consolidated
	  Financial Statements.....................17
	  Report of Independent Accountants........18
	  Consolidated Balance Sheets..............19
	  Consolidated Statements of
	  Earnings and Retained Earnings...........21
	  Consolidated Statements of Cash Flows....22
	  Notes to Consolidated
	  Financial Statements.....................24
	  Financial Summary by Quarter.............29


FORM 10-K
CROSS-REFERENCE INDEX
(Continued)


								2002
						Form		Proxy
						10-K		Statement

PART II

Item 9. Changes in and Disagreements with
	  Accountants on Accounting and
	  Financial Disclosure...................30

PART III

Item 10. Directors and Executive Officers
	   of the Registrant.....................30		3 - 4

Item 11. Executive Compensation..................		    7

Item 12. Security Ownership of Certain
	   Beneficial Owners and Management......		3 - 6

Item 13. Certain Relationships and Related
	   Transactions..........................31

PART IV

Item 14. Exhibits, Financial Statement
	 Schedules, and Reports on Form 8-K

	(a) 1. Financial Statements..............31
		All other schedules are
		omitted because they are not
		applicable or the required
		information is shown in the
		financial statements or notes
		thereto.
	    2. Index to Exhibits.................31

	(b) Reports on Form 8-K..................31

SIGNATURES ......................................32


PART I

Item 1.	Business

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the "Corporation") design, produce and distribute manufactured housing (mobile homes and multi-sectional homes) and recreational vehicles (travel trailers, including park models and fifth wheels).

The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 9,849 manufactured homes in fiscal year 2002.

The Corporation's manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36' to 80' and in single wide widths from 12' to 18', double wide widths from 20' to 32', and triple wide widths from 36' to 42'.

The Corporation's recreational vehicles are sold under the "Nomad," "Layton," and "Aljo" trademarks for travel trailers and fifth wheels.

In fiscal year 2002, manufactured homes represented 75% of total sales, while recreational vehicles accounted for the remaining 25%. In the prior year, the sales dollars were 76% manufactured homes and 24% recreational vehicles. Additional financial data relating to these industry segments is included in
Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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


Item 1.	Business

Method of Distribution

The Corporation's manufactured homes are distributed by approximately 410 dealers at 860 locations throughout the United States and recreational vehicles are distributed by approximately 240 dealers at 270 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation provides the retail purchaser of its manufactured homes with a full one-year warranty against defects in materials and workmanship. Recreational vehicles are covered by a two-year warranty. The warranties are backed by a corporate service department and an extensive field service system.

The Corporation's products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation's products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years. Additional information regarding these repurchase agreements is included in Note 2, Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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


Item 1.	Business

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

Backlog

The Corporation does not consider the existence and extent of backlog to be significant in its business. The Corporation's production is based on a relatively short manufacturing cycle and dealer's orders, which continuously fluctuate. As such, the existence of backlog is not significant at any given date and does not typically provide a reliable indication of the status of the Corporation's business.

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


Item 1.	Business

Competitive Conditions, continued

The Manufactured Housing Institute reported that the industry produced approximately 193,200 homes in calendar year 2001. In the same period, the Corporation produced 10,148 units for a 5.3 % market share. In calendar year 2000, approximately 250,500 homes were manufactured by the industry. In that period, the Corporation produced 11,700 homes for a 4.7% market share.

The recreational vehicle industry produced 321,000 units in calendar year 2001 compared to 418,300 units in calendar year 2000. The following table shows the Corporation's competitive position in the recreational vehicle product lines it sells.

	       	          Units Produced	             Units Produced
                        Calendar Year 2001                 Calendar Year 2000
                         Industry   Skyline              Industry      Skyline

Travel Trailers		 102,200    6,126		 114,500       6,773

Fifth Wheels		 54,700	    1,550		 62,300	       1,392

Park Models		 7,400      365			 8,200	       403


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


Item 1.	Business

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

The corporation is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.


Item 1.	Business

Other Regulations, continued

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

Number of Employees

The Corporation employs approximately 2,800 people at the present time.

Item 2.	Properties

The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation's 24 manufacturing plants, all of which are owned, are as follows:

Location			Products

California, San Jacinto		Manufactured Housing/Park Models
California, Hemet		Recreational Vehicles
California, Hemet		Recreational Vehicles
California, Woodland		Manufactured Housing
Florida, Ocala			Manufactured Housing
Florida, Ocala			Manufactured Housing
Florida, Ocala			Manufactured Housing/Park Models
Indiana, Bristol		Manufactured Housing
Indiana, Elkhart		Manufactured Housing
Indiana, Elkhart		Recreational Vehicles
Indiana, Goshen			Manufactured Housing
Kansas, Arkansas City		Manufactured Housing
Kansas, Halstead		Manufactured Housing
Louisiana, Bossier City		Manufactured Housing
North Carolina, Mocksville	Manufactured Housing
Ohio, Sugarcreek		Manufactured Housing
Oregon, McMinnville		Manufactured Housing
Oregon, McMinnville		Recreational Vehicles


Item 2.	Properties, continued

Pennsylvania, Ephrata		Manufactured Housing
Pennsylvania, Leola		Manufactured Housing
Pennsylvania, Leola		Recreational Vehicles
Texas, Mansfield		Recreational Vehicles
Vermont, Fair Haven		Manufactured Housing
Wisconsin, Lancaster		Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet.

It is extremely difficult to determine the unit productive capacity of the Corporation because of the ever-changing product mix.

The Corporation believes that its plant facilities, machinery and equipment are well maintained and are in good operating condition.

Item 3.	Legal Proceedings

Neither the Corporation nor any of its subsidiaries is a party to any pending legal proceedings which could have a material effect on operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2002.

PART II

Item 5.	Market for the Registrant's Common Stock and Related Stockholder
	Matters

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2002 and 2001. At May 31, 2002, there were approximately 1,300 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2002 and 2001.

			2002				2001

Quarter		High		Low		High		Low
First		$28.50		$23.84		$23.06		$19.44
Second		$30.40		$22.80		$22.44		$19.81
Third		$32.25		$27.45		$24.75		$18.56
Fourth		$37.76		$29.30		$26.70		$21.15


Item 6.	Selected Financial Data

Dollars in thousands except per share data

			2002       2001       2000       1999	    1998
FOR THE YEAR

Sales			$450,722   $463,824   $579,551   $653,169   $613,686

Net earnings		$ 12,254   $ 11,170   $ 15,028   $ 25,561   $ 19,946

Cash dividends paid	$  6,042   $  6,124   $  6,410   $  6,043   $  5,729

Capital expenditures	$  3,330   $  2,499   $  4,115   $  7,113   $  3,069

Depreciation		$  3,884   $  3,919   $  4,022   $  3,838   $  3,775

Weighted average
common shares
outstanding		8,391,244  8,468,321  8,858,628  9,136,116  9,511,023


AT YEAR END

Working capital		$156,360   $149,591   $123,401   $147,398   $142,185

Current ratio		   5.3:1      4.8:1      4.2:1      4.2:1      4.1:1

U.S. Treasury Notes	$      -   $ 25,006   $ 25,072   $      -   $      -

Property, plant and
equipment, net		$ 41,477   $ 42,044   $ 44,188   $ 44,102   $ 40,951

Total assets		$238,752   $235,678   $235,666   $240,982   $233,004

Shareholders' equity	$198,233   $192,021   $192,949   $191,692   $183,523

Treasury stock		$65,744    $ 65,744   $ 59,770   $ 52,409   $ 41,060

PER SHARE

Basic earnings		$  1.46	   $   1.32   $   1.70   $   2.80   $   2.10

Cash dividends paid	$   .72	   $    .72   $    .72   $    .66   $    .60

Shareholders' equity 	$ 23.62	   $  22.88   $  22.22   $  21.30   $  19.46


Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	 of Operations (Unaudited)

Results of Operations - Fiscal 2002 Compared to Fiscal 2001

Sales in 2002 were $450,722,000, a decrease of $13,102,000 from $463,824,000 in
2001. Manufactured housing sales totaled $339,260,000 for 2002 compared to $353,610,000 in 2001. Manufactured housing unit sales decreased to 9,849 from 10,664. Recreational vehicle sales increased from $110,214,000 in 2001 to $111,462,000 in 2002. Recreational vehicle unit sales also dropped from 8,156 in 2001 to 8,028 in 2002. The decrease in manufactured housing sales reflects difficult market conditions that persisted throughout the year. Difficult market conditions also existed for recreational vehicle sales for most of the year. Demand, however, did increase for products in this business segment in the fourth fiscal quarter.

Cost of sales in 2002 was 85.9% compared to 87.0% in 2001. Manufactured housing cost of sales in 2002 decreased to 84.9% from 86.5% in 2001. The decrease is primarily attributable to the Corporation's effort to control manufacturing costs. Recreational vehicle cost of sales increased to 89.0% of sales from 88.7% in 2001.

Selling and administrative expenses as a percentage of sales decreased slightly to 10.5% in 2002 from 10.8% in 2001.

Manufactured housing operating earnings as a percentage of sales were 5.6% in 2002 and 3.8% in 2001. The increase is due to improved gross margins and cost control. Recreational vehicle operating earnings as a percentage of sales increased to 0.8% of sales in 2002 from 0.7% of sales in 2001. Earnings of the recreational vehicle segment were impacted by the startup of a new manufacturing process at one recreational vehicle facility.

Interest income amounted to $4,102,000 in 2002 compared to $7,717,000 in 2001. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

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

Results of Operations - Fiscal 2001 Compared to Fiscal 2000

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

Liquidity and Capital Resources

At May 31, 2002, cash and short-term investments in U.S. Treasury Bills totaled $147,026,000, an increase of $30,611,000 from $116,415,000 at
May 31, 2001. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $45,797,000 at the end of fiscal 2002, a decrease of $27,294,000 from fiscal 2001's total of $73,091,000. The decrease was primarily due to the maturity of investment in U.S. Treasury Notes ($25,006,000). Current liabilities decreased $3,452,000 from $39,915,000 at
May 31, 2001 to $36,463,000 at May 31, 2002. The decrease was due to a decline in accounts payable ($1,328,000), accrued marketing programs ($1,011,000), and income taxes ($884,000). Income taxes declined due to the timing of tax payments, while the decreases in accounts payable and accrued marketing programs are a reflection of the decline in sales that occurred in the year.

Capital expenditures totaled $3,330,000 in 2002 compared to $2,499,000 in the prior year. Capital expenditures during the current fiscal year included $820,000 to implement a new manufacturing process at one recreational vehicle facility. Other capital expenditures were made primarily to replace or refurbish machinery and equipment, improve manufacturing efficiencies, and increase manufacturing capacity. No cash was used to purchase the Corporation's stock in fiscal 2002, compared to $5,974,000 in fiscal 2001.


Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations (Unaudited), continued

Liquidity and Capital Resources

The cash provided by operating activities in fiscal 2003, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

As further discussed in Note 2 to the financial statements, the Corporation is contingently liable under repurchase agreements with certain financial institutions. One of these financial institutions, Conseco Finance Servicing Corporation (Conseco), was a national provider of floor plan funding for manufactured housing dealer inventories. On March 1, 2002, Conseco announced that effective April 1, 2002, it would stop approving requests to fund purchases of additional inventory for industry dealers. On May 16, 2002, Conseco began notifying manufacturers and industry dealers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. Conseco also indicated in this notification that certain options would be made available to assist the dealers in meeting their commitments. As of July 18, 2002, the Corporation believes that the potential repurchase obligation with Conseco is approximately $6.5 million. During fiscal year 2002 less than 10 percent of the Corporation's total sales were from manufactured housing dealers who exclusively relied on Conseco for floor plan financing.

Other Matters

The provisions for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

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
	of Operations (Unaudited), continued

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

* Cyclical nature of the manufactured housing and recreational vehicle industries
* Availability of wholesale and retail financing
* Interest rate levels
* Impact of inflation
* Competitive pressures on pricing and promotional costs
* Consumer confidence
* Market demographics
* Market disruption resulting from the terrorist attacks on September 11, 2001, and any subsequent armed conflict by the United States.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Accountants.......................	18


Consolidated Balance Sheets.............................	19

Consolidated Statements of Earnings and
 Retained Earnings.......................................	21

Consolidated Statements of Cash Flows....................	22

Notes to Consolidated Financial Statements...............	24

Financial Summary by Quarter.............................	29


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Skyline Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and retained earnings, and of cash flows present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Skyline Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 17, 2002


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2002 and 2001
Dollars in thousands

ASSETS

						2002		2001
Current Assets



Cash						$   8,699	 $   5,450
Treasury Bills, at cost plus accrued interest	  138,327	   110,965
Accounts receivable, trade, less allowance for
  doubtful accounts of $40			   28,028	    30,757
Investment in U. S. Treasury Notes		        -	    25,006
Inventories					    9,632	     9,026
Deferred income tax benefits			    7,986	     7,975
Other current assets				      151	       327

Total Current Assets				  192,823	   189,506

Property, Plant and Equipment, At Cost

Land						    6,637 	     6,637
Buildings and improvements			   64,595	    62,268
Machinery and equipment				   27,305	    26,633
						   98,537	    95,538
Less accumulated depreciation			   57,060	    53,494

Net Property, Plant and Equipment		   41,477	    42,044

Other Assets					    4,452 	     4,128

						 $238,752	  $235,678


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2002 and 2001
Dollars in thousands except per share data

LIABILITIES AND SHAREHOLDERS' EQUITY

						2002		2001

Current Liabilities

Accounts payable, trade				$     5,859	$     7,187
Accrued salaries and wages			      7,405	      8,245
Accrued profit sharing				      2,412           2,380
Accrued marketing programs			      6,375	      7,386
Accrued warranty and related expenses		     10,100	     10,084
Other accrued liabilities			      3,156           2,593
Income taxes					      1,156	      2,040

Total Current Liabilities			     36,463	     39,915

Other Deferred Liabilities			      4,056	      3,742

Commitments and Contingencies		                  -	          -

Shareholders' Equity

Common stock, $.0277 par value, 15,000,000 shares
  authorized; Issued 11,217,144 shares		        312	        312
Additional paid-in capital			      4,928	      4,928
Retained earnings				    258,737         252,525
Treasury stock, at cost,
  2,825,900 shares in 2002 and 2001		    (65,744)	    (65,744)

Total Shareholders' Equity			    198,233         192,021

						   $238,752	   $235,678

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2002, 2001 and 2000
Dollars in thousands except per share data


				2002		2001		2000

EARNINGS

Sales				$450,722	$463,824	$579,551

Cost of sales			 387,050	 403,622	 506,651

Gross profit			  63,672	  60,202	  72,900

Selling and administrative
  expenses			  47,545	  50,055	  54,401

Operating earnings		  16,127	  10,147	  18,499

Interest income			   4,102	   7,717	   6,572

Gain on sales of property,
  plant and equipment		       -	     666	      14

Earnings before income taxes	  20,229	  18,530	  25,085

Provision for income taxes

  Federal			   6,825	   6,248	   8,363
   State			   1,150	   1,112	   1,694

				   7,975	   7,360	  10,057

Net earnings			$ 12,254	$ 11,170	$ 15,028

Basic earnings per share	$   1.46	$   1.32	$   1.70

Weighted average common
  shares outstanding		8,391,244	8,468,321	8,858,628

RETAINED EARNINGS

Balance at beginning of year	$252,525	$247,479	$238,861

Add net earnings		  12,254	  11,170	  15,028

Less cash dividends paid
 ($.72 per share in 2002,
 2001 and 2000)			   6,042	   6,124	   6,410

Balance at end of year		$258,737	$252,525	$247,479

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2002, 2001 and 2000
Increase (Decrease) in Cash
Dollars in thousands


				2002		2001		2000


CASH FLOWS FROM
 OPERATING ACTIVITIES

Net earnings			$ 12,254	$ 11,170	$ 15,028

Adjustment to reconcile
 net earnings to net cash
 provided by operating
 activities:

 Interest income earned on
  U.S. Treasury Bills
  and Notes			  (4,102)	  (7,717)	  (6,572)
 Depreciation			   3,884	   3,919	   4,022
 Amortization of discount or
  premium on U.S. Treasury Notes       6	      66	      61
 Gain on sale of property,
  plant and equipment 		       -	    (666)            (14)
 Working capital items:
  Accounts receivable		   2,729	   4,673	   6,357
  Inventories			    (606)	     781	     664
  Other current assets		     165	     (41)	    (503)
  Accounts payable, trade	  (1,328)	     837	  (2,146)
  Accrued liabilities		  (1,240)	    (438)	  (3,467)
  Income taxes payable		   ( 884)	     481	  (1,012)
 Other assets			    (324)	    (158)	    (148)
 Other deferred liabilities	     314	      60	      52

Total Adjustments		  (1,386)	   1,797	  (2,706)

Net cash provided by
 operating activities		  10,868	  12,967	  12,322

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2002, 2001 and 2000
Increase (Decrease) in Cash
Dollars in thousands


				2002		2001		2000


CASH FLOWS FROM
 INVESTING ACTIVITIES

Proceeds from sale or
 maturity of U. S.
 Treasury Bills			$410,274	$397,702	$446,701
Purchase of U.S.
 Treasury Bills			(434,253)	(400,456)	(414,480)
Maturity of U.S.
 Treasury Notes			  25,000	       -	       -
Purchase of U.S.
 Treasury Notes			       -  	       -	  (25,133)
Interest received from
 U. S. Treasury Notes		     719	   1,438	    1,194
Proceeds from sale of
 property, plant and
 equipment			      13	   1,390	       22
Purchase of property,
 plant and equipment		  (3,330)	  (2,499)	   (4,115)

Net cash (used in) provided
 by investing activities	  (1,577)	  (2,425)	    4,189

CASH FLOWS FROM
 FINANCING ACTIVITIES

Cash dividends paid		  (6,042) 	  (6,124)	   (6,410)
Purchase of treasury stock	       -	  (5,974)	   (7,361)

Net cash used in
 financing activities		  (6,042)	 (12,098)	  (13,771)

Net increase (decrease) in cash	   3,249    	  (1,556)	    2,740

Cash at beginning of year	   5,450	   7,006	    4,266

Cash at end of year		$  8,699	$  5,450	$   7,006

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1  Nature of Operations and Accounting Policies

Nature of operations--Skyline Corporation designs, manufactures and sells at wholesale both a broad line of single and multi-section manufactured homes and a large selection of non-motorized recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation--The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries (Corporation), each of which is wholly-owned. All intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition--Substantially all of the Corporation's products are made to order. Revenue is recognized upon shipment.

Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction in sales revenue.

Consolidated statements of cash flows--For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation's cash flows from operating activities were reduced by income taxes paid of $8,870,000, $6,943,000, and $11,911,000 in 2002, 2001 and 2000,
respectively.

Inventory--Inventories are stated at cost, which includes the cost of raw materials, labor and overhead, determined under the first-in, first-out method, which is not in excess of market. At May 31, 2002, total inventories consisted of raw materials, $4,280,000, work in process, $5,183,000, and finished goods, $169,000. At May 31, 2001, raw materials inventory totaled $3,891,000, work in process inventory totaled $5,098,000, and finished goods totaled $37,000.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1  Nature of Operations and Accounting Policies, continued

Property, plant and equipment--Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax purposes.

Investments--The Corporation invests in United States Government securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost.

The cost of U.S. Treasury Bills, which approximates their fair market value, totaled $138,327,000 and $110,965,000 at May 31, 2002 and 2001, respectively.
These securities mature within one year. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Warranty--The Corporation provides a warranty on its products. Estimated warranty costs are accrued at the time of sale.

Income taxes--The difference between the Corporation's statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes.

The Corporation's deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of such deferred tax items are not significant individually or in the aggregate.

Recently issued accounting pronouncements--During fiscal 2002 the Financial Accounting Standards Board, (FASB), enacted two Financial Accounting Standards
(FAS). FAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Corporation will adopt FAS No. 144 in fiscal 2003, and expects no material impact on the consolidated financial statements. The FASB also enacted FAS No.143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". This statement provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Corporation will adopt FAS No. 143 in fiscal year 2004, and anticipates no material impact on the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1  Nature of Operations and Accounting Policies, continued

On April 19, 2001, the FASB'S EITF reached a consensus on Issue Number 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This issue addresses the income statement classification of consideration from a vendor to a reseller of the vendor's products. The Corporation adopted Issue 00-25 in the fourth quarter of fiscal 2002 with no material impact on the consolidated financial statements.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards are not applicable.

Reclassification--Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 2002 under repurchase agreements with certain financial institutions. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation's independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $120 million at May 31, 2002. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. For the years ended May 31, 2002, 2001 and 2000, the Corporation repurchased units in the amounts of $922,000, $2,019,000 and $2,345,000, respectively. Incurred net losses for the same periods totaled $179,000, $152,000 and $196,000, respectively.

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


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 3  Purchase of Treasury Stock, continued

In fiscal 2002 the Corporation did not acquire any shares of its common stock. In fiscal 2001 it acquired 291,700 shares of it common stock for $5,974,000, and in fiscal 2000 it acquired 317,000 shares for $7,361,000.

The effect of the aggregate repurchases on basic earnings per share was $.37 per share in 2002, $.32 per share in 2001 and $.36 per share in 2000. At May 31, 2002, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4 Employee Benefits

A) PROFIT SHARING AND 401(K) PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 2002, 2001 and 2000, contributions to the Plans were $2,413,000, $2,484,000 and $2,554,000, respectively.

The Corporation has an employee savings plan (the "401(k) Plan") that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees' estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 7.0% in 2002, and 8.0% in 2001 and 2000. The amount charged to operations under these arrangements was $352,000 in fiscal 2002, and $252,000 in fiscal years 2001 and 2000.


Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information
Dollars in thousands


				2002		2001		2000

SALES

Manufactured housing		$339,260	$353,610	$447,338
Recreational vehicles		 111,462	 110,214	 132,213

Total sales			$450,722	$463,824	$579,551

EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS

Manufactured housing		$ 19,107 	$ 13,412	$ 17,499
Recreational vehicles		     925     	     824	   5,343
General corporate expenses	  (3,905)	  (4,089)	  (4,343)

Total operating earnings	  16,127	  10,147	  18,499

Interest income			   4,102	   7,717	   6,572
Gain on sale of property,
 plant and equipment		       -	     666	      14

Earnings before income taxes	$ 20,229	$ 18,530	$ 25,085

IDENTIFIABLE ASSETS

OPERATING ASSETS

Manufactured housing		$ 77,846	$ 80,182	$ 89,460
Recreational vehicles		  22,579	  19,525	  19,202

Total operating assets		 100,425	  99,707	 108,662

U.S. TREASURY BILLS		 138,327	 110,965	 101,932

U. S. TREASURY NOTES		       -	  25,006	  25,072

Total assets			$238,752	$235,678	$235,666

DEPRECIATION

Manufactured housing		$  3,268	$  3,344 	$  3,454
Recreational vehicles		     616	     575	     568

Total depreciation		$  3,884	$  3,919	$  4,022

CAPITAL EXPENDITURES

Manufactured housing		$  2,085	$  2,213	$  3,508
Recreational vehicles		   1,245	     286	     607

Total capital expenditures	$  3,330	$  2,499	$  4,115


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

Financial Summary by Quarter
Dollars in thousands except per share data


2002				1st	  2nd	    3rd	      4th
				Quarter	  Quarter   Quarter   Quarter   Year

Sales				$122,225  $118,054  $ 96,080  $114,363 $450,722
Gross profit 			  17,179    17,603    11,973    16,917   63,672
Net earnings  		           3,563     3,748       869     4,074   12,254
Basic earnings per
  share				     .42       .45       .10       .49     1.46



2001				1st	  2nd	    3rd	      4th
				Quarter	  Quarter   Quarter   Quarter   Year

Sales				$132,152  $120,907  $ 90,838  $119,927 $463,824
Gross profit 			  16,858    16,476     9,656    17,212   60,202
Net earnings			   3,130     3,134       262     4,644   11,170
Basic earnings per
  share				     .36       .37       .03       .55     1.32

The third quarter of fiscal year 2001 includes an after-tax gain of $400, equal to $.05 per share, on the sale of an unused facility.

Certain prior year amounts have been reclassified to conform with current year-end presentation.


Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure

	None

PART III

Item 10. Executive Officers of the Registrant (Officers are elected annually)

Name			Age	Position

Thomas G. Deranek	66	Vice Chairman and Chief Executive Officer

William H. Murschel	57	President - Chief Operations Officer

Terrence M. Decio	50	Senior Executive Vice President

James R. Weigand	47	Vice President - Finance & Treasurer and Chief
				Financial Officer

Christopher R. Leader	43 	Vice President - Operations

Charles W. Chambliss	52	Vice President - Product Development and
				Engineering

Jon S. Pilarski		39	Corporate Controller

Thomas G. Deranek, Vice Chairman and Chief Executive Officer, joined the Corporation in 1964. He served as Chief of Staff from 1991 to 2001 and was elected Vice Chairman and Chief Executive Officer in September 2001.

William H. Murschel, President-Chief Operations Officer, joined the Corporation in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

Terrence M. Decio, Senior Executive Vice President, joined the Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, and Senior Executive Vice President in 1993.

James R. Weigand, Vice President-Finance & Treasurer and Chief Financial Officer, joined the Corporation in 1991 as Controller. He was elected an officer in 1994 and Vice President-Finance & Treasurer and Chief Financial Officer in 1997.

Christopher R. Leader, Vice President-Operations, joined the Corporation in January 1997 and was elected Vice President in September 1997.


Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996.

Jon S. Pilarski-Corporate Controller, joined the Corporation in 1994 as General Accounting Manager and was elected Corporate Controller in 1997.

Item 13. Certain Relationships and Relationships and Related Transactions

	None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

		Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)	(2)	Index to Exhibits

		Exhibits (Numbered according to Item 601 of Regulation S-K,
		Exhibit Table)

	(3)(i)	Articles of Incorporation

	(3)(ii)	By-Laws

	(21) 	Subsidiaries of the Registrant

(b)		Reports on Form 8K

		No reports on Form 8K were filed during the quarter ended
		May 31, 2002.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				SKYLINE CORPORATION
				Registrant

DATE:	July 10, 2002	BY:
				Thomas G. Deranek, Vice Chairman,
				Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DATE:	July 10, 2002	BY:
				William H. Murschel, President and
				Chief Operations Officer and Director

DATE:	July 10, 2002	BY:
				Terrence M. Decio, Senior Executive
				Vice President and Director

DATE:	July 10, 2002	BY:
				James R. Weigand, Vice
				President-Finance & Treasurer and
				Chief Financial Officer

DATE:	July 10, 2002	BY:
				Jon S. Pilarski, Corporate Controller


SIGNATURES, continued


DATE:	July 10, 2002	BY:
				Arthur J. Decio, Director, Chairman of the
				Board, serving in a non-executive officer
				capacity, and Consultant

DATE:	July 10, 2002	BY:
				Jerry Hammes, Director

DATE:	July 10, 2002	BY:
				Ronald F. Kloska, Director and Consultant

DATE:	July 10, 2002	BY:
				William H. Lawson, Director

DATE:	July 10, 2002	BY:
				David T. Link, Director

DATE:	July 10, 2002	BY:
				Andrew J. McKenna, Director

DATE:	July 10, 2002	BY:
				V. Dale Swikert, Director


EXHIBIT (3) (i)


Articles of Incorporation

No changes were made to the Articles of Incorporation during the fiscal year ended May 31, 2002. The Articles of Incorporation were filed with and are incorporated by reference from the Corporation's Form 10-K for the fiscal year ended May 31, 1996.


EXHIBIT (3) (ii)

BY-LAWS

Changes were made to the By-Laws during the fiscal year ended May 31, 2002.
On September 24, 2001, the Board of Directors amended the By-Laws by increasing the number of board members from nine to ten. The By-Laws were further amended at a December 18, 2001 Board of Directors' meeting. The change pertained to the signing of shareholder certificates, the calling of special meetings, the organization of meetings, the functions of the Governance and Compensation Committee, the execution of documents, and the functions of the Corporate Controller. The By-Laws were filed with the Corporation's Form 10-Q for the third quarter-ended February 28, 2002.


EXHIBIT (21)

Subsidiaries of the Registrant

Parent (Registrant)	-Skyline Corporation (an Indiana Corporation)

Subsidiaries		-Skyline Homes, Inc. (a California Corporation)

			-Homette Corporation (an Indiana Corporation)

			-Layton Homes Corp. (an Indiana Corporation)

These wholly-owned subsidiaries are included in the consolidated financial statements.