Form 10-Q
period 2002-08-31
SKYLINE CORP
filed 2002-10-15
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended August 31, 2002
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

						Yes  X   No

Securities registered pursuant to Section 12 (b) of the Act:

							Shares Outstanding
	Title of Class					  October 1, 2002
         Common stock						8,391,244


SKYLINE CORPORATION

Form 10-Q Quarterly Report

		INDEX
								Page No.
Part I.	Financial Information


Item 1.

Financial Statements:

Consolidated Balance Sheets as					2-3
  of August 31, 2002 and May 31, 2002

Consolidated Statements of Earnings and				4
  Retained Earnings for the three-month
  periods ended August 31, 2002 and  2001

Consolidated Statements of Cash Flows				5-6
  for the three-month periods ended
  August 31, 2002 and 2001

Notes to the Consolidated Financial 				7-8
  Statements for the three-month period
  ended August 31, 2002


Report of Independent Accountants				9

Item 2.

Management's Discussion and Analysis				10-12
  of Financial Condition and Results of
  Operations

Item 4.

Controls and Procedures						13


Part II	Other Information

Item 1.

Legal Proceedings						14

Item 4.

Submission of Matters to a Vote of Security Holders		14

Item 6.

Exhibits and Reports on Form 8-K				14

Signatures							15

Certifications							15-19


Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					August 31, 2002		May 31, 2002
				     	(Unaudited)

ASSETS

Current Assets

Cash					$   9,310		$   8,699

Treasury Bills, at cost
plus accrued interest			  136,984		  138,327

Accounts receivable, trade,
less allowance for doubtful
accounts of $40				   29,416		   28,028

Inventories				   10,198		    9,632

Other current assets			    8,280		    8,137

Total Current Assets			  194,188		  192,823

Property, Plant and Equipment, At Cost

Land					    6,637		    6,637
Buildings and improvements		   64,715		   64,595
Machinery and equipment			   27,101		   27,305

					   98,453		   98,537
Less accumulated depreciation		   57,400		   57,060

Net Property, Plant and Equipment	   41,053		   41,477

Other Assets				    4,475 		    4,452

					 $239,716		 $238,752


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


					 August 31, 2002	May 31, 2002
		     			(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade			$     6,177		$     5,859
Accrued salaries and wages		      6,396		      7,405
Accrued profit sharing			        650		      2,412
Accrued marketing programs		      9,617		      6,375
Accrued warranty and related expenses	     10,249		     10,100
Other accrued liabilities		      2,582		      3,156
Income taxes				      1,445		      1,156

Total Current Liabilities		     37,116		     36,463

Other Deferred Liabilities		      4,055		      4,056

Commitments and Contingencies		          -		          -

Shareholders' Equity

Common stock, $.0277 par value,
15,000,000 shares authorized;
Issued 11,217,144 shares		        312		        312
Additional paid-in capital		      4,928		      4,928
Retained earnings			    259,049		    258,737
Treasury stock, at cost, 2,825,900
shares at August 31, 2002 and
at May 31, 2002				    (65,744)		    (65,744)

Total Shareholders' Equity		    198,545		    198,233

					   $239,716		   $238,752

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2002 and 2001
(Unaudited)
Dollars in thousands except per share data


					    2002	   2001

Sales					  $116,492	 $122,225

Cost of sales				   101,551	  105,046

Gross profit				    14,941	   17,179

Selling and administrative expenses	    12,497	   12,807

Operating earnings			     2,444	    4,372

Interest income				       592	    1,481

Earnings before income taxes		     3,036   	    5,853

Provision for income taxes:
  Federal				     1,027  	    1,968
  State					       187	      322

					     1,214	    2,290

Net earnings				$    1,822     $    3,563

Basic earnings per share		$      .22     $      .42

Cash dividends per share		$      .18     $      .18

Weighted average common
shares outstanding			 8,391,244	8,391,244

Retained earnings,
beginning of period 			  $258,737	 $252,525

Add net earnings			     1,822	    3,563

Less cash dividends paid		     1,510	    1,511

Retained earnings, end of period 	  $259,049	 $254,577

The accompanying notes are a part of the consolidated financial statements. Skyline Corporation and Subsidiary Companies



Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2002 and 2001
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands



					      2002	      2001


CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings				 $   1,822	 $   3,563

Adjustments to reconcile
net earnings to net cash
provided by operating activities:

Interest income earned on
U.S. Treasury Bills and Notes		      (592)	     (1,481)
Depreciation				       920	        916
Amortization of premium on
U.S. Treasury Notes			         -	          6

Working Capital Items:

Accounts receivable			     (1,388)	        468
Inventories				       (566)	       (493)
Other current assets			       (143)	         56
Accounts payable, trade			        318	       (547)
Accrued liabilities			         46	        912
Income taxes payable			        289	        709
Other assets				        (23)	        (31)
Other deferred liabilities		         (1)	          1

Total Adjustments			     (1,140)	        516

Net cash provided by
operating activities			        682	      4,079



Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the three-month periods ended August 31, 2002 and 2001
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands



					       2002	      2001


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity
of U. S. Treasury Bills			$    89,968	$    82,356
Purchase of U.S. Treasury Bills		  (  88,033)	   (106,649)
Maturity of U.S. Treasury Notes 	          -	     25,000
Interest received from
U. S. Treasury Notes			          -	        719
Proceeds from sale of
property, plant and equipment		         23	          6
Purchase of property,
 plant and equipment			       (519)	     (1,287)

Net cash provided by investing activities      1,439	        145

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid			     (1,510)	     (1,511)

Net cash used in financing activities	     (1,510)	     (1,511)

Net increase (decrease) in cash		        611	      2,713

Cash at beginning of year		      8,699	      5,450

Cash at end of quarter			$     9,310	$     8,163


The accompanying notes are a part of the consolidated financial statements.



Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2002

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2002, the consolidated results of operations for the three-month periods ended August 31, 2002 and 2001, and the consolidated cash flows for the three-month periods ended August 31, 2002 and 2001.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At August 31, 2002, total inventories consisted of raw materials, $4,571,000 work in process, $5,295,000, and finished goods, $332,000. At May 31, 2002, total inventories consisted of raw materials, $4,280,000, work in process, $5,183,000 and finished goods, $169,000.

The Corporation and its subsidiaries were contingently liable at August 31, 2002 under repurchase agreements with certain financial institutions. Losses, if any, are the difference between the repurchase cost and the resale value of the units. For the three-month period ended August 31, 2001, the Corporation repurchased units in the amount of $833,000 and incurred net losses of $170,000. There were no repurchases in the three-month period ended August 31, 2002.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2002

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands

					2002			2001
SALES

Manufactured Housing			$  81,107		$  90,947

Recreational Vehicles			   35,385		   31,278

Total sales				 $116,492		 $122,225

EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS (LOSS)

Manufactured housing			$   3,317		$   5,167

Recreational vehicles			      127		      561

General corporate expense		   (1,000)		   (1,356)

Total operating earnings		    2,444		    4,372

Interest income				      592		    1,481

Earnings before income taxes		$   3,036		$   5,853


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.



Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of August 31, 2002, and the related consolidated statements of earnings and retained earnings for each of the three-month periods ending August 31, 2002 and 2001 and the consolidated statement of cash flows for the three-month periods ending August 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and a accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2002, and the related consolidated statements of earnings and retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 17, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICEWATERHOUSECOOPERS LLP
Chicago, Illinois
September 18, 2002



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 2002 were $116,492,000, a decrease of $5,733,000 from $122,225,000 in the comparable quarter of the prior year. Manufactured housing sales for the first quarter totaled $81,107,000 compared to $90,947,000 at August 31, 2001. Manufactured housing unit sales decreased from 2,667 to 2,261. First quarter recreational vehicle sales increased from $31,278,000 in fiscal 2002 to $35,385,000 in fiscal 2003. Recreational vehicle unit sales for the quarter increased from 2,326 to 2,530. Manufacturing housing sales continue to be affected by more competitive pricing caused by difficult market conditions, restrictive retail financing, and the softness in the U. S. economy. The increase in recreational vehicle sales is a reflection of an industry-wide improvement in market conditions for towable recreational vehicles which began in early calendar year 2002.

Cost of sales in the first quarter of fiscal 2003 was 87.2 percent of sales compared to 85.9 percent in fiscal 2002. The increase is primarily attributable to a product mix shift toward recreational vehicles. This business segment represented 30 percent of total sales in fiscal 2003 versus 26 percent in fiscal 2002. Manufactured housing gross margins exceed those for recreational vehicles.

Quarterly selling and administrative expenses increased slightly from 10.5 percent of sales in fiscal 2002 to 10.7 percent in fiscal 2003.

First quarter operating earnings as a percentage of sales for manufactured housing were 4.1 percent in fiscal 2003 versus 5.7 percent in the prior year. Recreational vehicle quarterly operating earnings as a percentage of sales were
0.4 percent for fiscal year 2003 and 1.8 percent in fiscal year 2002. First quarter earnings for manufactured housing declined due to the continuation of difficult market conditions noted above. Earnings for recreational vehicles decreased primarily as a result of increased costs associated with new model-year product introductions.

Interest income amounted to $592,000 for the first quarter compared to prior year's $1,481,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At August 31, 2002, cash and short-term investments in U. S. Treasury Bills totaled $146,294,000, a decrease of $732,000 from $147,026,000 at May 31, 2002.
Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $47,894,000 at August 31, 2002, an increase of $2,097,000 from the May 31, 2002 balance of $45,797,000. The increase was due to seasonal increases in accounts receivable ($1,388,000), and inventories ($566,000).



Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year (continued)

Current liabilities increased $653,000 from $36,463,000 at May 31, 2002 to $37,116,000 at August 31, 2002. Various factors contributed to the increase. Accrued marketing programs increased $3,242,000 due to the timing of payments for an ongoing marketing program. Accrued profit sharing decreased $1,762,000 due to the timing of a yearly contribution to the Corporation's profit sharing program. Accrued salaries and wages decreased $1,009,000 as a result of the timing of payroll payments at August 31 versus May 31.

Working capital at August 31, 2002 amounted to $157,072,000 compared to $156,360,000 at May 31, 2002. Capital expenditures totaled $519,000 during the first three months of fiscal 2003 compared to $1,287,000 in the previous year. Capital expenditures during the first three months were made primarily to replace or refurbish machinery and equipment and improve manufacturing efficiencies.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

On September 16, 2002, Deutsche Financial Services (Deutsche), a national provider of floor plan funding for manufactured housing dealer inventories, announced that effective November 1, 2002, it would stop approving requests to fund purchases of additional inventory for industry dealers. For the three-month period ended August 31, 2002, less than seven percent of the Corporation's manufactured housing sales were from manufactured housing dealers who exclusively rely on Deutsche for floor plan financing. The remaining manufactured housing sales were purchased with cash, or obtained through financing from other wholesale lenders or local banks. The Corporation believes Deutsche's decision will not have a material impact on the consolidated financial statements.



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



Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and
Results of Operations


Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.



PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled "Legal Proceedings" of the Form 10-K for the fiscal year ended May 31, 2002 heretofore filed by the registrant with the Commission.

Item 4. Submission of Matters to a Vote of Security Holders

On September 23, 2002, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

1. Election of Directors

Nominee			Votes For	Votes Against		Votes Withheld

Arthur J. Decio		7,071,272	0			394,764
Terrence M. Decio	7,151,231	0			314,805
Thomas G. Deranek	7,069,244	0			396,792
Jerry Hammes		7,446,319	0			 19,717
Ronald F. Kloska	7,222,512	0			243,524
William H. Lawson	7,446,039	0			 19,997
David T. Link		7,442,039	0			 23,997
Andrew J. McKenna	7,427,975	0			 38,061
William H. Murschel	7,059,392	0			406,644
Dale Swikert		7,446,038	0			 19,998

Item 6. Exhibits and Reports on Form 8-K

Exhibit (3) (ii)  Amended By-laws
Exhibit 99.1	 Certification of Chief Executive Officer pursuant to
			18 U.S.C. section 1350.
Exhibit 99.2 	 Certification of Chief Financial Officer pursuant to
			18 U.S.C. section 1350.

A report of Form 8-K was filed on August 6, 2002. The report contained the certification of the Corporation's Form 10-K for the fiscal year ending May 31, 2002. The certification was signed by Thomas G. Deranek, Vice Chairman, Chief Executive Officer and Director, and James R. Weigand, Vice President-Finance Treasurer and Chief Financial Officer.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						SKYLINE CORPORATION

DATE:	    October 15, 2002
						James R. Weigand
						V. P. Finance & Treasurer,
						Chief Financial Officer

DATE:	    October 15, 2002
						Jon S. Pilarski
						Corporate Controller

CERTIFICATIONS

I, Thomas G. Deranek, Chief Executive Officer of Skyline Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Skyline
	Corporation;

2. 	Based on my knowledge, this quarterly report does not contain any
	untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. 	Based on my knowledge, the financial statements, and other financial
	information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. 	The registrant's other certifying officer and I are responsible for
	establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) 	designed such disclosure controls and procedures to ensure that
		material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to
		the filing date of this	quarterly report (the "Evaluation
		Date"); and

	c) 	presented in this quarterly report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. 	The registrant's other certifying officer and I have disclosed, based
	on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of
		internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this
	quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Thomas G. Deranek

Thomas G. Deranek
Chief Executive Officer


I, James R. Weigand, Chief Financial Officer of Skyline Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Skyline
	Corporation;

2. 	Based on my knowledge, this quarterly report does not contain any
	untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. 	Based on my knowledge, the financial statements, and other financial
	information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. 	The registrant's other certifying officer and I are responsible for
	establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a) 	designed such disclosure controls and procedures to ensure
		that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c) 	presented in this quarterly report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based
	on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of
		internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this
	quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ James R. Weigand

James R. Weigand
Chief Financial Officer


EXHIBIT 99.1

CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned hereby certifies that he is the duly appointed and acting Chief Executive Officer of Skyline Corporation, and hereby further certifies as follows:

1. 	The periodic report containing financial statements to which this
	certificate is an exhibit fully complies with the requirements of
	Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

2. 	The information contained in the periodic report to which this
	certificate is an exhibit fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  October 15, 2002					/s/ Thomas G. Deranek

							    Thomas G. Deranek
							Vice Chairman, Chief Executive
							Officer and Director


EXHIBIT 99.2

CERTIFICATION OF PERIODIC FINANCIAL REPORTS
PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned hereby certifies that he is the duly appointed and acting Chief Financial Officer of Skyline Corporation, and hereby further certifies as follows:

1.	The periodic report containing financial statements to which this
	certificate is an exhibit fully complies with the requirements of
	Section 13(a) or 15 (d) of the Securities Exchange Act of 1934.

2. 	The information contained in the periodic report to which this
	certificate is an exhibit fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  October 15, 2002					/s/ James R. Weigand

							    James R. Weigand
							Vice President-Finance and
							Treasurer and Chief Financial Officer