Form 10-Q
period 2002-11-30
SKYLINE CORP
filed 2003-01-13
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended November 30, 2002
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

								Yes  X   No

Securities registered pursuant to Section 12 (b) of the Act:

							Shares Outstanding
	Title of Class					  January 13, 2003
         Common stock						8,391,244


SKYLINE CORPORATION

Form 10-Q Quarterly Report

INDEX
							Page No.
Part I.	Financial Information

Item 1.

Financial Statements:

Consolidated Balance Sheets as				2-3
  of November 30, 2002 and May 31, 2002

Consolidated Statements of Earnings and			4
  Retained Earnings for the three-month and six-month periods ended November 30, 2002 and 2001

Consolidated Statements of Cash Flows			5-6
  for the six-month periods ended
  November 30, 2002 and 2001

Notes to the Consolidated Financial 			7-8
  Statements for the six-month period
  ended November 30, 2002

Report of Independent Accountants			9

Item 2.

Management's Discussion and Analysis			10-12
  of Financial Condition and Results of
  Operations

Item 4.

Controls and Procedures					13

Part II	Other Information

Item 1.

Legal Proceedings					13

Item 6.

Exhibits and Reports on Form 8-K			13

Signatures						14

Certifications						14-18


Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					November 30, 2002	May 31, 2002
					     (Unaudited)

ASSETS

Current Assets

Cash					 $   6,390		 $   8,699

Treasury Bills,
  at cost plus accrued interest		   146,084		   138,327

Accounts receivable, trade,
  less allowance for
  doubtful accounts of $40		    24,021		    28,028

Inventories				    10,115		     9,632

Other current assets			     8,258		     8,137

Total Current Assets			   194,868		   192,823

Property, Plant and Equipment, At Cost

Land					     6,637		     6,637
Buildings and improvements		    64,738		    64,595
Machinery and equipment			    27,214		    27,305

					    98,589		    98,537
Less accumulated depreciation		    58,122		    57,060

Net Property, Plant and Equipment	    40,467		    41,477

Other Assets				     4,476		     4,452

					  $239,811		  $238,752


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


					November 30, 2002	May 31, 2002
					      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade			$     4,400		$     5,859
Accrued salaries and wages		      7,042		      7,405
Accrued profit sharing			      1,308		      2,412
Accrued marketing programs		     11,333		      6,375
Accrued warranty and related expenses	     10,394		     10,100
Other accrued liabilities		      1,972		      3,156
Income taxes				        282		      1,156

Total Current Liabilities		     36,731		     36,463

Other Deferred Liabilities		      4,095		      4,056

Commitments and Contingencies		          -		          -

Shareholders' Equity

Common stock, $.0277 par value,
 15,000,000 shares authorized;
 Issued 11,217,144 shares		        312		        312
Additional paid-in capital		      4,928		      4,928
Retained earnings			    259,489		    258,737
Treasury stock, at cost,
 2,825,900 shares at November 30, 2002
 and at May 31, 2002			    (65,744)		    (65,744)

Total Shareholders' Equity		    198,985		    198,233

					   $239,811		   $238,752

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings

For the three-month and six-month periods ended November 30, 2002 and 2001 (Unaudited)

Dollars in thousands except per share data

				 Three-Months Ended	Six-Months Ended
				    November 30,	   November 30,
				2002	  2001		2002	  2001


Sales			     $112,467	$118,054     $228,959   $240,279

Cost of sales		       97,556    100,451      199,107 	 205,497

Gross profit		       14,911     17,603       29,852     34,782

Selling and administrative
 expenses		       12,220     12,600       24,717	  25,407

Operating earnings	        2,691      5,003        5,135      9,375

Interest income		          548      1,189        1,140      2,670

Earnings before income taxes    3,239      6,192        6,275     12,045

Provision for income taxes:
  Federal		        1,092      2,070        2,119      4,038
  State			          196        374          383        696

			        1,288      2,444        2,502      4,734

Net earnings 		   $    1,951 $    3,748    $   3,773 $    7,311

Basic earnings per share   $      .23 $      .45    $     .45 $      .87

Cash dividends per share   $      .18 $      .18    $     .36 $      .36

Weighted average common
 shares outstanding	    8,391,244  8,391,244    8,391,244  8,391,244

Retained earnings,
 beginning of period 	     $259,049   $254,577     $258,737   $252,525

Add net earnings	        1,951      3,748        3,773      7,311

Less cash dividends paid        1,511      1,510        3,021      3,021

Retained earnings,
 end of period 		     $259,489   $256,815     $259,489   $256,815

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2002 and 2001
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

						       2002	       2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings					  $   3,773	  $   7,311

Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:

Interest income earned on
 U.S. Treasury Bills and Notes			      (1,140)         (2,670)

Depreciation					       1,840	       1,832

Amortization of premium on U.S. Treasury Notes	           -	           6

Working Capital Items:
 Accounts receivable				       4,007	       5,198
 Inventories					        (483)	         (81)
 Other current assets				        (121)	        (113)
 Accounts payable, trade			      (1,459)	      (2,546)
 Accrued liabilities				       2,601	       4,077
 Income taxes payable				        (874)	      (1,430)

Other assets					         (24)	        (124)

Other deferred liabilities			          39		 118

Total Adjustments				       4,386	       4,267

Net cash provided by operating activities	       8,159	      11,578


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the six-months periods ended November 30, 2002 and 2001
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

						        2002	         2001

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity
 of U. S. Treasury Bills			   $ 181,940	   $  196,822

Purchase of U.S. Treasury Bills			    (188,557)	     (225,026)

Maturity of U.S. Treasury Notes 		           -	       25,000

Interest received from U. S. Treasury Notes	           -	          719

Proceeds from sale of property,
 plant and equipment				           36	           21

Purchase of property, plant and equipment	         (866)	       (2,104)

Net cash used in investing activities		       (7,447)	       (4,568)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid				       (3,021)	       (3,021)

Net cash used in financing activities		       (3,021)	       (3,021)

Net (decrease) increase in cash 		       (2,309)	        3,989

Cash at beginning of year			        8,699	        5,450

Cash at end of quarter				  $     6,390	 $      9,439

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 2002

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2002, the consolidated results of operations for three-month and six-month periods ended November 30, 2002 and 2001, and the consolidated cash flows for the six-month periods ended November 30, 2002 and 2001.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. At November 30, 2002, total inventories consisted of raw materials, $4,495,000 work in process, $5,091,000, and finished goods, $529,000. At May 31, 2002, total inventories consisted of raw materials, $4,280,000, work in process, $5,183,000 and finished goods, $169,000.

The Corporation and its subsidiaries were contingently liable at November 30, 2002 under repurchase agreements with certain financial institutions. Losses, if any, are the difference between the repurchase cost and the resale value of the units. For the three-month and six-month periods ended November 30, 2002, the Corporation repurchased units in the amount of $313,000, and incurred a net loss of $50,000. For the same periods in fiscal 2002, the Corporation's repurchases amounted to $53,000 and $886,000, and the net losses were $2,000 and $173,000.

On November 25, 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The Corporation is currently evaluating the impact of Interpretation No. 45 on its consolidated financial statements, but believes the impact will be immaterial. Adoption of Interpretation No. 45 will occur in the third quarter of fiscal 2003.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 2002

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands
				Three-Months Ended	Six-Months Ended
				    November 30, 	November 30,
		             2002	    2001	  2002        2001
SALES

Manufactured Housing	 $  78,599	$  96,160   	$159,706    $187,107

Recreational Vehicles	    33,868         21,894         69,253      53,172

Total sales		  $112,467       $118,054       $228,959    $240,279


EARNINGS BEFORE INCOME TAXES

OPERATING EARNINGS (LOSS)

Manufactured housing	$    3,607     $    6,902     $    6,924 $    12,069

Recreational vehicles          114           (679)           241        (118)

General corporate expense   (1,030)	   (1,220)	  (2,030)     (2,576)

Total operating earnings     2,691	    5,003	   5,135       9,375

Interest income		       548	    1,189	   1,140       2,670

Earnings before
 income taxes		$    3,239     $    6,192     $    6,275   $  12,045


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.


Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of November 30, 2002, and the related consolidated statements of earnings and retained earnings for each of the three-month and six-month periods ended November 30, 2002 and 2001 and the consolidated statements of cash flows for the six-month period ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2002, and the related consolidated statements of earnings and retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 17, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of November 30, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Chicago, Illinois
December 18, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended November 30, 2002 were $112,467,000, a decrease of $5,587,000 from $118,054,000 in the comparable quarter of the prior year. Fiscal 2003 sales through November 30 were $228,959,000, a decrease of $11,320,000 from prior year's sales of $240,279,000. Manufactured housing sales for the second quarter totaled $78,599,000 compared to $96,160,000 at November 30, 2001. Manufactured housing unit sales decreased from 2,792 to 2,133. This segment's fiscal year sales were $159,706,000 versus $187,107,000, while unit sales declined from 5,459 to 4,394. Second quarter recreational vehicle sales increased from $21,894,000 in fiscal 2002 to $33,868,000 in fiscal 2003. Recreational vehicle unit sales for the quarter increased from 1,555 to 2,319. Fiscal year sales through November 30 were $69,253,000 versus $53,172,000. Unit sales increased from 3,881 to 4,849. Manufacturing housing sales continue to be affected by more competitive pricing caused by difficult market conditions, restrictive retail financing, and the softness in the U. S. economy. The increase in recreational vehicle sales is a reflection of an industry-wide improvement in market conditions for towable recreational vehicles. This trend began in early calendar year 2002.

Cost of sales in the second quarter of fiscal 2003 was 86.7 percent of sales compared to 85.1 percent in fiscal 2002. Cost of sales for the first six months of fiscal 2003 was 87.0 percent versus 85.5 percent in the prior year. The increase is primarily attributable to a product mix shift toward recreational vehicles. This business segment represented 30 percent of total sales in fiscal 2003 versus 22 percent in fiscal 2002. Manufactured housing gross margins exceed those for recreational vehicles.

Quarterly selling and administrative expenses as a percentage of sales increased slightly from 10.7 percent in fiscal 2002 to 10.9 percent in fiscal 2003, although the level of expenditures decreased $380,000 from the prior year. Selling and administrative expenses as a percentage of sales for fiscal 2003 totaled 10.8 percent versus fiscal 2002's 10.6 percent, while expenditures decreased $690,000.

Second quarter operating earnings as a percentage of sales for manufactured housing were 4.6 percent in fiscal 2003 versus 7.2 percent in the prior year. Year to date operating earnings were 4.3 percent in fiscal 2003 versus prior year's 6.4 percent. Recreational vehicle quarterly operating earnings as a percentage of sales were 0.3 percent for fiscal year 2003, and an operating loss of 3.1 percent in fiscal year 2002. Recreational vehicle fiscal year operating earnings through November 30, 2002 increased from a prior year loss of .2 percent to earnings of .3 percent. Second quarter earnings for manufactured housing declined due to the continuation of difficult market conditions noted above. Earnings for recreational vehicles rose primarily as a result of increased demand for towable travel trailers.


Skyline Corporation and Subsidiary Companies

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year (continued)


Interest income amounted to $548,000 for the second quarter compared to prior year's $1,189,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At November 30, 2002, cash and short-term investments in U. S. Treasury Bills totaled $152,474,000, an increase of $5,448,000 from $147,026,000 at May 31,
2002. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $42,394,000 at November 30, 2002, a decrease of $3,403,000 from the May 31, 2002 balance of $45,797,000. The decrease was due to a seasonal decline in accounts receivable ($4,007,000).

Current liabilities increased $268,000 from $36,463,000 at May 31, 2002 to $36,731,000 at November 30, 2002. Various factors contributed to the increase. Accrued marketing programs increased $4,958,000 due to the timing of payments for an ongoing marketing program. Accrued profit sharing decreased $1,104,000 due to the timing of a yearly contribution to the Corporation's profit sharing program. Trade accounts payable decreased $1,459,000 due to the seasonality of the Corporation's business. Other accrued liabilities decreased $1,184,000 as a result of the timing of payroll and property tax payments at November 30 versus May 31.

Working capital at November 30, 2002 amounted to $158,137,000 compared to $156,360,000 at May 31, 2002. Capital expenditures totaled $866,000 during the first six months of fiscal 2003 compared to $2,104,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery and equipment and improve manufacturing efficiencies.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation's financing needs have been met through funds generated internally.

On September 16, 2002, Deutsche Financial Services (Deutsche), a national provider of floor plan funding for manufactured housing dealer inventories, announced that effective November 1, 2002, it would stop approving requests to fund purchases of additional inventory for industry dealers. For the six-month period ended November 30, 2002, less than 2.8% percent of the Corporation's manufactured housing sales were from manufactured housing dealers who exclusively rely on Deutsche for floor plan financing. The remaining manufactured housing sales were purchased with cash, or obtained through financing from other wholesale lenders or local banks. The Corporation believes Deutsche's decision will not have a material impact on the consolidated financial statements.


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
		 section 1350.

No reports on Form 8-K were filed during the second quarter of fiscal 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						SKYLINE CORPORATION

DATE:	    January 13, 2003
						James R. Weigand
						V. P. Finance & Treasurer,
						Chief Financial Officer

DATE:	    January 13, 2003
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

Date: January 13, 2003

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

Date: January 13, 2003

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

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  January 13, 2003				/s/ Thomas G. Deranek

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

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  January 13, 2003				/s/ James R. Weigand

	                                        James R. Weigand
						Vice President-Finance and
						Treasurer and Chief
						Financial Officer