Form 10-Q
period 2003-02-28
SKYLINE CORP
filed 2003-04-14
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended February 28, 2003
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

						Yes  X   No

Securities registered pursuant to Section 12 (b) of the Act:

					Shares Outstanding
Title of Class				April 14, 2003
Common stock	  			8,391,244


SKYLINE CORPORATION

Form 10-Q Quarterly Report

		INDEX
								Page No.
Part I.	Financial Information


Item 1.

Financial Statements:

Consolidated Balance Sheets as					2-3
  of February 28, 2003 and May 31, 2002

Consolidated Statements of Earnings and				4
  Retained Earnings for the three-month and nine-month periods ended February 28, 2003 and 2002

Consolidated Statements of Cash Flows				5-6
  for the nine-month periods ended
  February 28, 2003 and 2002

Notes to the Consolidated Financial 				7-10
  Statements for the nine-month period
  ended February 28, 2003

Report of Independent Accountants				11

Item 2.

Management's Discussion and Analysis				12-14
  of Financial Condition and Results of
  Operations

Item 4.

Controls and Procedures						15

Part II	Other Information

Item 1.

Legal Proceedings						15

Item 6.

Exhibits and Reports on Form 8-K				15

Signatures							16

Certifications							16-20


Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

					February 28, 2003	May 31, 2002
					     (Unaudited)

ASSETS

Current Assets

Cash					 $   8,830		 $   8,699

Treasury Bills,
  at cost plus accrued interest		   143,674		   138,327

Accounts receivable,
  trade, less allowance for
  doubtful accounts of $150 at
  February 28, 2003 and
  $40 at May 31, 2002			    23,237		    28,028

Inventories				     9,514		     9,632

Other current assets			     8,635		     8,137

Total Current Assets			   193,890		   192,823

Property, Plant and
  Equipment, At Cost

Land					     6,637		     6,637
Buildings and improvements		    64,788		    64,595
Machinery and equipment			    26,927		    27,305

					    98,352		    98,537
Less accumulated depreciation		    58,469		    57,060

Net Property, Plant and Equipment	    39,883		    41,477

Other Assets				     4,653		     4,452

					  $238,426		  $238,752


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data


					February 28, 2003	May 31, 2002
		      			(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable, trade			$     4,736		$     5,859
Accrued salaries and wages		      5,752		      7,405
Accrued profit sharing			      1,956		      2,412
Accrued marketing programs		     11,067		      6,375
Accrued warranty and related expenses	     10,508		     10,100
Other accrued liabilities		      3,633		      3,156
Income taxes				          -		      1,156

Total Current Liabilities		     37,652		     36,463

Other Deferred Liabilities		      4,126		      4,056

Commitments and Contingencies		          -		          -

Shareholders' Equity

Common stock, $.0277 par value,
  15,000,000 shares authorized;
  Issued 11,217,144 shares		        312		        312
Additional paid-in capital		      4,928		      4,928
Retained earnings			    257,152		    258,737
Treasury stock, at cost,
  2,825,900 shares at
  February 28, 2003 and May 31, 2002	    (65,744)		    (65,744)

Total Shareholders' Equity		    196,648		    198,233

					   $238,426		   $238,752

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 2003 and 2002 (Unaudited)
Dollars in thousands except per share data

				   Three-Months Ended	  Nine-Months Ended
 				      February 28,	     February 28,
	   			     2003        2002	    2003        2002

Sales				$  87,709   $  96,080	$316,668    $336,359

Cost of sales			   78,831      84,107    277,938     289,604

Gross profit			    8,878      11,973     38,730      46,755

Selling and administrative
  expenses			   10,690      11,343	  35,407      36,750

Operating (loss) earnings	   (1,812)	  630      3,323      10,005

Interest income			      465         831      1,605       3,501

(Loss) earnings before
  income taxes			   (1,347)      1,461      4,928      13,506

(Benefit) provision
  for income taxes:
  Federal			     (419)        519      1,700       4,557
  State				     (101)         73        282         769
				     (520)        592      1,982       5,326
Net (loss) earnings 		$    (827) $      869  $   2,946  $    8,180

Basic (loss) earnings per share $    (.10) $      .10  $     .35  $      .97

Cash dividends per share	$     .18  $      .18  $     .54  $      .54

Weighted average common
shares outstanding		8,391,244   8,391,244  8,391,244   8,391,244

Retained earnings,
  beginning of period 		 $259,489    $256,815   $258,737    $252,525

Add net (loss) earnings		     (827)        869      2,946       8,180

Less cash dividends paid	    1,510       1,511      4,531       4,532

Retained earnings,
  end of period 		 $257,152    $256,173   $257,152    $256,173

The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

						      2003   	      2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings					  $   2,946	  $   8,180

Adjustments to reconcile
  net earnings to net cash
  provided by operating activities:

  Interest income earned on
  U.S. Treasury Bills and Notes			      (1,605)        (3,501)
  Depreciation					       2,811          2,855
  Amortization of premium
  on U.S. Treasury Notes			           -              6

  Working Capital Items:

    Accounts receivable				       4,791	      5,135
    Inventories					         118	       (493)
    Other current assets			        (498)	         76
    Accounts payable, trade			      (1,123)        (1,715)
    Accrued liabilities				       3,468          6,213
    Income taxes payable			      (1,156)        (1,837)

Other assets					        (201)          (175)
Other deferred liabilities			          70            144

Total Adjustments				       6,675	      6,708

Net cash provided by operating activities	       9,621	     14,888


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the nine-months periods ended February 28, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands



         						2003	       2002

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity
  of U. S. Treasury Bills			    $ 274,922	   $ 310,800

Purchase of U.S. Treasury Bills			     (278,664)	    (343,367)

Maturity of U.S. Treasury Notes 		            -	      25,000

Interest received from U. S. Treasury Notes		    -            719

Proceeds from sale of property,
  plant and equipment				           76	          20

Purchase of property, plant and equipment	       (1,293)        (2,890)

Net cash used in investing activities		       (4,959)	      (9,718)


CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid				       (4,531)	      (4,532)

Net cash used in financing activities		       (4,531)        (4,532)

Net increase in cash 				          131	         638

Cash at beginning of year			        8,699	       5,450

Cash at end of quarter				   $    8,830	  $    6,088


The accompanying notes are a part of the consolidated financial statements.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the nine-month period ended February 28, 2003

NOTE 1  Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2003, the consolidated results of operations for three-month and nine-month periods ended February 28, 2003 and 2002, and the consolidated cash flows for the nine-month periods ended February 28, 2003 and 2002.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

					February 28, 2003          May 31, 2002

Raw Materials				   $    4,314		   $   4,280

Work In Process				        5,134		       5,183

Finished Goods				           66		         169

					   $    9,514 		   $   9,632


On November 25, 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the evaluation of guarantees and the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The Corporation currently has obligations regarding its guarantees for warranty and repurchase agreements. Interpretation No. 45 was adopted in the third quarter of fiscal 2003 with no material impact.

The Corporation provides the retail purchaser of its manufactured homes with a one-year warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the nine-month period ended February 28, 2003

NOTE 1  Nature of Operations and Accounting Policies

The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management's judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary. A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

					   Nine-Months Ended        Year Ended
					 February 28, 2003         May 31, 2002

Balance at the beginning
  of the period				    $ 10,100		    $ 10,084

Accruals for warranties 		       8,678		      12,853

Settlements made during the period 	      (8,270)		     (12,837)

Balance at the end of the period 	    $ 10,508 		    $ 10,100

The Corporation was contingently liable at February 28, 2003 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation's independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $104 million at February 28, 2003 and $120 million at May 31, 2002. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

				    Three-Months Ended	     Nine-Months Ended
					February 28,		February 28,
				      2003     2002	       2003     2002

Obligations from units repurchased  $ 316    $  35	     $ 630    $ 922

Net losses on repurchased units         1        6	        51      179


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the nine-month period ended February 28, 2003

NOTE 1  Nature of Operations and Accounting Policies

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination and Other Costs to Exit an Activity." SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Corporation does not expect the adoption of SFAS 146 to have a material impact on the consolidated financial statements.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation's results of operations or financial position.


Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the nine-month period ended February 28, 2003

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands
				Three-Months Ended	   Nine-Months Ended
				    February 28,	    February 28,
			    2003	   2002		  2003           2002
SALES

Manufactured Housing	$  62,355	$  74,317	$222,061       $261,424

Recreational Vehicles      25,354          21,763         94,607	 74,935

Total sales		$  87,709	$  96,080	$316,668       $336,359


(LOSS) EARNINGS BEFORE INCOME TAXES
OPERATING (LOSS) EARNINGS

Manufactured housing	$    (146)	$   2,359	$  6,778     $   14,428

Recreational vehicles      (1,269)           (833)        (1,028)         (951)

General corporate
  expense	             (397)           (896)        (2,427)       (3,472)

Total operating
  (loss) earnings	   (1,812)	      630	   3,323         10,005

Interest income		       465	      831	   1,605	  3,501

(Loss) earnings before
  income taxes	        $   (1,347)	$    1,461	$   4,928     $  13,506


Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.


Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of February 28, 2003, and the related consolidated statements of earnings and retained earnings for each of the three-month and nine-month periods ended February 28, 2003 and 2002 and the consolidated statements of cash flows for the nine-month period ended
February 28, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2002, and the related consolidated statements of earnings and retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 17, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of February 28, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Chicago, Illinois
March 20, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended February 28, 2003 were $ 87,709,000, a decrease of $8,371,000 from $96,080,000 in the comparable quarter of the prior year.
Fiscal 2003 sales through February 28 were $316,668,000, a decrease of $19,691,000 from prior year's sales of $336,359,000. Manufactured housing sales for the third quarter totaled $62,355,000 compared to $74,317,000 at February 28, 2002. Manufactured housing unit sales decreased from 2,178 to 1,684. This segment's fiscal year sales were $222,061,000 versus $261,424,000, while unit sales declined from 7,637 to 6,078. Third quarter recreational vehicle sales increased from $21,763,000 in fiscal 2002 to $25,354,000 in fiscal 2003. Recreational vehicle unit sales for the quarter increased from 1,525 to 1,730. Fiscal year sales through February 28 were $94,607,000 versus $74,935,000. Unit sales increased from 5,406 to 6,579. Manufacturing housing sales continue to be affected by difficult market conditions, restrictive retail financing, and the U. S. economy. The increase in recreational vehicle sales is a reflection of an industry-wide improvement in market conditions for towable recreational vehicles. This trend began in early calendar year 2002.

Cost of sales in the third quarter of fiscal 2003 was 89.9 percent of sales compared to 87.5 percent in fiscal 2002. Cost of sales for the first nine months of fiscal 2003 was 87.7 percent versus 86.1 percent in the prior year. The increase is primarily attributable to a product mix shift toward recreational vehicles. This business segment represented 30 percent of total sales in fiscal 2003 versus 22 percent in fiscal 2002. Manufactured housing gross margins exceed those for recreational vehicles.

Quarterly selling and administrative expenses as a percentage of sales increased from 11.8 percent in fiscal 2002 to 12.2 percent in fiscal 2003, although the level of expenditures decreased $653,000 from the prior year. Selling and administrative expenses as a percentage of sales for fiscal 2003 totaled 11.2 percent versus fiscal 2002's 10.9 percent, while expenditures decreased $1,343,000.

As a percentage of sales, third quarter operating loss for manufactured housing was 0.2 percent in fiscal 2003 versus operating earnings of 3.2 percent in the prior year. Year to date operating earnings for manufactured housing were 3.1 percent in fiscal 2003 versus prior year's 5.5 percent. Earnings for manufactured housing declined due to the continuation of difficult market conditions noted above. Recreational vehicle quarterly losses were 5.0 percent for fiscal year 2003 and 3.8 percent in fiscal year 2002. The quarterly loss for recreational vehicles increased because of pricing pressures on gross margins. Recreational vehicle operating losses for the nine months ended February 28 were 1.1 percent for fiscal years 2003 and 1.3 percent for fiscal year 2002.


Skyline Corporation and Subsidiary Companies
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year (continued)

Interest income amounted to $465,000 for the third quarter compared to prior year's $831,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At February 28, 2003, cash and short-term investments in U. S. Treasury Bills totaled $152,504,000, an increase of $5,478,000 from $147,026,000 at May 31,
2002. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $41,386,000 at February 28, 2003, a decrease of $4,411,000 from the May 31, 2002 balance of $45,797,000. The decrease was due to a seasonal decline in accounts receivable ($4,791,000).

Current liabilities increased $1,189,000 from $36,463,000 at May 31, 2002 to $37,652,000 at February 28, 2003. Various factors contributed to the increase. Accrued marketing programs increased $4,692,000 due to the timing of payments for an ongoing marketing program. Trade accounts payable decreased $1,123,000 due to the seasonality of the Corporation's business. Accrued salaries and wages decreased $1,653,000 due to the timing of paying employees at February 28, 2003 versus May 31, 2002. Income taxes decreased $1,156,000 due to the timing of federal income tax payments during the year.

Working capital at February 28, 2003 amounted to $156,238,000 compared to $156,360,000 at May 31, 2002. Capital expenditures totaled $ 1,293,000 during the first nine months of fiscal 2003 compared to $2,890,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery and equipment and improve manufacturing efficiencies.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

* Cyclical nature of the manufactured housing and recreational vehicle industries
* Availability of wholesale and retail financing
* Interest rate levels
* Impact of inflation
* Competitive pressures on pricing and promotional costs
* Consumer confidence
* Market demographics
* Management's ability to attract and retain executive officers and key personnel
* Market disruption resulting from the terrorist attacks on September 11, 2001, increased global tensions and armed conflict in Iraq.


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
	section 1350.

No reports on Form 8-K were filed during the third quarter of fiscal 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					SKYLINE CORPORATION


DATE:	    April 14, 2003
					James R. Weigand
					V. P. Finance & Treasurer,
					Chief Financial Officer


DATE:	    April 14, 2003
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

Date:  April 14, 2003

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

Date:  April 14, 2003

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

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  April 14, 2003			/s/ Thomas G. Deranek

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

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

Date:  April 14, 2003			/s/ James R. Weigand

					    James R. Weigand
					Vice President-Finance and
					Treasurer and Chief Financial Officer