Form 10-K
period 2003-05-31
SKYLINE CORP
filed 2003-07-30
CIK 90896

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003
Commission File No. 1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State of Incorporation)	(IRS Employer Identification No.)

P. O. Box 743,  2520 By-Pass Road   Elkhart, IN 46515

     (Address of principal executive offices)               (Zip Code)

294-6521 (Registrant’s telephone number)	(574) (Area Code)

Securities registered pursuant to section 12 (b) of the Act:

Title of Class	Shares Outstanding July 9, 2003	Name of each Exchange on which Registered

Common Stock	8,391,244	New York Stock Exchange

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

YES  [X]      NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [X]    No  [   ]

The aggregate market value of the voting stock held by non-affiliates of registrant ( 6,818,780 shares) based on the closing price on the New York Stock Exchange on July 9, 2003 was $224,133,299.

DOCUMENTS INCORPORATED BY REFERENCE:

Title	Form 10-K

Proxy Statement dated	Part III, Items 10 – 12
for Annual Meeting of Shareholders to
be held September 22, 2003

(This page left intentionally blank)

FORM 10-K
CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2003 Annual Meeting of Shareholders to be held on September 22, 2003 (“2003 Proxy Statement”). The following cross-reference index shows the page locations in the 2003 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2003 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

FORM 10-K
CROSS-REFERENCE INDEX
(Continued)

			2003
		Form	Proxy
		10-K	Statement

	PART II
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
	PART III
Item 10.	Directors and Executive Officers of the Registrant	33	3 – 4
Item 11.	Executive Compensation		9
Item 12.	Security Ownership of Certain Beneficial Owners and Management		3 – 8
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Controls and Procedures	34
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	(a) 1. Financial Statements	34
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	2. Index to Exhibits	34
	(b) Reports on Form 8-K	35
SIGNATURES AND CERTIFICATIONS		36

PART I

Item 1.   Business

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) design, produce and distribute manufactured housing (mobile homes and multi-sectional homes) and recreational vehicles (travel trailers, including park models and fifth wheels).

The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 7,922 manufactured homes in fiscal year 2003.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 36’ to 80’ and in single wide widths from 12’ to 18’, double wide widths from 20’ to 32’, and triple wide widths from 36’ to 42’.

The Corporation’s recreational vehicles are sold under the “Nomad,” “Layton,” and “Aljo” trademarks for travel trailers and fifth wheels.

In fiscal year 2003, manufactured homes represented 70% of total sales, while recreational vehicles accounted for the remaining 30%. In the prior year, the sales dollars were 75% manufactured homes and 25% recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Markets

The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be young married couples and senior citizens, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

The recreational vehicle market is made up of primarily vacationing families, retired couples traveling around the country and sportsmen pursuing four-season hobbies.

Item 1.     Business

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 460 dealers at 840 locations throughout the United States and recreational vehicles are distributed by approximately 270 dealers at 290 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation provides the retail purchaser of its manufactured homes with a full one-year warranty against defects in materials and workmanship. Recreational vehicles are covered by a two-year warranty. The warranties are backed by a corporate service department and an extensive field service system.

The Corporation’s products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation’s products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements which provide that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There have been no material losses related to repurchases in past years. Additional information regarding these repurchase agreements is included in Note 2, Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

Item 1.     Business

Seasonal Fluctuations

While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Inventory

The Corporation does not build significant inventories of either finished goods or raw materials. In addition, there are no significant inventories sold on consignment.

Dependence Upon Individual Customers

The Corporation does not rely upon any single dealer for a significant percentage of its business in any industry segment.

Backlog

The Corporation does not consider the existence and extent of backlog to be significant in its business. The Corporation’s production is based on a relatively short manufacturing cycle and dealer’s orders, which continuously fluctuate. As such, the existence of backlog is not significant at any given date and does not typically provide a reliable indication of the status of the Corporation’s business.

Government Contracts

The Corporation has had no significant government contracts during the past three years.

Competitive Conditions

The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Corporation’s competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers.

Item 1.   Business

Competitive Conditions, continued

The Manufactured Housing Institute reported that the industry produced approximately 168,500 homes in calendar year 2002. In the same period, the Corporation produced 8,711 units for a 5.2% market share. In calendar year 2001, approximately 193,200 homes were manufactured by the industry. In that period, the Corporation produced 10,148 homes for a 5.3% market share.

The recreational vehicle industry produced 378,700 units in calendar year 2002 compared to 321,000 units in calendar year 2001. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Produced		Units Produced
	Calendar Year 2002		Calendar Year 2001

	Industry	Skyline	Industry	Skyline

Travel Trailers	119,700	6,886	102,200	6,126
Fifth Wheels	63,500	1,884	54,700	1,550
Park Models	7,700	391	7,400	365

Both the manufactured housing and recreational vehicle segments of the Corporation’s business are dependent upon the availability of financing to dealers and retail financing. Consequently, increases in interest rates and/or tightening of credit through governmental action or otherwise have adversely affected the Corporation’s business in the past and may do so in the future.

The Corporation considers it impossible to predict the future occurrence, duration or severity of cost or availability problems in financing either manufactured homes or recreational vehicles. To the extent that they occur, such public concerns will affect sales of the Corporation’s products.

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

The Corporation’s travel trailers continue to be subject to safety standards and recall and other regulations promulgated by the U.S. Department of Transportation under the National Traffic and Motor Vehicle Safety Act of 1966 and the Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, as well as state laws and regulations.

The Corporation’s operations are subject to the Federal Occupational Safety and Health Act, and are routinely inspected thereunder.

The transportation and placement (in the case of manufactured homes) of the Corporation’s products are subject to state highway use regulations and local ordinances which control the size of units that may be transported, the roads to be used, speed limits, hours of travel, and allowable locations for manufactured homes and parks.

The corporation is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.

Item 1.     Business

Other Regulations, continued

Manufactured homes and recreational vehicles may be subject to the Magnuson-Moss Warranty – Federal Trade Commission Improvement Act, which regulates warranties on consumer products. The Corporation believes that its existing warranties meet all requirements of the Act.

HUD has promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation.

Number of Employees

The Corporation employs approximately 2,500 people at the present time.

Available Information

The Corporation makes available, free of charge, through the Investors section of its internet website its annual reports on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed or furnished to the Securities Exchange Commission. The Corporation’s internet address is http://www.skylinecorp.com.

Item 2.     Properties

The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation’s 23 manufacturing plants, all of which are owned, are as follows:

Location	Products

California, San Jacinto
California, Hemet
California, Hemet
California, Woodland
Florida, Ocala
Florida, Ocala
Florida, Ocala
Indiana, Bristol
Indiana, Elkhart
Indiana, Goshen
Kansas, Arkansas City
Kansas, Halstead
Louisiana, Bossier City
North Carolina, Mocksville
Ohio, Sugarcreek
Oregon, McMinnville
Oregon, McMinnville
Pennsylvania, Ephrata
Pennsylvania, Leola
Pennsylvania, Leola
Texas, Mansfield
Vermont, Fair Haven
Wisconsin, Lancaster	Manufactured Housing
Recreational Vehicles
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Recreational Vehicles
Manufactured Housing
Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet.

The Corporation also has one property that is not currently in use and is available for sale. The net book value of this property is not significant to the assets of the Corporation.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2003.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2003 and 2002. At May 31, 2003, there were approximately 1,200 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2003 and 2002.

	2003		2002

Quarter	High	Low	High	Low
First	$34.40	$27.20	$28.50	$23.84
Second	$31.10	$26.30	$30.40	$22.80
Third	$30.10	$24.60	$32.25	$27.45
Fourth	$30.33	$24.60	$37.76	$29.30

Item 6.     Selected Financial Data

Dollars in thousands except per share data

	2003	2002	2001	2000	1999

FOR THE YEAR
Sales	$419,817	$450,722	$463,824	$579,551	$653,169
Net earnings	$6,193	$12,254	$11,170	$15,028	$25,561
Cash dividends paid	$6,041	$6,042	$6,124	$6,410	$6,043
Capital expenditures	$1,523	$3,330	$2,499	$4,115	$7,113
Depreciation	$3,785	$3,884	$3,919	$4,022	$3,838
Weighted average common shares outstanding	8,391,244	8,391,244	8,468,321	8,858,628	9,136,116
AT YEAR END
Working capital	$158,795	$156,360	$149,591	$123,401	$147,398
Current ratio	5.4:1	5.3:1	4.8:1	4.2:1	4.2:1
U.S. Treasury Notes	$—	$—	$25,006	$25,072	$—
Property, plant and equipment, net	$39,131	$41,477	$42,044	$44,188	$44,102
Total assets	$239,141	$238,752	$235,678	$235,666	$240,982
Shareholders’ equity	$198,385	$198,233	$192,021	$192,949	$191,692
Treasury stock	$65,744	$65,744	$65,744	$59,770	$52,409
PER SHARE
Basic earnings	$.74	$1.46	$1.32	$1.70	$2.80
Cash dividends paid	$.72	$.72	$.72	$.72	$.66
Shareholders’ equity	$23.64	$23.62	$22.88	$22.22	$21.30

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Fiscal 2003 Compared to Fiscal 2002

Sales in 2003 were $419,817,000, a decrease of $30,905,000 from $450,722,000 in 2002. Manufactured housing sales totaled $293,448,000 for 2003 compared to $339,260,000 in 2002. Manufactured housing unit sales decreased to 7,922 from 9,849. Recreational vehicle sales increased from $111,462,000 in 2002 to $126,369,000 in 2003. Recreational vehicle unit sales increased from 8,028 in 2002 to 8,720 in 2003. Manufactured housing sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. The increase in recreational vehicle sales is a reflection of an industry-wide improvement in market conditions for towable recreational vehicles. This trend began in early calendar year 2002. There was, however, a softening of demand in the Corporation’s fourth fiscal quarter. Fourth quarter sales for the recreational vehicle segment totaled $31,762,000 versus $36,527,000 from the prior year.

Cost of sales in 2003 was 87.3% compared to 85.9% in 2002. Manufactured housing cost of sales in 2003 decreased to 81.0% from 84.9% in 2002. The decrease is primarily attributable to the Corporation’s effort to control manufacturing costs. Recreational vehicle cost of sales increased to 89.8% of sales from 89.0% in 2002 due to increased raw material cost and a shift in model mix within this segment.

Selling and administrative expenses as a percentage of sales increased slightly to 10.7% in 2003 from 10.5% in 2002, while expenditures decreased $2,702,000.

As a percentage of sales, operating earnings for manufactured housing were 3.8% in 2003 versus prior year’s 5.6%. Earnings for manufactured housing declined due to the continuation of difficult market conditions noted above. Recreational vehicle operating earnings as a percentage of sales were 0.3% for 2003 and 0.8% for 2002. The decrease is due to increased cost of sales as noted above.

Interest income amounted to $1,995,000 in 2003 compared to $4,102,000 in 2002. Interest income is directly related to the prevailing yields of U.S. Government securities and the amount available for investment.

Results of Operations - Fiscal 2002 Compared to Fiscal 2001

Sales in 2002 were $450,722,000, a decrease of $13,102,000 from $463,824,000 in 2001. Manufactured housing sales totaled $339,260,000 for 2002 compared to $353,610,000 in 2001. Manufactured housing unit sales decreased to 9,849 from 10,664.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Cost of sales in 2002 was 85.9% compared to 87.0% in 2001. Manufactured housing cost of sales in 2002 decreased to 84.9% from 86.5% in 2001. The decrease is primarily attributable to the Corporation’s effort to control manufacturing costs. Recreational vehicle cost of sales increased to 89.0% of sales from 88.7% in 2001.

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

Liquidity and Capital Resources

At May 31, 2003, cash and short-term investments in U.S. Treasury Bills totaled $154,457,000, an increase of $7,431,000 from $147,026,000 at May 31, 2002. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $40,514,000 at the end of 2003, a decrease of $5,283,000 from 2002’s total of $45,797,000. The decrease was primarily due to a decline in accounts receivable ($5,736,000) which is attributable to decreased fourth quarter sales. Current liabilities decreased $287,000 from $36,463,000 at May 31, 2002 to $36,176,000 at May 31, 2003.

Capital expenditures totaled $1,523,000 in 2003 compared to $3,330,000 in the prior year. Capital expenditures during 2002 included $820,000 to implement a new manufacturing process at one recreational vehicle facility. Other capital expenditures in both years were made primarily to replace or refurbish machinery and equipment and improve manufacturing efficiencies.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

The cash provided by operating activities in fiscal 2004, along with current cash and short-term investments, is expected to be adequate to fund any capital expenditures, working capital requirements and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist attack and any armed conflict involving the United States.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Skyline Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and retained earnings, and of cash flows present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Skyline Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois June 17, 2003

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets May 31, 2003 and 2002 Dollars in thousands

ASSETS

	2003	2002

Current Assets
Cash	$8,736	$8,699
U.S. Treasury Bills, at cost plus accrued interest	145,721	138,327
Accounts receivable, trade, less allowance for doubtful accounts of $150 in 2003 and $40 in 2002	22,292	28,028
Inventories	9,414	9,632
Deferred income tax benefits	8,552	7,986
Other current assets	256	151

Total Current Assets	194,971	192,823

Property, Plant and Equipment, At Cost
Land	6,637	6,637
Buildings and improvements	64,806	64,595
Machinery and equipment	26,937	27,305

	98,380	98,537
Less accumulated depreciation	59,249	57,060

Net Property, Plant and Equipment	39,131	41,477

Other Assets	5,039	4,452

	$239,141	$238,752

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets May 31, 2003 and 2002 Dollars in thousands except per share data

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002

Current Liabilities
Accounts payable, trade	$5,990	$5,859
Accrued salaries and wages	6,290	7,405
Accrued profit sharing	2,327	2,412
Accrued marketing programs	5,397	6,375
Accrued warranty and related expenses	10,609	10,100
Other accrued liabilities	3,777	3,156
Income taxes payable	1,786	1,156

Total Current Liabilities	36,176	36,463

Other Deferred Liabilities	4,580	4,056

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,889	258,737
Treasury stock, at cost, 2,825,900 shares in 2003 and 2002	(65,744)	(65,744)

Total Shareholders’ Equity	198,385	198,233

	$239,141	$238,752

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings For the Years Ended May 31, 2003, 2002 and 2001 Dollars in thousands except per share data

	2003	2002	2001

EARNINGS
Sales	$419,817	$450,722	$463,824
Cost of sales	366,633	387,050	403,622

Gross profit	53,184	63,672	60,202
Selling and administrative expenses	44,843	47,545	50,055

Operating earnings	8,341	16,127	10,147
Interest income	1,995	4,102	7,717
Gain on sales of property, plant and equipment	—	—	666

Earnings before income taxes	10,336	20,229	18,530
Provision for income taxes
Federal	3,545	6,825	6,248
State	598	1,150	1,112

	4,143	7,975	7,360

Net earnings	$6,193	$12,254	$11,170

Basic earnings per share	$.74	$1.46	$1.32

Weighted average common shares outstanding	8,391,244	8,391,244	8,468,321

RETAINED EARNINGS
Balance at beginning of year	$258,737	$252,525	$247,479
Add net earnings	6,193	12,254	11,170
Less cash dividends paid ($.72 per share in 2003, 2002 and 2001)	6,041	6,042	6,124

Balance at end of year	$258,889	$258,737	$252,525

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2003, 2002 and 2001
Increase (Decrease) in Cash
Dollars in thousands

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,193	$12,254	$11,170

Adjustment to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(1,995)	(4,102)	(7,717)
Depreciation	3,785	3,884	3,919
Amortization of discount or premium on U.S. Treasury Notes	—	6	66
Gain on sale of property, plant and equipment	—	—	(666)
Working capital items:
Accounts receivable	5,736	2,729	4,673
Inventories	218	(606)	781
Other current assets	(671)	165	(41)
Accounts payable, trade	131	(1,328)	837
Accrued liabilities	(1,048)	(1,240)	(438)
Income taxes payable	630	(884)	481
Other assets	(587)	(324)	(158)
Other deferred liabilities	524	314	60

Total Adjustments	6,723	(1,386)	1,797

Net cash provided by operating activities	12,916	10,868	12,967

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2003, 2002 and 2001
Increase (Decrease) in Cash
Dollars in thousands

	2003	2002	2001

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of U.S. Treasury Bills	$366,398	$410,274	$397,702
Purchase of U.S. Treasury Bills	(371,797)	(434,253)	(400,456)
Maturity of U.S. Treasury Notes	—	25,000	—
Interest received from U.S. Treasury Notes	—	719	1,438
Proceeds from sale of property, plant and equipment	84	13	1,390
Purchase of property, plant and equipment	(1,523)	(3,330)	(2,499)

Net cash used in investing activities	(6,838)	(1,577)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(6,041)	(6,042)	(6,124)
Purchase of treasury stock	—	—	(5,974)

Net cash used in financing activities	(6,041)	(6,042)	(12,098)

Net increase (decrease) in cash	37	3,249	(1,556)
Cash at beginning of year	8,699	5,450	7,006

Cash at end of year	$8,736	$8,699	$5,450

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

Revenue recognition--Substantially all of the Corporation’s products are made to order. Revenue is recognized upon shipment.

Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction in sales revenue.

Consolidated statements of cash flows--For purposes of the statements of cash flows, investments in treasury bills are included as investing activities. The Corporation’s cash flows from operating activities were reduced by income taxes paid of $4,079,000, $8,870,000 and $6,943,000 in 2003, 2002 and 2001, respectively.

Inventory--Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies, continued

Total inventories for the periods presented consisted of (dollars in thousands):

	May 31, 2003	May 31, 2002

Raw Materials	$4,132	$4,280
Work In Process	5,282	5,183
Finished Goods	—	169

	$9,414	$9,632

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

The carrying value of U.S. Treasury Bills, which approximates their fair market value, totaled $145,721,000 and $138,327,000 at May 31, 2003 and 2002, respectively. These securities mature within one year. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Warranty--The Corporation provides the retail purchaser of its manufactured homes with a one-year warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty. The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

Note 1 Nature of Operations and Accounting Policies, continued

A reconciliation of accrued warranty and related expenses is a follows (dollars in thousands):

	Year Ended	Year Ended
	May 31, 2003	May 31, 2002

Balance at the beginning of the period	$10,100	$10,084
Accruals for warranties	11,425	12,853
Settlements made during the period	(10,916)	(12,837)

Balance at the end of the period	$10,609	$10,100

Income taxes--The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes.

The Corporation’s deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of such deferred tax items are not significant individually or in the aggregate.

Recently issued accounting pronouncements--During fiscal 2002 the Financial Accounting Standards Board, (FASB), enacted FAS No.143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” This statement provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Corporation will adopt FAS No. 143 in fiscal year 2004, and anticipates no material impact on the consolidated financial statements.

The Corporation has determined that the effects on the financial statements from any other recently issued accounting standards are not applicable.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 2 Contingencies

The Corporation was contingently liable at May 31, 2003 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchase units, was approximately $100 million at May 31, 2003 and $120 million at May 31, 2002. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Year Ended May 31,
	2003	2002	2001

Obligations from units repurchased	$1,001	$922	$2,019
Net losses on repurchased units	50	179	152

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Rent expense for each of the fiscal years ended May 31, 2003, 2002 and 2001 was approximately $1,200,000. Future minimum lease commitments under operating leases are as follows (dollars in thousands):

Year Ending
May 31,	Amount

2004	$1,028
2005	620
2006	256
2007	145
2008	62
Thereafter	—

$2,111

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 2 Contingencies, continued

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

NOTE 3 Purchase of Treasury Stock

The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide.

In fiscal 2003 and 2002, the Corporation did not acquire any shares of its common stock. In fiscal 2001 it acquired 291,700 shares of its common stock for $5,974,000.

The effect of the aggregate repurchases on basic earnings per share was $.19 per share in 2003, $.37 per share in 2002 and $.32 per share in 2001. At May 31, 2003, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4 Employee Benefits

A) PROFIT SHARING AND 401(K) PLANS

The Corporation has two deferred profit sharing Plans which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. For the years ended May 31, 2003, 2002 and 2001, contributions to the Plans were $2,356,000, $2,413,000 and $2,484,000, respectively.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Employee Benefits, continued

B) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 6.0% in 2003, 7.0% in 2002 and 8.0% in 2001. The amount charged to operations under these arrangements was $252,000 in fiscal year 2003, $352,000 in fiscal 2002 and $252,000 in fiscal year 2001.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information
Dollars in thousands

	2003	2002	2001
SALES
Manufactured housing	$293,448	$339,260	$353,610
Recreational vehicles	126,369	111,462	110,214

Total sales	$419,817	$450,722	$463,824

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$11,116	$19,107	$13,412
Recreational vehicles	439	925	824
General corporate expenses	(3,214)	(3,905)	(4,089)

Total operating earnings	8,341	16,127	10,147
Interest income	1,995	4,102	7,717
Gain on sale of property, plant and equipment	—	—	666

Earnings before income taxes	$10,336	$20,229	$18,530

IDENTIFIABLE ASSETS
OPERATING ASSETS
Manufactured housing	$71,225	$77,846	$80,182
Recreational vehicles	22,195	22,579	19,525

Total operating assets	93,420	100,425	99,707
U.S. TREASURY BILLS	145,721	138,327	110,965
U. S. TREASURY NOTES	—	—	25,006

Total assets	$239,141	$238,752	$235,678

DEPRECIATION
Manufactured housing	$3,103	$3,268	$3,344
Recreational vehicles	682	616	575

Total depreciation	$3,785	$3,884	$3,919

CAPITAL EXPENDITURES
Manufactured housing	$1,230	$2,085	$2,213
Recreational vehicles	293	1,245	286

Total capital expenditures	$1,523	$3,330	$2,499

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

Financial Summary by Quarter
Unaudited
Dollars in thousands except per share data

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter	Year

Sales	$116,492	$112,467	$87,709	$103,149	$419,817
Gross profit	14,941	14,911	8,878	14,454	53,184
Net earnings (loss)	1,822	1,951	(827)	3,247	6,193
Basic earnings (loss) per share	.22	.23	(.10)	.39	.74

	1st	2nd	3rd	4th
2002	Quarter	Quarter	Quarter	Quarter	Year

Sales	$122,225	$118,054	$96,080	$114,363	$450,722
Gross profit	17,179	17,603	11,973	16,917	63,672
Net earnings	3,563	3,748	869	4,074	12,254
Basic earnings per share	.42	.45	.10	.49	1.46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.	Executive Officers of the Registrant (Officers are elected annually)

Name	Age	Position

Thomas G. Deranek	67	Vice Chairman and Chief Executive Officer

William H. Murschel	58	President – Chief Operations Officer

Terrence M. Decio	51	Senior Executive Vice President

James R. Weigand	48	Vice President – Finance & Treasurer and Chief Financial Officer

Christopher R. Leader	44	Vice President – Operations

Charles W. Chambliss	53	Vice President – Product Development and Engineering

Jon S. Pilarski	40	Corporate Controller

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

Christopher R. Leader, Vice President-Operations, joined the Corporation in January 1997 and was elected Vice President in September 1997.

Item 10.	Executive Officers of the Registrant (Officers are elected annually), continued

Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996.

Jon S. Pilarski, Corporate Controller, joined the Corporation in 1994 and was elected Corporate Controller in 1997.

Item 13.	Certain Relationships and Relationships and Related Transactions

None

Item 14.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

(b)	Changes in internal controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements

Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)(2)	Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i)	Articles of Incorporation

(3)(ii)	By-Laws

	(21)	Subsidiaries of the Registrant

	(99.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

	(99.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

(b)		Reports on Form 8K

Form 8K was filed on March 20, 2003. The filing was made to publicize the Corporation’s financial results for the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

DATE:	July 9, 2003	BY:

Thomas G. Deranek, Vice Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:	July 9, 2003	BY:

William H. Murschel, President and Chief Operations Officer and Director

DATE:	July 9, 2003	BY:

Terrence M. Decio, Senior Executive Vice President and Director

DATE:	July 9, 2003	BY:

James R. Weigand, Vice President-Finance & Treasurer and Chief Financial Officer

DATE:	July 9, 2003	BY:

Jon S. Pilarski, Corporate Controller

DATE:	July 9, 2003	BY:

Arthur J. Decio, Director, Chairman of the Board, serving in a non-executive officer capacity

DATE:	July 9, 2003	BY:

Jerry Hammes, Director

DATE:	July 9, 2003	BY:

Ronald F. Kloska, Director

DATE:	July 9, 2003	BY:

William H. Lawson, Director

DATE:	July 9, 2003	BY:

David T. Link, Director

DATE:	July 9, 2003	BY:

Andrew J. McKenna, Director

DATE:	July 9, 2003	BY:

V. Dale Swikert, Director

CERTIFICATIONS

I, Thomas G. Deranek, Chief Executive Officer of Skyline Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Skyline Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 9, 2003

/s/ Thomas G. Deranek

Thomas G. Deranek
Chief Executive Officer

I, James R. Weigand, Chief Financial Officer of Skyline Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Skyline Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 9, 2003

/s/ James R. Weigand

James R. Weigand
Chief Financial Officer