Form 10-Q
period 2003-08-31
SKYLINE CORP
filed 2003-10-15
CIK 90896

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended August 31, 2003
Commission File No. 1-4714

SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1038277
(State of Incorporation)	(IRS Employee Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, IN 46515
(Address of principal executive offices) (Zip)

294-6521	(574)
(Registrant’s telephone number)	(Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X  No

Securities registered pursuant to Section 12 (b) of the Act:

Shares Outstanding
Title of Class	October 15, 2003
Common stock	8,391,244

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X  No

SKYLINE CORPORATION

Form 10-Q Quarterly Report
INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements:

		Consolidated Balance Sheets as	2-3
		of August 31, 2003 and May 31, 2003

		Consolidated Statements of Earnings and	4
		Retained Earnings for the three-month
		periods ended August 31, 2003 and 2002

		Consolidated Statements of Cash Flows	5-6
		for the three-month periods ended
		August 31, 2003 and 2002

		Notes to the Consolidated Financial	7-10
		Statements for the three-month period
		ended August 31, 2003

		Report of Independent Accountants	11

	Item 2.	Management’s Discussion and Analysis	12-14
		of Financial Condition and Results of
		Operations

	Item 4.	Controls and Procedures	14

Part II	Other Information

	Item 1.	Legal Proceedings	15

	Item 4.	Submission of Matters to a Vote of Security	15
		Holders

	Item 6.	Exhibits and Reports on Form 8-K	16

	Signatures		16

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

	August 31, 2003	May 31, 2003

	(Unaudited)
ASSETS
Current Assets
Cash	$7,379	$8,736
Treasury Bills, at cost plus accrued interest	142,148	145,721
Accounts receivable, trade, less allowance for doubtful accounts of $150	28,409	22,292
Inventories	10,035	9,414
Other current assets	9,542	8,808

Total Current Assets	197,513	194,971

Property, Plant and Equipment, At Cost
Land	6,637	6,637
Buildings and improvements	64,970	64,806
Machinery and equipment	27,045	26,937

	98,652	98,380
Less accumulated depreciation	59,926	59,249

Net Property, Plant and Equipment	38,726	39,131

Other Assets	5,053	5,039

	$241,292	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data

	August 31, 2003	May 31, 2003

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$7,341	$5,990
Accrued salaries and wages	5,780	6,290
Accrued profit sharing	693	2,327
Accrued marketing programs	8,308	5,397
Accrued warranty and related expenses	10,752	10,609
Other accrued liabilities	3,508	3,777
Income taxes	1,378	1,786

Total Current Liabilities	37,760	36,176

Other Deferred Liabilities	4,620	4,580

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	259,416	258,889
Treasury stock, at cost, 2,825,900 shares at August 31, 2003 and May 31, 2003	(65,744)	(65,744)

Total Shareholders’ Equity	198,912	198,385

	$241,292	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2003 and 2002
(Unaudited)
Dollars in thousands except per share data

	2003	2002

Sales	$109,679	$116,492
Cost of sales	94,455	101,551

Gross profit	15,224	14,941
Selling and administrative expenses	12,197	12,497

Operating earnings	3,027	2,444
Interest income	332	592

Earnings before income taxes	3,359	3,036
Provision for income taxes:
Federal	1,086	1,027
State	236	187

	1,322	1,214

Net earnings	$2,037	$1,822

Basic earnings per share	$.24	$.22

Cash dividends per share	$.18	$.18

Weighted average common shares outstanding	8,391,244	8,391,244

Retained earnings, beginning of period	$258,889	$258,737
Add net earnings	2,037	1,822
Less cash dividends paid	1,510	1,510

Retained earnings, end of period	$259,416	$259,049

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,037	$1,822

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(332)	(592)
Depreciation	844	920
Working Capital Items:
Accounts receivable	(6,117)	(1,388)
Inventories	(621)	(566)
Other current assets	(734)	(143)
Accounts payable, trade	1,351	318
Accrued liabilities	641	46
Income taxes payable	(408)	289
Other assets	(14)	(23)
Other deferred liabilities	40	(1)

Total Adjustments	(5,350)	(1,140)

Net cash (used in) provided by operating activities	(3,313)	682

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the three-months periods ended August 31, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2003	2002

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or maturity of U. S. Treasury Bills	$136,485	$89,968
Purchase of U.S. Treasury Bills	(132,580)	(88,033)
Proceeds from sale of property, plant and equipment	5	23
Purchase of property, plant and equipment	(444)	(519)

Net cash provided by investing activities	3,466	1,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,510)	(1,510)

Net cash used in financing activities	(1,510)	(1,510)

Net (decrease) increase in cash	(1,357)	611
Cash at beginning of year	8,736	8,699

Cash at end of quarter	$7,379	$9,310

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the three-month period ended August 31, 2003
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2003, in addition to the consolidated results of operations and consolidated cash flows for three-month periods ended August 31, 2003 and 2002.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	August 31, 2003	May 31, 2003

Raw Materials	$4,392	$4,132
Work In Process	5,304	5,282
Finished Goods	339	—

	$10,035	$9,414

The Corporation provides the retail purchaser of its manufactured homes with a one-year warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the three-month period ended August 31, 2003
(Unaudited)

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

	Three-Months Ended	Year Ended
	August 31, 2003	May 31, 2003

Balance at the beginning of the period	$10,609	$10,100
Accruals for warranties	2,611	11,425
Settlements made during the period	(2,468)	(10,916)

Balance at the end of the period	$10,752	$10,609

The Corporation was contingently liable at August 31, 2003 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $95 million at August 31, 2003 and $100 million at May 31, 2003. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were no repurchases in the three-month periods ending August 31, 2003 and 2002.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the three-month period ended August 31, 2003
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

During fiscal 2002 the Financial Accounting Standards Board, (FASB), enacted FAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” This statement provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Corporation adopted FAS No. 143 during the first quarter of fiscal year 2004 with no material impact on the consolidated financial statements.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the three-month period ended August 31, 2003
(Unaudited)

NOTE 2 Industry Segment Information
Dollars in thousands

	2003	2002

SALES
Manufactured Housing	$78,547	$81,107
Recreational Vehicles	31,132	35,385

Total sales	$109,679	$116,492

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$3,630	$3,317
Recreational vehicles	457	127
General corporate expense	(1,060)	(1,000)

Total operating earnings	3,027	2,444
Interest income	332	592

Earnings before income taxes	$3,359	$3,036

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of August 31, 2003, and the related consolidated statements of earnings and retained earnings for each of the three-month periods ended August 31, 2003 and 2002 and the consolidated statements of cash flows for the three-month periods ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of May 31, 2003, and the related consolidated statements of earnings and retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 17, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of May 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Chicago, Illinois
September 17, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended August 31, 2003 were $109,679,000, a decrease of $6,813,000 from $116,492,000 in the comparable quarter of the prior year. Manufactured housing sales for the first quarter totaled $78,547,000 compared to $81,107,000 at August 31, 2002. Manufactured housing unit sales decreased from 2,261 to 2,010. First quarter recreational vehicle sales decreased from $35,385,000 in fiscal 2003 to $31,132,000 in fiscal 2004. Recreational vehicle unit sales for the quarter decreased from 2,530 to 2,144. Manufacturing housing sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and continuing global tensions. Recreational vehicle sales were affected by a timing issue in introducing the new 2004 product lines.

Cost of sales in the first quarter of fiscal 2004 was 86.1 percent of sales compared to 87.2 percent in fiscal 2003. The decrease is primarily attributable to a product mix shift toward multi-section homes, representing 39% of total unit sales and 81% of manufactured housing unit sales in fiscal 2004. In fiscal 2003, this product line amounted to 34% of total unit sales and 73% of manufactured housing unit sales. Gross margins for multi-section homes exceed those for single section homes and recreational vehicles.

Quarterly selling and administrative expenses as a percentage of sales increased from 10.7 percent in fiscal 2003 to 11.1 percent in 2004. The increase is due primarily to certain costs being fixed in a period of declining sales. Total selling and administrative expenses, however, decreased $300,000.

As a percentage of sales, first quarter operating earnings for manufactured housing was 4.6% in fiscal 2004 versus 4.1% percent in the prior year. The increase is due to a product mix shift towards multi-section homes noted above. Earnings for recreational vehicles were 1.5% for fiscal 2004 versus 0.4% in fiscal 2003. The increase is the result of new products introduced with higher gross margins, in addition to improved pricing for all models in this business segment.

Interest income amounted to $332,000 for the first quarter compared to prior year’s $592,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year
(continued)

Liquidity and Capital Resources

At August 31, 2003, cash and short-term investments in U. S. Treasury Bills totaled $149,527,000, a decrease of $4,930,000 from $154,457,000 at May 31, 2003. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $47,986,000 at August 31, 2003, an increase of $7,472,000 from the May 31, 2003 balance of $40,514,000. The increase is due primarily to a seasonal rise in accounts receivable ($6,117,000).

Current liabilities increased $1,584,000 from $36,176,000 at May 31, 2003 to $37,760,000 at August 31, 2003. Various factors contributed to the increase. Accrued marketing programs increased $2,911,000 due to the timing of payments for an ongoing marketing program. Trade accounts payable increased $1,351,000 due to the seasonality of the Corporation’s business. Accrued profit sharing decreased $1,634,000 due to the timing of a yearly contribution to the Corporation’s profit sharing plan.

Working capital at August 31, 2003 amounted to $159,753,000 compared to $158,795,000 at May 31, 2003. Capital expenditures totaled $444,000 during the first three months of fiscal 2004 compared to $519,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery and equipment and improve manufacturing efficiencies.

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

As referenced in Note 1 of the Notes to the Consolidated Financial Statements, the Corporation adopted FAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” with no material impact on the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist attack and any armed conflict involving the United States.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been previously reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2003 heretofore filed by the registrant with the Commission.

Item 4. Submission of Matters to a Vote of Security Holders

On September 22, 2003, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld

Arthur J. Decio	7,721,965	0	38,974
Thomas G. Deranek	7,719,088	0	41,851
Jerry Hammes	7,737,129	0	23,810
Ronald F. Kloska	7,720,765	0	40,174
William H. Lawson	7,737,329	0	23,610
David T. Link	7,737,129	0	23,810
Andrew J. McKenna	7,720,765	0	40,174

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
Exhibit 32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

A report on Form 8-K was filed on June 17, 2003. The purpose of the filing was to publicize the Corporation’s earnings for both the quarter and year ending May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: October 15, 2003	/s/ James R. Weigand
James R. Weigand
V. P. Finance & Treasurer,
Chief Financial Officer

DATE: October 15, 2003	/s/ Jon S. Pilarski
Jon S. Pilarski
Corporate Controller