Form 10-Q
period 2003-11-30
SKYLINE CORP
filed 2004-01-14
CIK 90896

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended November 30, 2003
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

Yes ☒   No ☐

Securities registered pursuant to Section 12 (b) of the Act:

Shares Outstanding
Title of Class	January 14, 2004

Common stock	8,391,244

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

SKYLINE CORPORATION

Form 10-Q Quarterly Report

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements:

		Consolidated Balance Sheets as	2-3
		of November 30, 2003 and May 31, 2003

		Consolidated Statements of Earnings and	4
		Retained Earnings for the three-month and
		six-month periods ended November 30, 2003
		and 2002

		Consolidated Statements of Cash Flows	5-6
		for the six-month periods ended
		November 30, 2003 and 2002

		Notes to the Consolidated Financial	7-9
		Statements for the six-month period
		ended November 30, 2003

		Report of Independent Accountants	10

	Item 2.	Management’s Discussion and Analysis	11-13
		of Financial Condition and Results of
		Operations

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures		15

	Certifications		16-19

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

	November 30, 2003	May 31, 2003

	(Unaudited)
ASSETS

Current Assets
Cash	$8,300	$8,736
Treasury Bills, at cost plus accrued interest	148,293	145,721
Accounts receivable, trade, less allowance for doubtful accounts of $150	24,086	22,292
Inventories	10,039	9,414
Other current assets	9,051	8,808

Total Current Assets	199,769	194,971

Property, Plant and Equipment, At Cost
Land	6,572	6,637
Buildings and improvements	63,075	64,806
Machinery and equipment	26,986	26,937

	96,633	98,380
Less accumulated depreciation	58,604	59,249

Net Property, Plant and Equipment	38,029	39,131

Other Assets	5,039	5,039

	$242,837	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data

	November 30, 2003	May 31, 2003

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$6,704	$5,990
Accrued salaries and wages	6,240	6,290
Accrued profit sharing	1,362	2,327
Accrued marketing programs	10,387	5,397
Accrued warranty and related expenses	10,904	10,609
Other accrued liabilities	3,107	3,777
Income taxes payable	—	1,786

Total Current Liabilities	38,704	36,176

Other Deferred Liabilities	4,664	4,580

Commitments and Contingencies	—	—

Shareholders’ Equity

Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	259,973	258,889
Treasury stock, at cost, 2,825,900 shares at November 30, 2003 and May 31, 2003	(65,744)	(65,744)

Total Shareholders’ Equity	199,469	198,385

	$242,837	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2003 and 2002
(Unaudited)
Dollars in thousands except per share data

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Sales	$114,583	$112,467	$224,262	$228,959
Cost of sales	99,524	97,556	193,979	199,107

Gross profit	15,059	14,911	30,283	29,852
Selling and administrative expenses	11,872	12,220	24,069	24,717

Operating earnings	3,187	2,691	6,214	5,135
Interest income	294	548	626	1,140

Earnings before income taxes	3,481	3,239	6,840	6,275
Provision for income taxes:
Federal	1,174	1,092	2,260	2,119
State	239	196	475	383

	1,413	1,288	2,735	2,502

Net earnings	$2,068	$1,951	$4,105	$3,773

Basic earnings per share	$.25	$.23	$.49	$.45

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

Retained earnings, beginning of period	$259,416	$259,049	$258,889	$258,737
Add net earnings	2,068	1,951	4,105	3,773
Less cash dividends paid	1,511	1,511	3,021	3,021

Retained earnings, end of period	$259,973	$259,489	$259,973	$259,489

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$4,105	$3,773

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(626)	(1,140)
Depreciation	1,672	1,840
Working Capital Items:
Accounts receivable	(1,794)	4,007
Inventories	(625)	(483)
Other current assets	(243)	(121)
Accounts payable, trade	714	(1,459)
Accrued liabilities	3,600	2,601
Income taxes payable	(1,786)	(874)
Other assets	—	(24)
Other deferred liabilities	84	39

Total Adjustments	996	4,386

Net cash provided by operating activities	5,101	8,159

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the six-months periods ended November 30, 2003 and 2002
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2003	2002

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity of U. S. Treasury Bills	$180,969	$181,940
Purchase of U.S. Treasury Bills	(182,915)	(188,557)
Proceeds from sale of property, plant and equipment	676	36
Purchase of property, plant and equipment	(1,246)	(866)

Net cash used in investing activities	(2,516)	(7,447)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(3,021)	(3,021)

Net cash used in financing activities	(3,021)	(3,021)

Net decrease in cash	(436)	(2,309)
Cash at beginning of year	8,736	8,699

Cash at end of quarter	$8,300	$6,390

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the six-month period ended November 30, 2003
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2003, in addition to the consolidated results of operations and consolidated cash flows for six-month periods ended November 30, 2003 and 2002.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	November 30,2003	May 31, 2003

Raw Materials	$4,340	$4,132
Work In Process	5,063	5,282
Finished Goods	636	—

	$10,039	$9,414

The Corporation provides the retail purchaser of its manufactured homes with a one-year warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the six-month period ended November 30, 2003
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

	Six-Months Ended	Year Ended
	November 30, 2003	May 31, 2003

Balance at the beginning of the period	$10,609	$10,100
Accruals for warranties	5,563	11,425
Settlements made during the period	(5,268)	(10,916)

Balance at the end of the period	$10,904	$10,609

The Corporation was contingently liable at November 30, 2003 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $90 million at November 30, 2003 and $100 million at May 31, 2003. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Obligations from units repurchased	$—	$313	$—	$313
Net losses on repurchased units	—	50	—	50

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the six-month period ended November 30, 2003
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

NOTE 2 Industry Segment Information
(Unaudited)
Dollars in thousands

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

SALES
Manufactured Housing	$84,920	$78,599	$163,467	$159,706
Recreational Vehicles	29,663	33,868	60,795	69,253

Total sales	$114,583	$112,467	$224,262	$228,959

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$4,292	$3,607	$7,922	$6,924
Recreational vehicles	(195)	114	262	241
General corporate expense	(910)	(1,030)	(1,970)	(2,030)

Total operating earnings	3,187	2,691	6,214	5,135
Interest income	294	548	626	1,140

Earnings before income taxes	$3,481	$3,239	$6,840	$6,275

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of November 30, 2003, and the related consolidated statements of earnings and retained earnings for each of the three-month and six-month periods ended November 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month periods ended November 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
December 17, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year

Sales in the quarter ended November 30, 2003 were $114,583,000, an increase of $2,116,000 from $112,467,000 in the comparable quarter of the prior year. Fiscal 2004 sales through November 30 were $224,262,000, a decrease of $4,697,000 from prior year’s sales of $228,959,000.

Manufactured housing sales for the second quarter totaled $84,920,000 compared to $78,599,000 at November 30, 2002. Quarterly unit sales increased from 2,133 to 2,191. Fiscal year to date sales were $163,467,000 versus $159,706,000, while unit sales decreased from 4,394 to 4,201. Manufactured housing sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions.

Second quarter recreational vehicle sales decreased from $33,868,000 in fiscal 2003 to $29,663,000 in fiscal 2004. Quarterly unit sales decreased from 2,319 to 2,022. Fiscal year to date sales were $60,795,000 versus $69,253,000, while unit sales decreased from 4,849 to 4,166. There are primarily two reasons for the decreases. During the last twelve months consumer demand for towable metal sided recreational vehicles shifted toward product with price points lower than those historically offered by the Corporation. Recreational vehicle sales were affected by a timing issue in introducing the new 2004 product line which addressed this shift in demand. In addition, the market is dictating a higher priced bonded fiberglass exterior. The Corporation currently offers a limited number of models with this exterior. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Produced		Units Produced
	January to October 2003		January to October 2002

	Industry	Skyline	Industry	Skyline

Travel Trailers	119,600	5,189	105,500	6,045
Fifth Wheels	57,300	1,419	56,500	1,649
Park Models	5,900	404	6,600	343

Cost of sales in the second quarter of fiscal 2004 was 86.9 percent of sales compared to 86.7 percent in fiscal 2003. Cost of sales for the first six months of fiscal 2004 was 86.5 percent versus 87.0 percent in the prior year. The year to date decrease is primarily attributable to a product mix shift toward multi-section homes, representing 40.2 percent of total unit sales and 80.1 percent of manufactured housing unit sales in fiscal 2004. In fiscal 2003, this product line amounted to 35.9 percent of total unit sales and 75.4 percent of manufactured housing unit sales. Gross margins for multi-section homes exceed those for single section homes and recreational vehicles.

Quarterly selling and administrative expenses as a percentage of sales decreased from 10.9 percent in fiscal 2003 to 10.4 percent in 2004. The decrease is due primarily to a reduction in general corporate expenses and a gain on sale of an idle facility. Selling and administrative expenses as a percentage of sales for fiscal 2004 totaled 10.7 percent versus 10.8 percent for fiscal 2003.

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year
(continued)

As a percentage of sales, second quarter operating earnings for manufactured housing were 5.0 percent in fiscal 2004 versus 4.6 percent in the prior year. Year to date operating earnings as a percentage of sales increased from 4.3 percent to 4.8 percent. The increase is due to a product mix shift towards multi-section homes noted above. Quarterly operating loss for recreational vehicles was 0.7 percent for fiscal 2004 versus earnings of 0.3 percent in fiscal 2003. The decline in earnings is due to decreased sales as noted above. Year to date recreational vehicle operating earnings increased slightly from 0.3 percent to 0.4 percent.

Interest income amounted to $294,000 for the second quarter compared to prior year’s $548,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At November 30, 2003, cash and short-term investments in U. S. Treasury Bills totaled $156,593,000, an increase of $2,136,000 from $154,457,000 at May 31, 2003. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $43,176,000 at November 30, 2003, an increase of $2,662,000 from the May 31, 2003 balance of $40,514,000. The increase is due to a rise in accounts receivable ($1,794,000) caused by the timing of cash receipts. In addition, finished goods inventories increased $636,000 due primarily to homes on temporary display for marketing purposes.

Current liabilities increased $2,528,000 from $36,176,000 at May 31, 2003 to $38,704,000 at November 30, 2003. Various factors contributed to the increase. Accrued marketing programs increased $4,990,000 due to the timing of payments for an ongoing marketing program. Income taxes payable decreased $1,786,000 due to the timing of tax payments at November 30 versus May 31. Accrued profit sharing decreased $965,000 due to the timing of a yearly contribution to the Corporation’s profit sharing plan.

Working capital at November 30, 2003 amounted to $161,065,000 compared to $158,795,000 at May 31, 2003. Capital expenditures totaled $1,246,000 during the first six months of fiscal 2004 compared to $866,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1	Certification of Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

A report on Form 8-K was filed on December 17, 2003. The purpose of the filing was to publicize the Corporation’s earnings for both the quarter and six months ending November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	January 14, 2004	/s/ James R. Weigand James R. Weigand V. P. Finance & Treasurer, Chief Financial Officer

DATE:	January 14, 2004	/s/ Jon S. Pilarski Jon S. Pilarski Corporate Controller