Form 10-Q
period 2004-02-29
SKYLINE CORP
filed 2004-04-14
CIK 90896

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarter Ended February 29, 2004 Commission File No. 1-4714

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

Yes ☒   No ☐

Securities registered pursuant to Section 12 (b) of the Act:

Shares Outstanding
Title of Class	April 14, 2004

Common stock	8,391,244

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

SKYLINE CORPORATION

Form 10-Q Quarterly Report

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands

	February 29, 2004	May 31, 2003

	(Unaudited)
ASSETS

Current Assets
Cash	$8,429	$8,736
Treasury Bills, at cost plus accrued interest	146,628	145,721
Accounts receivable, trade, less allowance for doubtful accounts of $150	23,222	22,292
Inventories	9,766	9,414
Other current assets	9,912	8,808

Total Current Assets	197,957	194,971

Property, Plant and Equipment, At Cost
Land	6,572	6,637
Buildings and improvements	63,143	64,806
Machinery and equipment	26,935	26,937

	96,650	98,380
Less accumulated depreciation	59,276	59,249

Net Property, Plant and Equipment	37,374	39,131

Other Assets	5,199	5,039

	$240,530	$239,141

     The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
Dollars in thousands except per share data

	February 29, 2004	May 31, 2003

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$6,038	$5,990
Accrued salaries and wages	5,142	6,290
Accrued profit sharing	1,977	2,327
Accrued marketing programs	9,970	5,397
Accrued warranty and related expenses	11,022	10,609
Other accrued liabilities	4,433	3,777
Income taxes payable	—	1,786

Total Current Liabilities	38,582	36,176

Other Deferred Liabilities	4,708	4,580

Commitments and Contingencies	—	—

Shareholders’ Equity

Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	257,744	258,889
Treasury stock, at cost, 2,825,900 shares at February 29, 2004 and May 31, 2003	(65,744)	(65,744)

Total Shareholders’ Equity	197,240	198,385

	$240,530	$239,141

     The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 29, 2004 and February 28, 2003
(Unaudited)
Dollars in thousands except per share data

	Three-Months Ended		Nine-Months Ended
	February 29/28,		February 29/28,

	2004	2003	2004	2003

Sales	$90,995	$87,709	$315,257	$316,668
Cost of sales	81,599	78,831	275,578	277,938

Gross profit	9,396	8,878	39,679	38,730
Selling and administrative expenses	10,854	10,690	34,923	35,407

Operating (loss) earnings	(1,458)	(1,812)	4,756	3,323
Interest income	314	465	940	1,605

(Loss) earnings before income taxes	(1,144)	(1,347)	5,696	4,928
(Benefit) provision for income taxes:
Federal	(337)	(419)	1,923	1,700
State	(89)	(101)	386	282

	(426)	(520)	2,309	1,982

Net (loss) earnings	$(718)	$(827)	$3,387	$2,946

Basic (loss) earnings per share	$(.09)	$(.10)	$.40	$.35

Cash dividends per share	$.18	$.18	$.54	$.54

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

Retained earnings, beginning of period	$259,973	$259,489	$258,889	$258,737
Add net (loss) earnings	(718)	(827)	3,387	2,946
Less cash dividends paid	1,511	1,510	4,532	4,531

Retained earnings, end of period	$257,744	$257,152	$257,744	$257,152

     The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the nine-month periods ended February 29, 2004 and February 28, 2003
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$3,387	$2,946

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(940)	(1,605)
Depreciation	2,562	2,811
Working Capital Items:
Accounts receivable	(930)	4,791
Inventories	(352)	118
Other current assets	(1,104)	(498)
Accounts payable, trade	48	(1,123)
Accrued liabilities	4,144	3,468
Income taxes payable	(1,786)	(1,156)
Other assets	(160)	(201)
Other deferred liabilities	128	70

Total Adjustments	1,610	6,675

Net cash provided by operating activities	4,997	9,621

     The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the nine-months periods ended February 29, 2004 and February 28, 2003
Increase (Decrease) in Cash
(Unaudited)
Dollars in thousands

	2004	2003

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale or maturity of U. S. Treasury Bills	$302,453	$274,922
Purchase of U.S. Treasury Bills	(302,420)	(278,664)
Proceeds from sale of property, plant and equipment	663	76
Purchase of property, plant and equipment	(1,468)	(1,293)

Net cash used in investing activities	(772)	(4,959)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,532)	(4,531)

Net cash used in financing activities	(4,532)	(4,531)

Net (decrease) increase in cash	(307)	131
Cash at beginning of year	8,736	8,699

Cash at end of quarter	$8,429	$8,830

     The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
For the nine-month period ended February 29, 2004
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 2004, in addition to the consolidated results of operations and consolidated cash flows for nine-month periods ended February 29, 2004.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	February 29, 2004	May 31, 2003

Raw Materials	$4,361	$4,132
Work In Process	5,289	5,282
Finished Goods	116	—

	$9,766	$9,414

The Corporation provides the retail purchaser of its manufactured homes with a 15-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the nine-month period ended February 29, 2004
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies (continued)

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

	Nine-Months Ended	Year Ended
	February 29, 2004	May 31, 2003

Balance at the beginning of the period	$10,609	$10,100
Accruals for warranties	8,446	11,425
Settlements made during the period	(8,033)	(10,916)

Balance at the end of the period	$11,022	$10,609

The Corporation was contingently liable at February 29, 2004 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $103 million at February 29, 2004 and $100 million at May 31, 2003. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	February 29/28,		February 29/28,

	2004	2003	2004	2003

Obligations from units repurchased	$—	$316	$—	$630
Net losses on repurchased units	—	1	—	51

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
For the nine-month period ended February 29, 2004
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies (continued)

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations, financial position or cash flows.

NOTE 2 Industry Segment Information
Dollars in thousands

	Three-Months Ended		Nine-Months Ended
	February 29/28,		February 29/28,

	2004	2003	2004	2003

SALES
Manufactured Housing	$64,895	$62,355	$228,362	$222,061
Recreational Vehicles	26,100	25,354	86,895	94,607

Total sales	$90,995	$87,709	$315,257	$316,668

(LOSS) EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$108	$(146)	$8,030	$6,778
Recreational vehicles	(978)	(1,269)	(716)	(1,028)
General corporate expense	(588)	(397)	(2,558)	(2,427)

Total operating (loss) earnings	(1,458)	(1,812)	4,756	3,323
Interest income	314	465	940	1,605

(Loss) earnings before income taxes	$(1,144)	$(1,347)	$5,696	$4,928

Operating (loss) earnings represent (loss) earnings before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Report of Independent Accountants

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of February 29, 2004 and the related consolidated statements of earnings and retained earnings for each of the three-month and nine-month periods ended February 29, 2004 and February 28, 2003 and the consolidated statements of cash flows for the nine-month periods ended February 29, 2004 and February 28, 2003. These interim financial statements are the responsibility of the Company’s management.

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
March 19, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year and Fiscal Year-to-Date Compared to Last Year

Sales in the quarter ended February 29, 2004 were $90,995,000, an increase of $3,286,000 from $87,709,000 in the comparable quarter of the prior year. Fiscal 2004 sales through February 29, 2004 were $315,257,000, a decrease of $1,411,000 from prior year’s sales through February 28, 2003 of $316,668,000.

Manufactured housing sales for the third quarter totaled $64,895,000 compared to $62,355,000 at February 28, 2003. Quarterly unit sales decreased from 1,684 to 1,583. Fiscal year to date sales were $228,362,000 versus $222,061,000, while unit sales decreased from 6,078 to 5,784. Manufactured housing sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. During the third quarter sales were also negatively impacted by harsh winter weather conditions in certain regions of the United States.

Third quarter recreational vehicle sales increased to $26,100,000 in fiscal 2004 from $25,354,000 in fiscal 2003. Quarterly unit sales also increased from 1,730 to 1,811. Fiscal year to date sales were $86,895,000 versus $94,607,000 last year, while unit sales decreased from 6,579 to 5,977. There are primarily two reasons for the decreases. During the last twelve months consumer demand for towable metal sided recreational vehicles shifted toward product with price points lower than those historically offered by the Corporation. Recreational vehicle sales were affected by a timing issue in introducing the new 2004 product line which addressed this shift in demand. In addition, the market is dictating a higher priced bonded fiberglass exterior. The Corporation currently offers a limited number of models with similar exteriors. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Produced		Units Produced
	Calendar Year 2003		Calendar Year 2002

	Industry	Skyline	Industry	Skyline

Travel Trailers	137,000	5,943	119,700	6,886
Fifth Wheels	67,400	1,609	63,500	1,884
Park Models	7,000	471	7,700	391

Cost of sales in the third quarter of fiscal 2004 was 89.7 percent of sales compared to 89.9 percent in fiscal 2003. Cost of sales for the first nine months of fiscal 2004 was 87.4 percent versus 87.8 percent in the prior year. The decrease is due to a product mix shift toward multi-section homes, representing 39.4 percent of total unit sales and 80.2 percent of manufactured housing unit sales in fiscal 2004, which was partially offset by an excessive increase in the cost of steel and lumber. In fiscal 2003, this product line amounted to 36.2 percent of total unit sales and 75.4 percent of manufactured housing unit sales. Gross margins for multi-section homes exceed those for single section homes and recreational vehicles.

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Current Quarter Compared to the Same Quarter Last Year and Fiscal Year-to-Date Compared to Last Year (continued)

Quarterly selling and administrative expenses as a percentage of sales decreased from 12.2 percent in fiscal 2003 to 11.9 percent in 2004. Selling and administrative expenses as a percentage of sales for fiscal 2004 totaled 11.1 percent versus 11.2 percent for fiscal 2003.

As a percentage of sales, third quarter operating earnings for manufactured housing were 0.2 percent in fiscal 2004 versus a loss of 0.2 percent in the prior year. Year to date operating earnings as a percentage of sales increased from 3.1 percent to 3.5 percent. The increase is due to a product mix shift towards multi-section homes noted above. Quarterly operating loss for recreational vehicles was 3.7 percent for fiscal 2004 versus 5.0 percent in fiscal 2003. The reduction in the loss is due to increased sales as noted above. Year to date recreational vehicle operating loss decreased slightly from 1.1 percent to 0.8 percent.

Interest income amounted to $314,000 for the third quarter compared to prior year’s $465,000. Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government securities.

Liquidity and Capital Resources

At February 29, 2004, cash and short-term investments in U. S. Treasury Bills totaled $155,057,000, an increase of $600,000 from $154,457,000 at May 31, 2003. Current assets exclusive of cash and investments in U.S. Treasury Bills totaled $42,900,000 at February 29, 2004, an increase of $2,386,000 from the May 31, 2003 balance of $40,514,000. The increase is due in part to a rise in accounts receivable of $930,000 caused by the timing of cash receipts. In addition, other assets increased $1,104,000 primarily from payments for state and federal income taxes exceeding the Corporation’s income tax liability at February 29, 2004.

Current liabilities increased $2,406,000 from $36,176,000 at May 31, 2003 to $38,582,000 at February 29, 2004. Various factors contributed to the increase. Accrued marketing programs increased $4,573,000 due to the timing of payments for an ongoing marketing program. Income taxes payable decreased $1,786,000 due to the timing of tax payments at February 29 versus May 31. Accrued salaries and wages declined $1,148,000 due to the timing of payments to employees at February 29 versus May 31.

Working capital at February 29, 2004 amounted to $159,375,000 compared to $158,795,000 at May 31, 2003. Capital expenditures totaled $1,468,000 during the first nine months of fiscal 2004 compared to $1,293,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

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

SKYLINE CORPORATION
DATE:	April 14, 2004	/s/ James R. Weigand
James R. Weigand V. P. Finance & Treasurer, Chief Financial Officer

DATE:	April 14, 2004	/s/ Jon S. Pilarski
Jon S. Pilarski Corporate Controller