Form 10-K
period 2004-05-31
SKYLINE CORP
filed 2004-07-29
CIK 90896

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004
Commission File No. 1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State of Incorporation)	(IRS Employer Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, IN	46515

(Address of principal executive offices)	(Zip Code)

294-6521	(574)

(Registrant’s telephone number)	(Area Code)

Securities registered pursuant to section 12 (b) of the Act:

Title of Class	Shares Outstanding July 14, 2004	Name of each Exchange on which Registered

Common Stock	8,391,244	New York Stock Exchange

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

Yes [X]          No [  ]

The aggregate market value of the voting stock held by non-affiliates of registrant (6,818,780 shares) based on the closing price on the New York Stock Exchange on July 14, 2004 was $253,454,053.

DOCUMENTS INCORPORATED BY REFERENCE:

Title	Form 10-K
Proxy Statement dated for Annual Meeting of Shareholders to be held September 30, 2004	Part III, Items 10 – 14

(This page left intentionally blank)

FORM 10-K
CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2004 Annual Meeting of Shareholders to be held on September 30, 2004 (“2004 Proxy Statement”). The following cross-reference index shows the page locations in the 2004 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2004 Proxy Statement are not required in this Form 10-K and should not be considered a part hereof.

FORM 10-K
CROSS-REFERENCE INDEX
(Continued)

			2004
		Form	Proxy
		10-K	Statement
	PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

Item 9A.	Controls and Procedures	40

	PART III

Item 10.	Directors and Executive Officers of the Registrant	40	3–4

Item 11.	Executive Compensation		9–10

Item 12.	Security Ownership of Certain Beneficial Owners and Management		3–4 8–9

Item 13.	Certain Relationships and Related Transactions		10–11

Item 14.	Principal Accountant Fees and Services		7–8

	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) 1. Financial Statements	42
	2. Financial Statement Schedules	42
	3. Index to Exhibits	42

	(b) Reports on Form 8-K	42

SIGNATURES AND CERTIFICATIONS		43
Articles of Incorporation
By-Laws
Code of Ethics
Subsidiaries of the Registrant
Certification
Certification
Certification
Certification

PART I

Item 1.	Business

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) design, produce and distribute manufactured housing (mobile homes and multi-sectional homes) and towable recreational vehicles (travel trailers, including park models and fifth wheels).

The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 7,723 manufactured homes in fiscal year 2004.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 34’ to 80’ and in singlewide widths from 12’ to 18’, doublewide widths from 20’ to 32’, and triplewide widths from 36’ to 42’.

The Corporation’s recreational vehicles are sold under the “Nomad”, “Layton”, “Aljo”, and “Weekender” trademarks for travel trailers and fifth wheels.

In fiscal year 2004, manufactured homes represented 72 percent of total sales, while recreational vehicles accounted for the remaining 28 percent. In the prior year, the sales dollars were 70 percent manufactured homes and 30 percent recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Markets

The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be young married couples and senior citizens, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

The recreational vehicle market is made up of primarily vacationing families, retired couples traveling around the country and sports enthusiasts pursuing four-season hobbies.

Item 1.	Business

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 370 dealers at 680 locations throughout the United States and recreational vehicles are distributed by approximately 260 dealers at 290 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in materials and workmanship. Recreational vehicles are covered by a two-year warranty. The warranties are backed by a corporate service department and an extensive field service system.

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

Raw Materials and Supplies

The Corporation is basically an assembler of components purchased from outside sources. The major components used by the Corporation are lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time the Corporation is obtaining sufficient materials to fulfill its needs.

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

Backlog

The Corporation does not consider the existence and extent of backlog to be significant in its business. The Corporation’s production is based on a relatively short manufacturing cycle and dealers’ orders, which continuously fluctuate. As such, the existence of backlog is not significant at any given date and does not typically provide a reliable indication of the status of the Corporation’s business.

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

Competitive Conditions, continued

In the recent years the manufactured housing industry has been in a recession caused primarily by restrictive retail financing, overall economic uncertainty and global tensions. The following chart illustrates the recession’s effect on industry shipments as reported by the Manufacturing Housing Institute (by calendar year):

Item 1.	Business

Competitive Conditions, continued

As noted in the chart, the industry shipped approximately 131,000 homes in calendar year 2003. In the same period, the Corporation shipped 7,760 units for a 5.9 percent market share. In calendar year 2002, approximately 168,500 homes were shipped by the industry. In that period, the Corporation shipped 8,711 homes for a 5.2 percent market share.

The recreational vehicle industry shipped 377,800 units in calendar year 2003 compared to 378,700 units in calendar year 2002. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2003			Calendar Year 2002
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Travel Trailers	137,000	5,943	4.3%	119,700	6,886	5.8%
Fifth Wheels	67,400	1,609	2.4%	66,100	1,884	2.9%
Park Models	7,100	471	6.6%	7,700	391	5.1%

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

Item 1.	Business

Other Regulations, continued

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

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the company regarding corporate governance and reporting. Section 404 of the Act requires management to report on the Corporation’s internal controls over financial reporting. The Corporation may devote substantial time and cost during fiscal year 2005 to ensure compliance. Management is making every effort to comply with Section 404 in a timely fashion.

Number of Employees

The Corporation employs approximately 2,700 people at the present time.

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

The Corporation’s 22 manufacturing facilities, all of which are owned, are as follows:

Location	Products
California, San Jacinto
California, Hemet
California, Hemet
California, Woodland
Florida, Ocala
Florida, Ocala
Florida, Ocala
Indiana, Bristol
Indiana, Elkhart
Indiana, Goshen
Kansas, Arkansas City
Kansas, Halstead
Louisiana, Bossier City
Ohio, Sugarcreek
Oregon, McMinnville
Oregon, McMinnville
Pennsylvania, Ephrata
Pennsylvania, Leola
Pennsylvania, Leola
Texas, Mansfield
Vermont, Fair Haven
Wisconsin, Lancaster
Manufactured Housing
Recreational Vehicles
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Manufactured Housing
Manufactured Housing
Recreational Vehicles
Recreational Vehicles
Manufactured Housing
Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. In November 2003 the Corporation idled its manufacturing housing facility in Mocksville, North Carolina. This property’s net book value is not significant to the assets of the Corporation.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2004 and 2003. At May 31, 2004, there were approximately 1,100 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2004 and 2003.

	2004		2003
Quarter	High	Low	High	Low
First	$32.60	$27.80	$34.40	$27.20
Second	$34.60	$31.30	$31.10	$26.30
Third	$41.22	$31.91	$30.10	$24.60
Fourth	$45.39	$34.94	$30.33	$24.60

Item 6.	Selected Financial Data

Dollars in thousands except per share data

	2004	2003	2002	2001	2000
FOR THE YEAR
Sales	$432,381	$419,817	$450,722	$463,824	$579,551
Net earnings	$6,141	$6,193	$12,254	$11,170	$15,028
Cash dividends paid	$6,042	$6,041	$6,042	$6,124	$6,410
Capital expenditures	$1,928	$1,523	$3,330	$2,499	$4,115
Depreciation	$3,450	$3,785	$3,884	$3,919	$4,022
Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,468,321	8,858,628
AT YEAR END
Working capital	$161,985	$158,795	$156,360	$149,591	$123,401
Current ratio	5.4:1	5.4:1	5.3:1	4.8:1	4.2:1
U.S. Treasury Notes	$—	$—	$—	$25,006	$25,072
Property, plant and equipment, net	$36,930	$39,131	$41,477	$42,044	$44,188
Total assets	$241,168	$239,141	$238,752	$235,678	$235,666
Shareholders’ equity	$198,484	$198,385	$198,233	$192,021	$192,949
Treasury stock	$65,744	$65,744	$65,744	$65,744	$59,770
PER SHARE
Basic earnings	$.73	$.74	$1.46	$1.32	$1.70
Cash dividends paid	$.72	$.72	$.72	$.72	$.72
Shareholders’ equity	$23.65	$23.64	$23.62	$22.88	$22.22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation sells manufactured housing and towable recreational vehicle products to independent dealers located throughout the United States. To better serve the needs of its dealers, the Corporation has twenty-two manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis.

Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing, economic uncertainty and global tensions, is resulting in industry sales to be the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years.

Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. During fiscal 2004, the Corporation capitalized on the increased demand for multi-section homes by expanding manufacturing capabilities. Twelve manufacturing housing facilities obtained approval to produce modular homes, which will extend existing product offerings.

The recreational vehicle segment is witnessing a shift in consumer demand for both metal-sided products and products with bonded fiberglass exteriors. The Corporation is positioning itself to take advantage of the expanding towable recreational vehicle segment in which it competes.

Results of Operations - Fiscal 2004 Compared to Fiscal 2003

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$310,367	71.8	$293,448	69.9	$16,919
Recreational Vehicles	122,014	28.2	126,369	30.1	(4,355)

Total Sales	$432,381	100.0	$419,817	100.0	$12,564

Unit Shipments
Manufactured Housing	7,723	48.0	7,922	47.6	(199)
Recreational Vehicles	8,375	52.0	8,720	52.4	(345)

Total Unit Shipments	16,098	100.0	16,642	100.0	(544)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations - Fiscal 2004 Compared to Fiscal 2003, continued

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit increased due to a product mix shift toward multi-section homes, representing 80.2 percent of total unit sales in fiscal 2004 versus 76.6 percent in fiscal 2003.

Two factors caused the decline in recreational vehicle sales. Demand for towable metal-sided recreational vehicles shifted toward product with price points lower than those historically offered by the Corporation. This shift in demand began in the third quarter of fiscal year 2003. Sales were affected by a timing issue in introducing the new 2004 product line, which addressed this shift in demand. In addition, the market is dictating a higher priced bonded fiberglass exterior. The Corporation currently offers a limited number of models with similar exteriors. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells relative to the recreational vehicle industry.

	Units Shipped			Units Shipped
	Calendar Year 2003			Calendar Year 2002
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Travel Trailers	137,000	5,943	4.3%	119,700	6,886	5.8%
Fifth Wheels	67,400	1,609	2.4%	66,100	1,884	2.9%
Park Models	7,100	471	6.6%	7,700	391	5.1%

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Cost of Sales- Consolidated	$377,807	87.4	$366,633	87.3	$11,174
Cost of Sales- Manufactured Housing	$268,773	86.6	$254,416	86.7	$14,357
Cost of Sales- Recreational Vehicles	$109,034	89.4	$112,217	88.8	$(3,183)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations - Fiscal 2004 Compared to Fiscal 2003, continued

The percentage increase in cost of sales for recreational vehicles is the result of a product mix shift toward lower margin models. Cost of sales for both segments was negatively affected in the fourth quarter of fiscal 2004 by an unprecedented increase in the cost of lumber, lumber-related materials and steel.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$45,715	10.6	$44,843	10.7	$872

Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$13,035	4.2	$11,116	3.8	$1,919

Recreational Vehicles	$150	0.1	$439	0.3	$(289)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	$(4,326)	1.0	$(3,214)	0.8	$(1,112)

Total Operating Earnings	$8,859	2.0	$8,341	2.0	$518

Operating earnings for manufactured housing increased due to increased sales of higher margin multi-section homes. Operating earnings for recreational vehicles declined primarily due to an overall decrease in sales, and sales of lower margin products. General corporate expenses increased primarily due to a change in valuation of the Corporation’s liability for post-retirement benefits offered to certain employees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest Income
(Dollars in thousands)

			Change
			Increase
	2004	2003	(Decrease)
Interest Income	$1,247	$1,995	$(748)

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Results of Operations - Fiscal 2003 Compared to Fiscal 2002

Sales and Unit Shipments

(Dollars in thousands)

					Change
					Increase
	2003	Percent	2002	Percent	(Decrease)
Sales
Manufactured Housing	$293,448	69.9	$339,260	75.3	$(45,812)
Recreational Vehicles	126,369	30.1	111,462	24.7	14,907

Total Sales	$419,817	100.0	$450,722	100.0	$(30,905)

Unit Shipments
Manufactured Housing	7,922	47.6	9,849	55.1	(1,927)
Recreational Vehicles	8,720	52.4	8,028	44.9	692

Total Unit Shipments	16,642	100.0	17,877	100.0	(1,235)

Manufactured housing sales were affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions.

The increase in recreational vehicle sales was a reflection of an industry-wide improvement in market conditions for towable recreational vehicles. This trend began in early calendar year 2002. There was, however, a softening of demand in the Corporation’s fourth quarter of fiscal 2003. This softening was due to consumers purchasing metal-sided products with price points lower than those historically offered by the Corporation. Sales for that period totaled $31,762,000 versus $36,527,000 from the prior year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations - Fiscal 2003 Compared to Fiscal 2002, continued

Cost of Sales

(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2003	Sales	2002	Sales	(Decrease)
Cost of Sales- Consolidated	$366,633	87.3	$387,050	85.9	$(20,417)
Cost of Sales- Manufactured Housing	$254,416	86.7	$288,395	85.0	$(33,979)
Cost of Sales- Recreational Vehicles	$112,217	88.8	$98,655	88.5	$13,562

As a percentage of segment sales, manufactured housing cost of sales increased as a result of certain manufacturing expenses being fixed and semi-fixed during a period of declining sales.

Recreational vehicle cost of sales, as a percentage of segment sales, increased slightly due to a shift in model mix.

Selling and Administrative Expenses

(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2003	Sales	2002	Sales	(Decrease)
Selling and Administrative Expenses	$44,843	10.7	$47,545	10.6	$(2,702)

The decrease was due to a reduction in expenses for group health insurance, legal services and bonuses for certain administrative employees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations - Fiscal 2003 Compared to Fiscal 2002, continued

Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2003	Segment Sales	2002	Segment Sales	(Decrease)
Manufactured Housing	$11,116	3.8	$19,107	5.6	$(7,991)

Recreational Vehicles	$439	0.4	$925	0.8	$(486)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	$(3,214)	0.8	$(3,905)	0.9	$691

Total Operating Earnings	$8,341	2.0	$16,127	3.6	$(7,786)

Earnings for manufactured housing declined due to the continuation of difficult market conditions noted above. Recreational vehicle operating earnings decreased due to increased cost of sales as noted above. General corporate expenses declined due to a reduction in bonuses paid to certain administrative employees.

Interest Income
(Dollars in thousands)

			Change
			Increase
	2003	2002	(Decrease)
Interest Income	$1,995	$4,102	$(2,107)

Interest income is directly related to the amount available for investments and the prevailing yields of U.S. Government Securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources
(Dollars in thousands)

	May 31,		Change Increase
	2004	2003	(Decrease)
Cash and U.S. Treasury Bills	$150,449	$154,457	$(4,008)
Current Assets Exclusive of Cash and U.S. Treasury Bills	48,478	40,514	7,964
Current Liabilities	36,942	36,176	766
Working Capital	161,985	158,795	3,190

The Corporation’s policy is to invest in U.S. Government Securities when cash exceeds immediate operating requirements. Cash and U.S. Treasury Bills declined primarily as a result of a $3,300,000 prepayment to a new carrier for workers compensation insurance. The payment consists of anticipated administrative expenses as well as an amount the carrier believes will be needed to fund worker compensation claims over the next twelve months. Current assets exclusive of cash and U.S. Treasury Bills increased due to this payment. In addition, accounts receivable increased $3,798,000 as a result of sales for May 2004 being greater than May 2003 sales.

Various factors contributed to the increase in current liabilities. Accounts payable increased $1,786,000 due to a greater amount of sales for May 2004 versus May 2003. Income taxes payable decreased $1,620,000 due to the timing of tax payments at May 31, 2004 versus May 31, 2003.

Other deferred liabilities increased $1,162,000 primarily as a result of a change in valuation of the Corporation’s liability for post-retirement benefits offered to certain employees.

Capital expenditures totaled $1,928,000 for fiscal 2004 compared to $1,523,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2004 (dollars in thousands):

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$1,674	$804	$678	$192	$—

     The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2004 (dollars in thousands):

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Repurchase Agreements	$100,000	$100,000	$—	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal 2004, the Corporation did not experience any losses on the sale of repurchased units, while incurring losses of $50,000 and $179,000 during fiscal years 2003 and 2002, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Corporation to make certain estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates are periodically evaluated using historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ from these estimates. The following accounting policies are considered to require significant estimates:

Product Warranties

As referenced in Note 1 of the Notes to Consolidated Financial Statements, manufactured homes are sold with a fifteen-month warranty and recreational vehicles are sold with a two-year warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material adverse impact on future results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Critical Accounting Policies, continued

Workers’ Compensation Insurance

The Corporation is insured for expenses associated with workers’ compensation. Costs are accrued based on estimates of future medical claims provided by the carrier that insures the Corporation. Accruals are made up to a specified limit per individual injured and for an aggregate limit determined by the carrier.

Health Insurance

As referenced in Note 4 of the Notes to Consolidated Financial Statements, the Corporation utilizes insurance companies and a third party administrator in offering health insurance coverage to its employees. Costs of claims incurred but not paid are accrued based on past claims experience and relevant trend factors provided by the insurance companies and the third party administrator.

Other Matters

The provisions for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation believes that inflation has not had a material effect on its operations during fiscal years 2003 and 2002. During fourth quarter of fiscal year 2004, the Corporation experienced significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in that quarter, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is show in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and retained earnings, and of cash flows present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
June 17, 2004

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
 May 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
ASSETS
Current Assets
Cash	$8,838	$8,736
U.S. Treasury Bills, at cost plus accrued interest	141,611	145,721
Accounts receivable, trade, less allowance for doubtful accounts of $150 in 2004 and 2003	26,090	22,292
Inventories	9,895	9,414
Deferred income tax benefits	8,851	8,552
Other current assets	3,642	256

Total Current Assets	198,927	194,971

Property, Plant and Equipment, At Cost
Land	6,572	6,637
Buildings and improvements	63,241	64,806
Machinery and equipment	27,206	26,937

	97,019	98,380
Less accumulated depreciation	60,089	59,249

Net Property, Plant and Equipment	36,930	39,131

Other Assets	5,311	5,039

	$241,168	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
 May 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$7,776	$5,990
Accrued salaries and wages	6,222	6,290
Accrued profit sharing	2,454	2,327
Accrued marketing programs	5,368	5,397
Accrued warranty and related expenses	11,121	10,609
Other accrued liabilities	3,835	3,777
Income taxes payable	166	1,786

Total Current Liabilities	36,942	36,176

Other Deferred Liabilities	5,742	4,580

Commitments and Contingencies – See Note 2
Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,988	258,889
Treasury stock, at cost, 2,825,900 shares in 2004 and 2003	(65,744)	(65,744)

Total Shareholders’ Equity	198,484	198,385

	$241,168	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
 For the Years Ended May 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002
EARNINGS
Sales	$432,381	$419,817	$450,722
Cost of sales	377,807	366,633	387,050

Gross profit	54,574	53,184	63,672
Selling and administrative expenses	45,715	44,843	47,545

Operating earnings	8,859	8,341	16,127
Interest income	1,247	1,995	4,102

Earnings before income taxes	10,106	10,336	20,229
Provision for income taxes
Federal	3,330	3,545	6,825
State	635	598	1,150

	3,965	4,143	7,975

Net earnings	$6,141	$6,193	$12,254

Basic earnings per share	$.73	$.74	$1.46

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$258,889	$258,737	$252,525
Add net earnings	6,141	6,193	12,254
Less cash dividends paid ($.72 per share in 2004, 2003 and 2002)	6,042	6,041	6,042

Balance at end of year	$258,988	$258,889	$258,737

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
 For the Years Ended May 31, 2004, 2003 and 2002
Increase (Decrease) in Cash
(Dollars in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,141	$6,193	$12,254

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(1,247)	(1,995)	(4,102)
Depreciation	3,450	3,785	3,884
Amortization of discount or premium on U.S. Treasury Notes	—	—	6
Working capital items:
Accounts receivable	(3,798)	5,736	2,729
Inventories	(481)	218	(606)
Other current assets	(3,685)	(671)	165
Accounts payable, trade	1,786	131	(1,328)
Accrued liabilities	600	(1,048)	(1,240)
Income taxes payable	(1,620)	630	(884)
Other assets	(272)	(587)	(324)
Other deferred liabilities	1,162	524	314

Total Adjustments	(4,105)	6,723	(1,386)

Net cash provided by operating activities	2,036	12,916	10,868

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
 For the Years Ended May 31, 2004, 2003 and 2002
Increase (Decrease) in Cash
(Dollars in thousands)

	2004	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale or maturity of U. S. Treasury Bills	$381,434	$366,398	$410,274
Purchase of U.S. Treasury Bills	(376,077)	(371,797)	(434,253)
Maturity of U.S. Treasury Notes	—	—	25,000
Interest received from U. S. Treasury Notes	—	—	719
Proceeds from sale of property, plant and equipment	679	84	13
Purchase of property, plant and equipment	(1,928)	(1,523)	(3,330)

Net cash provided by (used in) investing activities	4,108	(6,838)	(1,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(6,042)	(6,041)	(6,042)

Net cash used in financing activities	(6,042)	(6,041)	(6,042)

Net increase in cash	102	37	3,249
Cash at beginning of year	8,736	8,699	5,450

Cash at end of year	$8,838	$8,736	$8,699

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies

Nature of operations—Skyline Corporation designs, manufactures and sells at wholesale both a broad line of single and multi-section manufactured homes and a large selection of towable recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation—The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries (the “Corporation”), each of which is wholly-owned. All intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—Substantially all of the Corporation’s products are made to order. Revenue is recognized upon shipment.

Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue.

Consolidated statements of cash flows—For purposes of the statements of cash flows, investments in U. S. Treasury Bills are included as investing activities. The Corporation’s cash flows from operating activities were reduced by income taxes paid of $5,884,000, $4,079,000 and $8,870,000 in 2004, 2003 and 2002, respectively.

Inventory—Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1 Nature of Operations and Accounting Policies, continued

Total inventories for the periods presented consisted of (dollars in thousands):

	May 31,
	2004	2003
Raw Materials	$4,158	$4,132
Work In Process	5,650	5,282
Finished Goods	87	—

	$9,895	$9,414

Property, plant and equipment—Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax purposes. Estimated useful lives for significant classes of property, plant and equipment are as follows: Building and improvements 10 to 30 years; Machinery and equipment 5 to 15 years.

Investments—The Corporation invests in United States Government Securities. These securities are typically held until maturity or reasonable proximity to maturity and are therefore classified as held-to-maturity and carried at amortized cost.

The carrying value of U.S. Treasury Bills, which approximates their fair market value, totaled $141,611,000 and $145,721,000 at May 31, 2004 and 2003, respectively. These securities mature within one year. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Warranty—The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty. The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

Note 1 Nature of Operations and Accounting Policies, continued

A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Year ended May 31,
	2004	2003	2002
Balance at the beginning of the period	$10,609	$10,100	$10,084
Accruals for warranties	11,478	11,425	12,853
Settlements made during the period	(10,966)	(10,916)	(12,837)

Balance at the end of the period	$11,121	$10,609	$10,100

Income taxes—The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes as follows (dollars in thousands):

	Year ended May 31,
	2004	2003	2002
Income taxes at statutory federal rate	$3,437	$3,518	$7,080
State income taxes, net of federal tax effect	419	394	748
Other	109	231	147

Income tax expense	$3,965	$4,143	$7,975

Effective tax rate	39.2%	40.1%	39.4%

The Corporation’s deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes, and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of such deferred tax items are not significant individually or in the aggregate.

Recently issued accounting pronouncements—The Corporation has determined that the effects on the financial statements from any recently issued accounting standards are not applicable.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 2 Commitments and Contingencies

The Corporation was contingently liable at May 31, 2004, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchase units, was approximately $100 million at May 31, 2004 and 2003. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Year Ended May 31,
	2004	2003	2002
Obligations from units repurchased	$23	$1,001	$922
Net loss on repurchased units	—	50	179

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal year ended May 31, 2004 was approximately $1,100,000, while lease expense for each of the fiscal years ended May 31, 2003 and 2002 was approximately $1,200,000. Future minimum lease commitments under operating leases are as follows (dollars in thousands):

Year Ending
May 31,	Amount

2005	$804
2006	436
2007	242
2008	148
2009	44
Thereafter	—

$1,674

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

In fiscal 2004, 2003 and 2002, the Corporation did not acquire any shares of its common stock.

The effect of the aggregate repurchases on basic earnings per share was $.18 per share in 2004, $.19 per share in 2003 and $.37 per share in 2002. At May 31, 2004, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4 Employee Benefits

A) HEALTH INSURANCE

The Corporation offers health insurance to eligible employees and dependents. This benefit is administered by utilizing a combination of insurance companies and a third party administrator. These parties provide individual reinsurance coverage limiting the Corporation’s liability for any catastrophic claims. Claims incurred but not reported are accrued based on estimates that incorporate the Corporation’s past experience and other considerations such as the nature of each claim and other relevant trend factors provided by the insurance companies and the third party administrator. Expenses associated with the health insurance benefit were $3,860,000, $3,737,000 and $ 4,685,000 for fiscal years ended May 31, 2004, 2003 and 2002, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 4 Employee Benefits, continued

B) PROFIT SHARING AND 401(K) PLANS

The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested in United States Government Securities. For the years ended May 31, 2004, 2003 and 2002, contributions to the Plans were $2,447,000, $2,356,000 and $2,413,000, respectively.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

C) RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 6.5 percent in fiscal 2004, 6.0 percent in fiscal 2003 and 7.0 percent in fiscal 2002. The amount accrued for such arrangements totaled $5,742,000 and $4,580,000 at May 31, 2004 and 2003, respectively. The amount charged to operations under these arrangements was $1,145,000 in fiscal year 2004, $252,000 in fiscal 2003 and $352,000 in fiscal year 2002.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information
(Dollars in thousands)

	2004	2003	2002
SALES
Manufactured housing	$310,367	$293,448	$339,260
Recreational vehicles	122,014	126,369	111,462

Total sales	$432,381	$419,817	$450,722

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$13,035	$11,116	$19,107
Recreational vehicles	150	439	925
General corporate expenses	(4,326)	(3,214)	(3,905)

Total operating earnings	8,859	8,341	16,127
Interest income	1,247	1,995	4,102

Earnings before income taxes	$10,106	$10,336	$20,229

IDENTIFIABLE ASSETS
OPERATING ASSETS
Manufactured housing	$75,079	$71,225	$77,846
Recreational vehicles	24,478	22,195	22,579

Total operating assets	99,557	93,420	100,425
U.S. TREASURY BILLS	141,611	145,721	138,327

Total assets	$241,168	$239,141	$238,752

DEPRECIATION
Manufactured housing	$2,777	$3,103	$3,268
Recreational vehicles	673	682	616

Total depreciation	3,450	$3,785	$3,884

CAPITAL EXPENDITURES
Manufactured housing	1,158	$1,230	$2,085
Recreational vehicles	770	293	1,245

Total capital expenditures	$1,928	$1,523	$3,330

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information

Operating earnings represent earnings before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

Financial Summary by Quarter
 Unaudited
(Dollars in thousands, except per share data)

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Year
Sales	$109,679	$114,583	$90,995	$117,124	$432,381
Gross profit	15,224	15,059	9,396	14,895	54,574
Net earnings (loss)	2,037	2,068	(718)	2,754	6,141
Basic earnings (loss) per share	.24	.25	(.09)	.33	.73

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter	Year
Sales	$116,492	$112,467	$87,709	$103,149	$419,817
Gross profit	14,941	14,911	8,878	14,454	53,184
Net earnings (loss)	1,822	1,951	(827)	3,247	6,193
Basic earnings (loss) per share	.22	.23	(.10)	.39	.74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Corporation’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of the annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Corporation’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which this annual report was being prepared.

(b)	Changes in internal controls: There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART III

Item 10.	Executive Officers of the Registrant (Officers are elected annually)

Name	Age	Position
Thomas G. Deranek	68	Vice Chairman and Chief Executive Officer

William H. Murschel	59	President – Chief Operations Officer

Terrence M. Decio	52	Executive Vice President

James R. Weigand	49	Vice President – Finance & Treasurer and Chief Financial Officer

Christopher R. Leader	45	Vice President – Operations

Charles W. Chambliss	54	Vice President – Product Development and Engineering

Jon S. Pilarski	41	Corporate Controller

Item 10.	Executive Officers of the Registrant (Officers are elected annually), continued

Thomas G. Deranek, Vice Chairman and Chief Executive Officer, joined the Corporation in 1964. He served as Chief of Staff from 1991 to 2001 and was elected Vice Chairman and Chief Executive Officer in September 2001.

William H. Murschel, President-Chief Operations Officer, joined the Corporation in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

Terrence M. Decio, Executive Vice President, joined the Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, Senior Executive Vice President in 1993 and Executive Vice President in 2004.

James R. Weigand, Vice President-Finance & Treasurer and Chief Financial Officer, joined the Corporation in 1991 as Controller. He was elected an officer in 1994 and Vice President-Finance & Treasurer and Chief Financial Officer in 1997.

Christopher R. Leader, Vice President-Operations, joined the Corporation in January 1997 and was elected Vice President in September 1997.

Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996.

Jon S. Pilarski, Corporate Controller, joined the Corporation in 1994 and was elected Corporate Controller in 1997.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is show in the financial statements or notes thereto.

(a)	(3)	Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

	(3)(i)	Articles of Incorporation

	(3)(ii)	By-Laws

	(14)	Code of Ethics

	(21)	Subsidiaries of the Registrant

	(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d – 14(a)

	(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d – 14(a)

	(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K was filed on March 19, 2004. The filing was made to publicize the Corporation’s financial results for the quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

DATE: July 14, 2004	BY:	/s/ Thomas G. Deranek

Thomas G. Deranek, Vice Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: July 14, 2004	BY:	/s/ James R. Weigand

James R. Weigand, Vice President-Finance and Treasurer and Chief Financial Officer

DATE: July 14, 2004	BY:	/s/ Jon S. Pilarski

Jon S. Pilarski, Corporate Controller

DATE: July 14, 2004	BY:	/s/ Arthur J. Decio

Arthur J. Decio, Director, Chairman of the Board, serving in a non-executive officer capacity

DATE: July 14, 2004	BY:	/s/ Jerry Hammes

Jerry Hammes, Director

DATE: July 14, 2004	BY:	/s/ Ronald F. Kloska

Ronald F. Kloska, Director

DATE: July 14, 2004	BY:

William H. Lawson, Director

DATE: July 14, 2004	BY:	/s/ David T. Link

David T. Link, Director

DATE: July 14, 2004	BY:	/s/ Andrew J. McKenna

Andrew J. McKenna, Director