Form 10-Q
period 2004-08-31
SKYLINE CORP
filed 2004-10-12
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number: 1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)

(574) 294-6521

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [   ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [   ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 12, 2004

Common Stock	8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash	$6,442	$8,838
U.S. Treasury Bills, at cost plus accrued interest	94,798	141,611
U.S. Treasury Notes, at cost plus accrued interest	45,177	—
Accounts receivable, trade, less allowance for doubtful accounts of $150	28,468	26,090
Inventories	11,698	9,895
Other current assets	11,931	12,493

Total Current Assets	198,514	198,927

Property, Plant and Equipment, At Cost
Land	6,572	6,572
Buildings and improvements	63,617	63,241
Machinery and equipment	28,031	27,206

	98,220	97,019
Less accumulated depreciation	60,791	60,089

Net Property, Plant and Equipment	37,429	36,930

Other Assets	5,322	5,311

	$241,265	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	August 31, 2004	May 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$8,243	$7,776
Accrued salaries and wages	5,365	6,222
Accrued profit sharing	668	2,454
Accrued marketing programs	8,419	5,368
Accrued warranty and related expenses	11,276	11,121
Other accrued liabilities	3,314	3,835
Income taxes payable	428	166

Total Current Liabilities	37,713	36,942

Other Deferred Liabilities	5,773	5,742

Commitments and Contingencies- See Note 1
Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,283	258,988
Treasury stock, at cost, 2,825,900 shares at August 31, 2004 and May 31, 2004	(65,744)	(65,744)

Total Shareholders’ Equity	197,779	198,484

	$241,265	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per share data)

	2004	2003
EARNINGS
Sales	$117,111	$109,679
Cost of sales	104,030	94,455

Gross profit	13,081	15,224
Selling and administrative expenses	12,124	12,197

Operating earnings	957	3,027
Interest income	389	332

Earnings before income taxes	1,346	3,359
Provision for income taxes:
Federal	460	1,086
State	80	236

	540	1,322

Net earnings	$806	$2,037

Basic earnings per share	$.10	$.24

Cash dividends per share	$.18	$.18

Weighted average common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$258,988	$258,889
Add net earnings	806	2,037
Less cash dividends paid	1,511	1,510

Balance at end of period	$258,283	$259,416

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2004 and 2003
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$806	$2,037

Adjustments to reconcile net earnings to net cash provided by operating activities:
Interest income earned on U.S. Treasury Bills and Notes	(389)	(332)
Amortization of discount on U.S. Treasury Notes	8	—
Interest receivable on U.S. Treasury Notes	(179)	—
Depreciation	802	844
Working Capital Items:
Accounts receivable	(2,378)	(6,117)
Inventories	(1,803)	(621)
Other current assets	562	(734)
Accounts payable, trade	467	1,351
Accrued liabilities	42	641
Income taxes payable	262	(408)
Other assets	(11)	(14)
Other deferred liabilities	31	40

Total Adjustments	(2,586)	(5,350)

Net cash used in operating activities	(1,780)	(3,313)

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)
For the three-month periods ended August 31, 2004 and 2003
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale or maturity of U.S. Treasury Bills	$98,985	$136,485
Purchase of U.S. Treasury Bills	(51,852)	(132,580)
Purchase of U.S. Treasury Notes	(44,930)	—
Proceeds from sale of property, plant and equipment	4	5
Purchase of property, plant and equipment	(1,312)	(444)

Net cash provided by investing activities	895	3,466

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(1,510)

Net cash used in financing activities	(1,511)	(1,510)

Net decrease in cash	(2,396)	(1,357)
Cash at beginning of year	8,838	8,736

Cash at end of quarter	$6,442	$7,379

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2004, in addition to the consolidated results of operations and consolidated cash flows for three-month periods ended August 31, 2004 and 2003.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	August 31, 2004	May 31, 2004
Raw Materials	$4,672	$4,158
Work In Process	5,728	5,650
Finished Goods	1,298	87

	$11,698	$9,895

The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year warranty.

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

	Three-Months Ended	Three-Months Ended
	August 31, 2004	August 31, 2003
Balance at the beginning of the period	$11,121	$10,609
Accruals for warranties	3,167	2,611
Settlements made during the period	(3,012)	(2,468)

Balance at the end of the period	$11,276	$10,752

The Corporation was contingently liable at August 31, 2004 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $94 million at August 31, 2004 and $100 million at May 31, 2004. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were no repurchases in the three-month periods ending August 31, 2004 and 2003.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies (continued)

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

NOTE 2 Industry Segment Information
(Dollars in thousands)

	2004	2003
SALES
Manufactured housing	$84,778	$78,547
Recreational vehicles	32,333	31,132

Total sales	$117,111	$109,679

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$2,784	$3,630
Recreational vehicles	(1,124)	457
General corporate expense	(703)	(1,060)

Total operating earnings	957	3,027
Interest income	389	332

Earnings before income taxes	$1,346	$3,359

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Skyline Corporation:

We have reviewed the accompanying consolidated balance sheet of Skyline Corporation and its subsidiaries as of August 31, 2004, and the related consolidated statements of earnings and retained earnings for each of the three-month periods ended August 31, 2004 and 2003 and the consolidated statements of cash flows for the three-month periods ended August 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of May 31, 2004, and the related consolidated statements of earnings and retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 17, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of May 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Chicago, Illinois
September 20, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Corporation sells manufactured housing and towable recreational vehicle products to independent dealers and manufactured housing communities located throughout the United States. To better serve the needs of its dealers, the Corporation has twenty-two manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing, economic uncertainty and global tensions, has resulted in industry sales to be the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years.

Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. The Corporation is capitalizing on the increased demand for multi-section homes by expanding manufacturing capabilities. Twelve manufacturing housing facilities obtained approval to produce modular homes, which will extend existing product offerings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the Three-Month Period Ended August 31, 2003

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$84,778	72.4	$78,547	71.7	$6,231
Recreational Vehicles	32,333	27.6	31,132	28.3	1,201

Total Sales	$117,111	100.0	$109,679	100.0	$7,432

Unit Shipments
Manufactured Housing	1,975	46.6	2,010	48.4	(35)
Recreational Vehicles	2,261	53.4	2,144	51.6	117

Total Unit Shipments	4,236	100.0	4,154	100.0	82

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit rose due to increased selling prices, and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 82.1 percent of total unit sales for the three-month period ended August 31, 2004 versus 81.3 percent for the three-month period ended August 31, 2003.

Recreational vehicle sales rose due to greater demand for travel trailers, and increased selling prices meant to offset increased material costs.

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$74,072	87.4	$67,098	85.4	$6,974
Recreational Vehicles	$29,958	92.7	$27,357	87.9	$2,601

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$104,030	88.8	$94,455	86.1	$9,575

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the Three-Month Period Ended August 31, 2003 (continued)

Cost of sales for both business segments rose primarily due to increased cost of lumber, lumber-related materials and steel. In addition, the Corporation experienced rising costs associated with workers compensation and warranty. The recreational vehicles segment was also impacted by startup costs for a new recreational vehicle facility.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$12,124	10.4	$12,197	11.1	$(73)

The percentage decrease is primarily due to controlling costs while sales increased.

Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$2,784	3.3	$3,630	4.6	$(846)
Recreational Vehicles	$(1,124)	(3.5)	457	1.5	$(1,581)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	$(703)	0.6	(1,060)	1.0	357

Total Operating Earnings	$957	0.8	$3,027	2.8	$(2,070)

As noted above, increased costs of material, workers compensation and warranty negatively affected operating earnings for both segments. The recreational vehicle segment was further impacted by startup costs for a new facility. General corporate expenses decreased primarily due to a decrease in the accrual for performance based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the Three-Month Period Ended August 31, 2003 (continued)

Interest Income
(Dollars in thousands)

			Change
			Increase
	2004	2003	(Decrease)
Interest Income	$389	$332	$57

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Liquidity and Capital Resources
(Dollars in thousands)

			Change
	August 31,	May 31,	Increase
	2004	2004	(Decrease)
Cash and U.S. Treasury Bills and Notes	$146,417	$150,449	$(4,032)
Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	$52,097	$48,478	$3,619
Current Liabilities	$37,713	$36,942	$771
Working Capital	$160,801	$161,985	$(1,184)

The Corporation’s policy is to invest in U.S. Government Securities when cash exceeds immediate operating requirements. Current assets exclusive of cash and U.S. Treasury Bill and Notes increased due to a rise in accounts receivables, $2,378,000, and inventories, $1,803,000. Accounts receivable increased as a result of higher amount of sales in August 2004 versus May 2004. Inventories rose due to a greater number of finished manufactured homes in inventory at August 31, 2004 versus May 31, 2004. These homes are primarily models on display at manufacturing facilities.

Various factors contributed to the increase in current liabilities. Accrued profit sharing decreased $1,786,000 due to the timing of a yearly contribution to the Corporation’s profit sharing plan. Accrued salaries and wages decreased $857,000 as a result of the timing of payments to employees at August 31, 2004 versus May 31, 2004. Accrued marketing programs increased $3,051,000 due to higher sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Capital expenditures totaled $1,312,000 for the three-months ended August 31, 2004 compared to $444,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

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

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation believes that inflation has not had a material effect on its operations during the three-month period ended August 31, 2004. The Corporation however, recently experienced significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first quarter of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation.

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

Forward Looking Information (continued)

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

PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2004 filed by the registrant with the Commission.

Item 4. Submission of Matters to a Vote of Security Holders

On September 30, 2004, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld
Arthur J. Decio	7,911,231	0	32,247
Thomas G. Deranek	7,695,325	0	248,153
Jerry Hammes	7,867,205	0	76,273
Ronald F. Kloska	7,678,734	0	264,744
William H. Lawson	7,867,406	0	76,072
David T. Link	7,931,306	0	12,172
Andrew J. McKenna	7,685,323	0	258,155

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was filed on June 18, 2004. The purpose of the filing was to publicize the Corporation’s earnings for both the quarter and year ending May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	October 12, 2004	/s/ JAMES R. WEIGAND James R. Weigand Chief Financial Officer

DATE:	October 12, 2004	/s/ JON S. PILARSKI Jon S. Pilarski Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002