Form 10-Q
period 2004-11-30
SKYLINE CORP
filed 2005-01-10
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 30, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)

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

[X] Yes      [   ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 10, 2005
Common Stock	8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	November 30, 2004	May 31, 2004
ASSETS

Current Assets
Cash	$8,799	$8,838
U.S. Treasury Bills, at cost plus accrued interest	93,652	141,611
U.S. Treasury Notes, at cost plus accrued interest	45,018	-
Accounts receivable, trade, less allowance for doubtful accounts of $150	25,769	26,090
Inventories	10,279	9,895
Other current assets	11,155	12,493

Total Current Assets	194,672	198,927

Property, Plant and Equipment, At Cost
Land	6,572	6,572
Buildings and improvements	63,743	63,241
Machinery and equipment	28,367	27,206

	98,682	97,019
Less accumulated depreciation	61,524	60,089

Net Property, Plant and Equipment	37,158	36,930

Other Assets	5,429	5,311

	$237,259	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	November 30, 2004	May 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$8,158	$7,776
Accrued salaries and wages	5,847	6,222
Accrued profit sharing	1,335	2,454
Accrued marketing programs	10,618	5,368
Accrued warranty and related expenses	11,464	11,121
Other accrued liabilities	4,269	3,835
Income taxes payable	-	166

Total Current Liabilities	41,691	36,942

Other Deferred Liabilities	5,808	5,742

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	250,264	258,988
Treasury stock, at cost, 2,825,900 shares at November 30, 2004 and May 31, 2004	(65,744)	(65,744)

Total Shareholders’ Equity	189,760	198,484

	$237,259	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	2004	2003	2004	2003
EARNINGS
Sales	$120,585	$114,583	$237,696	$224,262
Cost of sales	105,426	99,524	209,456	193,979

Gross profit	15,159	15,059	28,240	30,283
Selling and administrative expenses	12,537	11,872	24,661	24,069

Operating earnings	2,622	3,187	3,579	6,214
Interest income	533	294	922	626

Earnings before income taxes	3,155	3,481	4,501	6,840
Provision for income taxes:
Federal	1,059	1,174	1,519	2,260
State	211	239	291	475

	1,270	1,413	1,810	2,735

Net earnings	$1,885	$2,068	$2,691	$4,105

Basic earnings per share	$.22	$.25	$.32	$.49

Cash dividends per share	$1.18	$.18	$1.36	$.36

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$258,283	$259,416	$258,988	$258,889
Add net earnings	1,885	2,068	2,691	4,105
Less cash dividends paid	9,904	1,511	11,415	3,021

Balance at end of period	$250,264	$259,973	$250,264	$259,973

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2004 and 2003
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2004	2003
		(As Restated
		See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,691	$4,105

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,610	1,672
Working Capital Items:
Accounts receivable	321	(1,794)
Accrued interest receivable	(22)	60
Inventories	(384)	(625)
Other current assets	1,338	(243)
Accounts payable, trade	382	714
Accrued liabilities	4,533	3,600
Income taxes payable	(166)	(1,786)
Other, net	28	164

Total Adjustments	7,640	1,762

Net cash provided by operating activities	10,331	5,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	187,257	180,283
Purchase of U.S. Treasury Bills	(139,364)	(182,915)
Purchase of U.S. Treasury Notes	(44,930)	-
Proceeds from sale of property, plant and equipment	29	676
Purchase of property, plant and equipment	(1,867)	(1,246)
Other, net	(80)	(80)

Net cash provided by (used in) investing activities	1,045	(3,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,415)	(3,021)

Net cash used in financing activities	(11,415)	(3,021)

Net decrease in cash	(39)	(436)
Cash at beginning of year	8,838	8,736

Cash at end of quarter	$8,799	$8,300

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 Nature of Operations, Accounting Policies and Restatement of 2003 Consolidated Statement of Cash Flows

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2004, in addition to the consolidated results of operations and consolidated cash flows for the six-month periods ended November 30, 2004 and 2003.

The Corporation has restated its Consolidated Statement of Cash Flows for the six-month period ended November 30, 2003 as more fully described in Note 3.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K, except for the Consolidated Statement of Cash Flows which are being restated as discussed in the Corporation's most recent Form 8-K.

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	November 30, 2004	May 31, 2004

Raw Materials	$4,399	$4,158
Work In Process	5,653	5,650
Finished Goods	227	87

	$10,279	$9,895

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

	Six-Months Ended	Six-Months Ended
	November 30, 2004	November 30, 2003

Balance at the beginning of the period	$11,121	$10,609
Accruals for warranties	6,340	5,563
Settlements made during the period	(5,997)	(5,268)

Balance at the end of the period	$11,464	$10,904

The Corporation was contingently liable at November 30, 2004 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $106 million at November 30, 2004 and $100 million at May 31, 2004. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were no repurchases in the six-month periods ending November 30, 2004 and 2003.

In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, and requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Corporation beginning June 1, 2006. The Corporation does not expect the adoption of this pronouncement to have a material impact on its future financial condition or results of operations.

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 Industry Segment Information
(Dollars in thousands)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
SALES
Manufactured housing	$91,732	$84,920	$176,510	$163,467
Recreational vehicles	28,853	29,663	61,186	60,795

Total sales	$120,585	$114,583	$237,696	$224,262

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$4,365	$4,292	$7,149	7,922
Recreational vehicles	(939)	(195)	(2,063)	262
General corporate expense	(804)	(910)	(1,507)	(1,970)

Total operating earnings	2,622	3,187	3,579	6,214
Interest income	533	294	922	626

Earnings before income taxes	$3,155	$3,481	$4,501	$6,840

Operating earnings represent earnings before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

NOTE 3 Reclassification of Interest Income Earned

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. In connection with the preparation of the unaudited consolidated financial statements for the six-month period ended November 30, 2004, the Corporation determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 Reclassification of Interest Income Earned (continued)

Accordingly, the Corporation has restated its Consolidated Statement of Cash Flows for the six-month period ended November 30, 2003, to properly allocate the proceeds from the sale or maturity of U.S. Treasury Bills between operating and investing activities. The restatement had no effect on the total or per-share amount of net earnings or retained earnings for the period. The restatement of the Consolidated Statement of Cash Flows had the following effect:

	Six-Months Ended
	November 30, 2003

		As Previously
	As Restated	Reported

Net cash provided by operating activities	$5,867	$5,101

Net cash used in investing activities	$(3,282)	$(2,516)

Certain other prior period amounts have been reclassified on the Consolidated Statement of Cash Flows to conform with current year presentation.

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

Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. The Corporation is capitalizing on the increased demand for multi-section homes by expanding manufacturing capabilities. Twelve manufactured housing facilities obtained approval from applicable state and local governmental entities to produce modular homes, which will extend existing product offerings.

The recreational vehicle segment is witnessing a shift in consumer demand for both metal-sided products and products with bonded fiberglass exteriors. The Corporation is positioning itself to take advantage of the expanding towable recreational vehicle segment in which it competes.

Restatement of Cash Flow Activity

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Consolidated Statement of Cash Flow for the six-month period ended November 30, 2003, as described in Note 3 to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Three-Month Period Ended November 30, 2004 Compared to the Three-Month Period Ended November 30, 2003

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$91,732	76.1	$84,920	74.1	$6,812
Recreational Vehicles	28,853	23.9	29,663	25.9	(810)

Total Sales	$120,585	100.0	$114,583	100.0	$6,002

Unit Shipments
Manufactured Housing	2,093	52.7	2,191	52.0	(98)
Recreational Vehicles	1,881	47.3	2,022	48.0	(141)

Total Unit Shipments	3,974	100.0	4,213	100.0	(239)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit rose due to increased selling prices and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 81.5 percent of total unit sales for the three-month period ended November 30, 2004 versus 78.9 percent for the three-month period ended November 30, 2003.

Recreational vehicle sales declined due to a product mix shift toward travel trailers. This product has an average selling price that is lower than fifth wheel recreational vehicles and park models. Travel trailers represent 81.9 percent of total unit sales for the three-month period ended November 30, 2004 versus 71.6 percent for the three-month period ended November 30, 2003.

Recreational vehicle unit sales decreased as a result of a continued shift in consumer demand toward products with bonded fiberglass exteriors. The Corporation currently offers a limited number of models with this exterior.

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$79,019	86.1	$73,046	86.0	$5,973
Recreational Vehicles	26,407	91.5	26,478	89.3	(71)

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$105,426	87.4	$99,524	86.9	$5,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Three-Month Period Ended November 30, 2004 Compared to the Three-Month Period Ended November 30, 2003 (continued)

Cost of sales as a percentage of sales for both business segments rose primarily due to increased cost of lumber, lumber-related materials and steel. In addition, the Corporation experienced rising costs associated with workers compensation and warranty. The recreational vehicles segment was also impacted by startup costs for a new recreational vehicle facility.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$12,537	10.4	$11,872	10.4	$665

Expenses as a percentage of sales were flat between the two periods.

Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$4,365	4.8	$4,292	5.1	$73
Recreational Vehicles	(939)	(3.3)	(195)	(0.7)	(744)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate
Expenses	(804)	(0.7)	(910)	(0.8)	106

Total Operating Earnings	$2,622	2.2	$3,187	2.8	$(565)

As noted above, increased costs of material, workers compensation and warranty negatively affected operating earnings for both segments. The manufactured housing segment had increased sales volume discounts resulting from existing marketing programs. The recreational vehicle segment was further impacted by startup costs of $214,000 for a new facility, a product mix shift toward travel trailers and consumer demand for products with bonded fiberglass exteriors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Three-Month Period Ended November 30, 2004 Compared to the Three-Month Period Ended November 30, 2003 (continued)

Interest Income
(Dollars in thousands)

			Change
			Increase
	2004	2003	(Decrease)
Interest Income	$533	$294	$239

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Six-Month Period Ended November 30, 2004 Compared to the Six-Month Period Ended November 30, 2003

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$176,510	74.3	$163,467	72.9	$13,043
Recreational Vehicles	61,186	25.7	60,795	27.1	391

Total Sales	$237,696	100.0	$224,262	100.0	$13,434

Unit Shipments
Manufactured Housing	4,068	49.5	4,201	50.2	(133)
Recreational Vehicles	4,142	50.5	4,166	49.8	(24)

Total Unit Shipments	8,210	100.0	8,367	100.0	(157)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit rose due to increased selling prices and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 81.8 percent of total unit sales for the six-month period ended November 30, 2004 versus 80.1 percent for the six-month period ended November 30, 2003.

Recreational vehicle sales stayed relatively flat despite a product mix shift toward travel trailers and changing consumer taste for models with bonded fiberglass exteriors.

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$153,091	86.7	$140,144	85.7	$12,947
Recreational Vehicles	56,365	92.1	53,835	88.6	2,530

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$209,456	88.1	$193,979	86.5	$15,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Six-Month Period Ended November 30, 2004 Compared to the Six-Month Period Ended November 30, 2003 (continued)

Cost of sales for both business segments rose primarily due to increased cost of lumber, lumber-related materials and steel. In addition, the Corporation experienced rising costs associated with workers compensation and warranty. The recreational vehicles segment was also impacted by startup costs for a new recreational vehicle facility.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$24,661	10.4	$24,069	10.7	$592

The decrease as a percentage of sales is due to a smaller proportion of fixed and semi-fixed costs resulting from higher sales.

Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of Segment		Percent of	Increase
	2004	Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$7,149	4.1	$7,922	4.8	$(773)
Recreational Vehicles	(2,063)	(3.4)	262	0.4	(2,325)
		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	(1,507)	(0.6)	(1,970)	(0.9)	463

Total Operating Earnings	$3,579	1.5	$6,214	2.8	$(2,635)

As noted above, increased costs of material, workers compensation and warranty negatively affected operating earnings for both segments. The manufactured housing segment had increased sales volume discounts resulting from existing marketing programs. The recreational vehicle segment was further impacted by startup costs of $705,000 for a new facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations — Six-Month Period Ended November 30, 2004 Compared to the Six-Month Period Ended November 30, 2003 (continued)

Interest Income
(Dollars in thousands)

			Change
			Increase
	2004	2003	(Decrease)
Interest Income	$922	$626	$296

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Liquidity and Capital Resources
(Dollars in thousands)

			Change
	November 30,	May 31,	Increase
	2004	2004	(Decrease)
Cash and U.S. Treasury Bills and Notes	$147,469	$150,449	$(2,980)
Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	$47,203	$48,478	$(1,275)
Current Liabilities	$41,691	$36,942	$4,749
Working Capital	$152,981	$161,985	$(9,004)

The Corporation’s policy is to invest in U.S. Government Securities when cash exceeds immediate operating requirements. Current assets exclusive of cash and U.S. Treasury Bill and Notes decreased due to a $1,338,000 decrease in other current assets. Other current assets declined due to a reduction in a prepayment for the Corporation’s future estimated cost of workers’ compensation benefits.

Various factors contributed to the increase in current liabilities. Accrued profit sharing decreased $1,119,000 due to the timing of a yearly contribution to the Corporation’s profit sharing plan. Accrued marketing programs increased $5,250,000 due to higher sales and the timing of payments for an ongoing marketing program

Capital expenditures totaled $1,867,000 for the six-months ended November 30, 2004 compared to $1,246,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

A special dividend of $8,391,000 ($1.00 per share) was paid on November 1, 2004 to shareholders of the Corporation’s common stock at the close of business October 14, 2004.

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

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation however, recently experienced significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that except as noted above, inflation has not had a material effect on its operations during the six-month period ended
November 30, 2004.

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

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures: Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as remediated and discussed below are effective such that information related to the Corporation required to be disclosed in the Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Restatement of Consolidated Statements of Cash Flows: As set forth in Note 3 to the financial statements herein, the Corporation restated its Consolidated Statements of Cash Flows for the six-months ended November 30, 2003. The restatement resulted from a deficiency in the Corporation’s internal controls over financial reporting regarding the classification of proceeds received from the sale or maturity of U.S. Treasury Bills. Pursuant to Public Company Accounting Oversight Board Standard No. 2, which will first be applicable to the Corporation as of May 31, 2005, a restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency. The Corporation has implemented changes to its internal controls over financial reporting regarding the classification of proceeds received from the sale or maturity of U.S. Treasury Bills to remediate this significant deficiency.

PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2004 filed by the registrant with the Commission.

Item 6. Exhibits

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

SKYLINE CORPORATION
DATE: January 10, 2005	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE: January 10, 2005	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002