Form 10-K/A
period 2004-05-31
SKYLINE CORP
filed 2005-03-21
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

574-294-6521

(Registrant’s telephone number)

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

YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑     NO ☐

The aggregate market value of the voting stock held by non-affiliates of registrant (6,818,780 shares) based on the closing price on the New York Stock Exchange on July 14, 2004 was $253,454,053.

DOCUMENTS INCORPORATED BY REFERENCE:

Title	Form 10-K/A
Proxy Statement dated	Part III, Items 10 – 14
for Annual Meeting of Shareholders to
be held September 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A amends our annual report on Form 10-K for the fiscal year ended May 31, 2004, as filed with the Securities and Exchange Commission on July 29, 2004, for the purpose of re-filing Item 6 “Selected Financial Data”, Item 7 “Management’s Discussion and Analysis of Financial Data”, Item 8 “Financial Statements and Supplementary Data”, Item 9A “Controls and Procedures”, and Item 15 “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” Exhibits 31 and 32. See “Restatements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. Accordingly, the Corporation has restated its Consolidated Statement of Cash Flows for the twelve-month period ended May 31, 2004, 2003 and 2002, to properly classify the proceeds from the sale or maturity of U.S. Treasury Bills as either operating or investing activities.

The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current. Accordingly, the Corporation’s Consolidated Financial Statements have also been restated for each of the three years in the period ended May 31, 2004 to incorporate the adjustments for the above noted immaterial misclassifications.

This Amendment does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. For the convenience of the reader, we have included in this Amendment our entire 10-K, as amended.

FORM 10-K/A
CROSS-REFERENCE INDEX

Certain information required to be included in this Form 10-K/A is also included in the registrant’s Proxy Statement used in connection with its 2004 Annual Meeting of Shareholders to be held on September 30, 2004 (“2004 Proxy Statement”). The following cross-reference index shows the page locations in the 2004 Proxy Statement of that information which is incorporated by reference into this Form 10-K/A and the page location in this Form 10-K/A of that information not incorporated by reference. All other sections of the 2004 Proxy Statement are not required in this Form 10-K/A and should not be considered a part hereof.

		2004
	Form	Proxy
	10-K/A	Statement
PART I

Item 1. Business	3

Item 2. Properties	10

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters	11

Item 6. Selected Financial Data	12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation	13

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements	22
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets	24
Consolidated Statements of Earnings and Retained Earnings	26
Consolidated Statements of Cash Flows	27
Notes to Consolidated Financial Statements	29
Articles of Incorporation
By-Laws
Code of Ethics
Subsidiaries of the Registrant
Certification
Certification
Certification
Certification

FORM 10-K/A
CROSS-REFERENCE INDEX
(Continued)

		2004
	Form	Proxy
	10-K/A	Statement
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41

Item 9A. Controls and Procedures	41

PART III

Item 10. Directors and Executive Officers of the Registrant	42	3-4

Item 11. Executive Compensation		9-10

Item 12. Security Ownership of Certain Beneficial Owners and Management		3-4 8-9

Item 13. Certain Relationships and Related Transactions		10-11

Item 14. Principal Accountant Fees and Services		7-8

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements	43
2. Financial Statement Schedules	43
3. Index to Exhibits	43

(b) Reports on Form 8-K	43

SIGNATURES AND CERTIFICATIONS	44

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

400,000
350,000
300,000
250,000
200,000
150,000
100,000
50,000
0
Unit Shipments
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003

1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
210,787	254,276	303,932	339,601	363,411	353,377	372,843	348,671	250,550	193,229	168,491	130,937

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

Item 1. Business

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

	2004		2003
Quarter	High	Low	High	Low
First	$32.60	$27.80	$34.40	$27.20
Second	$34.60	$31.30	$31.10	$26.30
Third	$41.22	$31.91	$30.10	$24.60
Fourth	$45.39	$34.94	$30.33	$24.60

Item 6. Selected Financial Data

Dollars in thousands except per share data

	2004	2003	2002	2001	2000
	(As	(As	(As	(As	(As
	Restated)	Restated)	Restated)	Restated)	Restated)
FOR THE YEAR
Sales	$433,900	$421,315	$453,704	$466,716	$583,611

Net earnings (1)	$6,141	$6,193	$12,254	$11,170	$15,028

Cash dividends paid	$6,042	$6,041	$6,042	$6,124	$6,410

Capital expenditures	$1,928	$1,523	$3,330	$2,499	$4,115

Depreciation	$3,450	$3,785	$3,884	$3,919	$4,022

Weighted average common shares Outstanding	8,391,244	8,391,244	8,391,244	8,468,321	8,858,628

AT YEAR END
Working capital (1)	$163,438	$160,750	$158,200	$151,424	$125,369

Current ratio (1)	6.1:1	6.1:1	5.9:1	5.2:1	4.5:1

U.S. Treasury Notes	$—	$—	$—	$25,006	$25,072

Property, plant and equipment, net	$36,930	$39,131	$41,477	$42,044	$44,188

Total assets	$241,168	$239,141	$238,752	$235,678	$235,666

Shareholders’ equity	$198,484	$198,385	$198,233	$192,021	$192,949

Treasury stock	$65,744	$65,744	$65,744	$65,744	$59,770

PER SHARE
Basic earnings	$.73	$.74	$1.46	$1.32	$1.70

Cash dividends paid	$.72	$.72	$.72	$.72	$.72

Shareholders’ equity	$23.65	$23.64	$23.62	$22.88	$22.22

(1) Sales, working capital and current ratios have been restated. See Note 6 in Item 8 “Financial Statements and Supplementary Data”.

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

Restatements

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatements of the interest received in the Consolidated Statement of Cash Flows and the immaterial misclassifications in the Consolidated Financial Statements for the twelve-month periods ended May 31, 2004, 2003 and 2002, as described in Note 6 to the Consolidated Financial Statements.

Results of Operations — Fiscal 2004 Compared to Fiscal 2003

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$311,354	71.8	$294,349	69.9	$17,005
Recreational Vehicles	122,546	28.2	126,966	30.1	(4,420)

Total Sales	$433,900	100.0	$421,315	100.0	$12,585

Unit Shipments
Manufactured Housing	7,723	48.0	7,922	47.6	(199)
Recreational Vehicles	8,375	52.0	8,720	52.4	(345)

Total Unit Shipments	16,098	100.0	16,642	100.0	(544)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations - Fiscal 2004 Compared to Fiscal 2003, continued

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Cost of Sales-Consolidated	$383,518	88.4	$372,036	88.3	$11,482

Cost of Sales- Manufactured Housing	$272,768	87.6	$258,045	87.7	$14,723
Cost of Sales-Recreational Vehicles	$110,750	90.4	$113,991	89.8	$(3,241)

The percentage increase in cost of sales for recreational vehicles is the result of a product mix shift toward lower margin models. Cost of sales for both segments was negatively affected in the fourth quarter of fiscal 2004 by an unprecedented increase in the cost of lumber, lumber-related materials and steel.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$41,523	9.6	$40,938	9.7	$585

Operating Earnings

(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$13,035	4.2	$11,116	3.8	$1,919

Recreational Vehicles	$150	0.1	$439	0.3	$(289)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Total Sales	2003	Total Sales	(Decrease)
General Corporate Expenses	$(4,326)	1.0	$(3,214)	0.8	$(1,112)

Total Operating Earnings	$8,859	2.0	$8,341	2.0	$518

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2004 Compared to Fiscal 2003, continued

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

Results of Operations — Fiscal 2003 Compared to Fiscal 2002

Sales and Unit Shipments

(Dollars in thousands)

					Change
					Increase
	2003	Percent	2002	Percent	(Decrease)
Sales
Manufactured Housing	$294,349	69.9	$341,153	75.2	$(46,804)
Recreational Vehicles	126,966	30.1	112,551	24.8	14,415

Total Sales	$421,315	100.0	$453,704	100.0	$(32,389)

Unit Shipments
Manufactured Housing	7,922	47.6	9,849	55.1	(1,927)
Recreational Vehicles	8,720	52.4	8,028	44.9	692

Total Unit Shipments	16,642	100.0	17,877	100.0	(1,235)

Manufactured housing sales were affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions.

The increase in recreational vehicle sales was a reflection of an industry-wide improvement in market conditions for towable recreational vehicles. This trend began in early calendar year 2002. There was, however, a softening of demand in the Corporation’s fourth quarter of fiscal 2003. This softening was due to consumers purchasing metal-sided products with price points lower than those historically offered by the Corporation. Sales for that period totaled $31,904,000 versus $36,878,000 from the prior year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2003 Compared to Fiscal 2002, continued

Cost of Sales

(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2003	Sales	2002	Sales	(Decrease)
Cost of Sales-Consolidated	$372,036	88.3	$394,816	87.0	$(22,780)

Cost of Sales-Manufactured Housing	$258,045	87.7	$293,885	86.1	$(35,840)
Cost of Sales- Recreational Vehicles	$113,991	89.8	$100,931	89.7	$13,060

As a percentage of segment sales, manufactured housing cost of sales increased as a result of certain manufacturing expenses being fixed and semi-fixed during a period of declining sales.

Recreational vehicle cost of sales, as a percentage of segment sales, increased slightly due to a shift in model mix.

Selling and Administrative Expenses

(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2003	Sales	2002	Sales	(Decrease)
Selling and Administrative Expenses	$40,938	9.7	$42,761	9.4	$(1,823)

The decrease was due to a reduction in expenses for group health insurance, legal services and bonuses for certain administrative employees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2003 Compared to Fiscal 2002, continued

Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2003	Segment Sales	2002	Segment Sales	(Decrease)
Manufactured Housing	$11,116	3.8	$19,107	5.6	$(7,991)

Recreational Vehicles	$439	0.4	$925	0.8	$(486)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2003	Total Sales	2002	Total Sales	(Decrease)
General Corporate Expenses	$(3,214)	0.8	$(3,905)	0.9	$691

Total Operating Earnings	$8,341	2.0	$16,127	3.6	$(7,786)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources
(Dollars in thousands)

	May 31,		Change
			Increase
	2004	2003	(Decrease)
Cash and U.S. Treasury Bills	$150,449	$154,457	$(4,008)

Current Assets Exclusive of Cash and U.S. Treasury Bills	45,031	37,769	7,262

Current Liabilities	32,042	31,476	566

Working Capital	163,438	160,750	2,688

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

Other deferred liabilities increased $1,362,000 primarily as a result of a change in valuation of the Corporation’s liability for post-retirement benefits offered to certain employees.

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

As described in Note 6, the consolidated financial statements as of May 31, 2004 and 2003 and for the three years in the period ended May 31, 2004 have been restated.

PricewaterhouseCoopers LLP

Chicago, Illinois
June 17, 2004, except for Note 6 which is as of March 21, 2005.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2004 and 2003
(Dollars in thousands)

ASSETS

	2004	2003
	(As Restated	(As Restated
	See Note 6)	See Note 6)
Current Assets
Cash	$8,838	$8,736
U.S. Treasury Bills, at cost plus accrued interest	141,611	145,721
Accounts receivable, trade, less allowance for doubtful accounts of $150 in 2004 and 2003	26,090	22,292
Inventories	9,895	9,414
Other current assets	9,046	6,063

Total Current Assets	195,480	192,226

Property, Plant and Equipment, At Cost
Land	6,572	6,637
Buildings and improvements	63,241	64,806
Machinery and equipment	27,206	26,937

	97,019	98,380
Less accumulated depreciation	60,089	59,249

Net Property, Plant and Equipment	36,930	39,131

Other Assets	8,758	7,784

	$241,168	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets, continued
May 31, 2004 and 2003
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2004	2003
	(As Restated	(As Restated
	See Note 6)	See Note 6)
Current Liabilities
Accounts payable, trade	$7,776	$5,990
Accrued salaries and wages	6,222	6,290
Accrued profit sharing	2,454	2,327
Accrued marketing programs	5,368	5,397
Accrued warranty and related expenses	7,321	6,909
Other accrued liabilities	2,735	2,777
Income taxes payable	166	1,786

Total Current Liabilities	32,042	31,476

Other Deferred Liabilities	10,642	9,280

Commitments and Contingencies - See Note 2

Shareholders’ Equity

Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,988	258,889
Treasury stock, at cost, 2,825,900 shares in 2004 and 2003	(65,744)	(65,744)

Total Shareholders’ Equity	198,484	198,385

	$241,168	$239,141

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings

For the Years Ended May 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002
	(As Restated	(As Restated	(As Restated
	See Note 6)	See Note 6)	See Note 6)
EARNINGS
Sales	$433,900	$421,315	$453,704

Cost of sales	383,518	372,036	394,816

Gross profit	50,382	49,279	58,888

Selling and administrative expenses	41,523	40,938	42,761

Operating earnings	8,859	8,341	16,127

Interest income	1,247	1,995	4,102

Earnings before income taxes	10,106	10,336	20,229

Provision for income taxes
Federal	3,330	3,545	6,825
State	635	598	1,150

	3,965	4,143	7,975

Net earnings	$6,141	$6,193	$12,254

Basic earnings per share	$.73	$.74	$1.46

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of year	$258,889	$258,737	$252,525

Add net earnings	6,141	6,193	12,254

Less cash dividends paid ($.72 per share in 2004, 2003 and 2002)	6,042	6,041	6,042

Balance at end of year	$258,988	$258,889	$258,737

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2004, 2003 and 2002
Increase (Decrease) in Cash
(Dollars in thousands)

	2004	2003	2002
	(As Restated See	(As Restated	(As Restated
	Note 6)	See Note 6)	See Note 6)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,141	$6,193	$12,254

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,450	3,785	3,884
Working capital items:
Accounts receivable	(3,798)	5,736	2,130
Accrued interest receivable	159	(14)	1,648
Inventories	(481)	218	(606)
Other current assets	(2,983)	(186)	458
Accounts payable, trade	1,786	131	(1,328)
Accrued liabilities	400	(1,648)	(1,540)
Income taxes payable	(1,620)	630	(884)
Other, net	(831)	(929)	(474)
Other deferred liabilities	1,362	1,124	614

Total Adjustments	(2,556)	8,847	3,902

Net cash provided by operating activities	3,585	15,040	16,156

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2004, 2003 and 2002
Increase (Decrease) in Cash
(Dollars in thousands)

	2004	2003	2002
	(As Restated	(As Restated	(As Restated
	See Note 6)	See Note 6)	See Note 6)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principle payments of U.S Treasury Bills	$380,028	$364,417	$405,848
Purchase of U.S. Treasury Bills	(376,077)	(371,797)	(434,253)
Maturity of U.S. Treasury Notes	—	—	25,000
Proceeds from sale of idle property, plant and equipment	644	—	—
Purchase of property, plant and equipment	(1,928)	(1,523)	(3,330)
Other, net	(108)	(59)	(130)

Net cash provided by (used in) investing activities	2,559	(8,962)	(6,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(6,042)	(6,041)	(6,042)

Net cash used in financing activities	(6,042)	(6,041)	(6,042)

Net increase in cash	102	37	3,249

Cash at beginning of year	8,736	8,699	5,450

Cash at end of year	$8,838	$8,736	$8,699

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

Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue. Sales of parts are classified as revenue.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

Note 1 Nature of Operations and Accounting Policies, continued

A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Year ended May 31,
	2004	2003	2003
Balance at the beginning of the period	$10,609	$10,100	$10,084
Accruals for warranties	11,478	11,425	12,853
Settlements made during the period	(10,966)	(10,916)	(12,837)

Balance at the end of the period	11,121	10,609	10,100
Non-current balance included in other deferred liabilities	3,800	3,700	3,400

Accrued warranty and related expenses	$7,321	$6,909	$6,700

Other deferred liabilities—Other deferred liabilities consist of the following:

	May 31,
	2004	2003
Deferred compensation expense	$5,742	$4,580
Accrued warranty and related expenses	3,800	3,700
Other deferred expense	1,100	1,000

	$10,642	$9,280

Income taxes—The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes as follows (dollars in thousands):

	Year ended May 31,
	2004	2003	2002
Income taxes at statutory federal rate	$3,437	$3,518	$7,080
State income taxes, net of federal tax effect	419	394	748
Other	109	231	147

Income tax expense	$3,965	$4,143	$7,975

Effective tax rate	39.2%	40.1%	39.4%

The Corporation’s deferred tax assets consist primarily of temporary differences in the basis of certain liabilities for financial statement and tax return purposes, and its deferred tax liabilities are due to the use of accelerated depreciation methods for tax purposes. The amounts of the Corporation’s deferred tax assets are not significant individually or in the aggregate.

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

NOTE 2 Commitments and Contingencies, continued

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information
(Dollars in thousands)

	2004	2003	2002
	(As Restated	(As Restated	(As Restated
	See Note 6)	See Note 6)	See Note 6)
SALES
Manufactured housing	$311,354	$294,349	$341,153
Recreational vehicles	122,546	126,966	112,551

Total sales	$433,900	$421,315	$453,704

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$13,035	$11,116	$19,107
Recreational vehicles	150	439	925
General corporate expenses	(4,326)	(3,214)	(3,905)

Total operating earnings	8,859	8,341	16,127
Interest income	1,247	1,995	4,102

Earnings before income taxes	$10,106	$10,336	$20,229

IDENTIFIABLE ASSETS
OPERATING ASSETS
Manufactured housing	$75,079	$71,225	$77,846
Recreational vehicles	24,478	22,195	22,579

Total operating assets	99,557	93,420	100,425

U.S. TREASURY BILLS	141,611	145,721	138,327

Total assets	$241,168	$239,141	$238,752

DEPRECIATION
Manufactured housing	$2,777	$3,103	$3,268
Recreational vehicles	673	682	616

Total depreciation	3,450	$3,785	$3,884

CAPITAL EXPENDITURES
Manufactured housing	1,158	$1,230	$2,085
Recreational vehicles	770	293	1,245

Total capital expenditures	$1,928	$1,523	$3,330

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 5 Industry Segment Information, continued

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

NOTE 6 Restatements

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. In connection with the preparation of the unaudited consolidated financial statements for the six-month period ended November 30, 2004, the Corporation determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current. Accordingly, the Corporation’s Consolidated Financial Statements have been restated for each of the three years in the period ended May 31, 2004, to reflect these changes in classification.

The restatements had no effect on the total or per-share amount of net earnings or shareholders’ equity for any periods. The restatements of the Consolidated Financial Statements had the following effects:

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 6 Restatements, continued

	May 31, 2004		As Previously
	As Restated	Adjustments	Reported
Consolidated Balance Sheet

Other current assets	$9,046	$(3,447)	$12,493
Total current assets	$195,480	$(3,447)	$198,927
Other assets (non-current)	$8,758	$3,447	$5,311
Accrued warranty and related expenses	$7,321	$(3,800)	$11,121
Other accrued liabilities	$2,735	$(1,100)	$3,835
Total current liabilities	$32,042	$(4,900)	$36,942
Other deferred liabilities	$10,642	$4,900	$5,742

	Year Ended
	May 31, 2004		As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$433,900	$1,519	$432,381
Cost of sales	$383,518	$5,711	$377,807
Gross profit	$50,382	$(4,192)	$54,574
Selling and administrative expenses	$41,523	$(4,192)	$45,715

	Year Ended
	May 31, 2004		As Previously
	As Restated	Adjustments	Reported
Consolidated Statement of Cash Flows

Net cash provided by operating activities	$3,585	$1,549	$2,036
Net cash provided by investing activities	$2,559	$(1,549)	$4,108

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 6 Restatements, continued

	May 31, 2003		As Previously
	As Restated	Adjustments	Reported
Consolidated Balance Sheet

Other current assets	$6,063	$(2,745)	$8,808
Total current assets	$192,226	$(2,745)	$194,971
Other assets (non-current)	$7,784	$2,745	$5,039
Accrued warranty and related expenses	$6,909	$(3,700)	$10,609
Other accrued liabilities	$2,777	$(1,000)	$3,777
Total current liabilities	$31,476	$(4,700)	$36,176
Other deferred liabilities	$9,280	$4,700	$4,580

	Year Ended
	May 31, 2003		As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$421,315	$1,498	$419,817
Cost of sales	$372,036	$5,403	$366,633
Gross profit	$49,279	$(3,905)	$53,184
Selling and administrative expenses	$40,938	$(3,905)	$44,843

	Year Ended
	May 31, 2003		As Previously
	As Restated	Adjustments	Reported
Consolidated Statement of Cash Flows

Net cash provided by operating activities	$15,040	$2,124	$12,916
Net cash used in investing activities	$(8,962)	$(2,124)	$(6,838)

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 6 Restatements, continued

	Year Ended
	May 31, 2002		As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$453,704	$2,982	$450,722
Cost of sales	$394,816	$7,766	$387,050
Gross profit	$58,888	$(4,784)	$63,672
Selling and administrative expenses	$42,761	$(4,784)	$47,545

	Year Ended
	May 31, 2002		As Previously
	As Restated	Adjustments	Reported
Consolidated Statement of Cash Flows

Net cash provided by operating activities	$16,156	$5,288	$10,868
Net cash used in investing activities	$(6,865)	$(5,288)	$(1,577)

NOTE 7 Financial Summary by Quarter

Financial Summary by Quarter
Unaudited
(Dollars in thousands, except per share data)

Sales and gross profit have been restated to reflect the changes in classifications described in Note 6 above. The restatements had no effect on net earnings or basic earning per share for any period.

As Restated
	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Year
Sales	$110,149	$114,996	$91,255	$117,500	$433,900
Gross profit	14,054	13,982	8,345	14,001	50,382
Net earnings (loss)	2,037	2,068	(718)	2,754	6,141
Basic earnings (loss) per share	.24	.25	(.09)	.33	.73

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter	Year
Sales	$116,937	$112,849	$88,015	$103,514	$421,315
Gross profit	13,855	13,819	7,756	13,849	49,279
Net earnings (loss)	1,822	1,951	(827)	3,247	6,193
Basic earnings (loss) per share	.22	.23	(.10)	.39	.74

As Previously Reported
	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Year
Sales	$109,679	$114,583	$90,995	$117,124	$432,381
Gross profit	15,224	15,059	9,396	14,895	54,574
Net earnings (loss)	2,037	2,068	(718)	2,754	6,141
Basic earnings (loss) per share	.24	.25	(.09)	.33	.73

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter	Year
Sales	$116,492	$112,467	$87,709	$103,149	$419,817
Gross profit	14,941	14,911	8,878	14,454	53,184
Net earnings (loss)	1,822	1,951	(827)	3,247	6,193
Basic earnings (loss) per share	.22	.23	(.10)	.39	.74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures: Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report and have determined such disclosure controls and procedures were ineffective for the reason described below.

Changes in Internal Controls Over Financial Reporting: Subsequent to the filing of the Corporation’s Annual Report on Form 10-K for the period ended May 31, 2004, the Corporation identified a material weakness in its internal control over financial reporting related to classification of items in its Consolidated Statements of Cash Flows. As set forth in Note 6 to the financial statements herein, the Corporation restated its Consolidated Statements of Cash Flows for the twelve-months ended May 31, 2004, 2003, and 2002. The restatement resulted from a material weakness in the Corporation’s internal controls over financial reporting regarding the classification of proceeds received from the sale or maturity of U.S. Treasury Bills.

The Corporation implemented the following changes to its internal controls over financial reporting to address the material weakness noted above, and the misclassifications further discussed in Note 6 to the financial statements:

•	An extensive review of Generally Accepted Accounting Principles (GAAP) pertaining to proper classifications of accounts in the financial statements of the Corporation.

•	A quarterly review of newly issued GAAP pronouncements for possible classification impacts on the financial statements of the Corporation.

•	A quarterly review of the Corporation’s accounts for changes in the nature of the business that may have an impact on classifications within the financial statements and related disclosures.

PART III

Item 10.	Executive Officers of the Registrant (Officers are elected annually)

Name	Age	Position
Thomas G. Deranek	68	Vice Chairman and Chief Executive Officer

William H. Murschel	59	President – Chief Operations Officer

Terrence M. Decio	52	Executive Vice President

James R. Weigand	49	Vice President – Finance & Treasurer and Chief Financial Officer

Christopher R. Leader	45	Vice President – Operations

Charles W. Chambliss	54	Vice President – Product Development and Engineering

Jon S. Pilarski	41	Corporate Controller

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

(a)	(3)	Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

	(3) (i)	Articles of Incorporation

	(3) (ii)	By-Laws

	(14)	Code of Ethics

	(21)	Subsidiaries of the Registrant

	(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d –14(a)

	(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d –14(a)

	(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

A Form 8-K was filed on March 19, 2004. The filing was made to publicize the Corporation’s financial results for the quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION
Registrant

DATE: March 21, 2005	BY:	/s/ Thomas G. Deranek

Thomas G. Deranek, Vice Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 21, 2005	BY:	/s/ James R. Weigand

James R. Weigand, Vice
President-Finance and Treasurer and
Chief Financial Officer

DATE: March 21, 2005	BY:	/s/ Jon S. Pilarski

Jon S. Pilarski, Corporate Controller