Form 10-Q/A
period 2004-08-31
SKYLINE CORP
filed 2005-03-21
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                        ☑ Yes   ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes   ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 21, 2005

Common Stock	8,391,244

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A amends our quarterly report on Form 10-Q for the three months ended August 31, 2004, as filed with the Securities and Exchange Commission on October 12, 2004, for the purpose of re-filing Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4 “Controls and Procedures” and Item 6 “Exhibits.” See “Restatements” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the consolidated financial statements included in Item 1 “Financial Statements.”

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. Accordingly, the Corporation has restated its Consolidated Statement of Cash Flows for the three-month periods ended August 31, 2004 and 2003 to properly classify the proceeds from the sale or maturity of U.S. Treasury Bills as either operating or investing activities.

The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current. Accordingly, the Corporation’s Consolidated Financial Statements have also been restated for the three-month periods ended August 31, 2004 and 2003 to incorporate the adjustments for the above noted immaterial misclassifications.

This Amendment does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. For the convenience of the reader, we have included in this Amendment our entire 10-Q, as amended.

SKYLINE CORPORATION

Form 10-Q/A Quarterly Report

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	August 31, 2004	May 31, 2004
	(As Restated	(As Restated
	See Note 3)	See Note 3)
ASSETS

Current Assets
Cash	$6,442	$8,838
U.S. Treasury Bills, at cost plus accrued interest	94,798	141,611
U.S. Treasury Notes, at cost plus accrued interest	45,177	—
Accounts receivable, trade, less allowance for doubtful accounts of $150	28,468	26,090
Inventories	11,698	9,895
Other current assets	8,444	9,046

Total Current Assets	195,027	195,480

Property, Plant and Equipment, At Cost
Land	6,572	6,572
Buildings and improvements	63,617	63,241
Machinery and equipment	28,031	27,206

	98,220	97,019
Less accumulated depreciation	60,791	60,089

Net Property, Plant and Equipment	37,429	36,930

Other Assets	8,809	8,758

	$241,265	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets (continued)
(Unaudited)
(Dollars in thousands)

	August 31, 2004	May 31, 2004
	(As Restated	(As Restated
	See Note 3)	See Note 3)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$8,243	$7,776
Accrued salaries and wages	5,365	6,222
Accrued profit sharing	668	2,454
Accrued marketing programs	8,419	5,368
Accrued warranty and related expenses	7,376	7,321
Other accrued liabilities	2,214	2,735
Income taxes payable	428	166

Total Current Liabilities	32,713	32,042

Other Deferred Liabilities	10,773	10,642

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,283	258,988
Treasury stock, at cost, 2,825,900 shares at August 31, 2004 and May 31, 2004	(65,744)	(65,744)

Total Shareholders’ Equity	197,779	198,484

	$241,265	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per share data)

	2004	2003
	(As Restated	(As Restated
	See Note 3)	See Note 3)
EARNINGS

Sales	$117,567	$110,149
Cost of sales	105,679	96,095

Gross profit	11,888	14,054
Selling and administrative expenses	10,931	11,027

Operating earnings	957	3,027
Interest income	389	332

Earnings before income taxes	1,346	3,359
Provision for income taxes:
Federal	460	1,086
State	80	236

	540	1,322

Net earnings	$806	$2,037

Basic earnings per share	$.10	$.24

Cash dividends per share	$.18	$.18

Weighted average common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of period	$258,988	$258,889
Add net earnings	806	2,037

Less cash dividends paid	1,511	1,510

Balance at end of period	$258,283	$259,416

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2004 and 2003
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2004	2003
	(As Restated	(As Restated
	See Note 3)	See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$806	$2,037

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	802	844
Working Capital Items:
Accounts receivable	(2,378)	(6,117)
Accrued interest receivable	(255)	262
Inventories	(1,803)	(621)
Other current assets	602	(734)
Accounts payable, trade	467	1,351
Accrued liabilities	(58)	641
Income taxes payable	262	(408)
Other, net	132	78

Total Adjustments	(2,229)	(4,704)

Net cash used in operating activities	$(1,423)	$(2,667)

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows (continued)
For the three-month periods ended August 31, 2004 and 2003
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2004	2003
	(As Restated	(As Restated
	See Note 3)	See Note 3)
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from principle payments of U.S. Treasury Bills	$98,673	$135,891
Purchase of U.S. Treasury Bills	(51,852)	(132,580)
Purchase of U.S. Treasury Notes	(44,930)	—
Purchase of property, plant and equipment	(1,312)	(444)
Other, net	(41)	(47)

Net cash provided by investing activities	538	2,820

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(1,511)	(1,510)

Net cash used in financing activities	(1,511)	(1,510)

Net decrease in cash	(2,396)	(1,357)

Cash at beginning of year	8,838	8,736

Cash at end of quarter	$6,442	$7,379

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 Nature of Operations, Accounting Policies and Restatement of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2004, in addition to the consolidated results of operations and consolidated cash flows for three-month periods ended August 31, 2004 and 2003.

The Corporation has restated its Consolidated Financial Statements for the three-month periods ended August 31, 2004 and 2003 as more fully described in Note 3.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K/A.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 1 Nature of Operations, Accounting Policies and Restatement of Consolidated Financial Statements (continued)

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

	Three-Months Ended
	August 31,
	2004	2003
Balance at the beginning of the period	$11,121	$10,609

Accruals for warranties	3,167	2,611

Settlements made during the period	(3,012)	(2,468)

Balance at the end of the period	11,276	10,752
Non-current balance included in other deferred liabilities	3,900	3,700

Accrued warranty and related expenses	$7,376	$7,052

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 1 Nature of Operations, Accounting Policies and Restatement of Consolidated Financial Statements (continued)

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 Industry Segment Information
(Dollars in thousands)

	Three-Months Ended
	August 31,
	2004	2003
	(As Restated	(As Restated
	See Note 3)	See Note 3
Manufactured housing	$85,018	$78,843

Recreational vehicles	32,549	31,306

Total sales	$117,567	$110,149

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS
Manufactured housing	$2,784	$3,630
Recreational vehicles	(1,124)	457
General corporate expense	(703)	(1,060)

Total operating earnings	957	3,027
Interest income	389	332

Earnings before income taxes	$1,346	$3,359

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

NOTE 3 Restatements

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. Accordingly, the Corporation has restated its Consolidated Statement of Cash Flows for the three-month periods ended August 31, 2004 and 2003 to properly classify the proceeds from the sale or maturity of U.S. Treasury Bills as either operating or investing activities.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 Restatements (continued)

The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current. Accordingly, the Corporation’s Consolidated Financial Statements have also been restated for the three-month periods ended August 31, 2004 and 2003, and as of May 31, 2004, to reflect these changes in classification. The restatements had no effect on the total or per-share amount of net earnings or shareholders’ equity for any periods. The restatements of the Consolidated Financial Statements had the following effects:

		August 31, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Balance Sheet

Other current assets	$8,444	$(3,487)	$11,931
Total current assets	$195,027	$(3,487)	$198,514
Other assets (non-current)	$8,809	$3,487	$5,322
Accrued warranty and related expenses	$7,376	$(3,900)	$11,276
Other accrued liabilities	$2,214	$(1,100)	$3,314
Total current liabilities	$32,713	$(5,000)	$37,713
Other deferred liabilities	$10,773	$5,000	$5,773

	Three-Months Ended
		August 31, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$117,567	$456	$117,111
Cost of sales	$105,679	$1,649	$104,030
Gross profit	$11,888	$(1,193)	$13,081
Selling and administrative expenses	$10,931	$(1,193)	$12,124

		Three-Months Ended
		August 31, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Cash Flows
Net cash used in operating activities	$(1,423)	$357	$(1,780)
Net cash provided by investing activities	$538	$(357)	$895

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 Restatements (continued)

		May 31, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Balance Sheet

Other current assets	$9,046	$(3,447)	$12,493
Total current assets	$195,480	$(3,447)	$198,927
Other assets (non-current)	$8,758	$3,447	$5,311
Accrued warranty and related expenses	$7,321	$(3,800)	$11,121
Other accrued liabilities	$2,735	$(1,100)	$3,835
Total current liabilities	$32,042	$(4,900)	$36,942
Other deferred liabilities	$10,642	$4,900	$5,742

	Three-Months Ended
		August 31, 2003
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$110,149	$470	$109,679
Cost of sales	$96,095	$1,640	$94,455
Gross profit	$14,054	$(1,170)	$15,224
Selling and administrative expenses	$11,027	$(1,170)	$12,197

		Three-Months Ended
		August 31, 2003
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Cash Flows
Net cash used in operating activities	$(2,667)	$646	$(3,313)
Net cash provided by investing activities	$2,820	$(646)	$3,466

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

Restatements

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should more properly be classified as non-current.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatements (continued)

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the interest received in the Consolidated Statement of Cash Flows and the immaterial misclassifications in the Consolidated Financial Statements for the three-month periods ended August 31, 2004 and 2003, as described in Note 3 to the Consolidated Financial Statements.

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the Three-Month Period Ended August 31, 2003

Sales and Unit Shipments
     (Dollars in thousands)

					Change
					Increase
	2004	Percent	2003	Percent	(Decrease)
Sales
Manufactured Housing	$85,018	72.3	$78,843	71.6	$6,175
Recreational Vehicles	32,549	27.7	31,306	28.4	1,243

Total Sales	$117,567	100.0	$110,149	100.0	$7,418

Unit Shipments Manufactured Housing	1,975	46.6	2,010	48.4	(35)
Recreational Vehicles	2,261	53.4	2,144	51.6	117

Total Unit Shipments	4,236	100.0	4,154	100.0	82

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

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the
Three-Month Period Ended August 31, 2003 (continued)

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$75,175	88.4	$68,231	86.5	$6,944

Recreational Vehicles	$30,504	93.7	$27,864	89.0	$2,640

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$105,679	89.9	$96,095	87.2	$9,584

Cost of sales for both business segments rose primarily due to increased cost of lumber, lumber-related materials and steel. In addition, the Corporation experienced rising costs associated with workers compensation and warranty. The recreational vehicles segment was also impacted by startup costs for a new recreational vehicle facility.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Sales	2003	Sales	(Decrease)
Selling and Administrative Expenses	$10,931	9.3	$11,027	10.0	$(96)

The percentage decrease is primarily due to controlling costs while sales increased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the
Three-Month Period Ended August 31, 2003 (continued)

Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2004	Segments Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$2,784	3.3	$3,630	4.6	$(846)

Recreational Vehicles	$(1,124)	(3.5)	457	1.5	$(1,581)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	$(703)	0.6	(1,060)	1.0	357

Total Operating Earnings	$957	0.8	$3,027	2.7	$(2,070)

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

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended August 31, 2004 Compared to the
Three-Month Period Ended August 31, 2003 (continued)

Liquidity and Capital Resources
(Dollars in thousands)

			Change
	August 31,	May 31,	Increase
	2004	2004	(Decrease)
Cash and U.S. Treasury Bills and Notes	$146,417	$150,449	$(4,032)

Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	$48,610	$45,031	$3,579

Current Liabilities	$32,713	$32,042	$671

Working Capital	$162,314	$163,438	$(1,124)

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

Changes in Internal Controls Over Financial Reporting: Subsequent to the filing of the Corporation’s Annual Report on Form 10-K for the period ended May 31, 2004, the Corporation identified a material weakness in its internal control over financial reporting related to classification of items in its Consolidated Statements of Cash Flows. As set forth in Note 3 to the financial statements herein, the Corporation restated its Consolidated Statements of Cash Flows for the three-months ended August 31, 2004 and 2003. The restatement resulted from a material weakness in the Corporation’s internal controls over financial reporting regarding the classification of proceeds received from the sale or maturity of U.S. Treasury Bills.

The Corporation implemented the following changes to its internal controls over financial reporting to address the material weakness noted above, and the misclassifications further discussed in Note 3 to the financial statements:

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

PART II

Item 1. Legal Proceedings

Information with respect to this Item for the period covered by this Form 10-Q/A has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K/A for the fiscal year ended May 31, 2004 filed by the registrant with the Commission.

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

SKYLINE CORPORATION

DATE: March 21, 2005	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE: March 21, 2005	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002