Form 10-Q
period 2005-02-28
SKYLINE CORP
filed 2005-04-08
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	February 28, 2005

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 8, 2005
Common Stock	8,391,244

SKYLINE CORPORATION

Form 10-Q Quarterly Report

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as	2-3
	of February 28, 2005 and May 31, 2004

	Consolidated Statements of Earnings and	4
	Retained Earnings for the three-month and
	nine-month periods ended February 28,
	2005 and February 29, 2004

	Consolidated Statements of Cash Flows	5
	for the nine-month periods ended
	February 28, 2005 and February 29, 2004

	Notes to the Consolidated Financial	6-10
	Statements

Item 2.	Management’s Discussion and Analysis	11-18
	of Financial Condition and Results of
	Operations

Item 4.	Controls and Procedures	19

Part II Other Information

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	20

Signatures		21

Index to Exhibits		22

Certifications

Part I.

Item 1. Financial Statements

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	February 28, 2005	May 31, 2004
		(As Restated
		See Note 3)
ASSETS

Current Assets
Cash	$8,056	$8,838
U.S. Treasury Bills, at cost plus accrued interest	96,157	141,611
U.S. Treasury Notes, at cost plus accrued interest	45,224	—
Accounts receivable, trade, less allowance for doubtful accounts of $150	24,571	26,090
Inventories	10,099	9,895
Other current assets	6,259	9,046

Total Current Assets	190,366	195,480

Property, Plant and Equipment, At Cost
Land	6,572	6,572
Buildings and improvements	63,884	63,241
Machinery and equipment	28,511	27,206

	98,967	97,019
Less accumulated depreciation	(62,320)	(60,089)

Net Property, Plant and Equipment	36,647	36,930

Other Assets	9,066	8,758

Total Assets	$236,079	$241,168

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets (continued)
(Unaudited)
(Dollars in thousands)

	February 28, 2005	May 31, 2004
		(As Restated
		See Note 3)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$7,921	$7,776
Accrued salaries and wages	4,733	6,222
Accrued profit sharing	2,003	2,454
Accrued marketing programs	10,518	5,368
Accrued warranty and related expenses	7,658	7,321
Other accrued liabilities	4,279	2,735
Income taxes payable	—	166

Total Current Liabilities	37,112	32,042

Other Deferred Liabilities	11,068	10,642

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; 11,217,144 shares issued	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	248,403	258,988
Treasury stock, at cost, 2,825,900 shares at February 28, 2005 and May 31, 2004	(65,744)	(65,744)

Total Shareholders’ Equity	187,899	198,484

Total Liabilities and Shareholders’ Equity	$236,079	$241,168

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 2005 and February 29, 2004
(Unaudited)
(Dollars in thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	2005	2004	2005	2004
		(As Restated		(As Restated
		See Note 3)		See Note 3)
EARNINGS
Sales	$96,219	$91,255	$334,817	$316,400
Cost of sales	86,789	82,910	299,626	280,019

Gross profit	9,430	8,345	35,191	36,381
Selling and administrative Expenses	10,709	9,803	32,894	31,625

Operating (loss) earnings	(1,279)	(1,458)	2,297	4,756
Interest income	672	314	1,594	940

(Loss) earnings before income taxes	(607)	(1,144)	3,891	5,696
Taxes (Benefit) provision for income taxes:
Federal	(194)	(337)	1,325	1,923
State	(62)	(89)	229	386

	(256)	(426)	1,554	2,309

Net (loss) earnings	$(351)	$(718)	$2,337	$3,387

Basic (loss) earnings per share	$(.04)	$(.09)	$.28	$.40

Cash dividends per share	$.18	$.18	$1.54	$.54

Weighted average common Shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$250,264	$259,973	$258,988	$258,889
Add net (loss) earnings	(351)	(718)	2,337	3,387
Less cash dividends paid	(1,510)	(1,511)	(12,922)	(4,532)

Balance at end of period	$248,403	$257,744	$248,403	$257,744

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 2005 and February 29, 2004
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2005	2004
		(As Restated
		See Note 3)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,337	$3,387

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,487	2,562
Working Capital Items:
Accounts receivable	1,519	(930)
Accrued interest receivable	(229)	169
Inventories	(204)	(352)
Other current assets	2,787	(1,064)
Accounts payable, trade	145	48
Accrued liabilities	5,091	4,044
Income taxes payable	(166)	(1,786)
Other, net	245	158

Total Adjustments	11,675	2,849

Net cash provided by operating activities	14,012	6,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	275,776	301,344
Purchase of U.S. Treasury Bills	(230,387)	(302,420)
Purchase of U.S. Treasury Notes	(44,930)	—
Proceeds from sale of idle property, plant and equipment	—	644
Purchase of property, plant and equipment	(2,236)	(1,468)
Other, net	(95)	(111)

Net cash used in investing activities	(1,872)	(2,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(12,922)	(4,532)

Net cash used in financing activities	(12,922)	(4,532)

Net decrease in cash	(782)	(307)
Cash at beginning of year	8,838	8,736

Cash at end of quarter	$8,056	$8,429

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 Nature of Operations and Accounting Policies

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2005, in addition to the consolidated results of operations and consolidated cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004.

The Corporation has restated its Consolidated Financial Statements for the three-month and nine-month periods ended February 29, 2004 as more fully described in Note 3.

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

Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	February 28, 2005	May 31, 2004

Raw Materials	$4,695	$4,158
Work In Process	5,136	5,650
Finished Goods	268	87

	$10,099	$9,895

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

	Nine-Months Ended
	February 28,	February 29,
	2005	2004

Balance at the beginning of the period	$11,121	$10,609
Accruals for warranties	9,315	8,446
Settlements made during the period	(8,778)	(8,033)

Balance at the end of the period	11,658	11,022
Non-current balance included in other deferred liabilities	4,000	3,800

Accrued warranty and related expenses	$7,658	$7,222

The Corporation was contingently liable at February 28, 2005 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $104 million at February 28, 2005 and $100 million at May 31, 2004. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were no repurchases in the nine-month periods ending February 28, 2005 and February 29, 2004.

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

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 Industry Segment Information

(Dollars in thousands)

	Three-Months Ended		Nine-Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

SALES
Manufactured housing	$69,772	$65,084	$246,847	$229,129
Recreational vehicles	26,447	26,171	87,970	87,271

Total sales	$96,219	$91,255	$334,817	$316,400

EARNINGS (LOSS) BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$685	$108	$7,831	$8,030
Recreational vehicles	(1,075)	(978)	(3,138)	(716)
General corporate expense	(889)	(588)	(2,396)	(2,558)

Total operating (loss) earnings	(1,279)	(1,458)	2,297	4,756
Interest income	672	314	1,594	940

(Loss) earnings before income taxes	$(607)	$(1,144)	$3,891	$5,696

Operating earnings (loss) represent earnings before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

NOTE 3 Restatements

The Corporation has historically recorded all proceeds received from the sale or maturity of U.S. Treasury Bills as an investing activity in the Consolidated Statement of Cash Flows. Management has determined that the proceeds received upon sale or maturity of the U.S. Treasury Bills represents an investing cash inflow for the amount of the original investment and an operating cash inflow for the interest received. Accordingly, the Corporation has restated its Consolidated Statement of Cash Flows for the nine-month period ended February 29, 2004 to properly classify the proceeds from the sale or maturity of U.S. Treasury Bills as either operating or investing activities. The restatement had no impact on total cash flows.

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 Restatements (continued)

The Corporation has also determined in its review of its Consolidated Financial Statements that historically certain of its accounts have been misclassified. These misclassifications, which the Corporation believes are immaterial and would not themselves require restatement, include the recording of sales of parts as a reduction in cost of sales rather than an increase in revenue, the reporting of certain employee benefits as relating entirely to administrative expenses instead of allocating the amounts related to manufacturing to cost of sales, and the reporting of certain assets and liabilities as current when a portion should properly be classified as non-current. Accordingly, the Corporation’s Consolidated Financial Statements have also been restated for the three-month and nine-month periods ended February 29, 2004, and as of May 31, 2004, to reflect these changes in classification. The restatements had no effect on the total or per-share amount of net earnings (loss) or shareholders’ equity for any periods. The restatements of the Consolidated Financial Statements had the following effects (dollars in thousands):

	May 31, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Balance Sheet

Other current assets	$9,046	$(3,447)	$12,493
Total current assets	$195,480	$(3,447)	$198,927
Other assets (non-current)	$8,758	$3,447	$5,311
Accrued warranty and related expenses	$7,321	$(3,800)	$11,121
Other accrued liabilities	$2,735	$(1,100)	$3,835
Total current liabilities	$32,042	$(4,900)	$36,942
Other deferred liabilities	$10,642	$4,900	$5,742

	Three-Months Ended
	February 29, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$91,255	$260	$90,995
Cost of sales	$82,910	$1,311	$81,599
Gross profit	$8,345	$(1,051)	$9,396
Selling and administrative expenses	$9,803	$(1,051)	$10,854

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (continued)
(Unaudited)

NOTE 3 Restatements (continued)

	Nine-Months Ended
	February 29, 2004
			As Previously
	As Restated	Adjustments	Reported
Consolidated Statements of Earnings and Retained Earnings

Sales	$316,400	$1,143	$315,257
Cost of sales	$280,019	$4,441	$275,578
Gross profit	$36,381	$(3,298)	$39,679
Selling and administrative expenses	$31,625	$(3,298)	$34,923

Consolidated Statements of Cash Flows

Net cash provided by operating activities	$6,236	$1,239	$4,997
Net cash used in investing activities	$(2,011)	$(1,239)	$(772)

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

Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. The Corporation is capitalizing on the increased demand for multi-section homes by expanding manufacturing capabilities. Eight manufactured housing facilities obtained approval from applicable state and local governmental entities to produce modular homes, which will extend existing product offerings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatements (continued)

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the interest received in the Consolidated Statement of Cash Flows and the immaterial misclassifications in the Consolidated Financial Statements for the three-month and nine-month periods ended February 29, 2004 as described in Note 3 to the Consolidated Financial Statements.

Results of Operations – Three-Month Period Ended February 28, 2005 Compared to the
Three-Month Period Ended February 29, 2004

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$69,772	72.5	$65,084	71.3	$4,688
Recreational Vehicles	26,447	27.5	26,171	28.7	276

Total Sales	$96,219	100.0	$91,255	100.0	$4,964

Unit Shipments
Manufactured Housing	1,580	48.8	1,583	46.6	(3)
Recreational Vehicles	1,660	51.2	1,811	53.4	(151)

Total Unit Shipments	3,240	100.0	3,394	100.0	(154)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit rose due to increased selling prices and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 81.5 percent of total unit sales for the three-month period ended February 28, 2005 versus 80.6 percent for the three-month period ended February 29, 2004.

Recreational vehicle dollar sales rose due to increased selling prices meant to offset increased material costs in lumber, lumber-related products and steel.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended February 28, 2005 Compared to the Three-Month Period Ended February 29, 2004 (continued)

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$62,269	89.2	$58,800	90.3	$3,469
Recreational Vehicles	24,520	92.7	24,110	92.1	410

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$86,789	90.2	$82,910	90.8	$3,879

Manufactured housing cost of sales as a percentage of sales declined due to increased selling prices offsetting material cost increases.

Recreational vehicle cost of sales rose primarily due to increased warranty costs, and costs associated with an idled recreational vehicle facility.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$10,709	11.1	$9,803	10.7	$906

Expenses rose due to increases in the following forms of compensation: salaries and wages; sales volume based commissions; bonuses based on operating profit; and a change in valuation of the Corporation’s liability for certain post-retirement benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Three-Month Period Ended February 28, 2005 Compared to the Three-Month Period Ended February 29, 2004 (continued)

Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$685	1.0	$108	0.2	$577
Recreational Vehicles	(1,075)	(4.1)	(978)	(3.7)	(97)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	(889)	(0.9)	(588)	(0.6)	(301)

Total Operating (Loss)	$(1,279)	(1.3)	$(1,458)	(1.6)	$179

Operating earnings for manufactured housing improved due to increased selling prices offsetting increased material costs. In addition, multi-section homes represented a greater percentage of total unit sales.

Operating loss for recreational vehicles increased due to $112,000 in costs associated with a facility that was idled in the third fiscal quarter.

Interest Income
(Dollars in thousands)

			Change
	February 28,	February 29,	Increase
	2005	2004	(Decrease)
Interest Income	$672	$314	$358

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Nine-Month Period Ended February 28, 2005 Compared to the Nine-Month Period Ended February 29, 2004

Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$246,847	73.7	$229,129	72.4	$17,718
Recreational Vehicles	87,970	26.3	87,271	27.6	699

Total Sales	$334,817	100.0	$316,400	100.0	$18,417

Unit Shipments
Manufactured Housing	5,648	49.3	5,784	49.2	(136)
Recreational Vehicles	5,802	50.7	5,977	50.8	(175)

Total Unit Shipments	11,450	100.0	11,761	100.0	(311)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing, economic uncertainty and increased global tensions. Average sales per unit rose due to increased selling prices and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 81.7 percent of total unit sales for the nine-month period ended February 28, 2005 versus 80.2 percent for the nine-month period ended February 29, 2004.

Recreational vehicle dollar sales rose due to increased selling prices meant to offset increased material costs in lumber, lumber-related products and steel.

Recreational vehicle unit sales decreased as a result of a continued shift in consumer demand toward products with bonded fiberglass exteriors. The Corporation currently offers a limited number of models with this exterior.

Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$217,767	88.2	$201,164	87.8	$16,603
Recreational Vehicles	81,859	93.1	78,855	90.4	3,004

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$299,626	89.5	$280,019	88.5	$19,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Nine-Month Period Ended February 28, 2005 Compared to the
Nine-Month Period Ended February 29, 2004 (continued)

Cost of sales for both business segments rose primarily due to increased cost of lumber, lumber-related materials and steel. In addition, the Corporation experienced rising costs associated with workers compensation and warranty. The recreational vehicles segment was also impacted by costs associated with a facility idled in the third fiscal quarter.

Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$32,894	9.8	$31,625	10.0	$1,269

Expenses rose due to increases in the following forms of compensation: salaries and wages; sales volume based commissions; bonuses based on operating profit; and a change in valuation of the Corporation’s liability for certain post-retirement benefits.

Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$7,831	3.2	$8,030	3.5	$(199)
Recreational Vehicles	(3,138)	(3.6)	(716)	(0.8)	(2,422)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	(2,396)	(0.7)	(2,558)	(0.8)	162

Total Operating Earnings	$2,297	0.7	$4,756	1.5	$(2,459)

As noted above, increased costs of material, workers compensation and warranty negatively affected operating earnings for both segments. The manufactured housing segment had increased sales volume discounts resulting from existing marketing programs. The recreational vehicle segment was further impacted by $817,000 in costs for a facility that was idled in the Corporation’s third fiscal quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Skyline Corporation and Subsidiary Companies
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Nine-Month Period Ended February 28, 2005 Compared to the Nine-Month Period Ended February 29, 2004 (continued)

Interest Income
(Dollars in thousands)

			Change
			Increase
	2005	2004	(Decrease)
Interest Income	$1,594	$940	$654

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Liquidity and Capital Resources
(Dollars in thousands)

	February 29,	May 31,	Change
	2005	2004	Increase
			(Decrease)
Cash and U.S. Treasury Bills and Notes	$149,437	$150,449	$(1,012)
Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	$40,929	$45,031	$(4,102)
Current Liabilities	$37,112	$32,042	$5,070
Working Capital	$153,254	$163,438	$(10,184)

The Corporation’s policy is to invest in U.S. Government Securities when cash exceeds operating requirements. Currents assets exclusive of cash and U. S. Treasury Bills and Notes decreased due to a $1,519,000 seasonal decline in accounts receivable, and a $2,787,000 decrease in other current assets. Other current assets declined due to a reduction in a prepayment for the Corporation’s future estimated cost of workers’ compensation benefits.

Current liabilities increased primarily due to a $5,150,000 rise in accrued marketing programs. The increase is due to higher sales and the timing of an ongoing marketing program.

Capital expenditures totaled $2,236,000 for the nine-months ended February 28, 2005 compared to $1,468,000 in the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies.

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

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation however, recently experienced significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that except as noted above, inflation has not had a material effect on its operations during the nine-month period ended February 28, 2005.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the company regarding corporate governance and reporting. Section 404 of the Act requires management to report on the Corporation’s internal controls over financial reporting. If necessary the Corporation will devote substantial time and cost during fiscal year 2005 to ensure compliance. Management is making every effort to comply with Section 404 in a timely fashion.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this report and have determined such disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting: Subsequent to the filing of the Corporation’s Annual Report on Form 10-K for the period ended May 31, 2004, the Corporation identified a material weakness in its internal control over financial reporting related to classification of items in its Consolidated Statements of Cash Flows. As set forth in Note 3 to the financial statements herein, the Corporation restated its Consolidated Statements of Cash Flows for the nine-months ended February 29, 2004. The restatement resulted from a material weakness in the Corporation’s internal controls over financial reporting regarding the classification of proceeds received from the sale or maturity of U.S. Treasury Bills.

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

SKYLINE CORPORATION

DATE: April 8, 2005	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE: April 8, 2005	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002