Form 10-K
period 2005-05-31
SKYLINE CORP
filed 2005-07-29
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	May 31, 2005

or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(574) 294-6521

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name or each exchange on which registered

Securities registered pursuant to section 12 (g) of the Act:

(Title of Class)

(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    [X] Yes [  ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or an amendment to this Form 10-K.                    [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                    [X] Yes [  ] No
     The aggregate market value of the voting stock held by non-affiliates of registrant (6,818,980 shares) based on the closing price on the New York Stock Exchange on November 30, 2004 was $281,964,823.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 25, 2005

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE:

Title	Form 10-K

Proxy Statement dated August 15, 2005 for Annual Meeting of Shareholders to be held September 26, 2005	Part III, Items 10 – 14

FORM 10-K
CROSS-REFERENCE INDEX
Certain information required to be included in this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2005 Annual Meeting of Shareholders to be held on September 26, 2005 (“2005 Proxy Statement”). The following cross-reference index shows the page locations in the 2005 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2005 Proxy Statement are not required to be included in this Form 10-K and should not be considered a part hereof.

FORM 10-K
CROSS-REFERENCE INDEX
(Continued)

			2005
		Form	Proxy
		10-K	Statement
	PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

Item 9A.	Controls and Procedures	40

Item 9B.	Other Information	41

	PART III

Item 10.	Directors and Executive Officers of the Registrant	42	3-4

Item 11.	Executive Compensation		9-10

Item 12.	Security Ownership of Certain Beneficial Owners and Management.		3-4 8-9

Item 13.	Certain Relationships and Related Transactions		10-11

Item 14.	Principal Accounting Fees and Services		7-8

	PART IV

Item 15.	Exhibits, Financial Statement Schedules

	(a) 1. Financial Statements	43
	2. Financial Statement Schedules	43
	3. Index to Exhibits.	43

SIGNATURES AND CERTIFICATIONS		44

PART I

Item 1.
Business
General Development of Business
Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) design, produce and distribute manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, including park models and fifth wheels).
The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 7,685 manufactured homes in fiscal year 2005.
The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 32’ to 76’ and in singlewide widths from 12’ to 18’, doublewide widths from 20’ to 32’, and triplewide widths from 36’ to 42’.
The Corporation’s recreational vehicles are sold under a number of trademarks for travel trailers and fifth wheels.
In fiscal year 2005 manufactured homes represented 74 percent of total sales, while recreational vehicles accounted for the remaining 26 percent. In fiscal year 2004 the sales dollars were 72 percent manufactured homes and 28 percent recreational vehicles. In fiscal year 2003 the sales dollars were 70 percent manufactured homes and 30 percent recreational vehicles. Additional financial data relating to these industry segments is included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.
Narrative Description of Business
Principal Markets
The principal markets for manufactured homes are the suburban and rural areas of the continental United States. The principal buyers continue to be individuals over the age of fifty, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.
The recreational vehicle market is made up of primarily vacationing families, retired couples traveling around the country and sports enthusiasts pursuing four-season hobbies.

Item 1.
Business, continued
Method of Distribution
The Corporation’s manufactured homes are distributed by approximately 440 dealers at 740 locations throughout the United States and recreational vehicles are distributed by approximately 270 dealers at 300 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.
The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in materials and workmanship. Recreational vehicles are covered by a two-year or less warranty. The warranties are backed by a corporate service department and an extensive field service system.
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
Business, continued
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

Item 1
Business, continued
Competitive Conditions, continued
The manufactured housing industry shipped approximately 131,000 homes in calendar year 2004. In the same period, the Corporation shipped 7,559 homes for a 5.8 percent market share. In calendar year 2003, approximately 131,000 homes were shipped by the industry. In that period, the Corporation shipped 7,760 homes for a 5.9 percent market share.
The recreational vehicle industry shipped 412,100 units in calendar year 2004 compared to 377,800 units in calendar year 2003. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2004			Calendar Year 2003
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Travel Trailers	150,800	6,787	4.5%	137,000	5,943	4.3%

Fifth Wheels	91,000	1,153	1.3%	67,400	1,609	2.4%

Park Models	9,100	402	4.4%	7,100	471	6.6%
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
Business, continued
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

Item 1.
Business, continued
Other Regulations, continued
The Corporation believes that it is currently in compliance with the above regulations.
The Sarbanes-Oxley Act of 2002 introduced many new requirements applicable to the Corporation regarding corporate governance and reporting. Section 404 of the Act requires management to report on the Corporation’s internal controls over financial reporting. The Corporation has devoted substantial time and cost during fiscal year 2005 to ensure compliance.
Number of Employees
The Corporation employs approximately 2,600 people at the present time.
Available Information
The Corporation makes available, free of charge, through the Investors section of its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed or furnished to the United States Securities and Exchange Commission. The Corporation’s internet address is http://www.skylinecorp.com.
A copy of the Corporation’s annual report on Form 10-K will be provided without charge upon written request to Skyline Corporation, Investor Relations Department, Post Office Box 743, Elkhart, Indiana 46515.

Item 2.
Properties
The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.
The Corporation’s 22 manufacturing facilities, all of which are owned, are as follows:

Location	Products
California, San Jacinto	Manufactured Housing
California, Hemet	Recreational Vehicles
California, Hemet	Recreational Vehicles
California, Woodland	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Indiana, Bristol	Manufactured Housing
Indiana, Elkhart	Recreational Vehicles
Indiana, Goshen	Manufactured Housing
Kansas, Arkansas City	Manufactured Housing
Kansas, Halstead	Manufactured Housing
Louisiana, Bossier City	Manufactured Housing
Ohio, Sugarcreek	Manufactured Housing
Oregon, McMinnville	Manufactured Housing
Oregon, McMinnville	Recreational Vehicles
Pennsylvania, Ephrata	Manufactured Housing
Pennsylvania, Leola	Manufactured Housing
Pennsylvania, Leola	Recreational Vehicles
Texas, Mansfield	Recreational Vehicles
Vermont, Fair Haven	Manufactured Housing
Wisconsin, Lancaster	Manufactured Housing
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

Item 4.
Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2005.

PART II

Item 5.
Market for the Registrant’s Common Stock and Related Stockholder Matters
Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2005 and 2004. On November 1, 2004, a special dividend of one dollar ($1.00) per share was paid to shareholders of the Corporation’s common stock at the close of business October 14, 2004. At May 31, 2005, there were approximately 1,100 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2005 and 2004.

	2005		2004
Quarter	High	Low	High	Low
First	$41.60	$35.19	$32.60	$27.80
Second	$42.00	$37.90	$34.60	$31.30
Third	$42.10	$38.03	$41.22	$31.91
Fourth	$41.01	$35.89	$45.39	$34.94

Item 6.
Selected Financial Data
Dollars in thousands except per share data

	2005	2004	2003	2002	2001
FOR THE YEAR
Sales	$454,324	$433,900	$421,315	$453,704	$466,716

Net earnings	$5,452	$6,141	$6,193	$12,254	$11,170

Cash dividends declared	$14,433	$6,042	$6,041	$6,042	$6,124

Capital expenditures	$2,356	$1,928	$1,523	$3,330	$2,499

Depreciation	$3,389	$3,450	$3,785	$3,884	$3,919

Weighted average common shares Outstanding	8,391,244	8,391,244	8,391,244	8,391,244	8,468,321

AT YEAR END
Working capital	$154,663	$163,438	$160,750	$158,200	$151,424

Current ratio	5.1:1	6.1:1	6.1:1	5.9:1	5.2:1

Property, plant and equipment, net	$35,838	$36,930	$39,131	$41,477	$42,044

Total assets	$237,437	$241,168	$239,141	$238,752	$235,678

Shareholders’ equity	$189,503	$198,484	$198,385	$198,233	$192,021

Treasury stock	$65,744	$65,744	$65,744	$65,744	$65,744

PER SHARE
Basic earnings	$.65	$.73	$.74	$1.46	$1.32

Cash dividends declared	$1.72	$.72	$.72	$.72	$.72

Shareholders’ equity	$22.58	$23.65	$23.64	$23.62	$22.88

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
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing and economic uncertainty has resulted in industry sales to be the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years.
Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. The Corporation is capitalizing on this increased demand by expanding manufacturing capabilities. Eight manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will extend existing product offerings.
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. This segment is witnessing an ongoing shift in consumer demand for both metal-sided products and products with bonded wall construction. The Corporation is positioning itself to take advantage of the available opportunities in the towable recreational vehicle segment in which it competes.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2005 Compared to Fiscal 2004
Sales and Unit Shipments (Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$335,394	73.8	$311,354	71.8	$24,040
Recreational Vehicles	118,930	26.2	122,546	28.2	(3,616)

Total Sales	$454,324	100.0	$433,900	100.0	$20,424

Unit Shipments
Manufactured Housing	7,685	49.4	7,723	48.0	(38)
Recreational Vehicles	7,865	50.6	8,375	52.0	(510)

Total Unit Shipments	15,550	100.0	16,098	100.0	(548)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing and economic uncertainty. Average sales per unit rose due to increased selling prices and a product mix shift toward multi-section homes. Selling prices increased as a result of unprecedented increases in the cost of lumber, lumber-related materials and steel. Multi-section homes represent 81.6 percent of total unit sales for fiscal 2005 versus 80.2 percent for fiscal 2004.
Recreational vehicle sales decreased as a result of a continued shift in consumer demand toward products with bonded wall construction. The Corporation currently offers a limited number of models with fiberglass exteriors. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells relative to the recreational vehicle industry.

	Units Shipped			Units Shipped
	Calendar Year 2004			Calendar Year 2003
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Travel Trailers	150,800	6,787	4.5%	137,000	5,943	4.3%
Fifth Wheels	91,000	1,153	1.3%	67,400	1,609	2.4%
Park Models	9,100	402	4.4%	7,100	471	6.6%

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2005 Compared to Fiscal 2004, continued
Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$294,613	87.8	$272,768	87.6	$21,845
Recreational Vehicles	110,115	92.6	110,750	90.4	(635)

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$404,728	89.1	$383,518	88.4	$21,210

Manufactured housing cost of sales primarily increased due to increases in the costs of lumber, lumber-related materials and steel. In addition, this segment experienced rising costs associated with workers’ compensation and warranty.
Recreational vehicle cost of sales decreased as a result of fewer units sold in fiscal 2005 versus 2004. As a percentage of sales, however, cost of sales increased resulting from higher material, warranty and workers’ compensation costs. This segment was further impacted by costs associated with an idled recreational vehicle facility.
Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$43,408	9.6	$41,523	9.6	$1,885
Expenses rose primarily due to increases in employee compensation and benefits. In addition, the Corporation incurred significant expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2005 Compared to Fiscal 2004, continued
Operating Earnings
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Segment Sales	2004	Segment Sales	(Decrease)
Manufactured Housing	$12,296	3.7	$13,035	4.2	$(739)
Recreational Vehicles	$(2,547)	(2.1)	$150	0.1	$(2,697)

		Percent of		Percent of
		Total Sales		Total Sales
General Corporate Expenses	$(3,561)	0.8	$(4,326)	1.0	$765

Total Operating Earnings	$6,188	1.4	$8,859	2.0	$(2,671)

As noted above, increased costs of material, workers’ compensation and warranty negatively affected operating earnings for both segments. The recreational vehicle segment was further impacted by $816,000 in costs for a facility that was idled in the Corporation’s third quarter of fiscal 2005. General corporate expenses decreased primarily due to a one-time charge that occurred in fiscal 2004 which was related to a change in valuation of the Corporation’s liability for post-retirement benefits offered to certain employees.
Interest Income
(Dollars in thousands)

			Change
			Increase
	2005	2004	(Decrease)
Interest Income	$2,474	$1,247	$1,227
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

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing and economic uncertainty. Average sales per unit increased due to a product mix shift toward multi-section homes, representing 80.2 percent of total unit sales in fiscal 2004 versus 76.6 percent in fiscal 2003.
Two factors caused the decline in recreational vehicle sales. Demand for towable metal-sided recreational vehicles shifted toward product with price points lower than those historically offered by the Corporation. This shift in demand began in the third quarter of fiscal year 2003. Sales were also affected by a timing issue in introducing the new 2004 product line. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells relative to the recreational vehicle industry.

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

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations — Fiscal 2004 Compared to Fiscal 2003, continued
Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2004	Segment Sales	2003	Segment Sales	(Decrease)
Manufactured Housing	$272,768	87.6	$258,045	87.7	$14,723
Recreational Vehicles	110,750	90.4	113,991	89.8	(3,241)

		Percent of		Percent of
		Total Sales		Total Sales
Consolidated	$383,518	88.4	$372,036	88.3	$11,482

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
Operating Earnings, continued
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
Interest Income
(Dollars in thousands)

			Change
			Increase
	2004	2003	(Decrease)
Interest Income	$1,247	$1,995	$(748)
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Liquidity and Capital Resources (Dollars in thousands)

			Change
	May 31,		Increase
	2005	2004	(Decrease)
Cash and U.S. Treasury Bills and Notes	$149,525	$150,449	$(924)

Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	42,537	45,031	(2,494)

Current Liabilities	37,399	32,042	5,357

Working Capital	$154,663	$163,438	$(8,775)
The Corporation’s policy is to invest in U.S. Government Securities when cash exceeds immediate operating requirements. Current assets exclusive of cash and U.S. Treasury Bills declined as a result of a $2,813,000 decrease in other current assets. This category decreased primarily due to an amortization of a prepayment for the Corporation’s future estimated cost of workers’ compensation benefits which was paid at the end of fiscal 2004.
Various factors contributed to the increase in current liabilities. Accounts payable increased $1,745,000 due to a greater amount of sales and related raw materials purchases for May 2005 versus May 2004. Income taxes payable increased $563,000 due to the timing of tax payments at May 31, 2005 versus May 31, 2004.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
Accrued marketing programs increased $1,009,000 as a result of a recreational vehicle marketing program introduced in fiscal 2005. In addition, higher sales impacted an ongoing marketing program for the manufactured housing segment. Other accrued liabilities increased $1,494,000 primarily due to the timing of payments to a workers’ compensation insurance carrier, and an increase in the reserve for health insurance.
A special dividend of $8,391,000 ($1.00 per share) was paid on November 1, 2004 to shareholders of the Corporation’s common stock at the close of business October 14, 2004.
Capital expenditures totaled $2,356,000 for fiscal 2005 compared to $1,928,000 in the previous year.
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
Contractual Obligations and Commitments
The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2005 (dollars in thousands):

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$1,725	$713	$783	$180	$49
The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2005 (dollars in thousands):

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Repurchase Agreements	$106,000	$106,000	$—	$—	$—
Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal years 2005 and 2004, the Corporation did not experience any losses on the sale of repurchased units, while incurring losses of $50,000 during fiscal year 2003.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires the Corporation to make certain estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates are periodically evaluated using historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The following accounting policies are considered to require significant estimates:
Product Warranties
As referenced in Note 1 of the Notes to Consolidated Financial Statements, manufactured homes are sold with a fifteen-month warranty and recreational vehicles are sold with a two-year or less warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.
Workers’ Compensation Insurance
The Corporation is insured for expenses associated with workers’ compensation. Costs are accrued based on management’s estimates of future medical claims developed by consulting actuaries at the carrier that insures the Corporation. Accruals are made up to a specified limit per individual injured and for an aggregate limit determined by the carrier.
Health Insurance
As referenced in Note 4 of the Notes to Consolidated Financial Statements, the Corporation utilizes a combination of insurance companies in offering health insurance coverage to its employees. Costs of claims incurred but not paid are accrued based on past claims experience and relevant trend factors provided by the insurance companies.
Newly Issued Accounting Standards
The effect of newly issued accounting standards on the Corporation is addressed in Note 1 of the Notes to Consolidated Financial Statements.
Other Matters
The provisions for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation, however, experienced in fiscal 2005 significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that except as noted above, inflation has not had a material effect on its operations during the fiscal 2005.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Other Matters, continued
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the company regarding corporate governance and reporting. Section 404 of the Act requires management to report on the Corporation’s internal controls over financial reporting. The Corporation has devoted substantial time and cost during fiscal year 2005 to ensure compliance.
As addressed in Items 1 and 3, the Corporation has not had nor anticipates to have material expenditures related to environmental quality or product liability.
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Cyclical nature of the manufactured housing and recreational vehicle industries
•	General or seasonal weather conditions affecting sales
•	Potential periodic inventory adjustments by independent retailers
•	Availability of wholesale and retail financing
•	Interest rate levels
•	Impact of inflation
•	Cost of labor and raw materials
•	Competitive pressures on pricing and promotional costs
•	Catastrophic events impacting insurance costs
•	The availability of insurance coverage for various risks to the Corporation
•	Consumer confidence and economic uncertainty
•	Market demographics
•	Management’s ability to attract and retain executive officers and key personnel
•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 8.
Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Skyline Corporation:
We have completed an integrated audit of Skyline Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2005 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.

Report of Independent Registered Public Accounting Firm, continued
We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Chicago, Illinois
July 28, 2005

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
May 31, 2005 and 2004
(Dollars in thousands)
ASSETS

	2005	2004
Current Assets
Cash	$12,406	$8,838
U.S. Treasury Bills, at cost plus accrued interest	92,465	141,611
U.S. Treasury Notes, at cost plus accrued interest	44,654	—
Accounts receivable, trade, less allowance for doubtful accounts of $100 in 2005 and $150 in 2004	26,466	26,090
Inventories	9,838	9,895
Other current assets	6,233	9,046

Total Current Assets	192,062	195,480

Property, Plant and Equipment, at Cost
Land	6,572	6,572
Buildings and improvements	64,036	63,241
Machinery and equipment	27,619	27,206

	98,227	97,019
Less accumulated depreciation	62,389	60,089

Net Property, Plant and Equipment	35,838	36,930

Other Assets	9,537	8,758

	$237,437	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets, continued
May 31, 2005 and 2004
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004

Current Liabilities
Accounts payable, trade	$9,521	$7,776
Accrued salaries and wages	6,409	6,222
Accrued profit sharing	2,434	2,454
Accrued marketing programs	6,377	5,368
Accrued warranty and related expenses	7,700	7,321
Other accrued liabilities	4,229	2,735
Income taxes payable	729	166

Total Current Liabilities	37,399	32,042

Other Deferred Liabilities	10,535	10,642

Commitments and Contingencies — See Note 2

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; Issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	250,007	258,988
Treasury stock, at cost, 2,825,900 shares in 2005 and 2004	(65,744)	(65,744)

Total Shareholders’ Equity	189,503	198,484

	$237,437	$241,168

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
EARNINGS

Sales	$454,324	$433,900	$421,315

Cost of sales	404,728	383,518	372,036

Gross profit	49,596	50,382	49,279

Selling and administrative expenses	43,408	41,523	40,938

Operating earnings	6,188	8,859	8,341

Interest income	2,474	1,247	1,995

Earnings before income taxes	8,662	10,106	10,336

Provision for income taxes
Federal	2,790	3,330	3,545
State	420	635	598

	3,210	3,965	4,143

Net earnings	$5,452	$6,141	$6,193

Basic earnings per share	$.65	$.73	$.74

Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of year	$258,988	$258,889	$258,737

Add net earnings	5,452	6,141	6,193

Less cash dividends paid ($1.72 in 2005 and $.72 per share in 2004 and 2003)	14,433	6,042	6,041

Balance at end of year	$250,007	$258,988	$258,889

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2005, 2004 and 2003
Increase (Decrease) in Cash
(Dollars in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,452	$6,141	$6,193

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,389	3,450	3,785
Working capital items:
Accrued interest receivable	(517)	159	(14)
Accounts receivable	(376)	(3,798)	5,736
Inventories	57	(481)	218
Other current assets	2,813	(2,983)	(186)
Accounts payable, trade	1,745	1,786	131
Accrued liabilities	3,049	400	(1,648)
Income taxes payable	563	(1,620)	630
Other deferred liabilities	(107)	1,362	1,124
Other, net	(607)	(831)	(929)

Total Adjustments	10,009	(2,556)	8,847

Net cash provided by operating activities	15,461	3,585	15,040

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows, continued
For the Years Ended May 31, 2005, 2004 and 2003
Increase (Decrease) in Cash
(Dollars in thousands)

	2005	2004	2003

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments of U.S. Treasury Bills	$312,530	$380,028	$364,417
Purchase of U.S. Treasury Bills	(263,062)	(376,077)	(371,797)
Maturity of U.S. Treasury Notes	45,000	—	—
Purchase of U.S. Treasury Notes	(89,459)	—	—
Net proceeds from sale of idle property, plant and equipment	—	644	—
Purchase of property, plant and equipment	(2,356)	(1,928)	(1,523)
Other, net	(113)	(108)	(59)

Net cash provided by (used in) investing activities	2,540	2,559	(8,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(14,433)	(6,042)	(6,041)

Net cash used in financing activities	(14,433)	(6,042)	(6,041)

Net increase in cash	3,568	102	37

Cash at beginning of year	8,838	8,736	8,699

Cash at end of year	$12,406	$8,838	$8,736

The accompanying notes are a part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Accounting Policies
Nature of operations—Skyline Corporation designs, manufactures and sells at wholesale both a broad line of manufactured housing (single section homes, multi-section homes and modular homes) and a large selection of towable recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.
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
Revenue recognition—Substantially all of the Corporation’s products are made to order. Revenue is recognized upon completion of the following: an order for a unit is received from a dealer; written or verbal approval for payment is received from a dealer’s financing institution or payment is received from the dealer; a common carrier signs documentation accepting responsibility for the unit as agent for the dealer; and the unit is removed from the Corporation’s premises for delivery to a dealer.
Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue. Sales of parts are classified as revenue.
Consolidated statements of cash flows—For purposes of the statements of cash flows, investments in U. S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were reduced by income taxes paid of $3,121,000, $5,884,000 and $4,079,000 in 2005, 2004 and 2003, respectively.
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

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Accounting Policies, continued
Total inventories for the periods presented consisted of (dollars in thousands):

	May 31,
	2005	2004

Raw Materials	$4,174	$4,158

Work In Process	5,642	5,650

Finished Goods	22	87

	$9,838	$9,895

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
Investments—The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.
The cost and accrued interest of U.S. Treasury Bills, which approximates their fair market value, totaled $92,465,000 and $141,611,000 at May 31, 2005 and 2004, respectively. The investment in U.S. Treasury Notes has a gross unamortized cost of $44,529,000 and matures in less than one year at May 31, 2005. The fair market value of the U.S. Treasury Notes totals $44,523,000, resulting in a gross unrealized loss of $6,000. The Corporation does not have any other financial instruments which have market values differing from recorded values.
Warranty—The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year or less warranty. The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Accounting Policies, continued
A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Year ended May 31,
	2005	2004	2003
Balance at the beginning of the period	$11,121	$10,609	$10,100
Accruals for warranties	12,519	11,478	11,425
Settlements made during the period	(11,940)	(10,966)	(10,916)

Balance at the end of the period	11,700	11,121	10,609
Non-current balance included in other deferred liabilities	4,000	3,800	3,700

Accrued warranty and related expenses	$7,700	$7,321	$6,909

Other deferred liabilities—Other deferred liabilities consist of the following (dollars in thousands):

	May 31,
	2005	2004
Deferred compensation expense	$6,235	$5,742
Accrued warranty and related expenses	4,000	3,800
Other deferred expense	300	1,100

	$10,535	$10,642

Income taxes—The federal and state income tax provision (benefit) is summarized as follows (dollars in thousands):

	Year ended May 31,
	2005	2004	2003

Current
Federal	$3,124	$3,629	$4,111
State	560	686	583

	$3,684	$4,315	$4,694

Deferred
Federal	$(334)	$(299)	$(566)
State	(140)	(51)	15

	$(474)	$(350)	$(551)

	$3,210	$3,965	$4,143

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Accounting Policies, continued
The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes as follows (dollars in thousands):

	Year ended May 31,
	2005	2004	2003
Income taxes at statutory federal rate	$2,945	$3,437	$3,518
State income taxes, net of federal tax effect	277	419	394
Other, net	(12)	109	231

Income tax expense	$3,210	$3,965	$4,143

Effective tax rate	37.1%	39.2%	40.1%

The components of the net deferred tax assets are as follows:

	May 31,
	2005	2004

Current deferred tax assets
Accrued marketing programs	$750	$827
Accrued warranty expense	2,988	2,871
Accrued workers’ compensation	1,609	1,326
Accrued vacation	516	514
Other	206	709

Net current deferred tax asset	$6,069	$6,247

Noncurrent deferred tax assets
Deferred compensation expense	$2,222	$1,759
Accrued warranty expense	1,592	1,330
Other	286	358

Net noncurrent deferred tax assets	$4,100	$3,447

Total gross deferred tax asset	$10,169	$9,694

Valuation allowance	(844)	(843)

Net deferred tax asset	$9,325	$8,851

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 1 Nature of Operations and Accounting Policies, continued
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance relates to certain state tax assets that the Corporation considers more likely than not to not be realized due to a lack of projected taxable income in certain states. There have been no changes in the judgments regarding the realizability of deferred tax assets during the periods presented.
Recently issued accounting pronouncements—In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. In addition, idle facility expense, excessive spoilage, double freight and rehandling costs should be recognized as period costs.
In May 2005 the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 changes the requirements for the accounting for and reporting of voluntary changes in accounting principle, and for changes required by an accounting pronouncement that does not have a specific transition provision. When recognizing a change in accounting principle, retrospective application of the principle to prior period’s financial statements is generally specified.
These pronouncements are effective for the Corporation beginning June 1, 2006, and adoption is not expected to have a material impact on its future financial condition or results of operation. The Corporation has also determined that the effects on the consolidated financial statements from any recently issued accounting standards are not applicable.
NOTE 2 Commitments and Contingencies
The Corporation was contingently liable at May 31, 2005, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 2 Commitments and Contingencies, continued
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchase units, was approximately $106 million at May 31, 2005 and $100 million at May 31, 2004.
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

	Year Ended May 31,
	2005	2004	2003

Obligations from units repurchased	$—	$23	$1,001

Net loss on repurchased units	$—	$—	$50
The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal years ended May 31, 2005 and 2004 was approximately $1,100,000 while lease expense for the fiscal year ended May 31, 2003 was approximately $1,200,000. Future minimum lease commitments under operating leases are as follows (dollars in thousands):

Year Ending
May 31,	Amount
2006	$713
2007	470
2008	313
2009	146
2010	34
Thereafter	49

$1,725

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 3 Purchase of Treasury Stock
The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2005, 2004 and 2003, the Corporation did not acquire any shares of its common stock. At May 31, 2005 the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.
NOTE 4 Employee Benefits
A) HEALTH INSURANCE
The Corporation offers health insurance to eligible employees and dependents. This benefit is administered by utilizing a combination of insurance companies. The Corporation has individual reinsurance coverage limiting its liability for any catastrophic claims.
Claims incurred but not reported are accrued based on estimates that incorporate the Corporation’s past experience and other considerations such as the nature of each claim and other relevant trend factors provided by the insurance companies. Expenses associated with the health insurance benefit were $4,273,000, $3,860,000 and $3,737,000 for fiscal years ended May 31, 2005, 2004 and 2003, respectively.
B) PROFIT SHARING PLANS AND 401 (K) PLANS
The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested in United States Government Securities. For the years ended May 31, 2005, 2004 and 2003, contributions to the Plans were $2,454,000, $2,447,000 and $2,356,000, respectively.
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

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 4 Employee Benefits, continued
C) RETIREMENT AND DEATH BENEFIT PLANS
The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 5.5 percent in fiscal 2005, 6.5 percent in fiscal 2004 and 6.0 percent in fiscal 2003. The amount accrued for such arrangements totaled $6,235,000 at May 31, 2005, $5,742,000 at May 31, 2004 and $4,580,000 at May 31, 2003. The amount charged to operations under these arrangements was $498,000 in fiscal year 2005, $1,145,000 in fiscal 2004 and $252,000 in fiscal year 2003.
NOTE 5 Industry Segment Information
The corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, including park models and fifth wheels). In fiscal year 2005, manufactured housing represented 74 percent of total sales, while recreational vehicles accounted for the remaining 26 percent. In fiscal year 2004, manufactured housing represented 72 percent of total sales, while recreational vehicles accounted for the remaining 28 percent. In fiscal 2003, 70 percent of total sales were represented by manufactured housing, while the remaining 30 percent was recreational vehicles.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements
NOTE 5 Industry Segment Information, continued

(Dollars in thousands)	2005	2004	2003
SALES
Manufactured housing	$335,394	$311,354	$294,349
Recreational vehicles	118,930	122,546	126,966

Total sales	$454,324	$433,900	$421,315

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$12,296	$13,035	$11,116
Recreational vehicles	(2,547)	150	439
General corporate expenses	(3,561)	(4,326)	(3,214)

Total operating earnings	6,188	8,859	8,341
Interest income	2,474	1,247	1,995

Earnings before income taxes	$8,662	$10,106	$10,336

IDENTIFIABLE ASSETS
OPERATING ASSETS
Manufactured housing	$77,096	$75,079	$71,225
Recreational vehicles	23,222	24,478	22,195

Total operating assets	100,318	99,557	93,420
U.S. TREASURY BILLS AND NOTES	137,119	141,611	145,721

Total assets	$237,437	$241,168	$239,141

DEPRECIATION
Manufactured housing	$2,724	$2,777	$3,103
Recreational vehicles	665	673	682

Total depreciation	$3,389	$3,450	$3,785

CAPITAL EXPENDITURES
Manufactured housing	$1,354	$1,158	$1,230
Recreational vehicles	1,002	770	293

Total capital expenditures	$2,356	$1,928	$1,523

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
NOTE 6 Financial Summary by Quarter
Financial Summary by Quarter
Unaudited
(Dollars in thousands, except per share data)

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Year
Sales	$117,567	$121,031	$96,219	$119,507	$454,324
Gross profit	11,888	13,873	9,430	14,405	49,596
Net earnings (loss)	806	1,882	(351)	3,115	5,452
Basic earnings (loss) per share	.10	.22	(.04)	.37	.65

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Year
Sales	$110,149	$114,996	$91,255	$117,500	$433,900
Gross profit	14,054	13,982	8,345	14,001	50,382
Net earnings (loss)	2,037	2,068	(718)	2,754	6,141
Basic earnings (loss) per share	.24	.25	(.09)	.33	.73

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2005, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2005.

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Corporation’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Corporation’s receipts and expenditures are being made only in accordance with authorizations of management and directors; provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Item 9A.	Controls and Procedures, continued

Management’s Report of Internal Control over Financial Reporting, continued

Management of the Corporation has assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting.

Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Corporation’s financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2005, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2005 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III
Item 10. Executive Officers and Significant Employees of the Registrant (Officers are elected annually.)

Item 10.	Executive Officers and Significant Employees of the Registrant (Officers are elected annually.)

Name	Age	Position
Thomas G. Deranek	69	Vice Chairman and Chief Executive Officer

William H. Murschel	60	President and Chief Operations Officer

Terrence M. Decio	53	Vice President-Marketing and Sales

James R. Weigand	50	Chief Financial Officer and Secretary

Christopher R. Leader	46	Vice President-Operations

Charles W. Chambliss	55	Vice President-Product Development and Engineering

Jon S. Pilarski	42	Corporate Controller

Thomas G. Deranek, Vice Chairman and Chief Executive Officer, joined the Corporation in 1964. He served as Chief of Staff from 1991 to 2001 and was elected Vice Chairman and Chief Executive Officer in September 2001.

William H. Murschel, President and Chief Operations Officer, joined the Corporation in 1969. He was elected Vice President in 1986, and President and Chief Operations Officer in 1991.

Terrence M. Decio, Vice President-Marketing and Sales, joined the Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, Senior Executive Vice President in 1993 and Vice President-Marketing and Sales in 2004.

James R. Weigand, Chief Financial Officer and Secretary, joined the Corporation in 1991 as Controller. He was elected an officer in 1994, Vice President-Finance & Treasurer and Chief Financial Officer in 1997 and Secretary in 2004.

Christopher R. Leader, Vice President-Operations, joined the Corporation in January 1997 and was elected Vice President in September 1997.

Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996.

Jon S. Pilarski, Corporate Controller, joined the Corporation in 1994 and was elected Corporate Controller in 1997.

The Corporation has a Code of Ethics that applies to all employees, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The ethics policy is posted on the Corporation’s website, http://www.skylinecorp.com.

Item 15. Exhibits, Financial Statement Schedules

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)	Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i )	Articles of Incorporation

(3)(ii )	By-Laws

(14)	Code of Ethics

(21)	Subsidiaries of the Registrant

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d –14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d –14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

DATE:	July 25, 2005	BY:	/s/ Thomas G. Deranek Thomas G. Deranek, Vice Chairman, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:	July 25, 2005	BY:	/s/ James R. Weigand James R. Weigand, Chief Financial Officer and Secretary

DATE:	July 25, 2005	BY:	/s/ Jon S. Pilarski Jon S. Pilarski, Corporate Controller

DATE:	July 25 2005	BY:	/s/ Arthur J. Decio Arthur J. Decio, Director, Chairman of the Board, serving in a non-executive officer capacity

DATE:	July 25, 2005	BY:	/s/ Jerry Hammes
Jerry Hammes, Director

DATE:	July 25, 2005	BY:	/s/ Ronald F. Kloska Ronald F. Kloska, Director

DATE:	July 25, 2005	BY:
William H. Lawson, Director

DATE:	July 25, 2005	BY:	/s/ David T. Link David T. Link, Director

DATE:	July 25, 2005	BY:
Andrew J. McKenna, Director