Form 10-Q
period 2005-08-31
SKYLINE CORP
filed 2005-10-07
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________________________ to ____________________________________________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 7, 2005
Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2005	May 31, 2005
	(Unaudited)

Current Assets
Cash	$11,029	$12,406
U.S. Treasury Bills, at cost plus accrued interest	42,784	92,465
U.S. Treasury Notes, at cost plus accrued interest	89,350	44,654
Accounts receivable, trade, less allowance for doubtful accounts of $100	27,903	26,466
Inventories	10,839	9,838
Other current assets	9,609	6,233

Total Current Assets	191,514	192,062

Property, Plant and Equipment, At Cost
Land	5,542	6,572
Buildings and improvements	64,102	64,036
Machinery and equipment	27,837	27,619

	97,481	98,227
Less accumulated depreciation	62,737	62,389

Net Property, Plant and Equipment	34,744	35,838

Other Assets	9,610	9,537

	$235,868	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	August 31, 2005	May 31, 2005
	(Unaudited)

Current Liabilities
Accounts payable, trade	$7,630	$9,521
Accrued salaries and wages	5,841	6,409
Accrued profit sharing	650	2,434
Accrued marketing programs	8,653	6,377
Accrued warranty and related expenses	7,800	7,700
Other accrued liabilities	2,925	4,229
Income taxes payable	1,363	729

Total Current Liabilities	34,862	37,399

Other Deferred Liabilities	10,669	10,535

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	250,841	250,007
Treasury stock, at cost, 2,825,900 shares at August 31, 2005 and May 31, 2005	(65,744)	(65,744)

Total Shareholders’ Equity	190,337	189,503

	$235,868	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2005 and 2004
(Unaudited)
(Dollars in thousands, except per share data)

	2005	2004
EARNINGS

Sales	$118,346	$117,567
Cost of sales	104,642	105,679

Gross profit	13,704	11,888
Selling and administrative expenses	11,472	10,931

Operating earnings	2,232	957
Interest income	1,025	389
Gain on sale of property, plant and equipment	464	—

Earnings before income taxes	3,721	1,346

Provision for income taxes:
Federal	1,212	460
State	165	80

	1,377	540

Net earnings	$2,344	$806

Basic earnings per share	$.28	$.10

Cash dividends per share	$.18	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of period	$250,007	$258,988
Net earnings	2,344	806
Cash dividends paid	(1,510)	(1,511)

Balance at end of period	$250,841	$258,283

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2005 and 2004
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,344	$806

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	755	802
Gain on sale of property, plant and equipment	(464)	—
Working Capital Items:
Accrued interest receivable	(88)	(255)
Accounts receivable	(1,437)	(2,378)
Inventories	(1,001)	(1,803)
Other current assets	(3,376)	602
Accounts payable, trade	(1,891)	467
Accrued liabilities	(1,280)	(58)
Income taxes payable	634	262
Other deferred liabilities	134	—
Other, net	(19)	132

Total adjustments	(8,033)	(2,229)

Net cash used in operating activities	$(5,689)	$(1,423)

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows (continued)
For the three-month periods ended August 31, 2005 and 2004
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2005	2004

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	$77,066	$98,673
Purchase of U.S. Treasury Bills	(27,668)	(51,852)
Purchase of U.S. Treasury Notes	(44,325)	(44,930)
Proceeds from sale of property, plant and equipment	1,493	—
Purchase of property, plant and equipment	(741)	(1,312)
Other, net	(3)	(41)

Net cash provided by investing activities	5,822	538

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,510)	(1,511)

Net cash used in financing activities	(1,510)	(1,511)

Net decrease in cash	(1,377)	(2,396)
Cash at beginning of year	12,406	8,838

Cash at end of quarter	$11,029	$6,442

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2005, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2005 and 2004. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	August 31, 2005	May 31, 2005

Raw Materials	$4,346	$4,174
Work In Process	5,695	5,642
Finished Goods	798	22

	$10,839	$9,838

The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by either a two-year warranty or a one-year warranty.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements (continued)
The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary. A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Three-Months Ended
	August 31,
	2005	2004
Balance at the beginning of the period	$11,700	$11,121
Accruals for warranties	2,977	3,167
Settlements made during the period	(2,877)	(3,012)

Balance at the end of the period	11,800	11,276
Non-current balance included in other deferred liabilities	4,000	3,900

Accrued warranty and related expenses	$7,800	$7,376

The Corporation was contingently liable at August 31, 2005 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $102 million at August 31, 2005 and $106 million at May 31, 2005. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were no repurchases in the three-month periods ending August 31, 2005 and 2004.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements (continued)
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, including park models and fifth wheels). In the first quarter of fiscal year 2006, manufactured housing represented 78 percent of total sales, while recreational vehicles accounted for the remaining 22 percent. In the first three months of fiscal year 2005, manufactured housing represented 72 percent of total sales, while recreational vehicles accounted for the remaining 28 percent.

	Three-Months Ended
	August 31,
(Dollars in thousands)	2005	2004
SALES
Manufactured housing	$92,436	$85,018
Recreational vehicles	25,910	32,549

Total sales	$118,346	$117,567

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$4,229	$2,784
Recreational vehicles	(1,179)	(1,124)
General corporate expense	(818)	(703)

Total operating earnings	2,232	957
Interest income	1,025	389
Gain on sale of property, plant and equipment	464	—

Earnings before income taxes	$3,721	$1,346

Operating earnings represent earnings before interest income, gain (loss) on sale of property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing and economic uncertainty has resulted in industry sales to be the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. However, there has been a softening of demand over the past few months.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations – Three-Month Period Ended August 31, 2005 Compared to the Three-Month Period Ended August 31, 2004 (Unaudited)
Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$92,436	78.1	$85,018	72.3	$7,418
Recreational Vehicles	25,910	21.9	32,549	27.7	(6,639)

Total Sales	$118,346	100.0	$117,567	100.0	$779

Unit Shipments
Manufactured Housing	2,061	54.5	1,975	46.6	86
Recreational Vehicles	1,718	45.5	2,261	53.4	(543)

Total Unit Shipments	3,779	100.0	4,236	100.0	(457)

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing and economic uncertainty impacting the entire manufactured housing industry. Despite these challenges, increased demand occurred for both single section and multi-section homes. In addition, sales rose due to an increase in the average selling price of multi-section homes.
Recreational vehicle sales decreased as a result of a continued shift in consumer demand toward products with bonded wall construction. The Corporation currently offers a limited number of models with fiberglass exteriors. In addition, the industry experienced a slowdown in the demand for towable recreational vehicles during this period.
Cost of Sales
(Dollars in thousands)

		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$80,340	86.9	$75,175	88.4	$5,165
Recreational Vehicles	24,302	93.8	30,504	93.7	(6,202)

Consolidated	$104,642	88.4	$105,679	89.9	$(1,037)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales increased due to increased sales. As a percentage of manufactured housing sales, however, cost of sales decreased as a result of the timing of the impact of increased selling prices.
Recreational vehicle cost of sales decreased due to fewer units sold in the first quarter of fiscal 2006 versus 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations – Three-Month Period Ended August 31, 2005 Compared to the Three-Month Period Ended August 31, 2004 (Unaudited) (continued)
Selling and Administrative Expenses
(Dollars in thousands)

		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$11,472	9.7	$10,931	9.3	$541
Selling and administrative expenses rose primarily due to increases in performance based compensation.
Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$4,229	4.6	$2,784	3.3	$1,445
Recreational Vehicles	(1,179)	(4.6)	(1,124)	(3.5)	(55)
General Corporate Expenses	(818)	0.7	(703)	0.6	(115)

Total Operating Earnings	$2,232	1.9	$957	0.8	$1,275

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
Operating earnings for the manufactured housing segment increased due to improved sales, and improved margins on those sales. The operating loss for the recreational vehicle segment increased slightly in spite of a significant reduction in sales. General corporate expenses increased primarily due to an increase in an accrual for performance based compensation.
Interest Income
(Dollars in thousands)

			Change
			Increase
	2005	2004	(Decrease)
Interest Income	$1,025	$389	$636
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Gain on Sale of Property, Plant and Equipment
In the first quarter of fiscal 2006, the Corporation sold vacant land for a pre-tax gain of $464,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources
(Dollars in thousands)

			Change
	August 31,	May 31,	Increase
	2005	2005	(Decrease)
	(Unaudited)
Cash and U.S. Treasury Bills and Notes	$143,163	$149,525	$(6,362)
Current Assets Exclusive of Cash
and U.S. Treasury Bills and Notes	$48,351	$42,537	$5,814
Current Liabilities	$34,862	$37,399	$(2,537)
Working Capital	$156,652	$154,663	$1,989
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, increased due to a rise in accounts receivables, $1,437,000, inventories, $1,001,000 and other current assets, $3,376,000. Accounts receivable and inventories increased as a result of higher amount of sales in August 2005 versus May 2005. Other current assets increased due to funding of workers’ compensation claims with the Corporation’s workers’ compensation insurance carrier.
Current liabilities declined primarily due to a $1,784,000 decrease in accrued profit sharing. The decrease resulted from the timing of a yearly contribution to the Corporation’s profit sharing plan.
Capital expenditures totaled $741,000 for the three months ended August 31, 2005 versus $1,312,000 in the comparable period of the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies. In addition, the Corporation received proceeds totaling $1,493,000 from the sale of vacant land.
The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Other Matters
The provisions for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation, however, experienced in fiscal 2005 significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first quarter of fiscal 2006.
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of hurricanes and other natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2005, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of August 31, 2005.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended August 31, 2005 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2005 filed by the registrant with the Commission.
Item 4. Submission of Matters to a Vote of Security Holders.
On September 26, 2005, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld
Arthur J. Decio	7,477,931	0	489,748
Thomas G. Deranek	7,839,193	0	128,486
Jerry Hammes	7,459,145	0	508,534
Ronald F. Kloska	7,456,305	0	511,374
William H. Lawson	7,823,467	0	144,212
David T. Link	7,823,267	0	144,412
Andrew J. McKenna	7,823,467	0	144,212

Item 6.	Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION
DATE: October 7, 2005
/s/ James R. Weigand
James R. Weigand
Chief Financial Officer

DATE: October 7, 2005
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