Form 10-Q
period 2005-11-30
SKYLINE CORP
filed 2006-01-06
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 1-4714
SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)
(574) 294-6521

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 6, 2006

Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I.
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
     Consolidated Balance Sheets
     (Dollars in thousands)

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS

Current Assets
Cash	$10,847	$12,406
U.S. Treasury Bills, at cost plus accrued interest	54,560	92,465
U.S. Treasury Notes, at cost plus accrued interest	89,650	44,654
Accounts receivable, trade, less allowance for doubtful accounts of $100	28,590	26,466
Inventories	10,981	9,838
Other current assets	8,285	6,233

Total Current Assets	202,913	192,062

Property, Plant and Equipment, At Cost
Land	5,542	6,572
Buildings and improvements	64,239	64,036
Machinery and equipment	28,119	27,619

	97,900	98,227

Less accumulated depreciation	63,462	62,389

Net Property, Plant and Equipment	34,438	35,838

Other Assets	9,642	9,537

	$246,993	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	November 30, 2005	May 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$10,334	$9,521
Accrued salaries and wages	7,281	6,409
Accrued profit sharing	1,315	2,434
Accrued marketing programs	11,090	6,377
Accrued warranty and related expenses	7,800	7,700
Other accrued liabilities	3,701	4,229
Income taxes payable	1,539	729

Total Current Liabilities	43,060	37,399

Other Deferred Liabilities	10,601	10,535

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	253,836	250,007
Treasury stock, at cost, 2,825,900 shares at November 30, 2005 and May 31, 2005	(65,744)	(65,744)

Total Shareholders’ Equity	193,332	189,503

	$246,993	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2005 and 2004
(Unaudited)
(Dollars in thousands, except per share data)

	Three-Months Ended		Six-Months Ended
	2005	2004	2005	2004
EARNINGS
Sales	$136,487	$121,031	$254,833	$238,598
Cost of sales	118,659	107,158	223,301	212,837

Gross profit	17,828	13,873	31,532	25,761
Selling and administrative expenses	11,626	11,254	23,098	22,185

Operating earnings	6,202	2,619	8,434	3,576
Interest income	1,199	533	2,224	922
Gain on sale of idle property, plant and equipment	—	—	464	—

Earnings before income taxes	7,401	3,152	11,122	4,498

Provision for income taxes:
Federal	2,431	1,059	3,643	1,519
State	465	211	630	291

	2,896	1,270	4,273	1,810

Net earnings	$4,505	$1,882	$6,849	$2,688

Basic earnings per share	$.54	$.22	$.82	$.32

Cash dividends per share	$.18	$1.18	$.36	$1.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$250,841	$258,283	$250,007	$258,988
Net earnings	4,505	1,882	6,849	2,688
Cash dividends paid	(1,510)	(9,904)	(3,020)	(11,415)

Balance at end of period	$253,836	$250,261	$253,836	$250,261

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2005 and 2004
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,849	$2,688

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,507	1,610
Gain on sale of idle property, plant and equipment	(464)	—
Working capital items:
Accounts receivable	(2,124)	321
Accrued interest receivable	(429)	(22)
Inventories	(1,143)	(384)
Other current assets	(2,052)	1,378
Accounts payable, trade	813	382
Accrued liabilities	4,038	4,433
Income taxes payable	810	(166)
Other deferred liabilities	66	—
Other, net	14	91

Total adjustments	1,036	7,643

Net cash provided by operating activities	7,885	10,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	109,699	187,257
Purchase of U.S. Treasury Bills	(72,036)	(139,364)
Purchase of U.S. Treasury Notes	(44,325)	(44,930)
Net proceeds from sale of idle property, plant and equipment	1,493	29
Purchase of property, plant and equipment	(1,194)	(1,867)
Other, net	(61)	(80)

Net cash provided by (used in) investing activities	(6,424)	1,045

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,020)	(11,415)

Net cash used in financing activities	(3,020)	(11,415)

Net decrease in cash	(1,559)	(39)
Cash at beginning of year	12,406	8,838

Cash at end of quarter	$10,847	$8,799

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2005, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2005 and 2004. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2005 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	November 30, 2005	May 31, 2005
Raw Materials	$4,968	$4,174
Work In Process	5,947	5,642
Finished Goods	66	22

	$10,981	$9,838

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

	Six Months Ended
	November 30,
	2005	2004
Balance at the beginning of the period	$11,700	$11,121
Accruals for warranties	5,892	6,340
Settlements made during the period	(5,792)	(5,997)

Balance at the end of the period	11,800	11,464

Non-current balance included in other deferred liabilities	4,000	3,900

Accrued warranty and related expenses	$7,800	$7,564

The Corporation was contingently liable at November 30, 2005 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $92 million at November 30, 2005 and $106 million at May 31, 2005. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were two units repurchased for approximately $80,000 in the first six months ended November 30, 2005. The Corporation did not incur a loss related to the repurchases. There were no repurchases in the six-month period ending November 2004.

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
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (including travel trailers, park models and fifth wheels). In the first six months of fiscal years 2006 and 2005, manufactured housing represented 77 percent and 74 percent of total sales, respectively while recreational vehicles accounted for the remaining 23 percent and 26 percent, respectively.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(Dollars in thousands)	2005	2004	2005	2004
SALES
Manufactured housing	$103,371	$92,057	$195,807	$177,075
Recreational vehicles	33,116	28,974	59,026	61,523

Total sales	$136,487	$121,031	$254,833	$238,598

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$6,870	$4,362	$11,099	$7,146
Recreational vehicles	(46)	(939)	(1,225)	(2,063)
General corporate expense	(622)	(804)	(1,440)	(1,507)

Total operating earnings	6,202	2,619	8,434	3,576
Interest income	1,199	533	2,224	922
Gain on sale of idle property, plant and equipment	—	—	464	—

Earnings before income taxes	$7,401	$3,152	$11,122	$4,498

Operating earnings represent earnings before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

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
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing and economic uncertainty has resulted in industry sales which continue to be the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. However, recent demand has fluctuated due to a softening of demand for fifth wheels over the past few months which has been offset at times by hurricane driven demand for towable travel trailers.
Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. Eight of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations – Three-Month Period Ended November 30, 2005 Compared to the Three-Month Period Ended November 30, 2004 (Unaudited)
Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$103,371	75.7	$92,057	76.1	$11,314
Recreational Vehicles	33,116	24.3	28,974	23.9	4,142

Total Sales	$136,487	100.0	$121,031	100.0	$15,456

Unit Shipments
Manufactured Housing	2,276	49.3	2,093	52.7	183
Recreational Vehicles	2,345	50.7	1,881	47.3	464

Total Unit Shipments	4,621	100.0	3,974	100.0	647

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing and economic uncertainty impacting the entire manufactured housing industry. Despite these challenges, increased demand occurred for both single section and multi-section homes. In addition, sales rose due to an increase in the average selling price of multi-section homes.
Recreational vehicle sales increased as a result of increased demand for towable travel trailers. In addition, the recreational vehicle industry experienced greater demand for its products in the aftermath of hurricanes striking the gulf coast of the United States.
Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$88,432	85.5	$80,321	87.3	$8,111
Recreational Vehicles	30,227	91.3	26,837	92.6	3,390

Consolidated	$118,659	86.9	$107,158	88.5	$11,501

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales increased due to increased sales. As a percentage of sales, however, cost of sales decreased resulting from the timing of the impact of increased selling prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Three-Month Period Ended November 30, 2005 Compared to the Three-Month Period Ended November 30, 2004 (Unaudited) (continued)
     Selling and Administrative Expenses
     (Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$11,626	8.5	$11,254	9.3	$372
Selling and administrative expenses rose primarily due to an increase in performance based compensation.
Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$6,870	6.6	$4,362	4.7	$2,508
Recreational Vehicles	(46)	(0.1)	(939)	(3.2)	893
General Corporate Expenses	(622)	(0.5)	(804)	(0.7)	182

Total Operating Earnings	$6,202	4.5	$2,619	2.2	$3,583

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
The operating earnings for the manufactured housing segment increased, and the operating loss for the recreational vehicle segment decreased due to rising sales and improved margins on those sales.
Interest Income
(Dollars in thousands)

			Change
			Increase
	2005	2004	(Decrease)
Interest Income	$1,199	$533	$666
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Six-Month Period Ended November 30, 2005 Compared to the Six-Month Period Ended November 30, 2004 (Unaudited) (continued)
Sales and Unit Shipments
(Dollars in thousands)

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)
Sales
Manufactured Housing	$195,807	76.8	$177,075	74.2	$18,732
Recreational Vehicles	59,026	23.2	61,523	25.8	(2,497)

Total Sales	$254,833	100.0	$238,598	100.0	$16,235

Unit Shipments
Manufactured Housing	4,337	51.6	4,068	49.5	269
Recreational Vehicles	4,063	48.4	4,142	50.5	(79)

Total Unit Shipments	8,400	100.0	8,210	100.0	190

Manufactured housing unit sales continue to be affected by difficult market conditions, restrictive retail financing and economic uncertainty impacting the entire manufactured housing industry. Despite these challenges, increased demand occurred for both single section and multi-section homes. In addition, sales rose due to an increase in the average selling price of multi-section homes.
     Recreational vehicle sales experienced a slight decrease overall during this six-month period. However, sales did increase for towable travel trailers in the second fiscal quarter due in part to hurricane driven demand.
Cost of Sales
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$168,773	86.2	$155,497	87.8	$13,276
Recreational Vehicles	54,528	92.4	57,340	93.2	(2,812)

Consolidated	$223,301	87.6	$212,837	89.2	$10,464

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing cost of sales increased due to increased sales. Recreational vehicle cost of sales decreased due to fewer units sold in the first half of fiscal 2006 versus 2005. As a percentage of sales, cost of sales for both segments decreased as a result of the timing of the impact of increased selling prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Six-Month Period Ended November 30, 2005 Compared to the Six-Month Period Ended November 30, 2004 (Unaudited) (continued)
Selling and Administrative Expenses
(Dollars in thousands)

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)
Selling and Administrative Expenses	$23,098	9.1	$22,185	9.3	$913
Selling and administrative expenses rose primarily due to an increase in performance based compensation.
Operating Earnings (Loss)
(Dollars in thousands)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Sales *	2004	Sales *	(Decrease)
Manufactured Housing	$11,099	5.7	$7,146	4.0	$3,953
Recreational Vehicles	(1,225)	(2.1)	(2,063)	(3.4)	838
General Corporate Expenses	(1,440)	(0.6)	(1,507)	(0.6)	67

Total Operating Earnings	$8,434	3.3	$3,576	1.5	$4,858

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.

Operating earnings for the manufactured housing segment increased due to improved sales, and improved margins on those sales. The operating loss for the recreational vehicle segment decreased due to improved margins and an increase in demand for towable travel trailers in the second fiscal quarter.
Interest Income
(Dollars in thousands)

			Change
			Increase
	2005	2004	(Decrease)
Interest Income	$2,224	$922	$1,302
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Gain on Sale of Idle Property, Plant and Equipment
In the first quarter of fiscal year 2006, the Corporation sold vacant land for a pre-tax gain of $464,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Six-Month Period Ended November 30, 2005 Compared to the Six-Month Period Ended November 30, 2004 (Unaudited) (continued)
Liquidity and Capital Resources
(Dollars in thousands)

		Change
	November 30,	May 31,	Increase
	2005	2005	(Decrease)
Cash and U.S. Treasury Bills and Notes	$155,057	$149,525	$5,532
Current Assets Exclusive of Cash and U.S. Treasury Bills and Notes	$47,856	$42,537	$5,319
Current Liabilities	$43,060	$37,399	$5,661
Working Capital	$159,853	$154,663	$5,190
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, increased due to a rise in accounts receivables, $2,124,000, inventories, $1,143,000 and other current assets, $2,052,000. Accounts receivable and inventories increased as a result of higher amount of sales in November 2005 versus May 2005. Other current assets increased due to funding of workers’ compensation claims with the Corporation’s workers’ compensation insurance carrier.
The rise in current liabilities is primarily due to a $4,713,000 increase in accrued marketing programs which was driven by higher sales and the timing of payments for an ongoing marketing program.
Capital expenditures totaled $1,194,000 for the six-months ended November 30, 2005 versus $1,867,000 in the comparable period of the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies. In addition, the Corporation received net proceeds totaling $1,493,000 from the sale of vacant land.
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
Other Matters (continued)
selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first half of fiscal 2006.
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
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2005, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of November 30, 2005.

Item 4. Controls and Procedures (continued).
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended
November 30, 2005 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2005 filed by the registrant with the Commission.
Item 6. Exhibits

(3(ii))	By-Laws

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	January 6, 2006	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE:	January 6, 2006	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions
3 (ii)	By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002