Form 10-Q
period 2006-02-28
SKYLINE CORP
filed 2006-04-07
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 7, 2006

Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I.
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	February 28, 2006	May 31, 2005
(Dollars in thousands)	(Unaudited)
ASSETS

Current Assets
Cash	$9,031	$12,406
U.S. Treasury Bills, at cost plus accrued interest	51,565	92,465
U.S. Treasury Notes, at cost plus accrued interest	89,923	44,654
Accounts receivable, trade, less allowance for doubtful accounts of $100	28,470	26,466
Inventories	11,825	9,838
Other current assets	10,718	6,233

Total Current Assets	201,532	192,062

Property, Plant and Equipment, At Cost
Land	5,557	6,572
Buildings and improvements	64,339	64,036
Machinery and equipment	28,427	27,619

	98,323	98,227
Less accumulated depreciation	64,007	62,389

Net Property, Plant and Equipment	34,316	35,838

Other Assets	9,726	9,537

	$245,574	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	February 28, 2006	May 31, 2005
(Dollars in thousands, except per share data)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$7,207	$9,521
Accrued salaries and wages	6,458	6,409
Accrued profit sharing	1,980	2,434
Accrued marketing programs	10,702	6,377
Accrued warranty and related expenses	7,800	7,700
Other accrued liabilities	6,207	4,229
Income taxes payable	456	729

Total Current Liabilities	40,810	37,399

Other Deferred Liabilities	10,653	10,535

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	254,615	250,007
Treasury stock, at cost, 2,825,900 shares at February 28, 2006 and May 31, 2005	(65,744)	(65,744)

Total Shareholders’ Equity	194,111	189,503

	$245,574	$237,437

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	2006	2005	2006	2005
EARNINGS
Sales	$117,491	$96,219	$372,324	$334,817
Cost of sales	103,530	86,789	326,831	299,626

Gross profit	13,961	9,430	45,493	35,191
Selling and administrative expenses	11,489	10,709	34,587	32,894

Operating earnings (loss)	2,472	(1,279)	10,906	2,297
Interest income	1,320	672	3,544	1,594
Gain on sale of idle property, plant and equipment	—	—	464	—

Earnings (loss) before income taxes	3,792	(607)	14,914	3,891

Provision (credit) for income taxes:
Federal	1,232	(194)	4,875	1,325
State	270	(62)	900	229

	1,502	(256)	5,775	1,554

Net earnings (loss)	$2,290	$(351)	$9,139	$2,337

Basic earnings (loss) per share	$.27	$(.04)	$1.09	$.28

Cash dividends per share	$.18	$.18	$.54	$1.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$253,836	$250,264	$250,007	$258,988
Net earnings (loss)	2,290	(351)	9,139	2,337
Cash dividends paid	(1,511)	(1,510)	(4,531)	(12,922)

Balance at end of period	$254,615	$248,403	$254,615	$248,403

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 2006 and 2005
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,139	$2,337

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,325	2,487
Gain on sale of idle property, plant and equipment	(464)	—
Working capital items:
Accrued interest receivable	(814)	(229)
Accounts receivable	(2,004)	1,519
Inventories	(1,987)	(204)
Other current assets	(4,485)	2,787
Accounts payable, trade	(2,314)	145
Accrued liabilities	5,998	5,091
Income taxes payable	(273)	(166)
Other, net	90	245

Total adjustments	(3,928)	11,675

Net cash provided by operating activities	5,211	14,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	142,282	275,776
Purchase of U.S. Treasury Bills	(101,513)	(230,387)
Purchase of U.S. Treasury Notes	(44,324)	(44,930)
Net proceeds from sale of idle property, plant and equipment	1,493	—
Purchase of property, plant and equipment	(1,896)	(2,236)
Other, net	(97)	(95)

Net cash used in investing activities	(4,055)	(1,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,531)	(12,922)

Net cash used in financing activities	(4,531)	(12,922)

Net decrease in cash	(3,375)	(782)
Cash at beginning of year	12,406	8,838

Cash at end of quarter	$9,031	$8,056

The accompanying notes are a part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2006, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 28, 2006 and 2005. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	February 28, 2006	May 31, 2005
Raw materials	$5,787	$4,174
Work in process	5,664	5,642
Finished goods	374	22

	$11,825	$9,838

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

	Nine Months Ended
	February 28,
	2006	2005
Balance at the beginning of the period	$11,700	$11,121
Accruals for warranties	8,806	9,315
Settlements made during the period	(8,706)	(8,778)

Balance at the end of the period	11,800	11,658
Non-current balance included in other deferred liabilities	4,000	4,000

Accrued warranty and related expenses	$7,800	$7,658

The Corporation was contingently liable at February 28, 2006 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $104 million at February 28, 2006 and $106 million at May 31, 2005. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were two units repurchased for approximately $80,000 in the first nine months ended February 28, 2006. The Corporation did not incur a loss related to the repurchases. There were no repurchases in the nine-month period ending February 28, 2005.

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
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (including travel trailers, park models and fifth wheels). In the first nine months of fiscal years 2006 and 2005, manufactured housing represented 75 percent and 74 percent of total sales, respectively, while recreational vehicles accounted for the remaining 25 percent and 26 percent, respectively.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(Dollars in thousands)	2006	2005	2006	2005
SALES
Manufactured housing	$83,199	$69,772	$279,006	$246,847
Recreational vehicles	34,292	26,447	93,318	87,970

Total sales	$117,491	$96,219	$372,324	$334,817

EARNINGS (LOSS) BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$2,724	$685	$13,823	$7,831
Recreational vehicles	643	(1,075)	(582)	(3,138)
General corporate expense	(895)	(889)	(2,335)	(2,396)

Total operating earnings (loss)	2,472	(1,279)	10,906	2,297
Interest income	1,320	672	3,544	1,594
Gain on sale of idle property, plant and equipment	—	—	464	—

Earnings (loss) before income taxes	$3,792	$(607)	$14,914	$3,891

Operating earnings (loss) represent earnings (losses) before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

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
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last three years have been the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. Demand has recently increased due to ongoing hurricane relief efforts in the Gulf coast region of the United States.
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
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. This segment is currently experiencing increased demand for travel trailers resulting from hurricane relief efforts. The Corporation is contributing to relief efforts by providing recreational vehicles to its nationwide network of independent dealers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations — Three-Month Period Ended February 28, 2006 Compared to the Three-Month Period Ended February 28, 2005 (Unaudited)
Sales and Unit Shipments

					Change
					Increase
(Dollars in thousands)	2006	Percent	2005	Percent	(Decrease)
Sales
Manufactured housing	$83,199	70.8	$69,772	72.5	$13,427
Recreational vehicles	34,292	29.2	26,447	27.5	7,845

Total Sales	$117,491	100.0	$96,219	100.0	$21,272

Unit Shipments
Manufactured housing	1,773	42.3	1,580	48.8	193
Recreational vehicles	2,423	57.7	1,660	51.2	763

Total Unit Shipments	4,196	100.0	3,240	100.0	956

Increased demand occurred for both single section and multi-section homes. In addition, sales rose due to an increase in the average selling price of both products.
Recreational vehicle sales increased as a result of hurricane driven demand for towable travel trailers. The Corporation estimates that approximately 900 units related to hurricane relief were sold to independent dealers for approximately $9 million.
Cost of Sales

					Change
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured housing	$73,014	87.8	$62,269	89.2	$10,745
Recreational vehicles	30,516	89.0	24,520	92.7	5,996

Consolidated	$103,530	88.1	$86,789	90.2	$16,741

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing and recreational vehicle cost of sales increased due to increased sales. As a percentage of sales, however, cost of sales decreased resulting from the timing of the impact of increased selling prices during the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations — Three-Month Period Ended February 28, 2006 Compared to the Three-Month Period Ended February 28, 2005 (Unaudited) (continued)
Selling and Administrative Expenses

					Change
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales	2005	Sales	(Decrease)
Selling and administrative expenses	$11,489	9.8	$10,709	11.1	$780
Selling and administrative expenses rose primarily due to an increase in performance based compensation.
Operating Earnings (Loss)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured housing	$2,724	3.3	$685	1.0	$2,039
Recreational vehicles	643	1.9	(1,075)	(4.1)	1,718
General corporate expenses	(895)	(0.8)	(889)	(0.9)	(6)

Total Operating earnings (loss)	$2,472	2.1	$(1,279)	(1.3)	$3,751

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.
The operating earnings for both segments increased due to rising sales and improved margins on those sales.
Interest Income

			Change
			Increase
(Dollars in thousands)	2006	2005	(Decrease)
Interest income	$1,320	$672	$648
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations — Nine-Month Period Ended February 28, 2006 Compared to the Nine-Month Period Ended February 28, 2005 (Unaudited)
Sales and Unit Shipments

					Change
					Increase
(Dollars in thousands)	2006	Percent	2005	Percent	(Decrease)
Sales
Manufactured housing	$279,006	74.9	$246,847	73.7	$32,159
Recreational vehicles	93,318	25.1	87,970	26.3	5,348

Total Sales	$372,324	100.0	$334,817	100.0	$37,507

Unit Shipments
Manufactured housing	6,110	48.5	5,648	49.3	462
Recreational vehicles	6,486	51.5	5,802	50.7	684

Total Unit Shipments	12,596	100.0	11,450	100.0	1,146

Increased demand occurred for both single section and multi-section homes. In addition, sales rose due to an increase in the average selling price of both products.
Recreational vehicle sales increased as a result of hurricane driven demand for towable travel trailers. The Corporation estimates that approximately 1,500 units related to hurricane relief were sold to independent dealers for approximately $15 million.
Cost of Sales

					Change
		Percent		Percent	Increase
(Dollars in thousands)	2006	of Sales *	2005	of Sales *	(Decrease)
Manufactured housing	$241,787	86.7	$217,767	88.2	$24,020
Recreational vehicles	85,044	91.1	81,859	93.1	3,185

Consolidated	$326,831	87.8	$299,626	89.5	$27,205

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales increased due to increased sales. As a percentage of sales, cost of sales for both segments decreased as a result of the timing of the impact of increased selling prices during the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations — Nine-Month Period Ended February 28, 2006 Compared to the Nine-Month Period Ended February 28 2005 (Unaudited) (continued)
Selling and Administrative Expenses

					Change
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales	2005	Sales	(Decrease)
Selling and administrative expenses	$34,587	9.3	$32,894	9.8	$1,693
Selling and administrative expenses rose primarily due to an increase in performance based compensation.
Operating Earnings (Loss)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured housing	$13,823	5.0	$7,831	3.2	$5,992
Recreational vehicles	(582)	(0.6)	(3,138)	(3.6)	2,556
General corporate expenses	(2,335)	(0.6)	(2,396)	(0.7)	61

Total Operating earnings	$10,906	2.9	$2,297	0.7	$8,609

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
Operating earnings for the manufactured housing segment increased due to improved sales, and improved margins on those sales. The operating loss for the recreational vehicle segment decreased due to improved margins and an increase in demand for towable travel trailers in the second and third fiscal quarters of 2006.
Interest Income

			Change
			Increase
(Dollars in thousands)	2006	2005	(Decrease)
Interest income	$3,544	$1,594	$1,950
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Gain on Sale of Idle Property, Plant and Equipment

In the first quarter of fiscal year 2006, the Corporation sold vacant land for a pre-tax gain of $464,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations — Nine-Month Period Ended February 28, 2006 Compared to the Nine-Month Period Ended February 28, 2005 (Unaudited) (continued)
Liquidity and Capital Resources

			Change
	February 28,	May 31,	Increase
(Dollars in thousands)	2006	2005	(Decrease)
Cash and U.S. Treasury Bills and Notes	$150,519	$149,525	$994
Current assets exclusive of cash and U.S. Treasury Bills and Notes	$51,013	$42,537	$8,476
Current liabilities	$40,810	$37,399	$3,411
Working capital	$160,722	$154,663	$6,059
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, increased due to a rise in accounts receivables, $2,004,000, inventories, $1,987,000 and other current assets, $4,485,000. Accounts receivable increased due to the timing of payment from dealers. Inventories increased primarily due to an increase in raw material costs. Other current assets increased due to the timing of funding of workers’ compensation claims with the Corporation’s workers’ compensation insurance carrier.
The rise in current liabilities is primarily due to a $4,325,000 increase in accrued marketing programs which was driven by higher sales and the timing of payments for an ongoing marketing program.
Capital expenditures totaled $1,896,000 for the nine months ended February 28, 2006 versus $2,236,000 in the comparable period of the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies. In addition, the Corporation received net proceeds totaling $1,493,000 from the sale of vacant land.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Other Matters (continued)
Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first nine months of fiscal 2006.
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
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 28, 2006, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of February 28, 2006.

Item 4. Controls and Procedures (continued).
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended February 28, 2006 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION

DATE: April 7, 2006	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE: April 7, 2006	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002