Form 10-K
period 2006-05-31
SKYLINE CORP
filed 2006-08-04
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-4714
SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P. O. Box 743, 2520 By-Pass Road, Elkhart, Indiana (Address of principal executive offices)	46515 (Zip Code)
Registrant’s telephone number, including area code:
(574) 294-6521
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0277 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant (6,818,262 shares) based on the closing price on the New York Stock Exchange on November 30, 2005 was $260,798,522.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 24, 2006

Common Stock	8,391,244
DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K

Proxy Statement dated August 16, 2006 for Annual Meeting of Shareholders to be held September 22, 2006	Part III, Items 10 — 14

FORM 10-K
CROSS-REFERENCE INDEX
      Certain information required to be included in this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2006 Annual Meeting of Shareholders to be held on September 22, 2006 (“2006 Proxy Statement”). The following cross-reference index shows the page locations in the 2006 Proxy Statement of that information which is incorporated by reference into this Form 10-K and the page location in this Form 10-K of that information not incorporated by reference. All other sections of the 2006 Proxy Statement are not required to be included in this Form 10-K and should not be considered a part hereof.

			2006
		Form	Proxy
		10-K	Statement

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data
	Index to Consolidated Financial Statements	17
	Reports of Independent Registered Public Accounting Firm	18
	Consolidated Balance Sheets	20
	Consolidated Statements of Earnings and Retained Earnings	21
	Consolidated Statements of Cash Flows	22
	Notes to Consolidated Financial Statements	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30	8
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	31
PART III
Item 10.	Directors and Executive Officers of the Registrant	31	3-5
Item 11.	Executive Compensation		11-14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and		3-5
	Related Stockholder Matters		9-11
Item 13.	Certain Relationships and Related Transactions		12-13
Item 14.	Principal Accountant Fees and Services		8-9
PART IV
Item 15.	Exhibits, Financial Statement Schedules
	(a) 1. Financial Statements	32
	2. Financial Statement Schedules	32
	3. Index to Exhibits	32
SIGNATURES		33
Articles of Incorporation
By-Laws
Code of Ethics
Subsidiaries
Certification of CEO
Certification of CFO
Certification of Periodic Financial Reports
Certification of Periodic Financial Reports

PART I

Item 1.	Business.
General Development of Business
      Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) design, produce and distribute manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models).
      The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 8,207 manufactured homes in fiscal year 2006.
      The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 32’ to 76’ and in singlewide widths from 12’ to 18’, doublewide widths from 20’ to 32’, and triplewide widths from 36’ to 42’.
      The Corporation’s recreational vehicles are sold under a number of trademarks for travel trailers, fifth wheels and park models.
Financial Information about Segments
      Sales, operating results and total assets for the manufactured housing and recreational vehicle segments are included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.
Narrative Description of Business

Principal Products and Markets
      The Corporation designs, produces and distributes manufactured housing and towable recreational vehicles.
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
      The amount and percentage of sales contributed by the manufactured housing and recreational vehicle segments is noted in Item 7.

Method of Distribution
      The Corporation’s manufactured homes are distributed by approximately 480 independent dealers at 840 locations throughout the United States and recreational vehicles are distributed by approximately 260 independent dealers at 300 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.
      The Corporation’s products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation’s products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements in which the Corporation agrees, that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. There has been no material losses related to repurchases in past years. Additional information regarding these repurchase agreements is included in Note 2, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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
      The manufactured housing industry shipped approximately 147,000 homes in calendar year 2005. In the same period, the Corporation shipped 7,955 homes for a 5.4 percent market share. In calendar year 2004, approximately 131,000 homes were shipped by the industry. In that period, the Corporation shipped 7,559 homes for a 5.8 percent market share.
      The recreational vehicle industry shipped 419,500 units in calendar year 2005 compared to 412,100 units in calendar year 2004. The following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2005			Calendar Year 2004

			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailers	191,000	6,848	3.6%	150,800	6,787	4.5%
Fifth Wheels	85,000	757	0.9%	91,000	1,153	1.3%
Park Models	10,000	347	3.5%	9,100	402	4.4%
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
      Some components of manufactured homes may also be subject to Consumer Product Safety Commission standards and recall requirements. In addition, the Corporation has voluntarily subjected itself to third party inspection of all of its recreational vehicle products nationwide in order to further assure the Corporation, its dealers, and customers of compliance with established standards.

      Manufactured homes and recreational vehicles may be subject to the Magnuson-Moss Warranty — Federal Trade Commission Improvement Act, which regulates warranties on consumer products.
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
Available Information
      The Corporation makes available, free of charge, through the Investors section of its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements and all amendments to those reports as soon as practicable after such material is electronically filed or furnished to the United States Securities and Exchange Commission (SEC). The Corporation’s Internet site is http://www.skylinecorp.com. A copy of the Corporation’s annual report on Form 10-K will be provided without charge upon written request to Skyline Corporation, Investor Relations Department, Post Office Box 743, Elkhart, Indiana 46515.
      The public may read and copy any materials the Corporation has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.
      Investors or potential investors should carefully consider the risks described below. Additional risks of which the Corporation is presently unaware or that the Corporation considers immaterial may also impair business operations and hinder financial performance.
Retail Financing Availability
      Customers who purchase the Corporation’s manufactured homes generally obtain retail financing from third party lenders. The availability, terms and cost of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond the Corporation’s control. A customer seeking to purchase a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity versus a customer financing the purchase of land and a home. This difference is due to most states classifying home-only manufactured housing loans as personal property rather than real property for purposes of taxation and lien perfection.

      In recent years many lenders of home-only financing have tightened credit underwriting standards, with some deciding to exit the industry. These actions resulted in decreased availability of retail financing, causing a negative effect on sales and operating results. If retail financing were to be further curtailed, sales, operating results and cash flows could be adversely affected.
Wholesale Financing Availability
      Independent dealers of the Corporation’s products generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits. In recent years the manufactured housing industry experienced a reduction in both the number of lenders offering floor planning, and the amount of money available for financing. These events could have a negative impact on a dealer’s ability to purchase manufactured housing products, resulting in lower sales, operating results and cash flows.
Dependence on Independent Dealers
      The Corporation sells its manufactured homes and recreational vehicles to independent dealers. These dealers are not obligated to exclusively sell the Corporation’s products, and may choose to sell competitor’s products. In addition, a dealer may become financially insolvent and be forced to close its business. Both scenarios could have an adverse effect on sales, operating results and cash flows.
Dealer Inventories
      As wholesale shipments of manufactured homes and recreational vehicles within each respective industry exceed retail sales, dealer inventories increase to a level where dealers decrease orders from manufacturers. As manufacturers respond to reduced demand, many either offer discounts to maintain production volumes or curtail production levels. Both outcomes could have a negative impact on sales, operating results and cash flows.
Contingent Repurchase Agreements
      As referenced in Note 2 to the Notes to the Consolidated Financial Statements in Item 8, the Corporation is contingently liable under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. The Corporation could be required to fulfill some or all of the repurchase agreements, resulting in increased expense and reduced cash flows.
Cost and Availability of Raw Materials
      Prices and availability of raw materials used to manufacture the Corporation’s products can change significantly due to fluctuations in supply and demand. The Corporation has historically been able to have an adequate supply of raw materials by maintaining good relations with its vendors. In addition, increased prices have historically been passed on to dealers by raising the price of manufactured homes and recreational vehicles. There is no certainty that the Corporation will be able to pass on future price increases and maintain adequate supply of raw materials. The inability to raise the price of its products and to maintain a proper supply of materials could have a negative impact on sales, operating results and cash flows.
Competition
      As noted in Item 1, the manufactured housing and recreational vehicle industries are highly competitive with particular emphasis on price and features offered. Some of the Corporation’s competitors are vertically integrated by owning retail, consumer finance and insurance operations. This integration may provide competitors with an advantage. In addition, the Corporation’s manufactured homes compete with other forms of housing, such as site-built homes, apartments, and condominiums. The inability to effectively compete in this environment could result in lower sales, operating results and cash flows.

Cyclical and Seasonal Nature of Business
      The industries in which the corporation operates are highly cyclical, and are impacted by the following conditions:

•	Consumer confidence

•	Interest rates

•	Demographic and employment trends

•	Availability of used or repossessed homes or recreational vehicles

•	Impact of inflation

•	Increased global tensions
      Sales in both industries are also seasonal in nature with sales being weakest in the winter months. The cyclical nature and seasonal nature of the Corporation’s business causes sales, operating results and cash flows to fluctuate with the expectation of continued fluctuations in the future.
Increased Fuel Prices
      The Corporation’s recreational vehicle products depend on the use of vehicles that operate on gasoline or diesel fuel. In the Corporation’s history there have been periods where the price of gasoline and diesel fuel dramatically increased. These increases resulted in greater cost associated with recreational vehicle travel. These events could occur in the future, possibly causing decreased sales, operating results and cash flows.
Governmental Regulations
      As noted in Item 1, the Corporation is subject to various governmental regulations. Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Corporation’s products. In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability. Both scenarios could negatively impact sales, operating results and cash flows.
Dependence on Executive Officers and Other Key Personnel
      The Corporation depends on the efforts of its executive officers and certain key employees. The loss of the service of one or more of these individuals could have an adverse effect on the sales, operating results and cash flows of the Corporation.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.
      The Corporation’s 22 manufacturing facilities, all of which are owned, are as follows:

Location	Products

California, San Jacinto	Manufactured Housing
California, Hemet	Recreational Vehicles
California, Hemet	Recreational Vehicles
California, Woodland	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Indiana, Bristol	Manufactured Housing
Indiana, Elkhart	Recreational Vehicles
Indiana, Goshen	Manufactured Housing
Kansas, Arkansas City	Manufactured Housing
Kansas, Halstead	Manufactured Housing
Louisiana, Bossier City	Manufactured Housing
Ohio, Sugarcreek	Manufactured Housing
Oregon, McMinnville	Manufactured Housing
Oregon, McMinnville	Recreational Vehicles
Pennsylvania, Ephrata	Manufactured Housing
Pennsylvania, Leola	Manufactured Housing
Pennsylvania, Leola	Recreational Vehicles
Texas, Mansfield	Recreational Vehicles
Vermont, Fair Haven	Manufactured Housing
Wisconsin, Lancaster	Manufactured Housing
      The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. At May 31, 2006, the recreational vehicle facility in Leola, Pennsylvania was in the process of being converted to a manufactured housing facility.
      It is extremely difficult to determine the unit productive capacity of the Corporation because of the ever-changing product mix.
      The Corporation believes that its plant facilities, machinery and equipment are well maintained and are in good operating condition.

Item 3.	Legal Proceedings.
      Neither the Corporation nor any of its subsidiaries is a party to any pending legal proceedings which could have a material effect on operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2006 and 2005. On November 1, 2004, a special dividend of one dollar ($1.00) per share was paid to shareholders of record of the Corporation’s common stock at the close of business October 14, 2004. At May 31, 2006, there were approximately 1,000 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2006 and 2005.

	2006		2005

Quarter	High	Low	High	Low

First	$44.15	$37.10	$41.60	$35.19
Second	$43.14	$36.05	$42.00	$37.90
Third	$42.33	$34.78	$42.10	$38.03
Fourth	$42.35	$36.15	$41.01	$35.89

Item 6.	Selected Financial Data.
Dollars in thousands except per share data

	2006	2005	2004	2003	2002

FOR THE YEAR
Sales	$508,543	$454,324	$433,900	$421,315	$453,704
Net earnings	$14,292	$5,452	$6,141	$6,193	$12,254
Cash dividends declared	$6,041	$14,433	$6,042	$6,041	$6,042
Capital expenditures	$2,485	$2,356	$1,928	$1,523	$3,330
Depreciation	$3,154	$3,389	$3,450	$3,785	$3,884
Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$164,225	$154,663	$163,438	$160,750	$158,200
Current ratio	5.1:1	5.1:1	6.1:1	6.1:1	5.9:1
Property, plant and equipment, net	$34,069	$35,838	$36,930	$39,131	$41,477
Total assets	$248,403	$237,437	$241,168	$239,141	$238,752
Shareholders’ equity	$197,754	$189,503	$198,484	$198,385	$198,233
PER SHARE
Basic earnings	$1.70	$.65	$.73	$.74	$1.46
Cash dividends declared	$.72	$1.72	$.72	$.72	$.72
Shareholders’ equity	$23.57	$22.58	$23.65	$23.64	$23.62

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by an industry recession. This recession, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last three years have been the lowest in decades. In the recreational vehicle segment, the Corporation sells towable units, including travel trailers, fifth wheels and park models. Industry sales of towable units have seen steady growth in recent years. Demand increased in both business segments in fiscal 2006 due to ongoing hurricane relief efforts in the Gulf coast region of the United States.
      Despite the recession in the manufactured housing industry, demand for multi-section homes is increasing. This product is often sold as part of a land-home package and is financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. Nine of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
      The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. This segment experienced increased demand in fiscal 2006 for travel trailers resulting from hurricane relief efforts. The Corporation contributed to relief efforts by providing recreational vehicles to its nationwide network of independent dealers.
Results of Operations — Fiscal 2006 Compared to Fiscal 2005

Sales and Unit Shipments

					Change
					Increase
	2006	Percent	2005	Percent	(Decrease)

	(Dollars in thousands)
Sales
Manufactured Housing	$376,405	74.0	$335,394	73.8	$41,011
Recreational Vehicles	132,138	26.0	118,930	26.2	13,208

Total Sales	$508,543	100.0	$454,324	100.0	$54,219

Unit Shipments
Manufactured Housing	8,207	47.7	7,685	49.4	522
Recreational Vehicles	9,008	52.3	7,865	50.6	1,143

Total Unit Shipments	17,215	100.0	15,550	100.0	1,665

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

Cost of Sales

					Change
		Percent of		Percent of	Increase
	2006	Sales*	2005	Sales*	(Decrease)

	(Dollars in thousands)
Manufactured Housing	$324,728	86.3	$294,613	87.8	$30,115
Recreational Vehicles	119,958	90.8	110,115	92.6	9,843

Consolidated	$444,686	87.4	$404,728	89.1	$39,958

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
      Manufactured housing and recreational vehicle cost of sales increased due to increased sales. As a percentage of sales, cost of sales for both segments decreased as a result of the timing of the impact of increased selling prices during the year.

Selling and Administrative Expenses

					Change
		Percent of		Percent of	Increase
	2006	Sales	2005	Sales	(Decrease)

	(Dollars in thousands)
Selling and Administrative Expenses	$45,943	9.0	$43,408	9.6	$2,535
      Selling and administrative expenses rose primarily due to an increase in performance based compensation.

Operating Earnings

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2006	Sales*	2005	Sales*	(Decrease)

	(Dollars in thousands)
Manufactured Housing	$20,589	5.5	$12,296	3.7	$8,293
Recreational Vehicles	372	0.3	(2,547)	(2.1)	2,919
General Corporate Expenses	(3,047)	(0.6)	(3,561)	(0.8)	514

Total Operating Earnings	$17,914	3.5	$6,188	1.4	$11,726

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
      Operating earnings for the manufactured housing segment increased due to improved sales, and improved margins on those sales. Operating earnings for the recreational vehicle segment increased due to improved margins and an increase in demand for towable travel trailers in the second, third and fourth quarters of 2006. General corporate expenses decreased primarily due to a change in the valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. Additional information regarding the change in valuation is included in Note 4(B), Retirement and Death Benefit Plans, in Notes to Consolidated Financial Statements included in the document under Item 8.

Interest Income

			Change
			Increase
	2006	2005	(Decrease)

	(Dollars in thousands)
Interest Income	$4,937	$2,474	$2,463
      Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Gain on Sale of Idle Property, Plant and Equipment
      In the first quarter of fiscal year 2006, the Corporation sold vacant land for a pre-tax gain of $464,000.
Results of Operations — Fiscal 2005 Compared to Fiscal 2004

Sales and Unit Shipments

					Change
					Increase
	2005	Percent	2004	Percent	(Decrease)

	(Dollars in thousands)
Sales
Manufactured Housing	$335,394	73.8	$311,354	71.8	$24,040
Recreational Vehicles	118,930	26.2	122,546	28.2	(3,616)

Total Sales	$454,324	100.0	$433,900	100.0	$20,424

Unit Shipments
Manufactured Housing	7,685	49.4	7,723	48.0	(38)
Recreational Vehicles	7,865	50.6	8,375	52.0	(510)

Total Unit Shipments	15,550	100.0	16,098	100.0	(548)

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

Cost of Sales

					Change
		Percent of		Percent of	Increase
	2005	Sales*	2004	Sales*	(Decrease)

	(Dollars in thousands)
Manufactured Housing	$294,613	87.8	$272,768	87.6	$21,845
Recreational Vehicles	110,115	92.6	110,750	90.4	(635)

Consolidated	$404,728	89.1	$383,518	88.4	$21,210

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
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

Selling and Administrative Expenses

					Change
		Percent of		Percent of	Increase
	2005	Sales	2004	Sales	(Decrease)

	(Dollars in thousands)
Selling and Administrative Expenses	$43,408	9.6	$41,523	9.6	$1,885
      Expenses rose primarily due to increases in employee compensation and benefits. In addition, the Corporation incurred significant expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Operating Earnings

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
	2005	Sales*	2004	Sales*	(Decrease)

	(Dollars in thousands)
Manufactured Housing	$12,296	3.7	$13,035	4.2	$(739)
Recreational Vehicles	(2,547)	(2.1)	150	0.1	(2,697)
General Corporate Expenses	(3,561)	(0.8)	(4,326)	(1.0)	765

Total Operating Earnings	$6,188	1.4	$8,859	2.0	$(2,671)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
      As noted above, increased costs of material, workers’ compensation and warranty negatively affected operating earnings for both segments. The recreational vehicle segment was further impacted by $816,000 in costs for a facility that was idled in the Corporation’s third quarter of fiscal 2005. General corporate expenses decreased primarily due to a one-time charge that occurred in fiscal 2004 which was related to a change in valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. Additional information regarding the change in valuation is included in Note 4(B), Retirement and Death Benefit Plans, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Interest Income

			Change
			Increase
	2005	2004	(Decrease)

	(Dollars in thousands)
Interest Income	$2,474	$1,247	$1,227
      Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Liquidity and Capital Resources

	May 31,		Change
			Increase
	2006	2005	(Decrease)

	(Dollars in thousands)
Cash and U.S. Treasury Bills and Notes	$152,771	$149,525	$3,246
Current Assets, Exclusive of Cash and U.S. Treasury Bills and Notes	51,604	42,537	9,067
Current Liabilities	40,150	37,399	2,751
Working Capital	164,225	154,663	9,562

      The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, increased due to a rise in accounts receivables, $5,293,000, inventories, $1,470,000 and other current assets, $2,304,000. Accounts receivable increased due to a greater amount of sales in May 2006 versus May 2005. Inventories increased primarily due to an increase in raw material costs. Other current assets increased due to the timing of funding of workers’ compensation claims with the Corporation’s workers’ compensation insurance carrier.
      The rise in current liabilities is primarily due to a $2,870,000 increase in accrued salaries and wages which was driven by higher amounts of performance based compensation.
      Capital expenditures totaled $2,485,000 for the twelve months ended May 31, 2006 versus $2,356,000 in the comparable period of the previous year. Capital expenditures during this period were made primarily to replace or refurbish machinery, equipment and facilities in addition to improving manufacturing efficiencies. In addition, the Corporation received net proceeds totaling $1,493,000 from the sale of vacant land during fiscal 2006.
      On June 15, 2006, the Corporation declared a special cash dividend of two dollars ($2.00) per share on the outstanding shares of the Corporation’s common stock payable August 1, 2006, to shareholders of record at the close of business July 14, 2006. This special one time dividend was declared at the discretion of the Board of Directors, and is separate from and has no relationship to the regular quarterly dividends.
      The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.
Contractual Obligations and Commitments
      The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2006 (dollars in thousands):

		Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$2,149	$886	$1,064	$155	$44
      The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2006 (dollars in thousands):

		Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Repurchase Agreements	$110,000	$110,000	$—	$—	$—
      Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal years 2006 and 2005, the Corporation did not experience any losses on the sale of repurchased units.

Critical Accounting Policies
      The preparation of financial statements in conformity with generally accepted accounting principles requires the Corporation to make certain estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates are periodically evaluated using historical experience and various other factors believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The following accounting policies are considered to require a significant estimate:

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
      The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation, however, experienced in fiscal 2005 significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes inflation has not had a material effect on its operations during fiscal 2006.
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

Forward Looking Information
      Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of hurricanes and other natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 8.	Financial Statements and Supplementary Data.
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Skyline Corporation:
      We have audited the accompanying consolidated balance sheet of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2006, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Corporation maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC
South Bend, Indiana
July 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Skyline Corporation:
      In our opinion, the consolidated balance sheet as of May 31, 2005 and the related consolidated statements of earnings and retained earnings and of cash flows for each of two years in the period ended May 31, 2005 (appearing on pages 20 through 22 of the Skyline Corporation’s 2006 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position of Skyline Corporation and its subsidiaries at May 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Chicago, Illinois
July 28, 2005

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
May 31, 2006 and 2005

	2006	2005

	(Dollars in thousands)
ASSETS
Current Assets
Cash	$10,059	$12,406
U.S. Treasury Bills, at cost plus accrued interest	52,607	92,465
U.S. Treasury Notes, at cost plus accrued interest	90,105	44,654
Accounts receivable, trade, less allowance for doubtful accounts of $100 in 2006 and 2005	31,759	26,466
Inventories	11,308	9,838
Other current assets	8,537	6,233

Total Current Assets	204,375	192,062

Property, Plant and Equipment, at Cost
Land	5,557	6,572
Buildings and improvements	64,721	64,036
Machinery and equipment	28,478	27,619

	98,756	98,227
Less accumulated depreciation	64,687	62,389

Net Property, Plant and Equipment	34,069	35,838

Other Assets	9,959	9,537

	$248,403	$237,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$8,784	$9,521
Accrued salaries and wages	9,279	6,409
Accrued profit sharing	2,620	2,434
Accrued marketing programs	6,418	6,377
Accrued warranty and related expenses	8,111	7,700
Other accrued liabilities	3,522	4,229
Income taxes payable	1,416	729

Total Current Liabilities	40,150	37,399

Other Deferred Liabilities	10,499	10,535

Commitments and Contingencies — See Note 2

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	258,258	250,007
Treasury stock, at cost, 2,825,900 shares in 2006 and 2005	(65,744)	(65,744)

Total Shareholders’ Equity	197,754	189,503

	$248,403	$237,437

The accompanying notes are an integral part of these consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004

	(Dollars in thousands, except per share data)
EARNINGS
Sales	$508,543	$454,324	$433,900
Cost of sales	444,686	404,728	383,518

Gross profit	63,857	49,596	50,382
Selling and administrative expenses	45,943	43,408	41,523

Operating earnings	17,914	6,188	8,859
Interest income	4,937	2,474	1,247
Gain on sale of idle property, plant and equipment	464	—	—

Earnings before income taxes	23,315	8,662	10,106
Provision for income taxes
Federal	7,590	2,790	3,330
State	1,433	420	635

	9,023	3,210	3,965

Net earnings	$14,292	$5,452	$6,141

Basic earnings per share	$1.70	$.65	$.73

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$250,007	$258,988	$258,889
Net earnings	14,292	5,452	6,141
Cash dividends paid ($.72 per share in 2006, $1.72 per share in 2005 and $.72 per share in 2004)	(6,041)	(14,433)	(6,042)

Balance at end of year	$258,258	$250,007	$258,988

The accompanying notes are an integral part of these consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2006, 2005 and 2004
Increase (Decrease) in Cash

	2006	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,292	$5,452	$6,141

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,154	3,389	3,450
Gain on sale of idle property, plant and equipment	(464)	—	—
Working capital items:
Accrued interest receivable	(1,399)	(517)	159
Accounts receivable	(5,293)	(376)	(3,798)
Inventories	(1,470)	57	(481)
Other current assets	(2,304)	2,813	(2,983)
Accounts payable, trade	(737)	1,745	1,786
Accrued liabilities	2,801	3,049	400
Income taxes payable	687	563	(1,620)
Other, net	(280)	(714)	531

Total Adjustments	(5,305)	10,009	(2,556)

Net cash provided by operating activities	8,987	15,461	3,585

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments of U.S. Treasury Bills	$172,786	$312,530	$380,028
Purchase of U.S. Treasury Bills	(133,007)	(263,062)	(376,077)
Maturity of U.S. Treasury Notes	45,000	45,000	—
Purchase of U.S. Treasury Notes	(88,973)	(89,459)	—
Net proceeds from sale of idle property, plant and equipment	1,493	—	644
Purchase of property, plant and equipment	(2,485)	(2,356)	(1,928)
Other, net	(107)	(113)	(108)

Net cash (used in) provided by investing activities	(5,293)	2,540	2,559

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(6,041)	(14,433)	(6,042)

Net cash used in financing activities	(6,041)	(14,433)	(6,042)

Net (decrease) increase in cash	(2,347)	3,568	102
Cash at beginning of year	12,406	8,838	8,736

Cash at end of year	$10,059	$12,406	$8,838

The accompanying notes are an integral part of these consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements
      Nature of operations — Skyline Corporation designs, manufactures and sells at wholesale both a broad line of manufactured housing (single section homes, multi-section homes and modular homes) and a large selection of towable recreational vehicle models. Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.
      The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.
      Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and all of its subsidiaries (the “Corporation”), each of which is wholly-owned. All intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
      Revenue recognition — Substantially all of the Corporation’s products are made to order. Revenue is recognized upon completion of the following: an order for a unit is received from a dealer; written or verbal approval for payment is received from a dealer’s financing institution or payment is received from the dealer; a common carrier signs documentation accepting responsibility for the unit as agent for the dealer; and the unit is removed from the Corporation’s premises for delivery to a dealer.
      Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue. Sales of parts are classified as revenue.
      Consolidated statements of cash flows — For purposes of the statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were reduced by income taxes paid of $8,973,000, $3,121,000 and $5,884,000 in 2006, 2005 and 2004, respectively.
      Investments — The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.
      The cost and accrued interest of U.S. Treasury Bills, which approximates fair market value, totaled $52,607,000 and $92,465,000 at May 31, 2006 and 2005, respectively. The gross amortized cost of U.S. Treasury Notes, which approximates fair market value, totaled $89,567,000 and $44,529,000 at May 31, 2006 and 2005, respectively. The fair market value of both investments is determined by a secondary market for U.S. Treasury Securities. The Corporation does not have any other financial instruments which have market values differing from recorded values.
      Accounts receivable — Trade receivables are based on the amounts billed to customers. The Corporation does not accrue interest on any of its trade receivables.
      Inventories — Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)
      Total inventories consist of the following (dollars in thousands):

	May 31,

	2006	2005

Raw Materials	$5,604	$4,174
Work In Process	5,674	5,642
Finished Goods	30	22

	$11,308	$9,838

      Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax purposes. Estimated useful lives for significant classes of property, plant and equipment are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years.
      Warranty — The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a two-year or less warranty. The warranties are backed by a corporate service department and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.
      A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Year Ended May 31,

	2006	2005	2004

Balance at the beginning of the period	$11,700	$11,121	$10,609
Accruals for warranties	12,140	12,519	11,478
Settlements made during the period	(11,729)	(11,940)	(10,966)

Balance at the end of the period	12,111	11,700	11,121
Non-current balance included in other deferred liabilities	4,000	4,000	3,800

Accrued warranty and related expenses	$8,111	$7,700	$7,321

      Other deferred liabilities — Other deferred liabilities consist of the following (dollars in thousands):

	May 31,

	2006	2005

Deferred compensation expense	$6,299	$6,235
Accrued warranty and related expenses	4,000	4,000
Other deferred expense	200	300

	$10,499	$10,535

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)
      Income taxes — The federal and state income tax provision (benefit) is summarized as follows (dollars in thousands):

	Year Ended May 31,

	2006	2005	2004

Current
Federal	$8,113	$3,124	$3,629
State	1,547	560	686

	9,660	3,684	4,315

Deferred
Federal	(523)	(334)	(299)
State	(114)	(140)	(51)

	(637)	(474)	(350)

	$9,023	$3,210	$3,965

      The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes as follows (dollars in thousands):

	Year Ended May 31,

	2006	2005	2004

Income taxes at statutory federal rate	$8,160	$2,945	$3,437
State income taxes, net of federal tax effect	931	277	419
Other, net	(68)	(12)	109

Income tax expense	$9,023	$3,210	$3,965

Effective tax rate	38.7%	37.1%	39.2%

      The components of the net deferred tax assets are as follows:

	May 31,

	2006	2005

Current deferred tax assets
Accrued marketing programs	$740	$750
Accrued warranty expense	3,194	2,988
Accrued workers’ compensation	1,589	1,609
Accrued vacation	539	516
Other	340	206

Gross current deferred tax asset	6,402	6,069

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,227	2,222
Accrued warranty expense	1,578	1,592
Other	422	286

Gross noncurrent deferred tax assets	4,227	4,100

Total gross deferred tax asset	10,629	10,169
Valuation allowance	(667)	(844)

Net deferred tax asset	$9,962	$9,325

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)
      A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance relates to certain state tax assets that the Corporation considers more likely than not to not be realized due to a lack of projected taxable income in certain states. There have been no changes in the judgments regarding the realizability of deferred tax assets during the periods presented, except for a deferred tax asset and its related valuation allowance which was not recognized due to a state changing its method of taxation.
      Recently issued accounting pronouncements — The Corporation has determined that the adoption of any recently issued accounting standards are not expected to have a material impact on its future financial condition or results of operation.

NOTE 2	Commitments and Contingencies
      The Corporation was contingently liable at May 31, 2006, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.
      Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
      The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchase units, was approximately $110 million at May 31, 2006 and $106 million at May 31, 2005.
      The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units.
      The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Year Ended May 31,

	2006	2005	2004

Obligations from units repurchased	$109	$—	$23
Net loss on repurchased units	$—	$—	$—
      The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal year ended May 31, 2006 was approximately $1,200,000 while lease expense for fiscal years ended May 31, 2005 and 2004 was approximately $1,100,000. Future minimum lease commitments under operating leases are as follows (dollars in thousands):

Year Ending May 31,	Amount

2007	$886
2008	707
2009	357
2010	118
2011	37
Thereafter	44

$2,149

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)
      The Corporation utilizes a combination of insurance coverage and self-insurance for certain items, including workers compensation and group health benefits. Liabilities are recognized for claims incurred, including estimated claims incurred but not yet reported. Insurance reserves are estimated based upon a combination of historical data and actuarial information. Actual results could differ from these estimates.
      The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

NOTE 3	Purchase of Treasury Stock
      The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2006, 2005 and 2004, the Corporation did not acquire any shares of its common stock. At May 31, 2006, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4	Employee Benefits

A)	PROFIT SHARING PLANS AND 401 (K) PLANS
      The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested in United States Government Securities. For the years ended May 31, 2006, 2005 and 2004, contributions to the Plans were $2,653,000, $2,454,000 and $2,447,000, respectively.
      The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B)	RETIREMENT AND DEATH BENEFIT PLANS
      The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 6.5 percent in fiscal 2006, 5.5 percent in fiscal 2005 and 6.5 percent in fiscal 2004. The amount accrued for such arrangements totaled $6,299,000, $6,235,000 and $5,742,000 at May 31, 2006, 2005 and 2004, respectively. The amount charged to operations under these arrangements was $64,000, $498,000 and $1,145,000 for years ended May 31, 2006, 2005 and 2004, respectively.

NOTE 5	Industry Segment Information
      The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). In fiscal years 2006 and 2005, manufactured housing represented 74 percent of total sales, while recreational vehicles accounted for the remaining 26 percent. In fiscal 2004, 72 percent of total sales were represented by manufactured housing, while the remaining 28 percent was recreational vehicles.

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)
      Total operating earnings (loss) represent earnings (losses) before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.
      Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

	2006	2005	2004

	(Dollars in thousands)
SALES
Manufactured housing	$376,405	$335,394	$311,354
Recreational vehicles	132,138	118,930	122,546

Total sales	$508,543	$454,324	$433,900

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$20,589	$12,296	$13,035
Recreational vehicles	372	(2,547)	150
General corporate expenses	(3,047)	(3,561)	(4,326)

Total operating earnings	17,914	6,188	8,859
Interest income	4,937	2,474	1,247
Gain on sale of idle property, plant and equipment	464	—	—

Earnings before income taxes	$23,315	$8,662	$10,106

IDENTIFIABLE ASSETS
OPERATING ASSETS
Manufactured housing	$80,465	$77,096	$75,079
Recreational vehicles	25,226	23,222	24,478

Total operating assets	105,691	100,318	99,557
U.S. TREASURY BILLS AND NOTES	142,712	137,119	141,611

Total assets	$248,403	$237,437	$241,168

DEPRECIATION
Manufactured housing	$2,509	$2,724	$2,777
Recreational vehicles	645	665	673

Total depreciation	$3,154	$3,389	$3,450

CAPITAL EXPENDITURES
Manufactured housing	$2,209	$1,354	$1,158
Recreational vehicles	276	1,002	770

Total capital expenditures	$2,485	$2,356	$1,928

Skyline Corporation and Subsidiary Companies
Notes to Consolidated Financial Statements — (Continued)

NOTE 6	Financial Summary by Quarter — Unaudited
Financial Summary by Quarter

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

	(Dollars in thousands, except per share data)
Sales	$118,346	$136,487	$117,491	$136,219	$508,543
Gross profit	13,704	17,828	13,961	18,364	63,857
Net earnings	2,344	4,505	2,290	5,153	14,292
Basic earnings per share	.28	.54	.27	.61	1.70

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

	(Dollars in thousands, except per share data)
Sales	$117,567	$121,031	$96,219	$119,507	$454,324
Gross profit	11,888	13,873	9,430	14,405	49,596
Net earnings (loss)	806	1,882	(351)	3,115	5,452
Basic earnings (loss) per share	.10	.22	(.04)	.37	.65

NOTE 7	Subsequent Event
      On June 15, 2006, the Corporation declared a special cash dividend of two dollars ($2.00) per share on the outstanding shares of the Corporation’s common stock payable August 1, 2006, to shareholders of record at the close of business July 14, 2006. This special one time dividend was declared at the discretion of the Board of Directors, and is separate from and has no relationship to the regular quarterly dividends.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Information regarding the Corporation’s change in Independent Registered Public Accounting Firms is found in the Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

Item 9A.	Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
      As of May 31, 2006, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2006.
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
      Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2006.
      Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the Corporation’s fiscal 2006 financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2006, and their report thereon is included in Item 8.
Changes in Internal Control over Financial Reporting
      No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2006 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications
      The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006. In addition, on September 26, 2005 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 26, 2005. The foregoing certification was unqualified.

Item 9B.	Other Information.
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	70	Vice Chairman and Chief Executive Officer
James R. Weigand	51	Chief Financial Officer and Secretary
Christopher R. Leader	47	Vice President-Operations
Charles W. Chambliss	56	Vice President-Product Development and Engineering
Jon S. Pilarski	43	Corporate Controller
*Terrence M. Decio	54	Vice President-Marketing and Sales

*	Terrence M. Decio in considered a significant employee, rather than an executive officer of the Corporation.
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

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements
      Financial statements for the Corporation are listed in the index under Item 8 of this document.
      (a)(2) Financial Statement Schedules
      All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
      (a)(3) Index to Exhibits
      Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i)	Articles of Incorporation

(3)(ii)	By-Laws

(14)	Code of Ethics

(21)	Subsidiaries of the Registrant
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d –14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d–14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION
Registrant

BY:	/s/ Thomas G. Deranek

Thomas G. Deranek, Vice Chairman,
Chief Executive Officer and Director
DATE: July 24, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

BY:	/s/ James R. Weigand James R. Weigand	Chief Financial Officer and Secretary	July 24, 2006

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Corporate Controller	July 24, 2006

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director, Chairman of the Board, serving in a non-executive officer capacity	July 24, 2006

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 24, 2006

BY:	/s/ Ronald F. Kloska Ronald F. Kloska	Director	July 24, 2006

BY:	/s/ William H. Lawson William H. Lawson	Director	July 24, 2006

BY:	David T. Link	Director	July 24, 2006

BY:	Andrew J. McKenna	Director	July 24, 2006