Form 10-Q
period 2006-08-31
SKYLINE CORP
filed 2006-10-06
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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
(574) 294-6521

Registrant’s telephone number, including area code:
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

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 6, 2006

Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I.
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	August 31, 2006	May 31, 2006
(Dollars in thousands)	(Unaudited)
ASSETS

Current Assets
Cash	$13,918	$10,059
U.S. Treasury Bills, at cost plus accrued interest	117,669	52,607
U.S. Treasury Notes, at cost plus accrued interest	—	90,105
Accounts receivable, trade, less allowance for doubtful accounts of $100	26,252	31,759
Inventories	12,723	11,308
Other current assets	10,410	8,537

Total Current Assets	180,972	204,375

Property, Plant and Equipment, at Cost
Land	5,557	5,557
Buildings and improvements	65,043	64,721
Machinery and equipment	29,735	28,478

	100,335	98,756
Less accumulated depreciation	65,361	64,687

Net Property, Plant and Equipment	34,974	34,069

Other Assets	10,013	9,959

	$225,959	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	August 31, 2006	May 31, 2006
(Dollars in thousands, except per share data)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$6,016	$8,784
Accrued salaries and wages	6,853	9,279
Accrued profit sharing	694	2,620
Accrued marketing programs	8,007	6,418
Accrued warranty and related expenses	8,314	8,111
Other accrued liabilities	2,754	3,522
Income taxes payable	1,484	1,416

Total Current Liabilities	34,122	40,150

Other Deferred Liabilities	10,481	10,499

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	241,860	258,258
Treasury stock, at cost, 2,825,900 shares at August 31, 2006 and May 31, 2006	(65,744)	(65,744)

Total Shareholders’ Equity	181,356	197,754

	$225,959	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2006 and 2005
(Unaudited)

(Dollars in thousands, except per share data)	2006	2005
EARNINGS
Sales	$115,806	$118,346
Cost of sales	102,750	104,642

Gross profit	13,056	13,704
Selling and administrative expenses	11,470	11,472

Operating earnings	1,586	2,232
Interest income	1,460	1,025
Gain on sale of idle property, plant and equipment	—	464

Earnings before income taxes	3,046	3,721

Provision for income taxes:
Federal	1,035	1,212
State	115	165

	1,150	1,377

Net earnings	$1,896	$2,344

Basic earnings per share	$.23	$.28

Cash dividends per share	$2.18	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$258,258	$250,007
Net earnings	1,896	2,344
Cash dividends paid	(18,294)	(1,510)

Balance at end of period	$241,860	$250,841

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2006 and 2005
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,896	$2,344

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	739	755
Gain on sale of idle property, plant and equipment	—	(464)
Working capital items:
Accrued interest receivable	279	(88)
Accounts receivable	5,507	(1,437)
Inventories	(1,415)	(1,001)
Other current assets	(1,873)	(3,376)
Accounts payable, trade	(2,768)	(1,891)
Accrued liabilities	(3,328)	(1,280)
Income taxes payable	68	634
Other, net	(20)	115

Total adjustments	(2,811)	(8,033)

Net cash used in operating activities	(915)	(5,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	42,283	77,066
Purchase of U.S. Treasury Bills	(107,519)	(27,668)
Proceeds from maturity of U.S. Treasury Notes	90,000	—
Purchase of U.S. Treasury Notes	—	(44,325)
Net proceeds from sale of idle property, plant and equipment	—	1,493
Purchase of property, plant and equipment	(1,660)	(741)
Other, net	(36)	(3)

Net cash provided from investing activities	23,068	5,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(18,294)	(1,510)

Net cash used in financing activities	(18,294)	(1,510)

Net increase (decrease) in cash	3,859	(1,377)
Cash at beginning of year	10,059	12,406

Cash at end of quarter	$13,918	$11,029

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2006, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2006 and 2005. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2006 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	August 31, 2006	May 31, 2006
Raw materials	$5,699	$5,604
Work in process	5,997	5,674
Finished goods	1,027	30

	$12,723	$11,308

The Corporation provides the retail purchaser of its manufactured homes with a fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements (continued)
The warranties are backed by service departments located at our manufacturing facilities and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary. A reconciliation of accrued warranty and related expenses is as follows (dollars in thousands):

	Three Months Ended
	August 31,
	2006	2005
Balance at the beginning of the period	$12,111	$11,700
Accruals for warranties	3,225	2,977
Settlements made during the period	(3,022)	(2,877)

Balance at the end of the period	12,314	11,800
Non-current balance included in other deferred liabilities	4,000	4,000

Accrued warranty and related expenses	$8,314	$7,800

The Corporation was contingently liable at August 31, 2006 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $109 million at August 31, 2006 and $110 million at May 31, 2006. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units. There were 37 units repurchased for approximately $631,000, and subsequently resold in the first three months ended August 31, 2006. The Corporation did not incur a loss related to the repurchases and resale of these units. There were no repurchases in the three-month period ending August 31, 2005.

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
In June 2006, the Financial Accounting Standards Board (FASB), issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The corporation is currently analyzing the impact of this Interpretation on the Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Corporation is currently analyzing the impact of this statement on the Consolidated Financial Statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section homes, multi-section homes and modular homes) and towable recreational vehicles (including travel trailers, fifth wheels and park models). In the first three months of fiscal years 2007 and 2006, manufactured housing represented 73 percent and 78 percent of total sales, respectively, while recreational vehicles accounted for the remaining 27 percent and 22 percent, respectively.

	Three Months Ended
	August 31,
(Dollars in thousands)	2006	2005
SALES
Manufactured housing	$84,483	$92,436
Recreational vehicles	31,323	25,910

Total sales	$115,806	$118,346

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$2,518	$4,229
Recreational vehicles	(227)	(1,179)
General corporate expense	(705)	(818)

Total operating earnings	1,586	2,232
Interest income	1,460	1,025
Gain on sale of idle property, plant and equipment	—	464

Earnings before income taxes	$3,046	$3,721

Operating earnings (loss) represent earnings (losses) before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation sells manufactured housing and towable recreational vehicle products to independent dealers and manufactured housing communities located throughout the United States. To better serve the needs of its dealers, the Corporation has twenty-one manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last four years have been the lowest in decades. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. Within the last 12 months, demand increased due to ongoing hurricane relief efforts in the Gulf coast region of the United States.
Demand remains strong for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. Nine of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. Similar to the trend in the non-motorized recreational vehicle industry, this segment is currently experiencing increased demand for travel trailers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Three-Month Period Ended August 31, 2006 Compared to the Three-Month Period Ended August 31, 2005 (Unaudited)
Sales and Unit Shipments

					Change
					Increase
(Dollars in thousands)	2006	Percent	2005	Percent	(Decrease)
Sales
Manufactured housing	$84,483	73.0	$92,436	78.1	$(7,953)
Recreational vehicles	31,323	27.0	25,910	21.9	5,413

Total Sales	$115,806	100.0	$118,346	100.0	$(2,540)

Unit Shipments
Manufactured housing	1,785	46.4	2,061	54.5	(276)
Recreational vehicles	2,065	53.6	1,718	45.5	347

Total Unit Shipments	3,850	100.0	3,779	100.0	71

Manufactured housing sales decreased due to an overall softening of demand, particularly in the southeastern region of the United States (the Southeast). The sales decline in the Southeast is consistent with the experience of the manufactured housing industry as a whole. The Corporation has three manufacturing facilities that serve this market.
Recreational vehicle sales increased because of continued demand for travel trailers. Sales also rose as a result of an increase in a travel trailer’s average selling price.
Cost of Sales

					Change
		Percent of		Percent of	Increase
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured housing	$74,487	88.2	$80,340	86.9	$(5,853)
Recreational vehicles	28,263	90.2	24,302	93.8	3,961

Consolidated	$102,750	88.7	$104,642	88.4	$(1,892)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to declining sales. As a percentage of sales, however, cost of sales increased due primarily to a rise in warranty costs.
Recreational vehicles cost of sales increased due to rising sales. As a percentage of sales, however, cost of sales decreased due to a smaller proportion of fixed and semi-fixed costs resulting from greater sales volume.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Three-Month Period Ended August 31, 2006 Compared to the Three-Month Period Ended August 31, 2005 (Unaudited) (continued)
Selling and Administrative Expenses

		Percent of		Percent of	Change
(Dollars in thousands)	2006	Sales	2005	Sales	(Decrease)
Selling and administrative expenses	$11,470	9.9	$11,472	9.7	$(2)
Selling and administrative expenses remained level due to certain costs being fixed despite lower sales.
Operating Earnings (Loss)

					Change in
					Operating
					Earnings
		Percent		Percent of	Increase
(Dollars in thousands)	2006	of Sales *	2005	Sales *	(Decrease)
Manufactured housing	$2,518	3.0	$4,229	4.6	$(1,711)
Recreational vehicles	(227)	(0.7)	(1,179)	(4.6)	952
General corporate expenses	(705)	(0.6)	(818)	(0.7)	113

Total operating earnings	$1,586	1.4	$2,232	1.9	$(646)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.
Operating earnings for manufactured housing dropped primarily due to decreased sales in the Southeast. The operating loss for recreational vehicles declined because of increased sales and improved margins on those sales.
Interest Income

			Change
(Dollars in thousands)	2006	2005	Increase
Interest income	$1,460	$1,025	$435
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Liquidity and Capital Resources

	August 31,	May 31,	Change
(Dollars in thousands)	2006	2006	(Decrease)
Cash and U.S. Treasury Bills and Notes	$131,587	$152,771	$(21,184)
Current assets, exclusive of cash and U.S. Treasury Bills and Notes	$49,385	$51,604	$(2,219)
Current liabilities	$34,122	$40,150	$(6,028)
Working capital	$146,850	$164,225	$(17,375)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills and Notes decreased due primarily to a $16,782,000 special dividend paid on August 1, 2006. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, decreased primarily due to a decline in accounts receivable, $5,507,000. This decline is attributable to lower sales in August 2006 versus May 2006. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, were also impacted by increases in inventories, $1,415,000, and other current assets, $1,873,000. Inventories increased because of approximately $900,000 in model homes on display at August 31, 2006. Other current assets increased primarily from the timing of funding workers’ compensation claims with the Corporation’s workers’ compensation insurance carrier.
Current liabilities decreased due to declines in accounts payable, $2,768,000, accrued salaries and wages, $2,426,000, and accrued profit sharing, $1,926,000. Accounts payable dropped because of lower sales in August 2006 versus May 2006. Accrued salaries and wages decreased due to annual payments of performance based compensation to employees. Accrued profit sharing declined due to the timing of a yearly contribution to the Corporation’s profit sharing plan.
Capital expenditures totaled $1,660,000 for the three months ended August 31, 2006 versus $741,000 in the comparable period of the previous year. Building and land improvements increased approximately $460,000. Additional capital expenditures during this period were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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
Other Matters (continued)
On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first three months of fiscal 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2006, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of August 31, 2006.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2006 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2006 filed by the registrant with the Commission.
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
On September 22, 2006, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld	Shares Not Voted
Arthur J. Decio	7,900,703	0	182,633	307,908
Thomas G. Deranek	7,943,497	0	139,839	307,908
John C. Firth	7,964,769	0	118,567	307,908
Jerry Hammes	7,915,535	0	167,801	307,908
Ronald F. Kloska	7,901,923	0	181,413	307,908
William H. Lawson	7,955,872	0	127,464	307,908
David T. Link	7,955,872	0	127,464	307,908
Andrew J. McKenna	7,956,072	0	127,264	307,908

Item 6. Exhibits.
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: October 6, 2006	/s/ James R. Weigand

James R. Weigand
Chief Financial Officer

DATE: October 6, 2006	/s/ Jon S. Pilarski

Jon S. Pilarski
Corporate Controller