Form 10-Q
period 2006-11-30
SKYLINE CORP
filed 2007-01-05
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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

Shares Outstanding
Title of Class	January 5, 2007

Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I.
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	November 30, 2006	May 31, 2006
(Dollars in thousands)	(Unaudited)
ASSETS

Current Assets
Cash	$10,902	$10,059
U.S. Treasury Bills, at cost plus accrued interest	123,756	52,607
U.S. Treasury Notes, at cost plus accrued interest	—	90,105
Accounts receivable, trade, less allowance for doubtful accounts of $100	18,938	31,759
Inventories	11,966	11,308
Other current assets	10,281	8,537

Total Current Assets	175,843	204,375

Property, Plant and Equipment, at Cost
Land	5,557	5,557
Buildings and improvements	65,614	64,721
Machinery and equipment	30,050	28,478

	101,221	98,756
Less accumulated depreciation	65,987	64,687

Net Property, Plant and Equipment	35,234	34,069

Other Assets	10,268	9,959

	$221,345	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	November 30, 2006	May 31, 2006
(Dollars in thousands, except per share data)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$3,494	$8,784
Accrued salaries and wages	6,354	9,279
Accrued profit sharing	1,299	2,620
Accrued marketing programs	8,037	6,418
Accrued warranty and related expenses	8,458	8,111
Other accrued liabilities	2,530	3,522
Income taxes payable	—	1,416

Total Current Liabilities	30,172	40,150

Other Deferred Liabilities	10,702	10,499

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	240,975	258,258
Treasury stock, at cost, 2,825,900 shares at November 30, 2006 and May 31, 2006	(65,744)	(65,744)

Total Shareholders’ Equity	180,471	197,754

	$221,345	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2006 and 2005
(Unaudited)

	Three-Months Ended		Six-Months Ended
(Dollars in thousands, except per share data)	2006	2005	2006	2005
EARNINGS
Sales	$94,786	$136,487	$210,592	$254,833
Cost of sales	84,477	118,659	187,227	223,301

Gross profit	10,309	17,828	23,365	31,532
Selling and administrative expense	10,779	11,626	22,249	23,098

Operating (loss) earnings	(470)	6,202	1,116	8,434
Interest income	1,476	1,199	2,936	2,224
Gain on sale of idle property, plant and equipment	—	—	—	464

Earnings before income taxes	1,006	7,401	4,052	11,122

Provision for income taxes:
Federal	343	2,431	1,378	3,643
State	38	465	153	630

	381	2,896	1,531	4,273

Net earnings	$625	$4,505	$2,521	$6,849

Basic earnings per share	$.07	$.54	$.30	$.82

Cash dividends per share	$.18	$.18	$2.36	$.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$241,860	$250,841	$258,258	$250,007
Net earnings	625	4,505	2,521	6,849
Cash dividends paid	(1,510)	(1,510)	(19,804)	(3,020)

Balance at end of period	$240,975	$253,836	$240,975	$253,836

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2006 and 2005
Increase (Decrease) in Cash
(Unaudited)

(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,521	$6,849
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation	1,478	1,507
Gain on sale of idle property, plant and equipment	—	(464)
Working capital items:
Accrued interest receivable	(700)	(429)
Accounts receivable	12,821	(2,124)
Inventories	(658)	(1,143)
Other current assets	(1,744)	(2,052)
Accounts payable, trade	(5,290)	813
Accrued liabilities	(3,272)	4,038
Income taxes payable	(1,416)	810
Other, net	(27)	80

Net cash provided from operating activities	3,713	7,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	76,769	109,699
Purchase of U.S. Treasury Bills	(147,113)	(72,036)
Proceeds from maturity of U.S. Treasury Notes	90,000	—
Purchase of U.S. Treasury Notes	—	(44,325)
Net proceeds from sale of idle property, plant and equipment	—	1,493
Purchase of property, plant and equipment	(2,664)	(1,194)
Other, net	(58)	(61)

Net cash provided from (used in) investing activities	16,934	(6,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(19,804)	(3,020)

Net cash used in financing activities	(19,804)	(3,020)

Net increase (decrease) in cash	843	(1,559)
Cash at beginning of year	10,059	12,406

Cash at end of quarter	$10,902	$10,847

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2006, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2006 and 2005. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Finished goods consist primarily of homes on display at various manufacturing facilities. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	November 30, 2006	May 31, 2006
Raw Materials	$5,442	$5,604
Work In Process	5,707	5,674
Finished Goods	817	30

	$11,966	$11,308

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

	Six Months Ended
	November 30,
	2006	2005
Balance at the beginning of the period	$12,111	$11,700
Accruals for warranties	6,340	5,892
Settlements made during the period	(5,993)	(5,792)

Balance at the end of the period	12,458	11,800
Non-current balance included in other deferred liabilities	4,000	4,000

Accrued warranty and related expenses	$8,458	$7,800

The Corporation was contingently liable at November 30, 2006 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $108 million at November 30, 2006 and $110 million at May 31, 2006. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements (continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Number of units repurchased	21	2	58	2
Obligations from units repurchased	$310	$80	$941	$80
Net losses on repurchased units	—	—	—	—
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
Certain prior period amounts have been reclassified to conform with the current period presentation.
In June 2006, the Financial Accounting Standards Board (FASB), issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is currently analyzing the impact of this Interpretation on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and adoption is not expected to have a material impact on the Corporation’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating the materiality of prior periods’ misstatements, quantifying the effects of correcting misstatements in the current period and criteria for restatement of prior periods. SAB 108 is effective for fiscal years ending after November 15, 2006. The Corporation does not expect its adoption to have a material impact on its consolidated financial statements.

Item 1. Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (including travel trailers, fifth wheels and park models). In the first six months of fiscal years 2007 and 2006, manufactured housing represented 75 percent and 77 percent of total sales, respectively, while recreational vehicles accounted for the remaining 25 percent and 23 percent, respectively.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
(Dollars in thousands)	2006	2005	2006	2005
SALES
Manufactured housing	$72,618	$103,371	$157,101	$195,807
Recreational vehicles	22,168	33,116	53,491	59,026

Total sales	$94,786	$136,487	$210,592	$254,833

EARNINGS BEFORE INCOME TAXES
OPERATING EARNINGS (LOSS)
Manufactured housing	$1,268	$6,870	$3,786	$11,099
Recreational vehicles	(823)	(46)	(1,050)	(1,225)
General corporate expense	(915)	(622)	(1,620)	(1,440)

Total operating (loss) earnings	(470)	6,202	1,116	8,434
Interest income	1,476	1,199	2,936	2,224
Gain on sale of idle property, plant and equipment	—	—	—	464

Earnings before income taxes	$1,006	$7,401	$4,052	$11,122

Operating earnings (loss) represent earnings (losses) before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation sells manufactured housing and towable recreational vehicle products to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers, the Corporation has twenty-one manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last four years have been the lowest in decades. The manufactured housing industry has been further negatively impacted by the recent decline in new housing starts in the U.S. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. Demand for travel trailers, however, has softened in recent months when compared to last year. Travel trailer sales in the prior year included units sold as part of hurricane relief efforts in the Gulf coast region of the United States.
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
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. Similar to the trend in the non-motorized recreational vehicle industry, this segment is currently experiencing decreased demand for travel trailers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Three-Month Period Ended November 30, 2006 Compared to the Three-Month Period Ended November 30, 2005 (Unaudited)
Sales and Unit Shipments

					Change
(Dollars in thousands)	2006	Percent	2005	Percent	(Decrease)
Sales
Manufactured Housing	$72,618	76.6	$103,371	75.7	$(30,753)
Recreational Vehicles	22,168	23.4	33,116	24.3	(10,948)

Total Sales	$94,786	100.0	$136,487	100.0	$(41,701)

Unit Shipments
Manufactured Housing	1,487	51.2	2,276	49.3	(789)
Recreational Vehicles	1,416	48.8	2,345	50.7	(929)

Total Unit Shipments	2,903	100.0	4,621	100.0	(1,718)

Manufactured housing sales decreased due to an overall softening of demand. This decline is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales decreased due to a softening in demand, particularly for travel trailers. The decline in travel trailer sales is consistent with the experience of that particular segment of the recreational vehicle industry. In addition, prior year sales included approximately 580 units related to hurricane relief sold to independent dealers for approximately $5 million.
Cost of Sales

		Percent of		Percent of	Change
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured Housing	$63,935	88.0	$88,432	85.5	$(24,497)
Recreational Vehicles	20,542	92.7	30,227	91.3	(9,685)

Consolidated	$84,477	89.1	$118,659	86.9	$(34,182)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to declining sales. As a percentage of sales, however, cost of sales increased due primarily to a rise in warranty costs as a percentage of sales.
Recreational vehicles cost of sales decreased due to declining sales. As a percentage of sales, however, cost of sales increased due to warranty costs remaining constant despite a drop in sales. In addition, warranty and overhead costs were incurred relating to a recreational vehicle facility that was idled at the end of fiscal 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Three-Month Period Ended November 30, 2006 Compared to the Three-Month Period Ended November 30, 2005 (Unaudited) (continued)
Selling and Administrative Expenses

		Percent of		Percent of	Change
(Dollars in thousands)	2006	Sales	2005	Sales	(Decrease)
Selling and Administrative Expenses	$10,779	11.4	$11,626	8.5	$(847)
Selling and administrative expenses decreased primarily due to decreased sales and efforts to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating Earnings (Loss)

					Change in
					Operating
		Percent of		Percent of	Earnings
(Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured Housing	$1,268	1.7	$6,870	6.6	$(5,602)
Recreational Vehicles	(823)	(3.7)	(46)	(0.1)	(777)
General Corporate Expenses	(915)	(1.0)	(622)	(0.5)	(293)

Total Operating (Loss) Earnings	$(470)	(0.5)	$6,202	4.5	$(6,672)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.
Operating earnings for manufactured housing dropped primarily due to decreased sales. In addition, unit sales of single-section homes increased from 17 percent in 2005 to 22 percent in 2006. Single-section homes have lower margins as compared to multi-section homes.
The operating loss for recreational vehicles increased due to decreased sales.
General corporate expenses increased as a result of fluctuating discount rates which caused a change in valuation of the Corporation’s liability for certain post-retirement benefits.
Interest Income

			Change
(Dollars in thousands)	2006	2005	Increase
Interest Income	$1,476	$1,199	$277
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Six-Month Period Ended November 30, 2006 Compared to the Six-Month Period Ended November 30, 2005 (Unaudited) (continued)
Sales and Unit Shipments

					Change
(Dollars in thousands)	2006	Percent	2005	Percent	(Decrease)
Sales
Manufactured Housing	$157,101	74.6	$195,807	76.8	$(38,706)
Recreational Vehicles	53,491	25.4	59,026	23.2	(5,535)

Total Sales	$210,592	100.0	$254,833	100.0	$(44,241)

Unit Shipments
Manufactured Housing	3,272	48.5	4,337	51.6	(1,065)
Recreational Vehicles	3,481	51.5	4,063	48.4	(582)

Total Unit Shipments	6,753	100.0	8,400	100.0	(1,647)

Manufactured housing sales decreased due to an overall softening of demand. This decline is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales decreased due to a softening in demand, particularly for travel trailers. The decline in travel trailer sales is consistent with the experience of that particular segment of the recreational vehicle industry. In addition, prior year sales included approximately 580 units related to hurricane relief sold to independent dealers for approximately $5 million.
Cost of Sales

		Percent		Percent of	Change
(Dollars in thousands)	2006	of Sales*	2005	Sales *	(Decrease)
Manufactured Housing	$138,422	88.1	$168,773	86.2	$(30,351)
Recreational Vehicles	48,805	91.2	54,528	92.4	(5,723)

Consolidated	$187,227	88.9	$223,301	87.6	$(36,074)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to declining sales. As a percentage of sales, however, cost of sales increased due primarily to a rise in warranty costs as a percentage of sales.
Recreational vehicle cost of sales also decreased due to declining sales. As a percentage of sales, cost of sales decreased due to a change in product mix.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Results of Operations – Six-Month Period Ended November 30, 2006 Compared to the Six-Month Period Ended November 30, 2005 (Unaudited) (continued)
Selling and Administrative Expenses

		Percent of		Percent of	Change
(Dollars in thousands)	2006	Sales	2005	Sales	(Decrease)
Selling and Administrative Expenses	$22,249	10.6	$23,098	9.1	$(849)
Selling and administrative expenses decreased primarily due to decreased sales and efforts to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating Earnings (Loss)

					Change in
					Operating
					Earnings
		Percent of		Percent of	Increase
( Dollars in thousands)	2006	Sales *	2005	Sales *	(Decrease)
Manufactured Housing	$3,786	2.4	$11,099	5.7	$(7,313)
Recreational Vehicles	(1,050)	(2.0)	(1,225)	(2.1)	175
General Corporate Expenses	(1,620)	(0.8)	(1,440)	(0.6)	(180)

Total Operating Earnings	$1,116	(0.5)	$8,434	3.3	$(7,318)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
Operating earnings for the manufactured housing dropped primarily due to decreased sales. In addition, unit sales of single-section homes increased from 18 percent in 2005 to 21 percent in 2006. Single-section homes have lower margins as compared to multi-section homes.
The operating loss for recreational vehicles decreased as a result of slightly improved margins on units sold.
General corporate expenses increased as a result of fluctuating discount rates which caused a change in valuation of the Corporation’s liability for certain post-retirement benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).
Interest Income

			Change
(Dollars in thousands)	2006	2005	Increase
Interest Income	$2,936	$2,224	$712
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Liquidity and Capital Resources

	November 30,	May 31,	Change
(Dollars in thousands)	2006	2006	(Decrease)
Cash and U.S. Treasury Bills and Notes	$134,658	$152,771	$(18,113)
Current assets, exclusive of cash and U.S. Treasury Bills and Notes	$41,185	$51,604	$(10,419)
Current liabilities	$30,172	$40,150	$(9,978)
Working capital	$145,671	$164,225	$(18,554)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills and Notes decreased due primarily to a $16,782,000 special dividend paid on August 1, 2006. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, decreased primarily due to a decline in accounts receivable of $12,821,000. This decline is attributable to lower sales in November 2006 as compared to May 2006.
Current liabilities decreased due to declines in accounts payable, $5,290,000, accrued salaries and wages, $2,925,000, and income taxes payable, $1,416,000. Accounts payable dropped because of lower sales in November 2006 as compared to May 2006. Accrued salaries and wages decreased due to annual payments of performance based compensation to employees and due to fewer employees in November 2006. Income taxes payable decreased due to the timing of tax payments at November 30, 2006 as compared to May 31, 2006, and the decline in pre-tax profits.
Capital expenditures totaled $2,664,000 for the six months ended November 30, 2006 as compared to $1,194,000 in the comparable period of the previous year. Building and land improvements increased approximately $700,000. Additional capital expenditures during this period were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first half of fiscal 2007.
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of hurricanes and other natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Availability of wholesale and retail financing

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Consumer confidence and economic uncertainty

•	The health of the U.S. housing market as a whole

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 4.	Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2006, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of November 30, 2006
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2006 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2006 filed by the registrant with the Commission.

Item 1A.	Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2006.

Item 6. Exhibits.

(3 (ii))	By-Laws

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: January 5, 2007	/s/ James R. Weigand James R. Weigand
Chief Financial Officer

DATE: January 5, 2007	/s/ Jon S. Pilarski Jon S. Pilarski
Corporate Controller