Form 10-Q
period 2007-02-28
SKYLINE CORP
filed 2007-04-06
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   February 28, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐  Yes     ☒  No
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 6, 2007

Common Stock	8,391,244

SKYLINE CORPORATION
Form 10-Q Quarterly Report

PART I.

Item 1.	Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	February 28, 2007	May 31, 2006
	(Unaudited)

ASSETS

Current Assets
Cash	$6,869	$10,059
U.S. Treasury Bills, at cost plus accrued interest	118,680	52,607
U.S. Treasury Notes, at cost plus accrued interest	—	90,105
Accounts receivable, trade, less allowance for doubtful accounts of $100	21,418	31,759
Inventories	12,076	11,308
Other current assets	11,412	8,537

Total Current Assets	170,455	204,375

Property, Plant and Equipment, at Cost
Land	5,557	5,557
Buildings and improvements	65,915	64,721
Machinery and equipment	30,698	28,478

	102,170	98,756
Less accumulated depreciation	66,527	64,687

Net Property, Plant and Equipment	35,643	34,069

Other Assets	10,353	9,959

	$216,451	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	February 28, 2007	May 31, 2006
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable, trade	$3,917	$8,784
Accrued salaries and wages	5,099	9,279
Accrued profit sharing	1,804	2,620
Accrued marketing programs	6,527	6,418
Accrued warranty and related expenses	8,333	8,111
Other accrued liabilities	3,436	3,522
Income taxes payable	—	1,416

Total Current Liabilities	29,116	40,150

Other Deferred Liabilities	10,549	10,499

Commitments and Contingencies- See Note 1

Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	237,290	258,258
Treasury stock, at cost, 2,825,900 shares at February 28, 2007 and May 31, 2006	(65,744)	(65,744)

Total Shareholders’ Equity	176,786	197,754

	$216,451	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and nine-month periods ended February 28, 2007 and 2006
(Unaudited)
(Dollars in thousands, except per share data)

	Three-Months Ended		Nine-Months Ended
	2007	2006	2007	2006

EARNINGS
Sales	$66,345	$117,491	$276,937	$372,324
Cost of sales	62,004	103,530	249,231	326,831

Gross profit	4,341	13,961	27,706	45,493
Selling and administrative expense	9,315	11,489	31,564	34,587

Operating (loss) earnings	(4,974)	2,472	(3,858)	10,906
Interest income	1,455	1,320	4,391	3,544
Gain on sale of idle property, plant and equipment	—	—	—	464

(Loss) earnings before income taxes	(3,519)	3,792	533	14,914

(Benefit) provision for income taxes:
Federal	(1,075)	1,232	303	4,875
State	(269)	270	(116)	900

	(1,344)	1,502	187	5,775

Net (loss) earnings	$(2,175)	$2,290	$346	$9,139

Basic (loss) earnings per share	$(.26)	$.27	$.04	$1.09

Cash dividends per share	$.18	$.18	$2.54	$.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$240,975	$253,836	$258,258	$250,007
Net (loss) earnings	(2,175)	2,290	346	9,139
Cash dividends paid	(1,510)	(1,511)	(21,314)	(4,531)

Balance at end of period	$237,290	$254,615	$237,290	$254,615

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the nine-month periods ended February 28, 2007 and 2006
Increase (Decrease) in Cash
(Unaudited)
(Dollars in thousands)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$346	$9,139
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	2,317	2,325
Gain on sale of idle property, plant and equipment	—	(464)
Working capital items:
Accrued interest receivable	304	(814)
Accounts receivable	10,341	(2,004)
Inventories	(768)	(1,987)
Other current assets	(2,875)	(4,485)
Accounts payable, trade	(4,867)	(2,314)
Accrued liabilities	(4,751)	5,998
Income taxes payable	(1,416)	(273)
Other, net	(177)	90

Net cash (used in) provided by operating activities	(1,546)	5,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	196,295	142,282
Purchase of U.S. Treasury Bills	(262,567)	(101,513)
Proceeds from maturity of U.S. Treasury Notes	90,000	—
Purchase of U.S. Treasury Notes	—	(44,324)
Net proceeds from sale of idle property, plant and equipment	—	1,493
Purchase of property, plant and equipment	(3,965)	(1,896)
Other, net	(93)	(97)

Net cash provided by (used in) investing activities	19,670	(4,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(21,314)	(4,531)

Net cash used in financing activities	(21,314)	(4,531)

Net decrease in cash	(3,190)	(3,375)
Cash at beginning of year	10,059	12,406

Cash at end of quarter	$6,869	$9,031

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2007, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 28, 2007 and 2006. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Finished goods consist primarily of homes on display at various manufacturing facilities. Physical inventory counts are taken at the end of each reporting quarter. Total inventories for the periods presented consisted of (dollars in thousands):

	February 28, 2007	May 31, 2006

Raw materials	$5,362	$5,604
Work in process	6,071	5,674
Finished goods	643	30

	$12,076	$11,308

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

	Nine Months Ended
	February 28,
	2007	2006

Balance at the beginning of the period	$12,111	$11,700

Accruals for warranties	8,746	8,806

Settlements made during the period	(8,524)	(8,706)

Balance at the end of the period	12,333	11,800

Non-current balance included in other deferred liabilities	4,000	4,000

Accrued warranty and related expenses	$8,333	$7,800

The Corporation was contingently liable at February 28, 2007 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months. The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $99 million at February 28, 2007 and $110 million at May 31, 2006. The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The allowance for doubtful accounts includes a reserve for potential net losses on repurchased units.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements (continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows (dollars in thousands):

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Number of units repurchased	20	—	78	2
Obligations from units repurchased	$303	$—	$1,244	$80
Net losses on repurchased units	—	—	—	—
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and adoption is not expected to have a material impact on the Corporation’s consolidated financial statements.

Item 1.	Financial Statements (continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (including travel trailers, fifth wheels and park models). In the first nine months of fiscal years 2007 and 2006, manufactured housing represented 75 percent of total sales while recreational vehicles accounted for the remaining 25 percent.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
(Dollars in thousands)	2007	2006	2007	2006

SALES
Manufactured housing	$51,247	$83,199	$208,348	$279,006
Recreational vehicles	15,098	34,292	68,589	93,318

Total sales	$66,345	$117,491	$276,937	$372,324

(LOSS) EARNINGS BEFORE INCOME TAXES
OPERATING (LOSS) EARNINGS
Manufactured housing	$(2,163)	$2,724	$1,623	$13,823
Recreational vehicles	(2,368)	643	(3,418)	(582)
General corporate expense	(443)	(895)	(2,063)	(2,335)

Total (loss) operating earnings	(4,974)	2,472	(3,858)	10,906
Interest income	1,455	1,320	4,391	3,544
Gain on sale of idle property, plant and equipment	—	—	—	464

(Loss) earnings before income taxes	$(3,519)	$3,792	$533	$14,914

Operating (loss) earnings represent (losses) earnings before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (including travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers, the Corporation has twenty-two manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
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
Demand remains strong for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. Ten of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. Similar to the trend in the non-motorized recreational vehicle industry, this segment is currently experiencing decreased demand for travel trailers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Three-Month Period Ended February 28, 2007 Compared to the
Three-Month Period Ended February 28, 2006 (Unaudited)
Sales and Unit Shipments
(Dollars in thousands)

					Change
	2007	Percent	2006	Percent	(Decrease)

Sales
Manufactured Housing	$51,247	77.2	$83,199	70.8	$(31,952)
Recreational Vehicles	15,098	22.8	34,292	29.2	(19,194)

Total Sales	$66,345	100.0	$117,491	100.0	$(51,146)

Unit Shipments
Manufactured Housing	1,047	50.2	1,773	42.3	(726)
Recreational Vehicles	1,037	49.8	2,423	57.7	(1,386)

Total Unit Shipments	2,084	100.0	4,196	100.0	(2,112)

Manufactured housing sales decreased due to an overall decline in demand, which is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales decreased due to a softening in demand, particularly for travel trailers. The decline in travel trailer sales is consistent with the experience of that particular segment of the recreational vehicle industry. In addition, prior year sales included approximately 900 units related to hurricane relief sold to independent dealers for approximately $9 million.
Cost of Sales
(Dollars in thousands)

		Percent		Percent	Change
	2007	of Sales*	2006	of Sales*	(Decrease)

Manufactured Housing	$46,879	91.5	$73,014	87.8	$(26,135)
Recreational Vehicles	15,125	100.2	30,516	89.0	(15,391)

Consolidated	$62,004	93.5	$103,530	88.1	$(41,526)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, however, cost of sales increased due to warranty costs and workers compensation expenses declining at a slower rate than the reduction in sales. In addition, certain manufacturing overhead costs remained fixed despite lower sales.
Recreational vehicle cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs, although workers compensation expenses did increase slightly during the quarter. As a percentage of sales, cost of sales increased due to the positive impact of hurricane relief related sales on gross margins in the prior year, as well as warranty costs declining at a slower rate than the reduction in the current year’s sales. In addition, certain manufacturing overhead costs remained fixed despite lower sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Three-Month Period Ended February 28, 2007 Compared to the
Three-Month Period Ended February 28, 2006 (Unaudited)
Cost of Sales (continued)
This business segment also experienced the commencement of operations in the current quarter of a previously idled facility. This facility, which produces fiberglass-sided product, incurred approximately $300,000 in manufacturing costs associated with the start up of operations.
Selling and Administrative Expenses
(Dollars in thousands)

		Percent		Percent	Change
	2007	of Sales	2006	of Sales	(Decrease)

Selling and Administrative Expenses	$9,315	14.0	$11,489	9.8	$(2,174)
Selling and administrative expenses decreased primarily due to a decrease in performance based compensation. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating (Loss) Earnings
(Dollars in thousands)

					Change
		Percent		Percent	Increase
	2007	of Sales*	2006	of Sales*	(Decrease)

Manufactured Housing	$(2,163)	(4.2)	$2,724	3.3	$(4,887)
Recreational Vehicles	(2,368)	(15.7)	643	1.9	(3,011)
General Corporate Expenses	(443)	(0.7)	(895)	(0.8)	452

Total Operating (Loss) Earnings	$(4,974)	(7.5)	$2,472	2.1	$(7,446)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.
Operating earnings for manufactured housing dropped primarily due to the impact of decreased sales on the components of earnings as noted above. In addition, unit sales of single-section homes increased from 18 percent in 2006 to 23 percent in 2007. Single-section homes have lower margins as compared to multi-section homes.
The recreational vehicle segment changed from an operating profit a year ago to an operating loss driven primarily by the impact of decreased sales on the components of earnings as noted above.
Decreases in general corporate expenses occurred in costs associated with performance based compensation and product liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Three-Month Period Ended February 28, 2007 Compared to the
Three-Month Period Ended February 28, 2006 (Unaudited)
Interest Income
(Dollars in thousands)

			Change
	2007	2006	Increase

Interest Income	$1,455	$1,320	$135
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Nine-Month Period Ended February 28, 2007 Compared to the
Nine-Month Period Ended February 28, 2006 (Unaudited) (continued)
Sales and Unit Shipments
(Dollars in thousands)

					Change
	2007	Percent	2006	Percent	(Decrease)

Sales
Manufactured Housing	$208,348	75.2	$279,006	74.9	$(70,658)
Recreational Vehicles	68,589	24.8	93,318	25.1	(24,729)

Total Sales	$276,937	100.0	$372,324	100.0	$(95,387)

Unit Shipments
Manufactured Housing	4,319	48.9	6,110	48.5	(1,791)
Recreational Vehicles	4,518	51.1	6,486	51.5	(1,968)

Total Unit Shipments	8,837	100.0	12,596	100.0	(3,759)

Manufactured housing sales decreased due to an overall softening of demand. This decline is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales decreased due to a softening in demand, particularly for travel trailers. The decline in travel trailer sales is consistent with the experience of that particular segment of the recreational vehicle industry. In addition, prior year sales included approximately 1,500 units related to hurricane relief sold to independent dealers for approximately $15 million.
Cost of Sales
(Dollars in thousands)

		Percent		Percent	Change
	2007	of Sales*	2006	of Sales*	(Decrease)

Manufactured Housing	$185,301	88.9	$241,787	86.7	$(56,486)
Recreational Vehicles	63,930	93.2	85,044	91.1	(21,114)

Consolidated	$249,231	90.0	$326,831	87.8	$(77,600)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, however, cost of sales increased due to warranty costs and workers compensation expenses declining at a slower rate than the reduction in sales. In addition, certain manufacturing overhead costs remained fixed despite lower sales.
Recreational vehicle cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, however, cost of sales increased due to the positive impact of hurricane relief related sales on gross margins in the prior year, as well as warranty costs declining at a slower rate than the reduction in the current year’s sales. In addition, certain manufacturing overhead costs remained fixed despite lower sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Nine-Month Period Ended February 28, 2007 Compared to the
Nine-Month Period Ended February 28, 2006 (Unaudited) (continued)
Cost of Sales (continued)
This business segment also experienced the commencement of operations of a previously idled facility. This facility, which produces fiberglass-sided product, incurred approximately $300,000 in manufacturing costs associated with the start up of operations.
Selling and Administrative Expenses
(Dollars in thousands)

		Percent		Percent	Change
	2007	of Sales	2006	of Sales	(Decrease)

Selling and Administrative Expenses	$31,564	11.4	$34,587	9.3	$(3,023)
Selling and administrative expenses decreased primarily due to a decrease in performance based compensation. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating (Loss) Earnings
(Dollars in thousands)

					Change in
		Percent		Percent	Increase
	2007	of Sales*	2006	of Sales*	(Decrease)

Manufactured Housing	$1,623	0.8	$13,823	5.0	$(12,200)
Recreational Vehicles	(3,418)	(5.0)	(582)	(0.6)	(2,836)
General Corporate Expenses	(2,063)	(0.7)	(2,335)	(0.6)	272

Total Operating (Loss) Earnings	$(3,858)	(1.4)	$10,906	2.9	$(14,764)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.
Operating earnings for manufactured housing dropped primarily due to the impact of decreased sales on the components of earnings as noted above. In addition, unit sales of single-section homes increased from 18 percent in 2006 to 21 percent in 2007. Single-section homes have lower margins as compared to multi-section homes.
The operating loss for recreational vehicles increased as a result of the impact of decreased sales on the components of earnings as noted above.
General corporate expenses decreased due to a decline in costs associated with performance based compensation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations — Nine-Month Period Ended February 28, 2007 Compared to the
Nine-Month Period Ended February 28, 2006 (Unaudited) (continued)
Interest Income
(Dollars in thousands)

			Change
	2007	2006	Increase

Interest Income	$4,391	$3,544	$847
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Liquidity and Capital Resources
(Dollars in thousands)

	February 28,	May 31,	Change
	2007	2006	(Decrease)

Cash and U.S. Treasury Bills and Notes	$125,549	$152,771	$(27,222)
Current assets, exclusive of cash and U.S. Treasury Bills and Notes	$44,906	$51,604	$(6,698)
Current liabilities	$29,116	$40,150	$(11,034)
Working capital	$141,339	$164,225	$(22,886)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills and Notes decreased primarily due to dividends paid of $21,314,000, including a $16,782,000 special dividend paid on August 1, 2006. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, decreased primarily due to a decline in accounts receivable of $10,341,000. This decline is attributable to lower sales in February 2007 as compared to May 2006.
Current liabilities decreased due to declines in accounts payable, $4,867,000, accrued salaries and wages, $4,180,000, and income taxes payable, $1,416,000. Accounts payable dropped because of lower sales in February 2007 as compared to May 2006. Accrued salaries and wages decreased due to annual payments of performance based compensation to employees and due to fewer employees in February 2007. Income taxes payable decreased due to the timing of tax payments at February 28, 2007 as compared to May 31, 2006, and a decline in pre-tax profits.
Capital expenditures totaled $3,965,000 for the nine months ended February 28, 2007 as compared to $1,896,000 in the comparable period of the previous year. Building and land improvements increased approximately $950,000. Additional capital expenditures during this period were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first nine months of fiscal 2007.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 28, 2007, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of February 28, 2007.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2007 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II.

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2006 filed by the registrant with the Commission.

Item 1A.	Risk Factors.
In Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2006, cyclical and seasonal fluctuations were cited as possible reasons for declines in sales, operating results and cash flows. Continued weakness in demand for the products in one or both of the Corporation’s market segments could materially impact the Corporation’s sales, operating results and cash flows.
There were no other material changes in the risk factors previously disclosed in the Corporation’s most recent Form 10-K.

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

SKYLINE CORPORATION

DATE: April 6, 2007	/s/ James R. Weigand
James R. Weigand
Chief Financial Officer

DATE: April 6, 2007	/s/ Jon S. Pilarski
Jon S. Pilarski
Corporate Controller