Form 10-K
period 2007-05-31
SKYLINE CORP
filed 2007-08-03
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-4714
SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, Indiana (Address of principal executive offices)	46515 (Zip Code)

Registrant’s telephone number, including area code:
(574) 294-6521

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0277 Par Value	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant (6,822,262 shares) based on the closing price on the New York Stock Exchange on November 30, 2006 was $285,784,555.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 25, 2007

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Proxy Statement dated August 16, 2007 for Annual Meeting of Shareholders to be held September 20, 2007	Part III, Items 10 — 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2007 Annual Meeting of Shareholders to be held on September 20, 2007 (“2007 Proxy Statement”).

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

The Corporation, which is one of the largest producers of manufactured homes in the United States, produced 5,669 manufactured homes in fiscal year 2007.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 18’, doublewide widths from 20’ to 32’, triplewide widths from 36’ to 46’, and quadwide widths from 56’ to 60’.

The Corporation also produced 6,152 recreational vehicles in fiscal year 2007, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Sales, operating results and total assets for the manufactured housing and recreational vehicle segments are included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Products and Markets

The Corporation designs, produces and distributes manufactured housing and towable recreational vehicles. Popular floor plans, virtual products tours and virtual factory tours are available at the Corporation’s internet website, http://www.skylinecorp.com.

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

The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

The amount and percentage of sales contributed by the manufactured housing and recreational vehicle segments is noted in Item 7.

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 400 independent dealers at 700 locations throughout the United States, and recreational vehicles are distributed by approximately 240 independent dealers at 280 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

Competitive Conditions

The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Corporation’s competitors within its respective industries are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers. In addition, the manufactured housing segment also competes with companies that provide other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses.

The manufactured housing industry shipped approximately 118,000 homes in calendar year 2006. In the same period, the Corporation shipped 6,938 homes for a 5.9 percent market share. In calendar year 2005, approximately 147,000 homes were shipped by the industry. In that period, the Corporation shipped 7,955 homes for a 5.4 percent market share.

Regarding the recreational vehicle industry, the following table shows the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2006			Calendar Year 2005
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailers	192,000	7,303	3.8%	191,000	6,848	3.6%
Fifth Wheels	89,000	595	0.7%	85,000	757	0.9%
Park Models	10,000	190	1.9%	10,000	347	3.5%

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

Other Regulations

The U.S. Department of Housing and Urban Development (HUD) has set national manufactured home construction and safety standards and implemented recall and other regulations since 1976. The National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, under which such standards and regulations are promulgated, prohibits states from establishing or continuing in effect any manufactured home standard that is not identical to the federal standards as to any covered aspect of performance. Implementation of these standards and regulations involves inspection agency approval of manufactured home designs, plant and home inspection by states or other HUD-approved third parties, manufacturer certification that the standards are met, and possible recalls if they are not or if homes contain safety hazards.

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

Number of Employees

The Corporation employs approximately 2,300 people at the present time.

Executive Officers of the Corporation

Information regarding the Corporation’s executive officers is located in this document under Part III, Item 10.

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

The public may read and copy any materials the Corporation has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Competition

As noted in Item 1, the manufactured housing and recreational vehicle industries are highly competitive with particular emphasis on price and features offered. Some of the Corporation’s competitors are vertically integrated by owning retail, consumer finance and insurance operations. This integration may provide competitors with an advantage. In addition, the Corporation’s manufactured homes compete with other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses. The inability to effectively compete in this environment could result in lower sales, operating results and cash flows.

Cyclical and Seasonal Nature of Business

The industries in which the Corporation operates are highly cyclical, and are impacted by the following conditions:

•	Consumer confidence

•	Interest rates

•	Demographic and employment trends

•	Availability of used or repossessed homes or recreational vehicles

•	Impact of inflation

•	Increased global tensions.

Sales in both industries are also seasonal in nature with sales being weakest in the winter months. Seasonal changes, in addition to continued weakness in demand in one or both of the Corporation’s market segments, could materially impact the Corporation’s sales, operating results and cash flows.

Changing Consumer Preferences

Changes in consumer preferences for manufactured housing and recreational vehicles occur over time, and consequently the Corporation responds to changing demand by evaluating the market acceptability of its products. Delays in responding to changing consumer preferences could have an adverse effect on sales, operating results and cash flows.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.	Properties.

The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation’s 21 manufacturing facilities, all of which are owned, are as follows:

Location	Products

California, San Jacinto	Manufactured Housing
California, Hemet	Recreational Vehicles
California, Hemet	Recreational Vehicles
California, Woodland	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Indiana, Bristol	Manufactured Housing
Indiana, Elkhart	Recreational Vehicles
Indiana, Elkhart	Recreational Vehicles
Kansas, Arkansas City	Manufactured Housing
Kansas, Halstead	Manufactured Housing
Louisiana, Bossier City	Manufactured Housing
Ohio, Sugarcreek	Manufactured Housing
Oregon, McMinnville	Manufactured Housing
Oregon, McMinnville	Recreational Vehicles
Pennsylvania, Ephrata	Manufactured Housing
Pennsylvania, Leola	Manufactured Housing
Texas, Mansfield	Recreational Vehicles
Vermont, Fair Haven	Manufactured Housing
Wisconsin, Lancaster	Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. In May 2007 the Corporation idled its manufactured housing facility in Goshen, Indiana. This property’s net book value is not significant to the assets of the Corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2007 and 2006. On June 15, 2006, the Corporation declared a special cash dividend of two dollars ($2.00) per share on the outstanding shares of the Corporation’s common stock payable August 1, 2006, to shareholders of record at the close of business July 14, 2006. This special one time dividend was declared at the discretion of the Board of Directors, and is separate from and has no relationship to the regular quarterly dividends. At May 31, 2007, there were approximately 960 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2007 and 2006.

	Common Stock
	Price Range
	2007		2006		Dividends Declared Per Share
	High	Low	High	Low	2007	2006

First Quarter	$43.53	$36.20	$44.15	$37.10	$2.18	$.18
Second Quarter	$42.40	$36.50	$43.14	$36.05	$.18	$.18
Third Quarter	$42.12	$34.20	$42.33	$34.78	$.18	$.18
Fourth Quarter	$35.15	$30.38	$42.35	$36.15	$.18	$.18

The name, address and phone number of our stock transfer agent and registrar is:

Computershare Investor Services
Shareholder Services Division
Two North LaSalle Street
Chicago, Illinois 60602
312-588-4237

Performance

The graph below compares the cumulative, five-year shareholder returns on Skyline Common Stock to the cumulative, five-year shareholder returns on (a) the S&P 500 Stock Index, and (b) an index of peer companies selected by Skyline. The Peer Group is composed of four publicly-held companies which were selected based on similarities in their products and their competitive position in the industry. The companies comprising the Peer Group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc., Champion Enterprises, Inc., Coachmen Industries, Inc. and Fleetwood Enterprises, Inc. The comparison assumes $100 was invested on May 31, 2002 in Skyline common stock and in each of the foregoing indices, including reinvestment of dividends (although Skyline has no dividend reinvestment plan).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Skyline Corporation, The S&P 500 Index
And A Peer Group

	5/02	5/03	5/04	5/05	5/06	5/07
Skyline Corporation	100	85	121	124	119	114
S&P 500	100	92	109	118	128	157
Peer Group	100	60	121	104	116	111

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data.

Dollars in thousands except per share data

	2007	2006	2005	2004	2003

FOR THE YEAR
Sales	$365,473	$508,543	$454,324	$433,900	$421,315
Net earnings	$2,593	$14,292	$5,452	$6,141	$6,193
Cash dividends declared	$22,824	$6,041	$14,433	$6,042	$6,041
Capital expenditures	$4,968	$2,485	$2,356	$1,928	$1,523
Depreciation	$3,148	$3,154	$3,389	$3,450	$3,785
Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$141,828	$164,225	$154,663	$163,438	$160,750
Current ratio	6.2:1	5.1:1	5.1:1	6.1:1	6.1:1
Property, plant and
equipment, net	$35,806	$34,069	$35,838	$36,930	$39,131
Total assets	$214,940	$248,403	$237,437	$241,168	$239,141
Total liabilities	$37,125	$50,649	$47,934	$42,684	$40,756
Shareholders’ equity	$177,815	$197,754	$189,503	$198,484	$198,385
PER SHARE
Basic earnings	$.31	$1.70	$.65	$.73	$.74
Cash dividends declared	$2.72	$.72	$1.72	$.72	$.72
Shareholders’ equity	$21.19	$23.57	$22.58	$23.65	$23.64

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last four years have been the lowest in decades. The manufactured housing industry has been further negatively impacted by the decline in the U.S. housing market. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. Demand for travel trailers and fifth wheels, however, has softened over the last twelve months. Travel trailer sales in the prior year included units sold as part of hurricane relief efforts in the Gulf Coast region of the U.S.

Demand remains strong for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. Multi-section homes have an appearance similar to site-built homes and are notably less expensive. Ten of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes. Single-section homes, however, did experience a slight increase in demand within the past year.

The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. Similar to the trend in the non-motorized recreational vehicle industry as a whole, this segment is currently experiencing decreased demand for travel trailers and fifth wheels.

Results of Operations — Fiscal 2007 Compared to Fiscal 2006

Sales and Unit Shipments

	2007	Percent	2006	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$272,383	74.5	$376,405	74.0	$104,022
Recreational Vehicles	93,090	25.5	132,138	26.0	39,048

Total Sales	$365,473	100.0	$508,543	100.0	$143,070

Unit Shipments
Manufactured Housing	5,669	48.0	8,207	47.7	2,538
Recreational Vehicles	6,152	52.0	9,008	52.3	2,856

Total Unit Shipments	11,821	100.0	17,215	100.0	5,394

Manufactured housing sales decreased due to an overall decline in demand, which is consistent with the experience of the manufactured housing industry as a whole.

Recreational vehicle sales decreased due to an overall softening of demand. Furthermore, sales were negatively impacted by an increase in consumer demand for fiberglass bonded wall construction. The Corporation addressed this shift in demand by opening a previously idled facility which is dedicated to producing travel trailers with fiberglass bonded wall construction. This facility commenced operations in the third fiscal quarter. In addition, prior year sales included approximately 1,500 units related to hurricane relief sold to independent dealers for approximately $15 million.

Cost of Sales

		Percent of		Percent of
	2007	Sales*	2006	Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$240,689	88.4	$324,728	86.3	$84,039
Recreational Vehicles	86,825	93.3	119,958	90.8	33,133

Consolidated	$327,514	89.6	$444,686	87.4	$117,172

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, however, cost of sales increased due to warranty costs and workers compensation expenses declining at a slower rate than the reduction in sales. In addition, certain manufacturing overhead costs remained relatively constant despite lower sales.

Recreational vehicle cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased due to the positive impact of hurricane relief related sales on gross margins in the prior year, as well as warranty costs declining at a slower rate than the reduction in the current year’s sales. In addition, certain manufacturing overhead costs remained relatively constant despite lower sales.

As noted above, this business segment also experienced the commencement of operations in the third fiscal quarter of a previously idled facility. This facility, which produces travel trailers with fiberglass bonded wall construction, incurred approximately $300,000 in manufacturing costs associated with the start up of operations.

Selling and Administrative Expenses

		Percent of		Percent of
	2007	Sales	2006	Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$40,372	11.0	$45,943	9.0	$5,571

Selling and administrative expenses decreased primarily due to a decrease in performance based compensation. As a percentage of sales, selling and administrative expenses increased due to certain costs being relatively constant despite lower sales.

Operating Earnings (Loss)

		Percent of		Percent of
	2007	Sales *	2006	Sales *	Decrease
	(Dollars in thousands)

Manufactured Housing	$4,276	1.6	$20,589	5.5	$16,313
Recreational Vehicles	(4,154)	(4.5)	372	0.3	4,526
General Corporate Expense	(2,535)	(0.7)	(3,047)	(0.6)	512

Total Operating (Loss) Earnings	$(2,413)	(0.7)	$17,914	3.5	$20,327

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.

Operating earnings for manufactured housing dropped primarily due to the impact of decreased sales on the components of earnings as noted above. In addition, unit sales of single-section homes increased from 19 percent in 2006 to 23 percent in 2007. Single-section homes have lower margins as compared to multi-section homes.

The recreational vehicle segment changed from an operating profit a year ago to an operating loss driven primarily by the impact of decreased sales on the components of earnings as noted above.

Decreases in general corporate expenses occurred in costs associated with performance based compensation and product liability.

Interest Income

	2007	2006	Increase
	(Dollars in thousands)

Interest Income	$5,812	$4,937	$875

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Results of Operations — Fiscal 2006 Compared to Fiscal 2005

Sales and Unit Shipments

	2006	Percent	2005	Percent	Increase
	(Dollars in thousands)

Sales
Manufactured Housing	$376,405	74.0	$335,394	73.8	$41,011
Recreational Vehicles	132,138	26.0	118,930	26.2	13,208

Total Sales	$508,543	100.0	$454,324	100.0	$54,219

Unit Shipments
Manufactured Housing	8,207	47.7	7,685	49.4	522
Recreational Vehicles	9,008	52.3	7,865	50.6	1,143

Total Unit Shipments	17,215	100.0	15,550	100.0	1,665

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

Cost of Sales

		Percent of		Percent of
	2006	Sales*	2005	Sales*	Increase
	(Dollars in thousands)

Manufactured Housing	$324,728	86.3	$294,613	87.8	$30,115
Recreational Vehicles	119,958	90.8	110,115	92.6	9,843

Consolidated	$444,686	87.4	$404,728	89.1	$39,958

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing and recreational vehicle cost of sales increased due to increased sales. As a percentage of sales, cost of sales for both segments decreased as a result of the timing of the impact of increased selling prices during the year.

Selling and Administrative Expenses

	2006	Percent	2005	Percent	Increase
	(Dollars in thousands)

Selling and Administrative Expenses	$45,943	9.0	$43,408	9.6	$2,535

Selling and administrative expenses rose primarily due to an increase in performance based compensation.

Operating Earnings

		Percent of		Percent of	Increase
	2006	Sales*	2005	Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$20,589	5.5	$12,296	3.7	$8,293
Recreational Vehicles	372	0.3	(2,547)	(2.1)	2,919
General Corporate Expenses	(3,047)	(0.6)	(3,561)	(0.8)	(514)

Total Operating Earnings	$17,914	3.5	$6,188	1.4	$11,726

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings are based on total sales.

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

Interest Income

	2006	2005	Increase
	(Dollars in thousands)

Interest Income	$4,937	$2,474	$2,463

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Gain on Sale of Idle Property, Plant and Equipment

In the first quarter of fiscal year 2006, the Corporation sold vacant land for a pre-tax gain of $464,000.

Liquidity and Capital Resources

	May 31,
	2007	2006	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills and Notes	$124,240	$152,771	$28,531
Current Assets, Exclusive of Cash and U.S. Treasury Bills and Notes	44,702	51,604	6,902
Current Liabilities	27,114	40,150	13,036
Working Capital	141,828	164,225	22,397

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills and Notes decreased primarily due to dividends paid of $22,824,000, including a $16,782,000 special dividend payment paid on August 1, 2006. Current assets, exclusive of cash and U.S. Treasury Bills and Notes, decreased primarily due to a decline in accounts receivable of $8,999,000. This decline is attributable to lower sales in May 2007 as compared to May 2006.

Current liabilities decreased due principally to declines in accounts payable, $3,622,000, accrued salaries and wages, $3,215,000, accrued marketing programs, $2,595,000 and other accrued liabilities, $1,857,000. Accounts payable dropped because of lower sales in May 2007 as compared to May 2006. Accrued salaries and wages decreased due to lower amounts accrued for performance based compensation at May 2007 as compared to May 2006. In addition, the Corporation experienced a decline in the number of employees over the last 12 months. Accrued marketing programs declined as a result of an ongoing, sales-based marketing program for the Corporation’s dealers. This program pays dealers based on sales, which decreased from fiscal 2006 to fiscal 2007. The change in other accrued liabilities was primarily caused by a decline in income taxes payable. Income taxes payable decreased due to the timing of tax payments at May 31, 2007 as compared to May 31, 2006, and a decline in pre-tax profits.

Capital expenditures totaled $4,968,000 for the twelve months ended May 31, 2007 as compared to $2,485,000 in the comparable period of the previous year. Buildings and improvements increased $1,908,000. Additional capital expenditures during this period were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2007:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$1,530	$785	$545	$160	$40

The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2007:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Repurchase Agreements	$89,000	$89,000	$—	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal years 2007 and 2006, the Corporation did not experience any losses on the sale of repurchased units.

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

The following accounting policies are considered to require a significant estimate:

Product Warranties

As referenced in Note 1 of the Notes to Consolidated Financial Statements, manufactured homes are sold with a fifteen-month warranty and recreational vehicles are sold with a one-year warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.

Workers’ Compensation Insurance

The Corporation is insured for expenses associated with workers’ compensation. Costs are accrued based on management’s estimates of future medical claims developed by consulting actuaries at the carrier that insures the Corporation. Accruals are made up to a specified limit per individual injured and for an aggregate limit.

Health Insurance

The Corporation utilizes a combination of insurance companies in offering health insurance coverage to its employees. Costs of claims incurred but not paid are accrued based on past claims experience and relevant trend factors provided by the insurance companies.

Newly Issued Accounting Standards

The effect of newly issued accounting standards on the Corporation is addressed in Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Other Matters

The provisions for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. State income tax benefits are primarily the result of the exclusion, either in whole or in part, of interest income on U.S. Government Securities from taxable income in certain states. In addition, in 2007 the Corporation received favorable rulings on certain state tax positions which resulted in state refunds net of federal taxes of $144,000.

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. The Corporation, however, experienced in fiscal 2005 significant increases in the cost of lumber, lumber-related materials and steel. Although the Corporation was unable to recover all of the increases in the first half of fiscal 2005, on a long-term basis it has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes inflation has not had a material effect on its operations during fiscal years 2006 and 2007.

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

Item 8.  Financial Statements and Supplementary Data.

All other supplementary data is omitted because it is not applicable or the required information is shown in the financial statements or notes thereto.

(This page left intentionally blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2007 and 2006, and the related consolidated statements of earnings and retained earnings, and cash flows for the years then ended. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Corporation maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

South Bend, Indiana
July 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

In our opinion, the consolidated statements of earnings and retained earnings and of cash flows for the year ended May 31, 2005 (appearing on pages 23 and 24 of the Skyline Corporation’s 2007 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Skyline Corporation and its subsidiaries for the year ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

July 28, 2005

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets
Cash	$8,376	$10,059
U.S. Treasury Bills, at cost plus accrued interest	115,864	52,607
U.S. Treasury Notes, at cost plus accrued interest	—	90,105
Accounts receivable, trade, less allowance for doubtful accounts of $100	22,760	31,759
Inventories	10,561	11,308
Other current assets	11,381	8,537

Total Current Assets	168,942	204,375

Property, Plant and Equipment, at Cost
Land	5,557	5,557
Buildings and improvements	66,629	64,721
Machinery and equipment	30,712	28,478

	102,898	98,756
Less accumulated depreciation	67,092	64,687

Net Property, Plant and Equipment	35,806	34,069

Other Assets	10,192	9,959

Total Assets	$214,940	$248,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,162	$8,784
Accrued salaries and wages	6,064	9,279
Accrued profit sharing	1,684	2,620
Accrued marketing programs	3,823	6,418
Accrued warranty and related expenses	7,300	8,111
Other accrued liabilities	3,081	4,938

Total Current Liabilities	27,114	40,150

Other Deferred Liabilities	10,011	10,499

Commitments and Contingencies — See Note 2
Shareholders’ Equity
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	238,319	258,258
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	177,815	197,754

Total Liabilities and Shareholders’ Equity	$214,940	$248,403

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, expect per share data)

EARNINGS
Sales	$365,473	$508,543	$454,324
Cost of sales	327,514	444,686	404,728

Gross profit	37,959	63,857	49,596
Selling and administrative expenses	40,372	45,943	43,408

Operating (loss) earnings	(2,413)	17,914	6,188
Interest income	5,812	4,937	2,474
Gain on sale of idle property, plant and equipment	—	464	—

Earnings before income taxes	3,399	23,315	8,662

Provision (benefit) for income taxes Federal	1,135	7,590	2,790
State	(329)	1,433	420

	806	9,023	3,210

Net earnings	$2,593	$14,292	$5,452

Basic earnings per share	$.31	$1.70	$.65

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$258,258	$250,007	$258,988
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (See Note 6)	292	—	—

Adjusted balance at beginning of year	258,550	250,007	258,988
Net earnings	2,593	14,292	5,452
Cash dividends paid ($2.72 per share in 2007, $.72 per share in 2006 and $1.72 per share in 2005)	(22,824)	(6,041)	(14,433)

Balance at end of year	$238,319	$258,258	$250,007

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2007, 2006 and 2005
Increase (Decrease) in Cash

	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,593	$14,292	$5,452
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	3,148	3,154	3,389
Gain on sale of idle property, plant and equipment	—	(464)	—
Working capital items:
Accrued interest receivable	(211)	(1,399)	(517)
Accounts receivable	8,999	(5,293)	(376)
Inventories	747	(1,470)	57
Other current assets	(2,844)	(2,304)	2,813
Accounts payable, trade	(3,622)	(737)	1,745
Accrued liabilities	(9,414)	3,488	3,612
Other, net	(188)	(280)	(714)

Net cash (used in) provided by operating activities	(792)	8,987	15,461

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from principal payments of U.S. Treasury Bills	$275,874	$172,786	$312,530
Purchase of U.S. Treasury Bills	(338,815)	(133,007)	(263,062)
Maturity of U.S. Treasury Notes	90,000	45,000	45,000
Purchase of U.S. Treasury Notes	—	(88,973)	(89,459)
Net proceeds from sale of idle property, plant and equipment	—	1,493	—
Purchase of property, plant and equipment	(4,968)	(2,485)	(2,356)
Other, net	(158)	(107)	(113)

Net cash provided by (used in) investing activities	21,933	(5,293)	2,540

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(22,824)	(6,041)	(14,433)

Net cash used in financing activities	(22,824)	(6,041)	(14,433)

Net (decrease) increase in cash	(1,683)	(2,347)	3,568
Cash at beginning of year	10,059	12,406	8,838

Cash at end of year	$8,376	$10,059	$12,406

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, manufactures and sells at wholesale both a broad line of manufactured housing (single section homes, multi-section homes and modular homes) and a large selection of towable recreational vehicle models (travel trailers, fifth wheels and park models). Both product lines are sold through numerous independent dealers throughout the United States who often utilize floor plan financing arrangements with lending institutions.

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

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were reduced by income taxes paid of $3,466,000, $8,973,000 and $3,121,000 in 2007, 2006 and 2005, respectively.

Investments — The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.

The cost and accrued interest of U.S. Treasury Bills, which approximates fair market value, totaled $115,864,000 and $52,607,000 at May 31, 2007 and 2006, respectively. The gross amortized cost of U.S. Treasury Notes, which approximates fair market value, totaled $89,567,000 at May 31, 2006. The fair market value of both investments is determined by a secondary market for U.S. Treasury Securities. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Accounts receivable — Trade receivables are based on the amounts billed to customers. The Corporation does not accrue interest on any of its trade receivables.

Inventories — Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.

Total inventories consist of the following:

	May 31,
	2007	2006
	(Dollars in thousands)

Raw Materials	$5,098	$5,604
Work In Process	5,463	5,674
Finished Goods	—	30

	$10,561	$11,308

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

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

Warranty — The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at the beginning of the period	$12,111	$11,700	$11,121
Accruals for warranties	9,689	12,140	12,519
Settlements made during the period	(11,200)	(11,729)	(11,940)

Balance at the end of the period	10,600	12,111	11,700
Non-current balance included in other deferred liabilities	3,300	4,000	4,000

Accrued warranty and related expenses	$7,300	$8,111	$7,700

Other deferred liabilities — Other deferred liabilities consist of the following:

	May 31,
	2007	2006
	(Dollars in thousands)

Deferred compensation expense	$6,522	$6,299
Accrued warranty and related expenses	3,300	4,000
Other deferred expense	189	200

	$10,011	$10,499

Income taxes — The federal and state income tax provision (benefit) is summarized as follows:

	Year Ended May 31,
	2007	2006	2005
	(Dollars in thousands)

Current
Federal	$49	$8,113	$3,124
State	(371)	1,547	560

	(322)	9,660	3,684

Deferred
Federal	1,086	(523)	(334)
State	42	(114)	(140)

	1,128	(637)	(474)

	$806	$9,023	$3,210

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

The difference between the Corporation’s statutory federal income tax rate and the effective income tax rate is due primarily to state income taxes as follows:

	Year Ended May 31,
	2007	2006	2005
	(Dollars in thousands)

Income taxes at statutory federal rate	$1,156	$8,160	$2,945
State income taxes, net of federal tax effect	(217)	931	277
New Energy Efficient Home Credit	(176)	—	—
Other, net	43	(68)	(12)

Income tax expense	$806	$9,023	$3,210

Effective tax rate	23.7%	38.7%	37.1%

State income tax benefits are primarily the result of the exclusion, either in whole or in part, of interest income on U.S. Government Securities from taxable income in certain states. In addition, in 2007 the Corporation received favorable rulings on certain state tax positions which resulted in state refunds net of federal taxes of $144,000.

The components of the net deferred tax assets are as follows:

	May 31,
	2007	2006
	(Dollars in thousands)

Current deferred tax assets
Accrued marketing programs	$594	$740
Accrued warranty expense	2,900	3,194
Accrued workers’ compensation	1,417	1,589
Accrued vacation	542	539
Other	(25)	340

Gross current deferred tax assets	5,428	6,402

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,341	2,227
Accrued warranty expense	1,316	1,578
Other	519	422

Gross noncurrent deferred tax assets	4,176	4,227

Total gross deferred tax asset	9,604	10,629
Valuation allowance	(478)	(667)

Net deferred tax asset	$9,126	$9,962

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

Recently issued accounting pronouncements — In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Incomes Taxes”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect any material impact on its consolidated financial statements from the adoption of this Interpretation. The

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2007, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.

Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase homes and recreational vehicles in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $89 million at May 31, 2007 and $110 million at May 31, 2006.

The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation believes that any potential loss under the agreements in effect at May 31, 2007 will not be material.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2007	2006	2005
	(Dollars in thousands)

Number of units repurchased	78	3	—
Obligations from units repurchased	$1,244	$109	$—
Net loss on repurchased units	$—	$—	$—

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal year ended May 31, 2007 was approximately $1,100,000, fiscal year ended May 31, 2006 was approximately $1,200,000 while lease expense for the fiscal year ended May 31, 2005 was approximately $1,100,000. Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in
thousands)

2008	$785
2009	353
2010	192
2011	114
2012	46
Thereafter	40

$1,530

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

The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2007, 2006 and 2005, the Corporation did not acquire any shares of its common stock. At May 31, 2007, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4	Employee Benefits

A)	PROFIT SHARING PLANS AND 401 (K) PLANS

The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested in United States Government Securities. For the years ended May 31, 2007, 2006 and 2005, contributions to the Plans were $1,717,000, $2,653,000 and $2,454,000, respectively.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B)	RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance or annuity contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 6.0 percent in fiscal 2007, 6.5 percent in fiscal 2006 and 5.5 percent in fiscal 2005. The amount accrued for such arrangements totaled $6,522,000, $6,299,000 and $6,235,000 at May 31, 2007, 2006 and 2005, respectively. The amount charged to operations under these arrangements was $406,000, $64,000 and $498,000 for years ended May 31, 2007, 2006 and 2005 respectively.

NOTE 5	Industry Segment Information

The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). In fiscal year 2007, manufactured housing represented 75 percent of total sales, while recreational vehicles accounted for the remaining 25 percent. In fiscal years 2006 and 2005, 74 percent of total sales were represented by manufactured housing, while the remaining 26 percent was recreational vehicles.

Total operating earnings (loss) represent earnings (losses) before interest income, gain on sale of idle property, plant and equipment and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

	2007	2006	2005
	(Dollars in thousands)

SALES
Manufactured housing	$272,383	$376,405	$335,394
Recreational vehicles	93,090	132,138	118,930

Total sales	$365,473	$508,543	$454,324

EARNINGS BEFORE INCOME TAXES
Operating earnings (loss)
Manufactured housing	$4,276	$20,589	$12,296
Recreational vehicles	(4,154)	372	(2,547)
General corporate expenses	(2,535)	(3,047)	(3,561)

Total operating (loss) earnings	(2,413)	17,914	6,188
Interest income	5,812	4,937	2,474
Gain on sale of idle property, plant and equipment	—	464	—

Earnings before income taxes	$3,399	$23,315	$8,662

IDENTIFIABLE ASSETS
Operating assets
Manufactured housing	$77,330	$80,465	$77,096
Recreational vehicles	21,746	25,226	23,222

Total operating assets	99,076	105,691	100,318
U.S. Treasury bills and notes	115,864	142,712	137,119

Total assets	$214,940	$248,403	$237,437

DEPRECIATION
Manufactured housing	$2,525	$2,509	$2,724
Recreational vehicles	623	645	665

Total depreciation	$3,148	$3,154	$3,389

CAPITAL EXPENDITURES
Manufactured housing	$4,409	$2,209	$1,354
Recreational vehicles	559	276	1,002

Total capital expenditures	$4,968	$2,485	$2,356

NOTE 6	Staff Accounting Bulletin No. 108

In September 2006, the Securities Exchange Commission, “SEC,” issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides guidance on quantifying the impact of the carryover or reversal of prior year misstatements on the current year financial statements. Two widely recognized approaches are used for quantifying the effects of financial statement misstatements: the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination.

The SEC staff believes that registrants should quantify errors using both the rollover approach and the iron curtain approach, and evaluate whether either method results in a misstatement that, when considering all relevant quantitative and qualitative factors, is material. In initially applying SAB No. 108, registrants are permitted to report the cumulative effect of misstatements in the opening balance of retained earnings for the current year.

The Corporation has historically used the rollover approach when quantifying and evaluating uncorrected misstatements. In accordance with SAB No. 108, the Corporation recorded an increase in deferred tax assets and an increase in retained earnings in the amount of $292,000, net of tax, as of June 1, 2006. This adjustment resulted from the Corporation not recording certain deferred tax assets, which was deemed immaterial to the financial statements in each respective period. This misstatement decreased net income in the years reported, and originated prior to the fiscal year ended in 2005.

Financial Summary by Quarter

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$115,806	$94,786	$66,345	$88,536	$365,473
Gross profit	13,056	10,309	4,341	10,253	37,959
Net earnings (loss)	1,896	625	(2,175)	2,247	2,593
Basic earnings (loss) per share	.23	.07	(.26)	.27	.31

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$118,346	$136,487	$117,491	$136,219	$508,543
Gross profit	13,704	17,828	13,961	18,364	63,857
Net earnings	2,344	4,505	2,290	5,153	14,292
Basic earnings per share	.28	.54	.27	.61	1.70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information regarding the Corporation’s change in Independent Registered Public Accounting Firms is found in the Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

Item 9A.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2007, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2007.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2007.

Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the Corporation’s fiscal 2007 financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2007, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2007 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. In addition, on September 22, 2006 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 22, 2006. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	71	Vice Chairman and Chief Executive Officer
Charles W. Chambliss	57	Vice President-Product Development and Engineering
Terrence M. Decio	55	Vice President-Marketing and Sales
Christopher R. Leader	48	Vice President-Operations
Bruce G. Page	57	Vice President-Operations
Jon S. Pilarski	44	Corporate Controller
James R. Weigand	52	Vice President-Finance, Treasurer, Chief Financial Officer and Secretary

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

Christopher R. Leader, Vice President-Operations, joined the Corporation in January 1997 and was elected Vice President in September 1997.

Bruce G. Page, Vice President-Operations, joined the Corporation in October 1969 and was elected Vice President-Operations in 2006. He previously served as Director of Operations from 2005 to 2006. Prior to 2005 he was the General Manager of the Corporation’s manufactured housing facility in McMinnville, Oregon.

Jon S. Pilarski, Corporate Controller, joined the Corporation in 1994 and was elected Corporate Controller in 1997.

James R. Weigand, Vice President-Finance, Treasurer, Chief Financial Officer and Secretary, joined the Corporation in 1991 as Controller. He was elected an officer in 1994, Vice President-Finance & Treasurer and Chief Financial Officer in 1997 and Secretary in 2004.

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Election of Directors”; “Code of Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2007 is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding executive compensation is available in the following sections of the Corporation’s Proxy Statement: “Compensation, Discussion and Analysis”; “Compensation Committee Interlocks and Insider Participation”; and “Report of the Compensation Committee on Executive Compensation.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding certain beneficial owners is available in the “Certain Other Beneficial Owners” section of the Corporation’s Proxy Statement. The Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2007 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding related party transactions and director independence is available in the following sections of the Corporation’s Proxy Statement: “Transactions with Management” and “Director Independence and Executive Sessions.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2007 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information regarding accounting fees and services is located in the “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees” sections of the Corporation’s Proxy Statement. The Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2007 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements for the Corporation are listed in the index under Item 8 of this document.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i)	Articles of Incorporation
(3)(ii)	By-Laws
(14)	Code of Ethics
(21)	Subsidiaries of the Registrant
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d — 14(a)
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d — 14(a)
(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION
Registrant

BY:	/s/ Thomas G. Deranek
Thomas G. Deranek, Vice Chairman,
Chief Executive Officer and Director

DATE: July 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ James R. Weigand James R. Weigand	Vice President-Finance, Treasurer, Chief Financial Officer and Secretary	July 25, 2007

BY: /s/ Jon S. Pilarski Jon S. Pilarski	Corporate Controller	July 25, 2007

BY: /s/ Arthur J. Decio Arthur J. Decio	Director, Chairman of the Board, serving in a non-executive officer capacity	July 25, 2007

BY: /s/ John C. Firth John C. Firth	Director	July 25, 2007

BY: /s/ Jerry Hammes Jerry Hammes	Director	July 25, 2007

BY: /s/ Ronald F. Kloska Ronald F. Kloska	Director	July 25, 2007

BY: /s/ William H. Lawson William H. Lawson	Director	July 25, 2007

BY: /s/ David T. Link David T. Link	Director	July 25, 2007

BY: /s/ Andrew J. McKenna Andrew J. McKenna	Director	July 25, 2007