Form 10-Q
period 2007-08-31
SKYLINE CORP
filed 2007-10-05
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number: 1-4714
SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, Indiana	46515

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           ☐ Yes ☒ No
          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 5, 2007

Common Stock	8,391,244

Form 10-Q

PART I. Financial Information
Item 1.   Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	August 31, 2007	May 31, 2007
	(Unaudited)
	(Dollars in thousands)

ASSETS

Current Assets:
Cash	$8,051	$8,376
U.S. Treasury Bills, at cost plus accrued interest	113,325	115,864
Accounts receivable, trade, less allowance for doubtful accounts of $100	24,252	22,760
Inventories	10,618	10,561
Other current assets	11,240	11,381

Total Current Assets	167,486	168,942

Property, Plant and Equipment, at Cost:
Land	5,557	5,557
Buildings and improvements	67,045	66,629
Machinery and equipment	30,705	30,712

	103,307	102,898
Less accumulated depreciation	67,621	67,092

Net Property, Plant and Equipment	35,686	35,806

Other Assets	10,280	10,192

Total Assets	$213,452	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	August 31, 2007	May 31, 2007
	(Unaudited)
	(Dollars in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$5,395	$5,162
Accrued salaries and wages	5,027	6,064
Accrued profit sharing	638	1,684
Accrued marketing programs	5,801	3,823
Accrued warranty and related expenses	7,450	7,300
Other accrued liabilities	2,138	3,081

Total Current Liabilities	26,449	27,114

Other Deferred Liabilities	9,989	10,011

Commitments and Contingencies- See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	237,518	238,319
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	177,014	177,815

Total Liabilities and Shareholders’ Equity	$213,452	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month periods ended August 31, 2007 and 2006

	2007	2006
	(Unaudited)
	(Dollars in thousands, except per share data)

EARNINGS
Sales	$96,394	$115,806
Cost of sales	86,075	102,750

Gross profit	10,319	13,056
Selling and administrative expense	10,603	11,470

Operating (loss) earnings	(284)	1,586
Interest income	1,383	1,460

Earnings before income taxes	1,099	3,046

Provision for income taxes:
Federal	322	1,035
State	68	115

	390	1,150

Net earnings	$709	$1,896

Basic earnings per share	$.08	$.23

Cash dividends per share	$.18	$2.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$238,319	$258,258
Net earnings	709	1,896
Cash dividends paid	(1,510)	(18,294)

Balance at end of period	$237,518	$241,860

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the three-month periods ended August 31, 2007 and 2006
Increase (Decrease) in Cash

	2007	2006
	(Unaudited) (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$709	$1,896
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	753	739
Working capital items:
Accrued interest receivable	82	279
Accounts receivable	(1,492)	5,507
Inventories	(57)	(1,415)
Other current assets	141	(1,873)
Accounts payable, trade	233	(2,768)
Accrued liabilities	(898)	(3,260)
Other, net	(56)	(20)

Net cash used in operating activities	(585)	(915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	85,519	42,283
Purchase of U.S. Treasury Bills	(83,062)	(107,519)
Maturity of U.S. Treasury Notes	—	90,000
Purchase of property, plant and equipment	(677)	(1,660)
Other, net	(10)	(36)

Net cash provided by investing activities	1,770	23,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,510)	(18,294)

Net cash used in financing activities	(1,510)	(18,294)

Net (decrease) increase in cash	(325)	3,859
Cash at beginning of year	8,376	10,059

Cash at end of quarter	$8,051	$13,918

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2007, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2007 and 2006. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2007 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
Inventories are stated at cost, determined under the first-in, first-out method, which is not in excess of market. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	August 31, 2007	May 31, 2007
	(Dollars in thousands)

Raw Materials	$4,555	$5,098
Work In Process	5,895	5,463
Finished Goods	168	—

	$10,618	$10,561

The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.
A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2007	2006
	(Dollars in thousands)

Balance at the beginning of the period	$10,600	$12,111

Accruals for warranties	2,427	3,225

Settlements made during the period	(2,277)	(3,022)

Balance at the end of the period	10,750	12,314

Non-current balance included in other deferred liabilities	3,300	4,000

Accrued warranty and related expenses	$7,450	$8,314

The Corporation was contingently liable at August 31, 2007 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $79 million at August 31, 2007 and approximately $89 million at May 31, 2007.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The Corporation believes that any potential loss under the agreements in effect at August 31, 2007 will not be material.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended
	August 31,
	2007	2006
	(Dollars in thousands)

Number of units repurchased	—	37
Obligations from units repurchased	$—	$631
Net losses on repurchased units	$—	$—
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
Certain prior period amounts have been reclassified to conform with the current period presentation.
In June 2006, the Financial Accounting Standards Board (FASB), issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Corporation adopted this Interpretation in the first quarter of fiscal 2008 with no material impact on its consolidated financial statements.
The amount of realized but unrecognized tax benefit at June 1, 2007 totaled approximately $100,000. This amount would increase operating income thus impacting the Corporation’s effective tax rate, if ultimately recognized in income.
For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2004. The Corporation does not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months. Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at August 31, 2007 were insignificant.

Item 1.   Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). In the first three months of fiscal years 2008 and 2007, manufactured housing represented 75 percent and 73 percent of total sales, respectively, while recreational vehicles accounted for the remaining 25 percent and 27 percent, respectively.
Total operating earnings (loss) represent earnings (losses) before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended
	August 31,
	2007	2006
	(Dollars in thousands)

SALES
Manufactured housing	$72,328	$84,483
Recreational vehicles	24,066	31,323

Total sales	$96,394	$115,806

EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$2,087	$2,518
Recreational vehicles	(1,757)	(227)
General corporate expense	(614)	(705)

Total operating (loss) earnings	(284)	1,586
Interest income	1,383	1,460

Earnings before income taxes	$1,099	$3,046

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers, the Corporation has twenty-one manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last four years have been the lowest in decades. The manufactured housing industry has been further negatively impacted by the decline in the U.S. housing market. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry sales of travel trailers and fifth wheels have seen steady growth in recent years. However, demand for travel trailers and fifth wheels has softened in the first six months of calendar 2007 as compared to the first six months of calendar 2006. Travel trailer sales in the first six months of calendar 2006 included units sold as part of hurricane relief efforts in the Gulf Coast region of the U.S.
Demand remains strong for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. These homes have an appearance similar to site-built homes and are notably less expensive. Ten of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet continued demand for multi-section homes.
The recreational vehicle segment in which the Corporation operates is a very competitive ever-changing market. Similar to the trend in the non-motorized recreational vehicle industry as a whole, this segment is currently experiencing decreased demand for travel trailers and fifth wheels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended August 31, 2007 Compared to the
Three-Month Period Ended August 31, 2006 (Unaudited)
Sales and Unit Shipments

	2007	Percent	2006	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$72,328	75.0	$84,483	73.0	$12,155
Recreational Vehicles	24,066	25.0	31,323	27.0	7,257

Total Sales	$96,394	100.0	$115,806	100.0	$19,412

Unit Shipments
Manufactured Housing	1,497	47.4	1,785	46.4	288
Recreational Vehicles	1,663	52.6	2,065	53.6	402

Total Unit Shipments	3,160	100.0	3,850	100.0	690

Manufactured housing sales decreased due to an overall decline in demand, which is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales decreased due to an overall softening of demand. Furthermore, sales were negatively impacted by an increase in consumer demand for fiberglass bonded wall construction. The Corporation addressed this shift in demand by opening a previously idled facility which is dedicated to producing travel trailers with fiberglass bonded wall construction. This facility commenced operations in the third quarter of fiscal year 2007.
Cost of Sales

		Percent		Percent
	2007	of Sales*	2006	of Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$62,986	87.1	$74,487	88.2	$11,501
Recreational Vehicles	23,089	95.9	28,263	90.2	5,174

Consolidated	$86,075	89.3	$102,750	88.7	$16,675

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended August 31, 2007 Compared to the
Three-Month Period Ended August 31, 2006 (Unaudited) — (Continued)
Cost of Sales — (Continued)
Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales declined as a result of a price increase that took effect late in the fourth quarter of fiscal 2007.
Recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of direct manufacturing costs. As a percentage of sales, cost of sales increased due to the introduction of various option packages. These packages, designed to meet competition in the marketplace, are aggressively priced relative to option packages sold in the previous year. The cost of sales percentage also increased as a result of certain manufacturing overhead costs remaining relatively constant despite lower sales.
Selling and Administrative Expenses

		Percent		Percent
	2007	of Sales	2006	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$10,603	11.0	$11,470	9.9	$867
Selling and administrative expenses decreased primarily due to a decrease in performance based compensation. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations— (Continued).

Results of Operations – Three-Month Period Ended August 31, 2007 Compared to the
Three-Month Period Ended August 31, 2006 (Unaudited) — (Continued)
Operating (Loss) Earnings

		Percent		Percent
	2007	of Sales*	2006	of Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$2,087	2.9	$2,518	3.0	$431
Recreational Vehicles	(1,757)	(7.3)	(227)	(0.7)	1,530
General Corporate Expenses	(614)	(0.6)	(705)	(0.6)	91

Total Operating (Loss) Earnings	$(284)	(0.3)	$1,586	1.4	$1,870

* The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.
Operating earnings for manufactured housing dropped primarily due to the impact of decreased sales on the components of earnings as noted above.
The operating loss for recreational vehicles increased primarily by the impact of decreased sales on the components of earnings as noted above.
Decreases in general corporate expenses occurred in costs associated with performance based compensation and the Corporation reducing various expenses.
Interest Income

	2007	2006	Decrease
	(Dollars in thousands)

Interest Income	$1,383	$1,460	$77
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations— (Continued).

Results of Operations – Three-Month Period Ended August 31, 2007 Compared to the
Three-Month Period Ended August 31, 2006 (Unaudited) — (Continued)
Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2007	2007	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$121,376	$124,240	$(2,864)
Current assets, exclusive of cash and U.S. Treasury Bills	$46,110	$44,702	$1,408
Current liabilities	$26,449	$27,114	$(665)
Working capital	$141,037	$141,828	$(791)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased primarily due to dividends paid of $1,510,000. Current assets, exclusive of cash and U.S. Treasury Bills, rose primarily due to an increase in accounts receivable of $1,492,000. This increase is attributable to greater sales in August 2007 as compared to May 2007.
Current liabilities decreased due to declines in accrued salaries and wages, $1,037,000, and accrued profit sharing, $1,046,000. Accrued salaries and wages decreased due to the timing of payroll payments at August 31, 2007 as compared to May 31, 2007. Accrued profit sharing dropped because of the timing of a yearly contribution to the Corporation’s profit sharing plan. The declines in accrued salaries and wages and accrued profit sharing were offset by an increase in accrued marketing programs, $1,978,000. The increase is the result of an ongoing marketing program where payments to manufactured housing dealers are primarily made in the fourth fiscal quarter.
Capital expenditures totaled $677,000 for the three months ended August 31, 2007 as compared to $1,660,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations— (Continued).

Other Matters
The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first three months of fiscal 2008.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2007, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2007.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2007 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2007 filed by the registrant with the Commission.

Item 1A.	Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.
On September 20, 2007, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld	Shares Not Voted
Arthur J. Decio	7,429,078	0	145,071	817,095
Thomas G. Deranek	7,427,178	0	146,971	817,095
John C. Firth	7,410,322	0	163,827	817,095
Jerry Hammes	7,372,044	0	202,105	817,095
Ronald F. Kloska	7,364,029	0	210,120	817,095
William H. Lawson	7,410,812	0	163,337	817,095
David T. Link	7,408,512	0	165,637	817,095
Andrew J. McKenna	7,449,749	0	124,400	817,095

Item 6.	Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: October 5, 2007	/s/ Jon S. Pilarski

Jon S. Pilarski
Chief Financial Officer

DATE: October 5, 2007	/s/ Martin R. Fransted

Martin R. Fransted
Corporate Controller