Form 10-Q
period 2007-11-30
SKYLINE CORP
filed 2008-01-04
CIK 90896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes  ☒ No
          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 4, 2008
Common Stock	8,391,244

Form 10-Q

PART I. Financial Information
Item 1.    Financial Statements
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	November 30, 2007	May 31, 2007
	(Unaudited)
	(Dollars in thousands)

ASSETS

Current Assets:
Cash	$8,314	$8,376
U.S. Treasury Bills, at cost plus accrued interest	115,740	115,864
Accounts receivable, trade, less allowance for doubtful accounts of $100	13,995	22,760
Inventories	10,978	10,561
Other current assets	11,783	11,381

Total Current Assets	160,810	168,942

Property, Plant and Equipment, at Cost:
Land	5,557	5,557
Buildings and improvements	67,088	66,629
Machinery and equipment	31,036	30,712

	103,681	102,898
Less accumulated depreciation	68,173	67,092

Net Property, Plant and Equipment	35,508	35,806

Other Assets	10,365	10,192

Total Assets	$206,683	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets

	November 30, 2007	May 31, 2007
	(Unaudited)
	(Dollars in thousands,
	except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$2,397	$5,162
Accrued salaries and wages	4,040	6,064
Accrued profit sharing	1,182	1,684
Accrued marketing programs	5,570	3,823
Accrued warranty and related expenses	7,343	7,300
Other accrued liabilities	2,581	3,081

Total Current Liabilities	23,113	27,114

Other Deferred Liabilities	9,952	10,011

Commitments and Contingencies-See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	234,122	238,319
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	173,618	177,815

Total Liabilities and Shareholders’ Equity	$206,683	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
For the three-month and six-month periods ended November 30, 2007 and 2006

	Three-Months Ended		Six-Months Ended
	2007	2006	2007	2006
		(Unaudited)
		(Dollars in thousands,
		except per share amounts)

EARNINGS
Sales	$77,198	$94,786	$173,592	$210,592
Cost of sales	71,375	84,477	157,450	187,227

Gross profit	5,823	10,309	16,142	23,365
Selling and administrative expense	9,747	10,779	20,350	22,249

Operating (loss) earnings	(3,924)	(470)	(4,208)	1,116
Interest income	1,158	1,476	2,541	2,936

(Loss) earnings before income taxes	(2,766)	1,006	(1,667)	4,052

(Benefit) provision for income taxes:
Federal	(911)	343	(589)	1,378
State	31	38	99	153

	(880)	381	(490)	1,531

Net (loss) earnings	$(1,886)	$625	$(1,177)	$2,521

Basic (loss) earnings per share	$(.22)	$.07	$(.14)	$.30

Cash dividends per share	$.18	$.18	$.36	$2.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$237,518	$241,860	$238,319	$258,258
Net (loss) earnings	(1,886)	625	(1,177)	2,521
Cash dividends paid	(1,510)	(1,510)	(3,020)	(19,804)

Balance at end of period	$234,122	$240,975	$234,122	$240,975

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the six-month periods ended November 30, 2007 and 2006

	2007	2006
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1,177)	$2,521
Adjustments to reconcile net (loss) earnings to net cash provided from operating activities:
Depreciation	1,504	1,478
Working capital items:
Accrued interest receivable	251	(700)
Accounts receivable	8,765	12,821
Inventories	(417)	(658)
Other current assets	(402)	(1,744)
Accounts payable, trade	(2,765)	(5,290)
Accrued liabilities	(1,236)	(3,272)
Income taxes payable	—	(1,416)
Other, net	(118)	(27)

Net cash provided from operating activities	4,405	3,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	206,176	76,769
Purchase of U.S. Treasury Bills	(206,303)	(147,113)
Proceeds from maturity of U.S. Treasury Notes	—	90,000
Purchase of property, plant and equipment	(1,260)	(2,664)
Other, net	(60)	(58)

Net cash (used in) provided from investing activities	(1,447)	16,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,020)	(19,804)

Net cash used in financing activities	(3,020)	(19,804)

Net (decrease) increase in cash	(62)	843

Cash at beginning of year	8,376	10,059

Cash at end of quarter	$8,314	$10,902

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2007, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2007 and 2006. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Total inventories consist of the following:

	November 30, 2007	May 31, 2007
	(Dollars in thousands)

Raw Materials	$5,032	$5,098
Work In Process	5,430	5,463
Finished Goods	516	—

	$10,978	$10,561

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
A reconciliation of accrued warranty and related expenses is as follows:

	Six Months Ended
	November 30,
	2007	2006
	(Dollars in thousands)

Balance at the beginning of the period	$10,600	$12,111

Accruals for warranties	4,515	6,340

Settlements made during the period	(4,472)	(5,993)

Balance at the end of the period	10,643	12,458

Non-current balance included in other deferred liabilities	3,300	4,000

Accrued warranty and related expenses	$7,343	$8,458

The Corporation was contingently liable at November 30, 2007 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $78 million at November 30, 2007 and $89 million at May 31, 2007.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The Corporation believes that any likely loss under the agreements in effect at November 30, 2007 will not be material to the Corporation’s financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Number of units repurchased	43	21	43	58
Obligations from units repurchased	$736	$310	$736	$941
Net losses on repurchased units	—	—	—	—
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
In the first quarter of fiscal 2008, the Corporation adopted Financial Accounting Standards Board, (FASB), Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. The Corporation adopted FIN No. 48 with no material impact on its consolidated financial statements.
The amount of unrecognized tax benefit at June 1, 2007 totaled approximately $100,000. This amount would increase operating income thus impacting the Corporation’s effective tax rate, if ultimately recognized in income.
For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2004. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.
The Corporation does not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months. Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at November 30, 2007 were insignificant.
The Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Item 1.    Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). In the first six months of fiscal years 2008 and 2007, manufactured housing represented approximately 75 percent of total sales, while recreational vehicles accounted for approximately 25 percent.
Total operating (loss) earnings represent (loss) earnings before interest income and (benefit) provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(Dollars in thousands)

SALES
Manufactured housing	$58,383	$72,618	$130,711	$157,101
Recreational vehicles	18,815	22,168	42,881	53,491

Total sales	$77,198	$94,786	$173,592	$210,592

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(944)	$1,268	$1,143	$3,786
Recreational vehicles	(2,352)	(823)	(4,109)	(1,050)
General corporate expense	(628)	(915)	(1,242)	(1,620)

Total operating (loss) earnings	(3,924)	(470)	(4,208)	1,116
Interest income	1,158	1,476	2,541	2,936

(Loss) earnings before income taxes	$(2,766)	$1,006	$(1,667)	$4,052

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailer, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has twenty-one manufacturing facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, has resulted in industry sales which over the last four years have been the lowest in decades. The manufactured housing industry has been further negatively impacted by the decline in the U.S housing market. In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Industry demand for travel trailers and fifth wheels has softened in the current fiscal year. Based on the latest information available from the Recreational Vehicle Industry Association, national shipments of travel trailers and fifth wheels totaled approximately 135,000 units for the six-months ending October 31, 2007. This amount is lower than the approximately 140,000 units shipped during the six-months ending October 31, 2006.
Demand remains stronger for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. These homes have an appearance similar to site-built homes and are notably less expensive. Ten of the Corporation’s manufactured housing facilities have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended November 30, 2007 Compared to the
Three-Month Period Ended November 30, 2006 (Unaudited)
Sales and Unit Shipments

	2007	Percent	2006	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$58,383	75.6	$72,618	76.6	$14,235
Recreational Vehicles	18,815	24.4	22,168	23.4	3,353

Total Sales	$77,198	100.0	$94,786	100.0	$17,588

Unit Shipments
Manufactured Housing	1,283	51.8	1,487	51.2	204
Recreational Vehicles	1,192	48.2	1,416	48.8	224

Total Unit Shipments	2,475	100.0	2,903	100.0	428

Manufactured housing sales decreased due to an overall softening of demand, which is consistent with the experience of the manufactured housing industry as a whole.
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
Cost of Sales

		Percent		Percent
	2007	of Sales*	2006	of Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$52,715	90.3	$63,935	88.0	$11,220
Recreational Vehicles	18,660	99.2	20,542	92.7	1,882

Consolidated	$71,375	92.5	$84,477	89.1	$13,102

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended November 30, 2007 Compared to the
Three-Month Period Ended November 30, 2006 (Unaudited) — (Continued)
Cost of Sales — (Continued)
Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs remaining relatively constant despite lower sales.
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
Selling and Administrative Expenses

		Percent of		Percent of
	2007	Sales	2006	Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$9,747	12.6	$10,779	11.4	$1,032
Selling and administrative expenses decreased primarily due to a decrease in performance based compensation, along with certain selling and administrative expenses. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating (Loss) Earnings

		Percent of		Percent of
	2007	Sales *	2006	Sales *	Decrease
	(Dollars in thousands)

Manufactured Housing	$(944)	(1.6)	$1,268	1.7	$2,212
Recreational Vehicles	(2,352)	(12.5)	(823)	(3.7)	1,529
General Corporate Expenses	(628)	(0.8)	(915)	(1.0)	287

Total Operating (Loss) Earnings	$(3,924)	(5.1)	$(470)	(0.5)	$3,454

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended November 30, 2007 Compared to the
Three-Month Period Ended November 30, 2006 (Unaudited) — (Continued)
Operating (Loss) Earnings — (Continued)
Operating earnings for manufactured housing decreased primarily due to the impact of decreased sales on the components of earnings as noted above.
The operating loss for recreational vehicles increased primarily by the impact of decreased sales on the components of earnings as noted above.
Decreases in general corporate expenses occurred primarily in costs associated with performance based compensation.
Interest Income

	2007	2006	Decrease
	(Dollars in thousands)

Interest Income	$1,158	$1,476	$318
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2007 Compared to the
Six-Month Period Ended November 30, 2006 (Unaudited)
Sales and Unit Shipments

	2007	Percent	2006	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$130,711	75.3	$157,101	74.6	$26,390
Recreational Vehicles	42,881	24.7	53,491	25.4	10,610

Total Sales	$173,592	100.0	$210,592	100.0	$37,000

Unit Shipments
Manufactured Housing	2,780	49.3	3,272	48.5	492
Recreational Vehicles	2,855	50.7	3,481	51.5	626

Total Unit Shipments	5,635	100.0	6,753	100.0	1,118

Manufactured housing sales decreased due to an overall softening of demand, which is consistent with the experience of the manufactured housing industry as a whole.
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
Cost of Sales

		Percent		Percent
	2007	of Sales*	2006	of Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$115,701	88.5	$138,422	88.1	$22,721
Recreational Vehicles	41,749	97.4	48,805	91.2	7,056

Consolidated	$157,450	90.7	$187,227	88.9	$29,777

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2007 Compared to the
Six-Month Period Ended November 30, 2006 (Unaudited) — (Continued)
Cost of Sales — (Continued)
Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs remaining relatively constant despite lower sales.
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
Selling and Administrative Expenses

		Percent		Percent
	2007	of Sales	2006	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$20,350	11.7	$22,249	10.6	$1,899
Selling and administrative expenses decreased primarily due to a decrease in performance based compensation along with certain selling and administrative expenses. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating (Loss) Earnings

		Percent		Percent
	2007	of Sales*	2006	of Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$1,143	0.9	$3,786	2.4	$2,643
Recreational Vehicles	(4,109)	(9.6)	(1,050)	(2.0)	3,059
General Corporate Expenses	(1,242)	(0.7)	(1,620)	(0.8)	378

Total Operating (Loss) Earnings	$(4,208)	(2.4)	$1,116	(0.5)	$5,324

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2007 Compared to the
Six-Month Period Ended November 30, 2006 (Unaudited) — (Continued)
Operating (Loss) Earnings — (Continued)
Operating earnings for manufactured housing decreased primarily due to the impact of decreased sales on the components of earnings as noted above.
The operating loss for recreational vehicles increased primarily by the impact of decreased sales on the components of earnings as noted above.
Decreases in general corporate expenses occurred primarily in costs associated with performance based compensation.
Interest Income

	2007	2006	Decrease
	(Dollars in thousands)
Interest Income	$2,541	$2,936	$395
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Liquidity and Capital Resources

	November 30,	May 31,
	2007	2007	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$124,054	$124,240	$186
Current assets, exclusive of cash and U.S. Treasury Bills	$36,756	$44,702	$7,946
Current liabilities	$23,113	$27,114	$4,001
Working capital	$137,697	$141,828	$4,131

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $8,765,000. This decrease is attributed to lower sales in November 2007 as compared to May 2007.
Current liabilities decreased due to a decline in accrued salaries and wages of $2,024,000, and accounts payable of $2,765,000. Accrued salaries and wages decreased due to the timing of payroll payments at November 30, 2007 as compared to May 31, 2007. In addition, the Corporation’s employee headcount was lower at November 30, 2007 as compared to May 31, 2007. Accounts payable, trade declined due to decreased sales activity.
Capital expenditures totaled $1,260,000 for the six months ended November 30, 2007 as compared to $2,664,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.
Other Matters
The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The overall effective tax (benefit) rate declined due to certain state taxing authorities in jurisdictions in which the Corporation operates assessing a minimum tax.
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first six months of fiscal 2008.

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

The Corporation invests in United States Government Securities. These securities are intended to be held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 4.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2007, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of November 30, 2007.

Item 4.	Controls and Procedures — (Continued).

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2007 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION
DATE: January 4, 2008	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 4, 2008	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller