Form 10-Q
period 2008-02-29
SKYLINE CORP
filed 2008-04-04
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
(574) 294-6521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 4, 2008
Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	February 29,	May 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:

Cash	$8,234	$8,376
U.S. Treasury Bills, at cost plus accrued interest	107,993	115,864
Accounts receivable, trade, less allowance for doubtful accounts of $100	16,929	22,760
Inventories	10,642	10,561
Other current assets	13,970	11,381

Total Current Assets	157,768	168,942

Property, Plant and Equipment, at Cost:

Land	5,300	5,557
Buildings and improvements	63,397	66,629
Machinery and equipment	30,127	30,712

	98,824	102,898

Less accumulated depreciation	65,948	67,092

Net Property, Plant and Equipment	32,876	35,806

Other Assets	10,491	10,192

Total Assets	$201,135	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	February 29,	May 31,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable, trade	$2,949	$5,162
Accrued salaries and wages	4,244	6,064
Accrued profit sharing	1,524	1,684
Accrued marketing programs	4,341	3,823
Accrued warranty and related expenses	7,152	7,300
Other accrued liabilities	3,658	3,081

Total Current Liabilities	23,868	27,114

Other Deferred Liabilities	9,730	10,011

Commitments and Contingencies-See Note 1

Shareholders’ Equity:

Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	228,041	238,319
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	167,537	177,815

Total Liabilities and Shareholders’ Equity	$201,135	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Earnings and Retained Earnings
for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
EARNINGS
Sales	$57,314	$66,345	$230,906	$276,937
Cost of sales	57,020	62,004	214,470	249,231

Gross profit	294	4,341	16,436	27,706
Selling and administrative expense	9,123	9,315	29,473	31,564

Operating loss	(8,829)	(4,974)	(13,037)	(3,858)
Interest income	1,013	1,455	3,554	4,391
Gain on sale of idle property, plant and equipment	670	—	670	—

(Loss) earnings before income taxes	(7,146)	(3,519)	(8,813)	533

(Benefit) provision for income taxes:
Federal	(2,375)	(1,075)	(2,964)	303
State	(201)	(269)	(102)	(116)

	(2,576)	(1,344)	(3,066)	187

Net (loss) earnings	$(4,570)	$(2,175)	$(5,747)	$346

Basic (loss) earnings per share	$(.54)	$(.26)	$(.68)	$.04

Cash dividends per share	$.18	$.18	$.54	$2.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$234,122	$240,975	$238,319	$258,258
Net (loss) earnings	(4,570)	(2,175)	(5,747)	346
Cash dividends paid	(1,511)	(1,510)	(4,531)	(21,314)

Balance at end of period	$228,041	$237,290	$228,041	$237,290

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
for the nine-month periods ended February 29, 2008 and February 28, 2007
(Dollars in thousands)
(Unaudited)

	February 29,	February 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) earnings	$(5,747)	$346
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	2,354	2,317
Gain on sale of idle property, plant and equipment	(670)	—
Working capital items:
Accrued interest receivable	240	304
Accounts receivable	5,831	10,341
Inventories	(81)	(768)
Other current assets	(2,589)	(2,875)
Accounts payable, trade	(2,213)	(4,867)
Accrued liabilities	(1,033)	(4,751)
Income taxes payable	—	(1,416)
Other, net	(485)	(177)

Net cash used in operating activities	(4,393)	(1,546)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from principal payments of U.S. Treasury Bills	286,659	196,295
Purchase of U.S. Treasury Bills	(279,028)	(262,567)
Proceeds from maturity of U.S. Treasury Notes	—	90,000
Proceeds from sale of idle property, plant and equipment	2,676	—
Purchase of property, plant and equipment	(1,601)	(3,965)
Other, net	76	(93)

Net cash provided from investing activities	8,782	19,670

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(4,531)	(21,314)

Net cash used in financing activities	(4,531)	(21,314)

Net decrease in cash	(142)	(3,190)

Cash at beginning of year	8,376	10,059

Cash at end of quarter	$8,234	$6,869

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 2008, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 29, 2008 and February 28, 2007. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Total inventories consist of the following:

	February 29,	May 31,
	2008	2007
	(Dollars in thousands)
Raw Materials	$5,118	$5,098

Work In Process	4,895	5,463

Finished Goods	629	—

	$10,642	$10,561

At February 29, 2008, Finished Goods inventory consists of manufactured homes built for display purposes, in addition to manufactured homes and recreational vehicles that are awaiting shipment at the end of the fiscal quarter.
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
A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 29,	February 28,
	2008	2007
	(Dollars in thousands)
Balance at the beginning of the period	$10,600	$12,111

Accruals for warranties	6,040	8,746

Settlements made during the period	(6,188)	(8,524)

Balance at the end of the period	10,452	12,333

Non-current balance included in other deferred liabilities	3,300	4,000

Accrued warranty and related expenses	$7,152	$8,333

The Corporation was contingently liable at February 29, 2008 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of all the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $74 million at February 29, 2008 and $89 million at May 31, 2007.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The Corporation believes that any likely loss under the agreements in effect at February 29, 2008 will not be material to the Corporation’s financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(Dollars in thousands)
Number of units repurchased	19	20	62	78

Obligations from units repurchased	$544	$303	$1,280	$1,244

Net losses on repurchased units	$6	$—	$6	$—
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
The amount of unrecognized tax benefits at June 1, 2007 totaled approximately $100,000. This amount would increase operating income thus impacting the Corporation’s effective tax rate, if ultimately recognized in income.
For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2004. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.
The Corporation does not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months. Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at February 29, 2008 were insignificant.
The Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). In the first nine months of fiscal year 2008, manufactured housing represented approximately 73 percent of total sales, while recreational vehicles accounted for approximately 27 percent. In the comparable period of fiscal year 2007, manufactured housing represented approximately 75 percent of total sales, while recreational vehicles accounted for approximately 25 percent.
Total operating loss represents loss before interest income, gain on sale of idle property, plant and equipment and (benefit) provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(Dollars in thousands)
SALES
Manufactured housing	$38,644	$51,247	$169,355	$208,348
Recreational vehicles	18,670	15,098	61,551	68,589

Total sales	$57,314	$66,345	$230,906	$276,937

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(5,674)	$(2,163)	$(4,531)	$1,623
Recreational vehicles	(2,768)	(2,368)	(6,877)	(3,418)
General corporate expense	(387)	(443)	(1,629)	(2,063)

Total operating loss	(8,829)	(4,974)	(13,037)	(3,858)
Interest income	1,013	1,455	3,554	4,391
Gain on sale of idle property, plant and equipment	670	—	670	—

(Loss) earnings before income taxes	$(7,146)	$(3,519)	$(8,813)	$533

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has twenty manufactured facilities in eleven states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, resulted in 2007 industry sales of approximately 96,000 units, the lowest since 1961. Manufactured housing sales are also negatively impacted by a recession in the site-built housing industry. Throughout 2007, the site-built industry experienced declines in existing home sales, housing starts and home prices, and was negatively impacted by dislocations in the subprime mortgage market. In addition, the number of homes in foreclosure increased. Manufactured housing sales are negatively impacted by events in the site-built market in different ways. A potential buyer of a manufactured home may be prevented from purchasing due to an inability to sell his or her existing home. Likewise, a potential buyer of a manufactured home may be attracted to declining prices of both new and existing site-built homes.
In the first nine months of fiscal year 2008, the Corporation’s manufactured housing sales declined consistent with the experience of the industry as a whole. Within this segment’s sales, demand remains stronger for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. These homes have an appearance similar to site-built homes and are notably less expensive. The Corporation has ten manufactured housing facilities that have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence and gasoline prices. Industry sales of travel trailers and fifth wheels declined from approximately 283,000 units in 2006 to approximately 261,000 units in 2007. During this same period, the price of gasoline rose and consumer confidence fell. For the first nine months of fiscal year 2008, the recreational vehicle segment also experienced declining sales.
In light of declining market conditions, a manufactured housing facility in Ocala, Florida was consolidated into two existing manufactured housing facilities located in the same city. The consolidation occurred in the third quarter of fiscal 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
In addition, the Corporation is working to reduce expenses, communicating with dealers and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no long-term debt and experienced employees, the Corporation is prepared to meet the challenges ahead.
Results of Operations — Three-Month Period Ended February 29, 2008 Compared to the Three-Month Period Ended February 28, 2007 (Unaudited)
Sales and Unit Shipments

	February 29,		February 28,		Increase
	2008	Percent	2007	Percent	(Decrease)
	(Dollars in thousands)
Sales

Manufactured Housing	$38,644	67.4	$51,247	77.2	$(12,603)

Recreational Vehicles	18,670	32.6	15,098	22.8	3,572

Total Sales	$57,314	100.0	$66,345	100.0	$(9,031)

Unit Shipments

Manufactured Housing	824	39.8	1,047	50.2	(223)

Recreational Vehicles	1,246	60.2	1,037	49.8	209

Total Unit Shipments	2,070	100.0	2,084	100.0	(14)

Manufactured housing sales decreased due to continued softening of demand, which is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales increased due to greater demand for park model, travel trailer and fifth wheel models. Included in this increase are models with fiberglass bonded wall construction, and metal-sided models that are both competitively priced and designed to meet consumer tastes.
Cost of Sales

	February 29,	Percent	February 28,	Percent	Increase
	2008	of Sales*	2007	of Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$38,571	99.8	$46,879	91.5	$(8,308)

Recreational Vehicles	18,449	98.8	15,125	100.2	3,324

Consolidated	$57,020	99.5	$62,004	93.5	$(4,984)

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 29, 2008 Compared to the Three-Month Period Ended February 28, 2007 (Unaudited) — (Continued)
Cost of Sales — (Continued)
Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs remaining relatively constant despite lower sales.
Recreational vehicle cost of sales increased due to greater sales volume and the variable nature of many direct manufacturing costs. As a percentage of sales, cost of sales decreased due to certain manufacturing overhead costs remaining relatively constant despite increasing sales. In addition, this segment experienced a decrease in warranty expenses.
Selling and Administrative Expenses

	February 29,	Percent	February 28,	Percent
	2008	of Sales	2007	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$9,123	15.9	$9,315	14.0	$192
Selling and administrative expenses decreased due to a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating Loss

	February 29,	Percent	February 28,	Percent	Increase
	2008	of Sales*	2007	of Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$(5,674)	(14.7)	$(2,163)	(4.2)	$3,511

Recreational Vehicles	(2,768)	(14.8)	(2,368)	(15.7)	$400

General Corporate Expenses	(387)	(0.7)	(443)	(0.7)	$(56)

Total Operating Loss	$(8,829)	(15.4)	$(4,974)	(7.5)	$3,855

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating loss are based on total sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 29, 2008 Compared to the Three-Month Period Ended February 28, 2007 (Unaudited) — (Continued)
Operating Loss — (Continued)
The operating loss for manufactured housing increased primarily due to the impact of decreased sales on the components of operating loss as noted above.
The operating loss for recreational vehicles was negatively impacted by this segment receiving a larger proportion of certain operating expenses allocated to industry segments based on a percentage of sales. Recreational vehicle sales were approximately 33 percent in the third quarter of fiscal 2008 as compared to 23 percent in the third quarter of fiscal 2007. As a percentage of sales, the operating loss decreased primarily due to the impact of increased sales on the components of operating loss as noted above.
The decrease in general corporate expenses occurred primarily in costs associated with various administrative expenses.
Interest Income

	February 29,	February 28,
	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$1,013	$1,455	$442
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Gain on Sale of Idle Property, Plant and Equipment
In the third quarter of fiscal year 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.
Benefit for Income Taxes

	February 29,	February 28,	Increase
	2008	2007	(Decrease)
	(Dollars in thousands)

Federal	$(2,375)	$(1,075)	$1,300

State	(201)	(269)	(68)

Total	$(2,576)	$(1,344)	$1,232

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal income taxes increased due to the increase in loss before income taxes. The benefit for state income taxes decreased because certain jurisdictions in which the Corporation operates assessed taxes based on criteria other than income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 29, 2008 Compared to the Nine-Month Period Ended February 28, 2007 (Unaudited)
Sales and Unit Shipments

	February 29,		February 28,
	2008	Percent	2007	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured Housing	$169,355	73.3	$208,348	75.2	$38,993

Recreational Vehicles	61,551	26.7	68,589	24.8	7,038

Total Sales	$230,906	100.0	$276,937	100.0	$46,031

Unit Shipments

Manufactured Housing	3,604	46.8	4,319	48.9	715

Recreational Vehicles	4,101	53.2	4,518	51.1	417

Total Unit Shipments	7,705	100.0	8,837	100.0	1,132

Manufactured housing sales decreased due to an overall softening of demand, which is consistent with the experience of the manufactured housing industry as a whole.
Recreational vehicle sales for the first two fiscal quarters decreased due to an overall softening of demand. Sales, however, did increase in the third fiscal quarter.
Sales were negatively impacted in the first six months of fiscal 2008 by an increase in consumer demand for fiberglass bonded wall construction. The Corporation addressed this shift in demand by opening a previously idled facility which is dedicated to producing travel trailers with fiberglass bonded wall construction. This facility commenced operations in the third quarter of fiscal year 2007.
Sales were also negatively impacted by metal-sided models being priced higher relative to products of other recreational vehicle manufacturers. The Corporation has worked throughout fiscal 2008 to have its recreational vehicle products priced comparably to its competitors in this segment.
Cost of Sales

	February 29,	Percent	February 28,	Percent
	2008	of Sales *	2007	of Sales *	Decrease
	(Dollars in thousands)

Manufactured Housing	$154,272	91.1	$185,301	88.9	$31,029

Recreational Vehicles	60,198	97.8	63,930	93.2	3,732

Consolidated	$214,470	92.9	$249,231	90.0	$34,761

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 29, 2008 Compared to the Nine-Month Period Ended February 28, 2007 (Unaudited) — (Continued)
Cost of Sales — (Continued)
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
Selling and Administrative Expenses

	February 29,	Percent	February 28,	Percent
	2008	of Sales	2007	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$29,473	12.8	$31,564	11.4	$2,091
Selling and administrative expenses decreased due to a decrease in performance based compensation along with a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed despite lower sales.
Operating (Loss) Earnings

	February 29,	Percent	February 28,	Percent	Increase
	2008	of Sales*	2007	of Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$(4,531)	(2.7)	$1,623	0.8	$6,154

Recreational Vehicles	(6,877)	(11.2)	(3,418)	(5.0)	$3,459

General Corporate Expenses	(1,629)	(0.7)	(2,063)	(0.7)	$(434)

Total Operating (Loss) Earnings	$(13,037)	(5.6)	$(3,858)	(1.4)	$9,179

*The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 29, 2008 Compared to the Nine-Month Period ended February 28, 2007 (Unaudited) — (Continued)
Operating (Loss) Earnings — (Continued)
Operating earnings for manufactured housing decreased primarily due to the impact of decreased sales on the components of earnings as noted above.
The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above.
The decrease in general corporate expenses occurred primarily due to a change in valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. This liability is referenced in Note 4 of the Corporation’s Form 10-K for the fiscal year ending May 31, 2007.
Interest Income

	February 29,	February 28,
	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$3,554	$4,391	$837
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.
Gain on Sale of Idle Property, Plant and Equipment
In the third quarter of fiscal year 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.
(Benefit) Provision for Income Taxes

			Increase
			(Decrease)
			Income
	February 29,	February 28,	Tax
	2008	2007	Benefit
	(Dollars in thousands)

Federal	$(2,964)	$303	$3,267

State	(102)	(116)	(14)

Total	$(3,066)	$187	$3,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 29, 2008 Compared to the Nine-Month Period ended February 28, 2007 (Unaudited) — (Continued)
(Benefit) Provision for Income Taxes — (Continued)
The (benefit) provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The provision for federal income taxes decreased due to the decrease in earnings before income taxes. The benefit for state income decreased slightly because certain jurisdictions in which the Corporation operates assessed taxes based on criteria other than income.
Liquidity and Capital Resources

	February 29,	May 31,
	2008	2007	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$116,227	$124,240	$8,013

Current Assets, Exclusive of Cash and U.S. Treasury Bills	$41,541	$44,702	$3,161

Current Liabilities	$23,868	$27,114	$3,246

Working Capital	$133,900	$141,828	$7,928
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $5,747,000 partially offset by a slight decline in other working capital items, and payment of approximately $4,531,000 in dividends. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $5,831,000. This decrease is attributed to lower sales in February 2008 as compared to May 2007.
Current liabilities decreased due to a decline in accrued salaries and wages of $1,820,000, and accounts payable of $2,213,000. Accrued salaries and wages decreased due to the timing of payroll payments at February 29, 2008 as compared to May 31, 2007. In addition, the Corporation’s employee headcount was lower at February 29, 2008 as compared to May 31, 2007. Accounts payable, trade declined due to decreased sales activity.
Capital expenditures totaled $1,601,000 for the nine months ended February 29, 2008 as compared to $3,965,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 29, 2008 Compared to the Nine-Month Period ended February 28, 2007 (Unaudited) — (Continued)
Other Matters
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during the first nine months of fiscal 2008.
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

Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 29, 2008, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of February 29, 2008.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 29, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION

DATE:	April 4, 2008	/s/ Jon S. Pilarski

Jon S. Pilarski
Chief Financial Officer

DATE:	April 4, 2008	/s/ Martin R. Fransted

Martin R. Fransted
Corporate Controller

EXHIBIT INDEX
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002