Form 10-K
period 2008-05-31
SKYLINE CORP
filed 2008-08-01
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,823,062 shares) based on the closing price on the New York Stock Exchange on November 30, 2007 was $231,301,802.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 23, 2008

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Proxy Statement dated August 14, 2008 for Annual Meeting of Shareholders to be held September 18, 2008	Part III, Items 10 — 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2008 Annual Meeting of Shareholders to be held on September 18, 2008 (“2008 Proxy Statement”).

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

The Corporation, which is one of the largest producers of manufactured homes in the United States, sold 4,608 manufactured homes in fiscal year 2008.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 18’, doublewide widths from 18’ to 32’, triplewide widths from 30’ to 46’, and quadruple widths from 56’ to 60’. The area of a singlewide ranges from approximately 400 to 1,200 square feet, a doublewide from approximately 700 to 2,400 square feet, a triplewide from approximately 1,600 to 2,900 square feet, and a quadruple at approximately 1,600 square feet.

The Corporation also sold 5,797 recreational vehicles in fiscal 2008, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Sales, operating results and total assets for the manufactured housing and recreational vehicle segments are included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Products and Markets

The Corporation designs, produces and distributes manufactured housing and towable recreational vehicles. Popular floor plans, virtual product tours and virtual factory tours are available at the Corporation’s internet website, http://www.skylinecorp.com.

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

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 290 independent dealers at 600 locations throughout the United States, and recreational vehicles are distributed by approximately 190 independent dealers at 270 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

Item 1.	Business — (Continued).

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

Inventory

The Corporation does not maintain significant inventories of either raw materials or finished goods. In addition, there are no inventories sold on consignment.

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

Government Contracts

The Corporation has had no government contracts during the past three years.

Competitive Conditions

The manufactured housing and recreational vehicle industries are highly competitive, with particular emphasis on price and features offered. The Corporation’s competitors within its respective industries are numerous, ranging

Item 1.	Business — (Continued).

from multi-billion dollar corporations to relatively small and specialized manufacturers. In addition, the manufactured housing segment also competes with companies that provide other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses.

The manufactured housing industry shipped approximately 96,000 homes in calendar year 2007. In the same period, the Corporation shipped 5,140 homes for a 5.4 percent market share. In calendar year 2006, approximately 118,000 homes were shipped by the industry. In that period, the Corporation shipped 6,938 homes for a 5.9 percent market share.

Regarding the recreational vehicle industry, the following tables show the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2007			Calendar Year 2006
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailer	178,000	5,193	2.9%	192,000	7,303	3.8%
Fifth Wheels	81,000	222	0.3%	89,000	595	0.7%
Park Models	9,000	112	1.2%	10,000	190	1.9%

	Units Shipped			Units Shipped
	Fiscal Year 2008			Fiscal Year 2007
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailer	172,000	5,299	3.1%	177,000	5,654	3.2%
Fifth Wheels	78,000	357	0.5%	84,000	376	0.4%

The competitive position for Park Models is not listed because industry data based on the Corporation’s fiscal 2008 is not available.

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

Environmental Quality

The Corporation believes that compliance with federal, state and local requirements with respect to environmental quality will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.

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

Item 1.	Business — (Continued).

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

The transportation and placement (in the case of manufactured homes) of the Corporation’s products are subject to state highway use regulations and local ordinances which control the size of units that may be transported, the roads to be used, speed limits, hours of travel, and allowable locations for manufactured homes and communities.

The Corporation is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.

The Corporation believes that it is currently in compliance with the above regulations.

Number of Employees

The Corporation employs approximately 2,000 people at the present time.

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

Cost and Availability of Raw Materials

Prices and availability of raw materials used to manufacture the Corporation’s products can change significantly due to fluctuations in supply and demand. In addition, the cost of raw materials is also influenced by increased transportation costs. The Corporation has historically been able to have an adequate supply of raw materials by maintaining good relations with its vendors. Increased prices have historically been passed on to dealers by raising the price of manufactured homes and recreational vehicles. There is no certainty that the Corporation will be able to pass on future price increases and maintain an adequate supply of raw materials. The

Item 1A.	Risk Factors — (Continued).

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

The recreational vehicle industry is currently experiencing declining sales primarily as the result of increasing fuel prices and decreasing consumer confidence. The manufactured housing industry is experiencing a protracted period of weakening sales influenced primarily by restrictive retail financing and a recession in the site-built housing market. Ongoing weakness in both industries could have an adverse effect in demand for the Corporation’s products.

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

Increased Fuel Prices

The Corporation’s recreational vehicle products depend on the use of vehicles that operate on gasoline or diesel fuel. In the Corporation’s history there have been periods where the price of gasoline and diesel fuel dramatically increased. These increases resulted in greater cost associated with recreational vehicle travel. This trend is presently occurring, and could result in decreased sales, operating results and cash flows.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation’s 18 manufacturing facilities, all of which are owned, are as follows:

Location	Products

California, San Jacinto	Manufactured Housing
California, Hemet	Recreational Vehicles
California, Hemet	Recreational Vehicles
California, Woodland	Manufactured Housing
Florida, Ocala	Manufactured Housing
Florida, Ocala	Manufactured Housing
Indiana, Bristol	Manufactured Housing
Indiana, Elkhart	Recreational Vehicles
Indiana, Elkhart	Recreational Vehicles
Kansas, Arkansas City	Manufactured Housing
Kansas, Halstead	Manufactured Housing
Ohio, Sugarcreek	Manufactured Housing
Oregon, McMinnville	Manufactured Housing
Pennsylvania, Ephrata	Manufactured Housing
Pennsylvania, Leola	Manufactured Housing
Texas, Mansfield	Recreational Vehicles
Vermont, Fair Haven	Manufactured Housing
Wisconsin, Lancaster	Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. In the third quarter of fiscal 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000. In light of the declining market, a manufactured housing facility in Ocala, Florida was consolidated into two existing manufactured housing facilities located in the same city. The consolidation also occurred in the third quarter of fiscal 2008.

In the fourth quarter of fiscal 2008, the Corporation announced the closure of a manufactured housing facility in Bossier City, Louisiana, and a recreational vehicle facility in McMinnville, Oregon. The closures were in response to the declining market. Operations ceased for both facilities in June 2008. Bossier City’s market is now being serviced by the Corporation’s Kansas facilities. Likewise, McMinnville’s market is now being serviced by the Corporation’s California recreational vehicle facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2008 and 2007. On June 15, 2006, the Corporation declared a special cash dividend of two dollars ($2.00) per share on the outstanding shares of the Corporation’s common stock payable August 1, 2006, to shareholders of record at the close of business July 14, 2006. This special one time dividend was declared at the discretion of the Board of Directors, and is separate from and has no relationship to the regular quarterly dividends. At May 31, 2008, there were approximately 910 holders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2008 and 2007.

	Common Stock				Dividends
	Price Range				Declared Per
	2008		2007		Share
	High	Low	High	Low	2008	2007

First Quarter	$40.58	$26.93	$43.53	$36.20	$.18	$2.18
Second Quarter	$36.82	$27.51	$42.40	$36.50	$.18	$.18
Third Quarter	$35.81	$25.11	$42.12	$34.20	$.18	$.18
Fourth Quarter	$34.60	$25.50	$35.15	$30.38	$.18	$.18

The name, address and phone number of our stock transfer agent and registrar is:

Computershare Investor Services
Shareholder Services Division
Two North LaSalle Street
Chicago, Illinois 60602
312-588-4237

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — (Continued).

Performance

The graph below compares the cumulative, five-year shareholder returns on Skyline Common Stock to the cumulative, five-year shareholder returns on (a) the S&P 500 Stock Index, and (b) an index of peer companies selected by Skyline. The Peer Group is composed of four publicly-held companies which were selected based on similarities in their products and their competitive position in the industry. The companies comprising the Peer Group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc., Champion Enterprises, Inc., Coachmen Industries, Inc. and Fleetwood Enterprises, Inc. The comparison assumes $100 was invested on May 31, 2003 in Skyline common stock and in each of the foregoing indices, including reinvestment of dividends (although Skyline has no dividend reinvestment plan).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Skyline Corporation, The S&P 500 Index
And A Peer Group

*	$100 invested on 5/31/03 in stock or index-including reinvestment of dividends.

Fiscal year ending May 31.

	5/03	5/04	5/05	5/06	5/07	5/08
Skyline Corporation	100.00	142.82	145.53	140.11	134.55	111.07
S&P 500	100.00	118.33	128.07	139.14	170.85	159.41
Peer Group	100.00	199.53	171.39	192.30	183.70	106.24

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data.

Dollars in thousands except per share data

	2008	2007	2006	2005	2004

FOR THE YEAR
Sales	$301,765	$365,473	$508,543	$454,324	$433,900
Net (loss) earnings	$(5,556)	$2,593	$14,292	$5,452	$6,141
Cash dividends declared	$6,041	$22,824	$6,041	$14,433	$6,042
Capital expenditures	$2,092	$4,968	$2,485	$2,356	$1,928
Depreciation	$3,181	$3,148	$3,154	$3,389	$3,450
Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$132,594	$141,828	$164,225	$154,663	$163,438
Current ratio	7.1:1	6.2:1	5.1:1	5.1:1	6.1:1
Property, plant and equipment, net	$32,535	$35,806	$34,069	$35,838	$36,930
Total assets	$196,999	$214,940	$248,403	$237,437	$241,168
Total liabilities	$30,781	$37,125	$50,649	$47,934	$42,684
Shareholders’ equity	$166,218	$177,815	$197,754	$189,503	$198,484
PER SHARE
Basic (loss) earnings	$(.66)	$.31	$1.70	$.65	$.73
Cash dividends declared	$.72	$2.72	$.72	$1.72	$.72
Shareholders’ equity	$19.81	$21.19	$23.57	$22.58	$23.65

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has eighteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive retail financing and economic uncertainty, resulted in calendar 2007 industry sales of approximately 96,000 units, the lowest since 1961. Manufactured housing sales are also negatively impacted by a recession in the site-built housing industry. For example, a potential buyer of a manufactured home may be prevented from purchasing due to an inability to sell his or her existing home. Likewise, a potential buyer of a manufactured home may be attracted to declining prices of both new and existing site-built homes. Throughout 2007, the site-built industry experienced declines in existing home sales, housing starts and home prices, and was negatively impacted by dislocations in the subprime mortgage market. In addition, the number of homes in foreclosure increased.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Overview — (Continued)

In fiscal 2008, the Corporation’s manufactured housing sales declined consistent with the experience of the industry as a whole. Within this segment’s sales, demand remains stronger for multi-section versus single-section homes. Multi-section homes are often sold as part of a land-home package and are financed with a conventional mortgage. These homes have an appearance similar to site-built homes and are usually less expensive. The Corporation has eleven manufactured housing facilities that have obtained approval from applicable state and local governmental entities to produce modular homes, which will help meet the demand for multi-section homes.

In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence and gasoline prices. Industry sales of travel trailers, fifth wheels and park models declined from approximately 291,000 units in calendar 2006 to approximately 268,000 units in calendar 2007. During this same period, the price of gasoline rose and consumer confidence fell. For the Corporation’s first two quarters of fiscal 2008, the recreational vehicle segment also experienced declining sales. In the last two quarters, however, sales increased as well as market share for travel trailers and fifth wheels.

In light of the declining market, a manufactured housing facility in Ocala, Florida was consolidated into two existing manufactured housing facilities located in the same city. The consolidation occurred in the third quarter of fiscal 2008.

The Corporation announced in the fourth quarter the closure of a recreational vehicle facility in McMinnville, Oregon, and a manufacturing housing facility in Bossier City, Louisiana. Both facilities ceased operations in June 2008. Bossier City’s market is now being serviced by the Corporation’s Kansas facilities. Likewise, McMinnville’s market is now being serviced by the Corporation’s California recreational vehicle facilities.

In the recreational vehicle segment, an existing facility in Hemet, California was renovated to solely produce recreational vehicles with fiberglass bonded wall construction. The exclusive production of this product occurred in the fourth quarter of fiscal 2008.

The Corporation is working to reduce expenses, communicating with dealers and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no debt and experienced employees, the Corporation is prepared to meet the challenges ahead.

Results of Operations — Fiscal 2008 Compared to Fiscal 2007

Sales and Unit Shipments

	2008	Percent	2007	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$214,794	71.2	$272,383	74.5	$57,589
Recreational Vehicles	86,971	28.8	93,090	25.5	6,119

Total Sales	$301,765	100.0	$365,473	100.0	$63,708

Unit Shipments
Manufactured Housing	4,608	44.3	5,669	48.0	1,061
Recreational Vehicles	5,797	55.7	6,152	52.0	355

Total Unit Shipments	10,405	100.0	11,821	100.0	1,416

Manufactured housing sales decreased due to continued weakness in demand, which is consistent with the experience of the manufactured housing industry as a whole.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — (Continued)

Recreational vehicle sales were negatively impacted in the first half of fiscal 2008 by an increase in demand for product with fiberglass bonded wall construction, and by metal-sided models being priced higher relative to products of other recreational vehicle manufacturers. As a result, sales for this period were $42,881,000 as compared to $53,491,000 for the first half of fiscal 2007.

The Corporation worked throughout fiscal 2008 to address these issues. An existing recreational vehicle facility in Hemet, California was renovated to exclusively produce models with fiberglass bonded wall construction. Production of these units occurred in the fourth quarter of fiscal 2008. This facility is in addition to the Elkhart, Indiana facility that opened in the third quarter of fiscal 2007 to solely produce fiberglass bonded models. Regarding metal-sided product, changes were made to make it more competitively priced, and to better meet consumer tastes. These combined actions resulted in sales of $44,090,000 in the last half of fiscal 2008 as compared to $39,599,000 in the last half of fiscal 2007. In addition, the market share for travel trailers and fifth wheels increased from 2 percent in the last half of fiscal 2007 to 2.3 percent in last half of fiscal 2008.

Cost of Sales

		Percent of		Percent of
	2008	Sales*	2007	Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$194,822	90.7	$240,689	88.4	$45,867
Recreational Vehicles	84,134	96.7	86,825	93.3	2,691

Consolidated	$278,956	92.4	$327,514	89.6	$48,558

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs remaining relatively constant despite lower sales. In addition, this segment incurred a one-time cost of approximately $400,000 associated with the consolidation of the Ocala, Florida facility and the closure of the Bossier City, Louisiana facility.

Recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of direct manufacturing costs. As a percentage of sales, cost of sales increased due to the introduction of various option packages. These packages, designed to meet competition in the marketplace, are aggressively priced relative to option packages sold in the previous year. Certain manufacturing overhead costs also remained relatively constant despite lower sales. This segment includes a one-time cost of approximately $400,000 associated with the closure of the McMinnville, Oregon facility. In addition, non-recurring costs of approximately $170,000 were incurred in the conversion of the Hemet, California facility. In fiscal year 2007, the Corporation incurred approximately $300,000 in one-time costs associated with the opening of the Elkhart, Indiana facility dedicated to producing fiberglass bonded product.

Selling and Administrative Expenses

		Percent of		Percent of
	2008	Sales	2007	Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$36,770	12.2	$40,372	11.0	$3,602

Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, a continuing effort to control costs and a change in the valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. Additional information regarding the change in valuation is included in

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — (Continued)

Note 4 in Notes to Consolidated Financial Statements included in this document under Item 8. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed.

Operating (Loss) Earnings

		Percent of		Percent of	Increase
	2008	Sales*	2007	Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$(4,200)	(2.0)	$4,276	1.6	$8,476
Recreational Vehicles	(7,750)	(8.9)	(4,154)	(4.5)	3,596
General Corporate Expense	(2,011)	(0.7)	(2,535)	(0.7)	(524)

Total Operating Loss	$(13,961)	(4.6)	$(2,413)	(0.7)	$11,548

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) are based on total sales.

The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of earnings as noted above. This segment was also negatively affected by the cost of consolidating and closing two facilities, and single-section unit sales increasing from 23 percent in fiscal 2007 to 26 percent in fiscal 2008. Single-section homes have lower margins as compared to multi-section homes.

The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above. In addition, the operating loss was negatively impacted by this segment receiving a larger proportion of certain operating expenses allocated to industry segments based on a percentage of sales. Recreational vehicle sales were approximately 29 percent in fiscal 2008 as compared to 25 percent in fiscal 2007. The cost of closing one facility and the renovation of another also had a negative effect on operating results. Although the operating loss increased from fiscal 2007 to 2008, the operating loss for the last half of the current year was $3,641,000, which included non-recurring costs of approximately $570,000, as compared to $4,109,000 in the first half.

The decrease in general corporate expenses occurred primarily due to a change in valuation of the Corporation’s liability for retirement and death benefits offered to certain employees as noted above.

Interest Income

	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$4,153	$5,812	$1,659

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2008, the weighted average amount available for investment was approximately $101 million with a weighted average yield of 4.1 percent. In fiscal 2007, the weighted average amount available for investment was approximately $120 million with a weighted average yield of 4.9 percent.

Gain on Sale of Idle Property, Plant and Equipment

In the third quarter of fiscal 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — (Continued)

(Benefit) Provision for Income Taxes

	May 31,	May 31,	Increase
	2008	2007	(Decrease)
	(Dollars in thousands)

Federal	$(3,204)	$1,135	$4,339
State	(378)	(329)	49

Total	$(3,582)	$806	$4,388

The (benefit) provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal income taxes increased due to the pretax loss that occurred in fiscal 2008. Additional information regarding incomes taxes is located in Note 1 in Notes to Consolidated Financial Statements included in this document under Item 8.

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

Cost of Sales

		Percent of		Percent of
	2007	Sales*	2006	Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$240,689	88.4	$324,728	86.3	$84,039
Recreational Vehicles	86,825	93.3	119,958	90.8	33,133

Consolidated	$327,514	89.6	$444,686	87.4	$117,172

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2007 Compared to Fiscal 2006 — (Continued)

Manufactured housing cost of sales decreased due to declining sales volumes and the variable nature of many of the direct manufacturing costs. As a percentage of sales, however, cost of sales increased due to warranty costs and workers’ compensation expenses declining at a slower rate than the reduction in sales. In addition, certain manufacturing overhead costs remained relatively constant despite lower sales.

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

Selling and administrative expenses decreased primarily due to a decrease in performance based compensation. As a percentage of sales, selling and administrative expenses increased due to certain costs being relatively fixed.

Operating (Loss) Earnings

		Percent of		Percent of	Increase
	2007	Sales*	2006	Sales*	(Decrease)
	(Dollars in thousands)

Manufactured Housing	$4,276	1.6	$20,589	5.5	$16,313
Recreational Vehicles	(4,154)	(4.5)	372	0.3	4,526
General Corporate Expense	(2,535)	(0.7)	(3,047)	(0.6)	(512)

Total Operating (Loss) Earnings	$(2,413)	(0.7)	$17,914	3.5	$20,327

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating earnings (loss) are based on total sales.

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

Decreases in general corporate expenses occurred in costs associated with performance based compensation and product liability.

Interest Income

	2007	2006	Increase
	(Dollars in thousands)

Interest Income	$5,812	$4,937	$875

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2007 Compared to Fiscal 2006 — (Continued)

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2007, the weighted average amount available for investment was approximately $120 million with a weighted average yield of 4.9 percent. In fiscal 2006, the weighted average amount available for investment was approximately $135 million with a weighted average yield of 3.7 percent.

Provision (Benefit) for Income Taxes

	2007	2006	Decrease
	(Dollars in thousands)

Federal	$1,135	$7,590	$6,455
State	(329)	1,433	1,762

Total	$806	$9,023	$8,217

The provision (benefit) for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The provision for federal and state income taxes decreased due to the decrease in earnings before income taxes. Additional information regarding incomes taxes is located in Note 1 in Notes to Consolidated Financial Statements included in this document under Item 8.

Liquidity and Capital Resources

	May 31,
	2008	2007	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$111,579	$124,240	$12,661
Current Assets, Exclusive of Cash and U.S. Treasury Bills	$42,628	$44,702	$2,074
Current Liabilities	$21,613	$27,114	$5,501
Working Capital	$132,594	$141,828	$9,234

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $5,556,000, and payment of approximately $6,041,000 in dividends. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $4,516,000. This decrease is attributed to lower sales in May 2008 as compared to May 2007. Other current assets increased $2,853,000 primarily due to an increase in the amount receivable for federal income taxes.

Current liabilities decreased primarily due to a decline in accrued salaries and wages of $1,743,000, accounts payable of $1,195,000 and accrued profit sharing of $1,684,000. Accrued salaries and wages decreased due to the timing of payroll payments at May 31, 2008 as compared to May 31, 2007. In addition, the Corporation’s employee headcount was lower at May 31, 2008 as compared to May 31, 2007. Accounts payable, trade declined due to decreased sales activity. Accrued profit sharing declined as a result of no contribution being made to the Corporation’s two profit sharing plans based on the financial results of fiscal 2008.

Capital expenditures totaled $2,092,000 for fiscal 2008 as compared to $4,968,000 for fiscal 2007. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In addition, total proceeds from the sale of idle property, plant and equipment totaled $2,676,000 for fiscal 2008.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2008:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$1,329	$643	$511	$139	$36

The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2008:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Repurchase Agreements	$70,000	$70,000	$—	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal year 2008, the Corporation experienced a $6,000 loss on the sale of repurchased units. No losses on the sales of repurchased units were incurred in fiscal 2007 or 2006.

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

Workers’ Compensation Insurance

The Corporation is partially insured for expenses associated with workers’ compensation. Costs are accrued based on management’s estimates of future medical claims developed by consulting actuaries at the carrier that insures the Corporation. Accruals are made up to a specified limit per individual injured and for an aggregate limit.

Health Insurance

The Corporation utilizes a combination of insurance companies and self-insurance in offering health insurance coverage to its employees. Costs of claims incurred but not paid are accrued based on past claims experience and relevant trend factors provided by the insurance companies.

Newly Issued Accounting Standards

The effect of newly issued accounting standards on the Corporation is addressed in Note 1 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Other Matters

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. The Corporation believes that inflation has not had a material effect on its operations during fiscal 2008, 2007 and 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2008 and 2007, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended May 31, 2008. We also have audited the Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

South Bend, Indiana
July 14, 2008

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)

ASSETS
Current Assets:
Cash	$10,557	$8,376
U.S. Treasury Bills, at cost plus accrued interest	101,022	115,864
Accounts receivable, trade, less allowance for doubtful accounts of $100	18,244	22,760
Inventories	10,150	10,561
Other current assets	14,234	11,381

Total Current Assets	154,207	168,942

Property, Plant and Equipment, at Cost:
Land	5,300	5,557
Buildings and improvements	63,410	66,629
Machinery and equipment	30,561	30,712

	99,271	102,898
Less accumulated depreciation	66,736	67,092

Net Property, Plant and Equipment	32,535	35,806

Other Assets	10,257	10,192

Total Assets	$196,999	$214,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,967	$5,162
Accrued salaries and wages	4,321	6,064
Accrued profit sharing	—	1,684
Accrued marketing programs	2,757	3,823
Accrued warranty and related expenses	6,137	7,300
Other accrued liabilities	4,431	3,081

Total Current Liabilities	21,613	27,114

Other Deferred Liabilities	9,168	10,011

Commitments and Contingencies — See Note 2
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	226,722	238,319
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	166,218	177,815

Total Liabilities and Shareholders’ Equity	$196,999	$214,940

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Earnings and Retained Earnings
For the Years Ended May 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except share
	and per share amounts)

EARNINGS
Sales	$301,765	$365,473	$508,543
Cost of sales	278,956	327,514	444,686

Gross profit	22,809	37,959	63,857
Selling and administrative expenses	36,770	40,372	45,943

Operating (loss) earnings	(13,961)	(2,413)	17,914
Interest income	4,153	5,812	4,937
Gain on sale of idle property, plant and equipment	670	—	464

(Loss) earnings before income taxes	(9,138)	3,399	23,315

(Benefit) provision for income taxes:
Federal	(3,204)	1,135	7,590
State	(378)	(329)	1,433

	(3,582)	806	9,023

Net (loss) earnings	$(5,556)	$2,593	$14,292

Basic (loss) earnings per share	$(.66)	$.31	$1.70

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$238,319	$258,258	$250,007
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (See Note 6)	—	292	—

Adjusted balance at beginning of year	238,319	258,550	250,007
Net (loss) earnings	(5,556)	2,593	14,292
Cash dividends paid ($.72 per share in 2008, $2.72 per share in 2007 and $.72 per share in 2006)	(6,041)	(22,824)	(6,041)

Balance at end of year	$226,722	$238,319	$258,258

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2008, 2007 and 2006
Increase (Decrease) in Cash

	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(5,556)	$2,593	$14,292
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation	3,181	3,148	3,154
Gain on sale of idle property, plant and equipment	(670)	—	(464)
Working capital items:
Accrued interest receivable	649	(211)	(1,399)
Accounts receivable	4,516	8,999	(5,293)
Inventories	411	747	(1,470)
Other current assets	(2,853)	(2,844)	(2,304)
Accounts payable, trade	(1,195)	(3,622)	(737)
Accrued liabilities	(4,306)	(9,414)	3,488
Other, net	(705)	(188)	(280)

Net cash (used in) provided by operating activities	(6,528)	(792)	8,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	$412,136	$275,874	$172,786
Purchase of U.S. Treasury Bills	(397,942)	(338,815)	(133,007)
Proceeds from maturity of U.S. Treasury Notes	—	90,000	45,000
Purchase of U.S. Treasury Notes	—	—	(88,973)
Proceeds from sale of idle property, plant and equipment	2,676	—	1,493
Purchase of property, plant and equipment	(2,092)	(4,968)	(2,485)
Other, net	(28)	(158)	(107)

Net cash provided by (used in) investing activities	14,750	21,933	(5,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,041)	(22,824)	(6,041)

Net cash used in financing activities	(6,041)	(22,824)	(6,041)

Net increase (decrease) in cash	2,181	(1,683)	(2,347)
Cash at beginning of year	8,376	10,059	12,406

Cash at end of year	$10,557	$8,376	$10,059

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, manufactures and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities throughout the United States. These dealers and communities often utilize floor plan financing arrangements with lending institutions.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries (the “Corporation”). All intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition — Substantially all of the Corporation’s products are made to order. Revenue is recognized upon completion of the following: an order for a unit is received from a dealer or community (customer); written or verbal approval for payment is received from a customer’s financing institution or payment is received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is removed from the Corporation’s premises for delivery to a customer.

Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue. Sales of parts are classified as revenue.

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were increased by income taxes received of $1,443,000 in fiscal 2008, and reduced by income taxes paid of $3,466,000 and $8,973,000 in fiscal 2007 and 2006, respectively.

Investments  — The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.

The cost and accrued interest of U.S. Treasury Bills, which approximates fair market value, totaled $101,022,000 and $115,864,000 at May 31, 2008 and 2007, respectively. The fair market value is determined by a secondary market for U.S. Treasury Securities. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Accounts receivable — Trade receivables are based on the amounts billed to customers. The Corporation does not accrue interest on any of its trade receivables.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Total inventories consist of the following:

	May 31,
	2008	2007
	(Dollars in thousands)

Raw Materials	$4,897	$5,098
Work In Process	5,051	5,463
Finished Goods	202	—

	$10,150	$10,561

At May 31, 2008, Finished Goods inventory consisted of a display home, in addition to manufactured homes and recreational vehicles awaiting shipment at the end of the fiscal year.

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

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at the beginning of the period	$10,600	$12,111	$11,700
Accruals for warranties	6,364	9,689	12,140
Settlements made during the period	(7,927)	(11,200)	(11,729)

Balance at the end of the period	9,037	10,600	12,111
Non-current balance included in other deferred liabilities	2,900	3,300	4,000

Accrued warranty and related expenses	$6,137	$7,300	$8,111

Other deferred liabilities — Other deferred liabilities consist of the following:

	May 31,
	2008	2007
	(Dollars in thousands)

Deferred compensation expense	$6,079	$6,522
Accrued warranty and related expenses	2,900	3,300
Other deferred expense	189	189

	$9,168	$10,011

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Income taxes — The federal and state income tax (benefit) provision is summarized as follows:

	Year Ended May 31,
	2008	2007	2006
	(Dollars in thousands)

Current
Federal	$(3,771)	$49	$8,113
State	113	(371)	1,547

	(3,658)	(322)	9,660

Deferred
Federal	568	1,086	(523)
State	(492)	42	(114)

	76	1,128	(637)

	$(3,582)	$806	$9,023

The difference between the Corporation’s statutory federal income tax rate (35 percent in 2008 and 2006, and 34 percent in 2007) and the effective income tax rate is due primarily to state income taxes as follows:

	Year Ended May 31,
	2008	2007	2006
	(Dollars in thousands)

Income taxes at statutory federal rate	$(3,198)	$1,156	$8,160
State income taxes, net of federal tax effect	(246)	(217)	931
New Energy Efficient Home Credit	(125)	(176)	—
Alternative Fuel Credit	(37)	—	—
Other, net	24	43	(68)

Income tax (benefit) provision	$(3,582)	$806	$9,023

Effective tax rate	39.2%	23.7%	38.7%

State income tax benefits are primarily the result of the exclusion, either in whole or in part, of interest income on U.S. Government Securities from taxable income in certain states. In addition, in fiscal 2007 the Corporation received favorable rulings on certain state tax positions which resulted in state refunds net of federal taxes of $144,000.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred tax assets are as follows:

	May 31,
	2008	2007
	(Dollars in thousands)

Current deferred tax assets
Accrued marketing programs	$466	$594
Accrued warranty expense	2,455	2,900
Accrued workers’ compensation	1,376	1,417
Accrued vacation	494	542
State net operating loss carryforward	1,092	—
Other	102	(25)

Gross current deferred tax assets	5,985	5,428

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,171	2,341
Accrued warranty expense	1,160	1,316
Other	712	519

Gross noncurrent deferred tax assets	4,043	4,176

Total gross deferred tax asset	10,028	9,604
Valuation allowance	(734)	(478)

Net deferred tax asset	$9,294	$9,126

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance relates to certain state tax assets that the Corporation considers more likely than not to not be realized due to a lack of projected taxable income in certain states. There have been no changes in the judgments regarding the realizability of deferred tax assets during the periods presented. In fiscal 2008, the valuation allowance increased approximately $256,000 due mainly to uncertainty of realizing net operating loss carryforwards.

In the first quarter of fiscal 2008, the Corporation adopted Financial Accounting Standards Board, (FASB), Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN No. 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Corporation adopted FIN No. 48 with no material impact on its consolidated financial statements.

The amount of unrecognized tax benefits at May 31, 2008 and June 1, 2007 each totaled approximately $100,000. This amount would increase operating income thus impacting the Corporation’s effective tax rate, if ultimately recognized in income.

For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2004. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.

The Corporation does not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months. Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at May 31, 2008 were insignificant.

Recently issued accounting pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). This statement establishes a framework for measuring fair value in generally accepted accounting

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007, and interim periods within those fiscal years.

On February 12, 2008, FASB issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities. The revised effective date is for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Corporation is evaluating the impact of these pronouncements on its results of operations or financial position.

NOTE 2	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2008, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.

Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $70 million at May 31, 2008 and $89 million at May 31, 2007.

The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

The Corporation believes that any potential loss under the agreements in effect at May 31, 2008 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2008	2007	2006
	(Dollars in thousands)

Number of units repurchased	104	78	3
Obligations from units repurchased	$1,865	$1,244	$109
Net loss on repurchased units	$6	$—	$—

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal year ended May 31, 2008 was approximately $1,000,000 fiscal year ended May 31, 2007 was approximately $1,100,000 while lease expense for the fiscal year ended May 31, 2006 was approximately $1,200,000. Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in
thousands)

2009	$643
2010	322
2011	189
2012	102
2013	37
Thereafter	36

$1,329

The Corporation utilizes a combination of insurance coverage and self-insurance for certain items, including workers’ compensation and group health benefits. Liabilities for workers’ compensation are recognized for

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

estimated future medical costs and indemnity costs. Liabilities for group health benefits are recognized for claims incurred but not paid. Insurance reserves are estimated based upon a combination of historical data and actuarial information. Actual results could differ from these estimates.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

NOTE 3	Purchase of Treasury Stock

The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2008, 2007 and 2006, the Corporation did not acquire any shares of its common stock. At May 31, 2008, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4	Employee Benefits

A)	PROFIT SHARING PLANS AND 401 (K) PLANS

The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested in United States Government Securities. For the years ended May 31, 2007 and 2006, contributions to the Plans were $1,717,000 and $2,653,000, respectively. No contributions were made for the fiscal year ended May 31, 2008.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B)	RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. To fund all such arrangements, the Corporation purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 6.5 percent in fiscal 2008, 6.0 percent in fiscal 2007 and 6.5 percent in fiscal 2006. The amount accrued for such arrangements totaled $6,079,000, $6,522,000 and $6,299,000 at May 31, 2008, 2007 and 2006, respectively. The amount (credited) charged to operations under these arrangements was $(215,000), $406,000 and $64,000 for the years ended May 31, 2008, 2007 and 2006 respectively. The amount credited or charged to operations is directly related to changes in the discount rate, and the number of participants with arrangements with the Corporation.

NOTE 5	Industry Segment Information

The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	2008	2007	2006

Manufactured Housing	71%	75%	74%
Recreational Vehicles	29%	25%	26%

	100%	100%	100%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Total operating (loss) earnings represents (loss) earnings before interest income, gain on sale of idle property, plant and equipment and (benefit) provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

	2008	2007	2006
	(Dollars in thousands)

SALES
Manufactured housing	$214,794	$272,383	$376,405
Recreational vehicles	86,971	93,090	132,138

Total sales	$301,765	$365,473	$508,543

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(4,200)	$4,276	$20,589
Recreational vehicles	(7,750)	(4,154)	372
General corporate expenses	(2,011)	(2,535)	(3,047)

Total operating (loss) earnings	(13,961)	(2,413)	17,914
Interest income	4,153	5,812	4,937
Gain on sale of idle property, plant and equipment	670	—	464

(Loss) earnings before income taxes	$(9,138)	$3,399	$23,315

IDENTIFIABLE ASSETS
Operating assets
Manufactured housing	$71,043	$77,330	$80,465
Recreational vehicles	24,934	21,746	25,226

Total operating assets	95,977	99,076	105,691
U.S. Treasury bills and notes	101,022	115,864	142,712

Total assets	$196,999	$214,940	$248,403

DEPRECIATION
Manufactured housing	$2,521	$2,525	$2,509
Recreational vehicles	660	623	645

Total depreciation	$3,181	$3,148	$3,154

CAPITAL EXPENDITURES
Manufactured housing	$1,483	$4,409	$2,209
Recreational vehicles	609	559	276

Total capital expenditures	$2,092	$4,968	$2,485

NOTE 6	Staff Accounting Bulletin No. 108

In September 2006, the Securities Exchange Commission, “SEC,” issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Year Financial Statements.” This bulletin provides guidance on quantifying the impact of the carryover or reversal of prior year misstatements on the current year financial statements. Two widely recognized approaches are used for quantifying the effects of financial statement misstatements: the “rollover” approach and the “iron curtain” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination.

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

NOTE 7	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$96,394	$77,198	$57,314	$70,859	$301,765
Gross profit	10,319	5,823	294	6,373	22,809
Net earnings (loss)	709	(1,886)	(4,570)	191	(5,556)
Basic earnings (loss) per share	.08	(.22)	(.54)	.02	(.66)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$115,806	$94,786	$66,345	$88,536	$365,473
Gross profit	13,056	10,309	4,341	10,253	37,959
Net earnings (loss)	1,896	625	(2,175)	2,247	2,593
Basic earnings (loss) per share	.23	.07	(.26)	.27	.31

As previously noted in Note 4, Employee Benefits, no contributions were made to the Corporation’s profit sharing plans in fiscal 2008. This resulted in an approximately $2,200,000 favorable impact on operating results in the fourth quarter.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2008, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2008.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2008.

Crowe Chizek and Company LLC, the independent registered public accounting firm that audited the Corporation’s fiscal 2008 financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2008, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9A.	Controls and Procedures — (Continued).

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007. In addition, on September 20, 2007 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 20, 2007. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	72	Chairman and Chief Executive Officer
Charles W. Chambliss	58	Vice President-Product Development and Engineering
Terrence M. Decio	56	Vice President-Marketing and Sales
Martin R. Fransted	56	Corporate Controller and Secretary
Christopher R. Leader	49	Vice President-Operations
Bruce G. Page	58	Vice President-Operations
Jon S. Pilarski	45	Vice President-Finance, Treasurer and Chief Financial Officer

Thomas G. Deranek, Chairman and Chief Executive Officer, joined the Corporation in 1964. He served as Chief of Staff from 1991 to 2001, and Vice Chairman from 2001 to 2007. He was elected Chief Executive Officer in 2001 and Chairman in 2007.

Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996.

Terrence M. Decio, Vice President-Marketing and Sales, joined the Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, Senior Executive Vice President in 1993 and Vice President-Marketing and Sales in 2004.

Martin R. Fransted, Corporate Controller and Secretary, joined the Corporation in 1981 and was elected Corporate Controller and Secretary in 2007. He previously served as the Director of Taxation and Assistant Treasurer.

Christopher R. Leader, Vice President-Operations, joined the Corporation in 1997 and was elected Vice President in 1997.

Bruce G. Page, Vice President-Operations, joined the Corporation in 1969 and was elected Vice President in 2006. He previously served as Director of Operations from 2005 to 2006. Prior to 2005 he was the General Manager of the Corporation’s manufactured housing facility in McMinnville, Oregon.

Jon S. Pilarski, Vice President-Finance, Treasurer and Chief Financial Officer, joined the Corporation in 1994. He served as Corporate Controller from 1997 to 2007 and was elected Vice President in 2007.

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Election of Directors”; “Code of Business Conduct

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually) — (Continued).

and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 18, 2008 is incorporated herein by reference.

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

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i)	Articles of Incorporation
(3)(ii)	By-Laws
(14)	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d — 14(a)
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d — 14(a)
(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION
Registrant

BY:	/s/ Thomas G. Deranek
Thomas G. Deranek, Chairman,
Chief Executive Officer and Director

DATE: July 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Jon S. Pilarski Jon S. Pilarski	Vice President-Finance, Treasurer and Chief Financial Officer	July 23, 2008

BY: /s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 23, 2008

BY: /s/ Arthur J. Decio Arthur J. Decio	Director	July 23, 2008

BY: /s/ John C. Firth John C. Firth	Director	July 23, 2008

BY: /s/ Jerry Hammes Jerry Hammes	Director	July 23, 2008

BY: /s/ Ronald F. Kloska Ronald F. Kloska	Director	July 23, 2008

BY: /s/ William H. Lawson William H. Lawson	Director	July 23, 2008

BY: /s/ David T. Link David T. Link	Director	July 23, 2008

BY: /s/ Andrew J. McKenna Andrew J. McKenna	Director	July 23, 2008