Form 10-Q
period 2008-08-31
SKYLINE CORP
filed 2008-10-10
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
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
(574) 294-6521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 10, 2008

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2008	May 31, 2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$10,077	$10,557
U.S. Treasury Bills, at cost plus accrued interest	96,050	101,022
Accounts receivable, trade, less allowance for doubtful accounts of $100	15,700	18,244
Inventories	9,683	10,150
Other current assets	16,509	14,234

Total Current Assets	148,019	154,207

Property, Plant and Equipment, at Cost:
Land	5,300	5,300
Buildings and improvements	63,439	63,410
Machinery and equipment	29,760	30,561

	98,499	99,271
Less accumulated depreciation	66,458	66,736

Net Property, Plant and Equipment	32,041	32,535

Other Assets	10,313	10,257

Total Assets	$190,373	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	August 31, 2008	May 31, 2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,709	$3,967
Accrued salaries and wages	4,207	4,321
Accrued marketing programs	3,530	2,757
Accrued warranty and related expenses	5,795	6,137
Accrued workers compensation	1,059	1,222
Other accrued liabilities	2,589	3,209

Total Current Liabilities	20,889	21,613

Other Deferred Liabilities	8,923	9,168

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	221,065	226,722
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	160,561	166,218

Total Liabilities and Shareholders’ Equity	$190,373	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month Periods Ended August 31, 2008 and 2007
(Dollars in thousands, except share and per share amounts)

	2008	2007
	(Unaudited)
OPERATIONS
Sales	$62,597	$96,394
Cost of sales	60,394	86,075

Gross profit	2,203	10,319
Selling and administrative expenses	9,064	10,603

Operating loss	(6,861)	(284)
Interest income	390	1,383

(Loss) earnings before income taxes	(6,471)	1,099
(Benefit) provision for income taxes:
Federal	(2,179)	322
State	(146)	68

	(2,325)	390

Net (loss) earnings	$(4,146)	$709

Basic (loss) earnings per share	$(.49)	$.08

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$226,722	$238,319
Net (loss) earnings	(4,146)	709
Cash dividends paid ($.18 per share in 2008 and 2007)	(1,511)	(1,510)

Balance at end of period	$221,065	$237,518

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended August 31, 2008 and 2007
Increase (Decrease) in Cash
(Dollars in thousands)

	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(4,146)	$709
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	705	753
Working capital items:
Accrued interest receivable	(154)	82
Accounts receivable	2,544	(1,492)
Inventories	467	(57)
Other current assets	(2,275)	141
Accounts payable, trade	(258)	233
Accrued liabilities	(466)	(898)
Other, net	(243)	(56)

Net cash used in operating activities	(3,826)	(585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	61,249	85,519
Purchase of U.S. Treasury Bills	(56,123)	(83,062)
Purchase of property, plant and equipment	(239)	(677)
Other, net	(30)	(10)

Net cash provided by investing activities	4,857	1,770

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(1,510)

Net cash used in financing activities	(1,511)	(1,510)

Net decrease in cash	(480)	(325)
Cash at beginning of year	10,557	8,376

Cash at end of year	$10,077	$8,051

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2008, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2008 and 2007. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2008 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	August 31, 2008	May 31, 2008
	(Dollars in thousands)

Raw Materials	$5,010	$4,897

Work In Process	4,359	5,051

Finished Goods	314	202

	$9,683	$10,150

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
A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2008	2007
	(Dollars in thousands)

Balance at the beginning of the period	$9,037	$10,600
Accruals for warranties	1,179	2,427
Settlements made during the period	(1,521)	(2,277)

Balance at the end of the period	8,695	10,750

Non-current balance included in other deferred liabilities	2,900	3,300

Accrued warranty and related expenses	$5,795	$7,450

The Corporation was contingently liable at August 31, 2008 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $56 million at August 31, 2008 and approximately $70 million at May 31, 2008.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.
The Corporation believes that any potential loss under the agreements in effect at August 31, 2008 will not be material to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended
	August 31,
	2008	2007
	(Dollars in thousands)

Number of units repurchased	13	—

Obligations from units repurchased	$309	$—

Net losses on repurchased units	$5	$—
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS No. 157). This statement establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, FASB issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Corporation adopted both pronouncements with no material impact to its financial position or results of operations.
Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended
	August 31,
	2008	2007
	(Dollars in thousands)

Manufactured housing	72%	75%
Recreational vehicles	28%	25%

	100%	100%

Total operating (loss) earnings represents (loss) earnings before interest income and (benefit) provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended
	August 31,
	2008	2007
	(Dollars in thousands)

SALES
Manufactured housing	$45,258	$72,328
Recreational vehicles	17,339	24,066

Total sales	$62,597	$96,394

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(4,240)	$2,087
Recreational vehicles	(2,233)	(1,757)
General corporate expense	(388)	(614)

Total operating loss	(6,861)	(284)
Interest income	390	1,383

(Loss) earnings before income taxes	$(6,471)	$1,099

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has seventeen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a protracted downturn. This downturn, caused primarily by restrictive credit standards, decreased availability of retail and wholesale financing, and economic uncertainty resulted in calendar 2007 industry sales of approximately 96,000 units, the lowest since 1961. In addition, the Manufactured Housing Institute’s latest data shows industry unit sales for the first eight months of calendar 2008 are 10 percent lower than the same period in 2007.
Manufactured housing sales are also negatively impacted by a recession in the site-built housing industry. For example, a potential buyer of a manufactured home may be prevented from purchasing due to an inability to sell his or her existing home. Likewise, a potential buyer of a manufactured home may be attracted to declining prices of both new and existing site-built homes. The site-built industry is presently experiencing declining existing home sales, housing starts and home prices. In addition, the industry is also hindered by increasing home foreclosures.
In the first quarter of fiscal 2009, the Corporation’s manufactured housing segment had geographic markets where sales either declined consistent with the experience of the industry or declined less than the experience of the industry. There were, however, certain markets where the Corporation’s unit sales declined at a greater rate than the industry.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail financing, and gasoline prices. Industry sales of travel trailers, fifth wheels and park models, as published by the Recreational Vehicle Industry Association and the Recreational Park Trailer Industry Association, Inc., declined from approximately 291,000 units in calendar 2006 to approximately 268,000 units in calendar 2007. In addition, the latest industry data shows sales of travel trailers and fifth wheels for the first eight months of 2008 are 18 percent lower than the same period in 2007. Throughout 2007 and 2008, the price of gasoline rose, the availability of retail financing decreased and consumer confidence fell. For the first quarter of fiscal 2009, recreational vehicle unit sales declined consistent with the towable segment of the industry.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview — (Continued)
In light of the declining market, a manufactured housing facility in Ephrata, Pennsylvania was consolidated with the manufactured housing facility located in Leola, Pennsylvania. In addition, a consolidation of sales and administrative personnel occurred at the Corporation’s two manufactured housing facilities in Ocala, Florida.
The Corporation encountered a challenging business environment in fiscal 2009’s first quarter, and it cannot determine with certainty the business environment for the remainder of the fiscal year. The Corporation will continue to monitor its expenses, communicate with dealer and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no debt and experienced employees, the Corporation is prepared to meet the challenges ahead.
Results of Operations — Three-Month Period Ended August 31, 2008 Compared to Three-Month Period Ended August 31, 2007 (Unaudited)
Sales and Unit Shipments

	August 31,		August 31,
	2008	Percent	2007	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$45,258	72.3	$72,328	75.0	$27,070

Recreational vehicles	17,339	27.7	24,066	25.0	6,727

Total Sales	$62,597	100.0	$96,394	100.0	$33,797

Unit Shipments

Manufactured housing	985	47.0	1,497	47.4	512

Recreational vehicles	1,112	53.0	1,663	52.6	551

Total Unit Shipments	2,097	100.0	3,160	100.0	1,063

Manufactured housing unit sales decreased approximately 34 percent, while the industry during the June to August 2008 timeframe decreased approximately 17 percent. In certain geographic markets, unit sales decreased similar to the experience of the industry or decreased at a rate less than the industry. There were, however, markets where unit sales declined at a greater rate than the overall industry. Adverse conditions that affected unit sales to these markets include:
•	sales strength in geographic areas where the Corporation has minimal presence due to the location of its manufacturing facilities

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2008 Compared to Three-Month Period Ended August 31, 2007 (Unaudited) — (Continued)
•	competitors owning retail sales centers, giving them an advantage in displaying their product

•	decreased sales to manufactured housing communities as a result of the communities managing inventory levels

•	changing consumer preference toward product with lower price points which the Corporation has limited models.
In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.
Recreational vehicle sales decreased due to an overall softening of demand. Unit sales for travel trailers and fifth wheels declined approximately 34 percent, while industry unit sales for the period from June to August 2008 compared to the same period in 2007 decreased approximately 33 percent. Current industry unit sales data for park models is not available.
Cost of Sales

	August 31,	Percent	August 31,	Percent
	2008	of Sales*	2007	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$43,214	95.5	$62,986	87.1	$19,772

Recreational vehicles	17,180	99.1	23,089	95.9	5,909

Consolidated	$60,394	96.5	$86,075	89.3	$25,681

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of material cost increases and certain manufacturing overhead costs remaining relatively constant despite lower sales. The Corporation raised prices on its manufactured housing product in response to the rise in material cost, but was unable to fully realize the increase by the end of the fiscal quarter. In addition, this segment incurred a one-time charge of approximately $100,000 associated with the consolidation of the two Pennsylvania facilities.
Recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many direct manufacturing costs. As a percentage of sales, cost of sales increased due to certain manufacturing overhead costs remaining relatively constant despite lower sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2008 Compared to Three-Month Period Ended August 31, 2007 (Unaudited) — (Continued)
Selling and Administrative Expenses

	August 31,	Percent	August 31,	Percent
	2008	of Sales	2007	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$9,064	14.5	$10,603	11.0	$1,539
Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, a continuing effort to control costs and a change in the valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed. In addition, costs of approximately $300,000 were incurred related to consolidate the two Pennsylvania facilities, and to consolidate sales and administrative personnel at the two Florida facilities.
Operating (Loss) Earnings

	August 31,	Percent	August 31,	Percent
	2008	of Sales*	2007	of Sales*
	(Dollars in thousands)

Manufactured housing	$(4,240)	(9.4)	$2,087	2.9

Recreational vehicles	(2,233)	(12.9)	(1,757)	(7.3)

General Corporate Expenses	(388)	(0.6)	(614)	(0.6)

Total Operating Loss	$(6,861)	(11.0)	$(284)	(0.3)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.
The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of earnings as noted above. This segment was also negatively affected by the cost of consolidations in both Pennsylvania and Florida, and single-section unit sales increasing from 21 percent, as a percentage of segment sales, in the first quarter of fiscal 2008 to 30 percent in the first quarter of fiscal 2009. Single-section homes have lower margins as compared to multi-section homes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2008 Compared to the Three-Month Period Ended August 31, 2007 (Unaudited) — (Continued)
The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above. In addition, the operating loss was negatively impacted by this segment receiving a larger proportion of certain operating expenses allocated to industry segments based on a percentage of sales. Recreational vehicle sales were approximately 28 percent in the first quarter of fiscal 2009 as compared to 25 percent in the first quarter of fiscal 2008.
The decrease in general corporate expenses occurred primarily due to a change in valuation of the Corporation’s liability for retirement and death benefits offered to certain employees as noted above.
Interest Income

	August 31,	August 31,
	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$390	$1,383	$993
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first quarter of fiscal 2009, the weighted average amount available for investment was approximately $94 million with a weighted average yield of 1.7 percent. In the first quarter of fiscal 2008, the weighted average amount available for investment was approximately $113 million with a weighted average yield of 4.9 percent.
(Benefit) Provision for Income Taxes

	August 31,	August 31,
	2008	2007	Increase
	(Dollars in thousands)

Federal	$(2,179)	$322	$2,501

State	(146)	68	214

Total	$(2,325)	$390	$2,715

The (benefit) provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income is the result of a pretax loss that occurred in the first quarter of fiscal 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2008 Compared to the Three-Month Period Ended August 31, 2007 (Unaudited) — (Continued)
Liquidity and Capital Resources

	August 31,	May 31,
	2008	2008	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$106,127	$111,579	$5,452
Current assets, exclusive of cash and U.S. Treasury Bills and Notes	$41,892	$42,628	$736
Current liabilities	$20,889	$21,613	$724
Working capital	$127,130	$132,594	$5,464
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $4,146,000, and payment of approximately $1,511,000 in dividends. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $2,544,000. This decrease is attributed to lower sales in August 2008 as compared to May 2008. Other current assets increased $2,275,000 primarily due to an increase in the deferred tax asset for federal income taxes.
Current liabilities decreased due to a $620,000 decline in other accrued liabilities, caused primarily by the timing and amount of payroll withholding taxes at August 31, 2008 as compared to May 31, 2008.
Capital expenditures totaled $239,000 for the three months ended August 31, 2008 as compared to $677,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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
In the first quarter of fiscal 2009, the Corporation adopted Statement of Financial Accounting Standards No. 157 and Financial Accounting Standards Board Staff Position No. 157-2 with no material effect on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Other Matters — (Continued)
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to fully realize raised selling prices on its manufactured housing product following an increase in material costs.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2008, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2008.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2008 filed by the registrant with the Commission.

Item 1A.	Risk Factors.
As noted in Part I. Item 2, manufactured housing sales were negatively affected by vertically integrated competitors, manufactured housing communities buying fewer homes in order to manage its existing inventory, and consumer demand shifting toward lower priced models. Continuation of these events could have a negative impact on the Corporation’s sales, operating results, financial position and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
On September 18, 2008, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors
Nominee	Votes For	Votes Against	Votes Withheld	Shares Not Voted

Arthur J. Decio	7,858,238	0	83,442	449,564
Thomas G. Deranek	7,897,587	0	44,093	449,564
John C. Firth	7,890,386	0	51,294	449,564
Jerry Hammes	7,851,282	0	90,398	449,564
Ronald F. Kloska	5,681,674	0	2,260,006	449,564
William H. Lawson	7,890,386	0	51,294	449,564
David T. Link	7,888,486	0	53,194	449,564
Andrew J. McKenna	7,902,267	0	39,413	449,564
Item 6. Exhibits.
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION
DATE: October 10, 2008	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 10, 2008	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

Exhibit Index
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/ 15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002