Form 10-Q
period 2008-11-30
SKYLINE CORP
filed 2009-01-09
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4714
SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1038277 (I.R.S. Employer Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, Indiana (Address of principal executive offices)	46515 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 9, 2009

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	November 30,	May 31,
	2008	2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$6,564	$10,557
U.S. Treasury Bills, at cost plus accrued interest	96,845	101,022
Accounts receivable, trade, less allowance for doubtful accounts of $100	8,351	18,244
Inventories	9,800	10,150
Other current assets	18,454	14,234

Total Current Assets	140,014	154,207

Property, Plant and Equipment, at Cost:
Land	5,300	5,300
Buildings and improvements	64,150	63,410
Machinery and equipment	29,509	30,561

	98,959	99,271
Less accumulated depreciation	67,097	66,736

Net Property, Plant and Equipment	31,862	32,535

Other Assets	10,466	10,257

Total Assets	$182,342	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	November 30,	May 31,
	2008	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,744	$3,967
Accrued salaries and wages	3,544	4,321
Accrued marketing programs	3,923	2,757
Accrued warranty and related expenses	5,349	6,137
Accrued workers compensation	1,550	1,222
Other accrued liabilities	2,365	3,209

Total Current Liabilities	18,475	21,613

Other Deferred Liabilities	8,914	9,168

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	215,457	226,722
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	154,953	166,218

Total Liabilities and Shareholders’ Equity	$182,342	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Six-Month Periods Ended November 30, 2008 and 2007
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
OPERATIONS

Sales	$47,210	$77,198	$109,807	$173,592
Cost of sales	46,381	71,375	106,775	157,450

Gross profit	829	5,823	3,032	16,142
Selling and administrative expense	8,165	9,747	17,229	20,350

Operating loss	(7,336)	(3,924)	(14,197)	(4,208)

Income from life insurance proceeds	380	—	380	—
Interest income	330	1,158	720	2,541

Loss before income taxes	(6,626)	(2,766)	(13,097)	(1,667)

(Benefit) provision for income taxes:
Federal	(2,232)	(911)	(4,411)	(589)
State	(296)	31	(442)	99

	(2,528)	(880)	(4,853)	(490)

Net loss	$(4,098)	$(1,886)	$(8,244)	$(1,177)

Basic loss per share	$(.49)	$(.22)	$(.98)	$(.14)

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of period	$221,065	$237,518	$226,722	$238,319
Net loss	(4,098)	(1,886)	(8,244)	(1,177)
Cash dividends paid	(1,510)	(1,510)	(3,021)	(3,020)

Balance at end of period	$215,457	$234,122	$215,457	$234,122

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,244)	$(1,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,360	1,504
Working capital items:
Accrued interest receivable	(105)	251
Accounts receivable	9,893	8,765
Inventories	350	(417)
Other current assets	(4,220)	(402)
Accounts payable, trade	(2,223)	(2,765)
Accrued liabilities	(915)	(1,236)
Other, net	(884)	(118)

Net cash (used in) provided by operating activities	(4,988)	4,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	122,355	206,176
Purchase of U.S. Treasury Bills	(118,072)	(206,303)
Purchase of property, plant and equipment	(725)	(1,260)
Other, net	458	(60)

Net cash provided by (used in) investing activities	4,016	(1,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,021)	(3,020)

Net cash used in financing activities	(3,021)	(3,020)

Net decrease in cash	(3,993)	(62)
Cash at beginning of period	10,557	8,376

Cash at end of period	$6,564	$8,314

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2008, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2008 and 2007. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Total inventories consist of the following:

	November 30,	May 31,
	2008	2008
	(Dollars in thousands)

Raw Materials	$5,151	$4,897

Work In Process	3,931	5,051

Finished Goods	718	202

	$9,800	$10,150

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
A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2008	2007
	(Dollars in thousands)

Balance at the beginning of the period	$9,037	$10,600
Accruals for warranties	1,982	4,515
Settlements made during the period	(2,770)	(4,472)

Balance at the end of the period	8,249	10,643

Non-current balance included in other deferred liabilities	2,900	3,300

Accrued warranty and related expenses	$5,349	$7,343

The Corporation was contingently liable at November 30, 2008 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $55 million at November 30, 2008 and approximately $70 million at May 31, 2008.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.
The Corporation believes that any potential loss under the agreements in effect at November 30, 2008 will not be material to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Number of units repurchased	57	43	70	43

Obligations from units repurchased	$1,064	$736	$1,373	$736

Net losses on repurchased units	$152	$—	$157	$—
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Subsequent to November 30, 2008, the Corporation announced to its employees that the consolidation of production and personnel would occur at the two manufactured housing facilities located in Ocala, Florida. The cost to consolidate, which is not expected to exceed $200,000, will be recognized in the third quarter of fiscal 2009. Also, subsequent to November 30, 2008, the Corporation completed the sale of an idle recreational vehicle facility located in McMinnville, Oregon. The pretax gain on the sale of this facility, which will be recognized in the third quarter, will be approximately $3,400,000.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Manufactured housing	81%	76%	76%	75%
Recreational vehicles	19%	24%	24%	25%

	100%	100%	100%	100%

Total operating loss represents operating losses before income from life insurance proceeds, interest income and (benefit) provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
	(Dollars in thousands)
SALES
Manufactured housing	$38,310	$58,383	$83,568	$130,711
Recreational vehicles	8,900	18,815	26,239	42,881

Total sales	$47,210	$77,198	$109,807	$173,592

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(3,965)	$(944)	$(8,205)	$1,143
Recreational vehicles	(2,760)	(2,352)	(4,993)	(4,109)
General corporate expense	(611)	(628)	(999)	(1,242)

Total operating loss	(7,336)	(3,924)	(14,197)	(4,208)
Income from life insurance proceeds	380	—	380	—
Interest income	330	1,158	720	2,541

Loss before income taxes	$(6,626)	$(2,766)	$(13,097)	$(1,667)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a continuing decline in industry sales. This decline, caused primarily by restrictive credit standards, decreased availability of retail and wholesale financing, and economic uncertainty resulted in calendar 2007 industry sales of approximately 96,000 units, the lowest since 1961. In addition, the Manufactured Housing Institute’s latest data shows industry unit sales for the first eleven months of calendar 2008 are 14 percent lower than the same period in 2007. This decrease is influenced by the slowing economy, rising unemployment, decreasing consumer confidence and tightening credit markets for both retail and wholesale financing.
Manufactured housing sales are also negatively impacted by a recession in the site-built housing industry. For example, a potential buyer of a manufactured home may be prevented from purchasing due to an inability to sell his or her existing home. Likewise, a potential buyer of a manufactured home may be attracted to declining prices of both new and existing site-built homes. The site-built housing industry is currently experiencing a decline in existing home sales, housing starts and home prices. In addition, the industry is also hindered by increasing home foreclosures.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail financing and gasoline prices. Industry sales of travel trailers and fifth wheels, as published by the Recreational Vehicle Industry Association, declined from approximately 243,000 units in the first eleven months of calendar 2007 to approximately 180,000 units in the same period in 2008. This 26 percent decrease, like the decrease in manufactured housing sales, is the result of a slowing economy, decreasing consumer confidence, tightening credit markets for retail and wholesale financing and rising gasoline prices throughout most of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview— (Continued)
As a result of the declining market, the Corporation consolidated the operations of a manufactured housing facility in Ephrata, Pennsylvania and a manufactured housing facility in Leola, Pennsylvania during the first quarter of fiscal 2009. In addition, the Corporation consolidated the sales and administrative workforce at the Corporation’s two manufactured housing facilities in Ocala, Florida.
Subsequent to November 30, 2008, the Corporation announced the consolidation of manufacturing operations and personnel at the two manufactured housing facilities in Ocala, Florida. The consolidation was completed by December 31, 2008. Also, subsequent to November 30, 2008, the Corporation completed the sale of an idle recreational vehicle facility located in McMinnville, Oregon.
The Corporation encountered a challenging business environment in the first half of fiscal 2009, and it cannot determine with certainty the business environment for the remainder of the fiscal year. This environment includes the Manufactured Housing Institute estimating industry shipments for 2008 at 84,500, the lowest on record. The Recreational Vehicle Industry Association forecasts a decline of travel trailer and fifth wheel unit shipments from approximately 259,000 in calendar 2007 to approximately 193,000 units in calendar 2008, and 149,000 units in calendar 2009.
The Corporation will continue to monitor its expenses, communicate with dealers and communities to take advantage of sales opportunities, and position its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2008 Compared to Three-Month Period Ended November 30, 2007 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,
	2008	Percent	2007	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$38,310	81.1	$58,383	75.6	$20,073

Recreational vehicles	8,900	18.9	18,815	24.4	9,915

Total Sales	$47,210	100.0	$77,198	100.0	$29,988

Unit Shipments

Manufactured housing	856	58.4	1,283	51.8	427

Recreational vehicles	609	41.6	1,192	48.2	583

Total Unit Shipments	1,465	100.0	2,475	100.0	1,010

Manufactured housing unit sales decreased approximately 33 percent, while the industry during the September to November 2008 period decreased approximately 24 percent. In certain geographic markets, such as Florida and Ohio, unit sales declined at a greater rate than the overall industry. Adverse conditions that affected the Corporation’s unit sales include:
•	competitors owning retail sales centers, giving them an advantage in displaying their product
•	decreased sales to manufactured housing communities as a result of the communities managing inventory levels
•	changing consumer preference toward product with lower price points where the Corporation has limited models.
In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2008 Compared to Three-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Recreational vehicle sales decreased due to an overall softening of demand. Unit sales for travel trailers, fifth wheels and park models declined approximately 49 percent, while industry unit sales for travel trailers and fifth wheels during September to November 2008 compared to the same period in 2007 decreased approximately 52 percent. Current industry unit sales data for park models is not available.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2008	of Sales*	2007	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$36,861	96.2	$52,715	90.3	$15,854

Recreational vehicles	9,520	107.0	18,660	99.2	9,140

Consolidated	$46,381	98.2	$71,375	92.5	$24,994

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs such as depreciation and property taxes remaining relatively constant despite lower sales.
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2008	of Sales	2007	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$8,165	17.3	$9,747	12.6	$1,582
Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2008 Compared to Three-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Operating Loss

	November 30,	Percent	November 30,	Percent
	2008	of Sales*	2007	of Sales*
	(Dollars in thousands)

Manufactured housing	$(3,965)	(10.4)	$(944)	(1.6)

Recreational vehicles	(2,760)	(31.0)	(2,352)	(12.5)

General Corporate Expenses	(611)	(1.3)	(628)	(0.8)

Total Operating Loss	$(7,336)	(15.5)	$(3,924)	(5.1)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.
The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of earnings as noted above. This segment was also negatively affected by single-section unit sales increasing from 28 percent, as a percentage of segment sales, in the second quarter of fiscal 2008 to 39 percent in the second quarter of fiscal 2009. Single-section homes have lower margins as compared to multi-section homes. In addition, this segment received a larger proportion of certain operating expenses allocated to industry segments based on a percentage of sales. Manufactured housing sales were approximately 81 percent in the second quarter of fiscal 2009 as compared to 76 percent in the second quarter of fiscal 2008.
The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above.
Income from Life Insurance Proceeds
The Corporation has arrangements with certain employees which provide benefits to be paid to the employee’s estates in the event of death during active employment. To fund such arrangements, the Corporation purchased life insurance contracts on the covered employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $380,000, which is separately stated in the Consolidated Statement of Operations for the three-month and six-month periods ended November 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations— (Continued).
Results of Operations — Three-Month Period Ended November 30, 2008 Compared to the Three-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Interest Income

	November 30,	November 30,
	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$330	$1,158	$828
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the second quarter of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 1.6 percent. In the second quarter of fiscal 2008, the average amount available for investment was approximately $114 million with a weighted average yield of 4.2 percent.
(Benefit) Provision for Income Taxes

	November 30,	November 30,	Increase in
	2008	2007	Benefit
	(Dollars in thousands)

Federal	$(2,232)	$(911)	$1,321

State	(296)	31	327

Total	$(2,528)	$(880)	$1,648

The (benefit) provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of a pretax loss that occurred in the second quarter of fiscal 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2008 Compared to Six-Month Period Ended November 30, 2007 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,
	2008	Percent	2007	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$83,568	76.1	$130,711	75.3	$47,143

Recreational vehicles	26,239	23.9	42,881	24.7	16,642

Total Sales	$109,807	100.0	$173,592	100.0	$63,785

Unit Shipments

Manufactured housing	1,841	51.7	2,780	49.3	939

Recreational vehicles	1,721	48.3	2,855	50.7	1,134

Total Unit Shipments	3,562	100.0	5,635	100.0	2,073

Manufactured housing unit sales decreased approximately 34 percent, while the industry during the June to November 2008 period decreased approximately 20 percent. In certain geographic markets, such as Florida and Ohio, unit sales declined at a greater rate than the overall industry. Adverse conditions that affected the Corporation’s unit sales include:
•	competitors owning retail sales centers, giving them an advantage in displaying their product
•	decreased sales to manufactured housing communities as a result of the communities managing inventory levels
•	changing consumer preference toward product with lower price points where the Corporation has limited models.
In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2008 Compared to Six-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Recreational vehicle sales decreased due to an overall softening of demand. Unit sales for travel trailers, fifth wheels and park models declined approximately 40 percent, while industry unit sales for travel trailers and fifth wheels during June to November 2008 compared to the same period in 2007 decreased approximately 42 percent. Current industry unit sales data for park models is not available.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2008	of Sales*	2007	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$80,075	95.8	$115,701	88.5	$35,626

Recreational vehicles	26,700	101.8	41,749	97.4	15,049

Consolidated	$106,775	97.2	$157,450	90.7	$50,675

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs such as depreciation and property taxes remaining relatively constant despite lower sales.
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2008	of Sales	2007	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$17,229	15.7	$20,350	11.7	$3,121
Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, a continuing effort to control costs and a change in the discount rate used to value the Corporation’s liability for retirement and death benefits offered to certain employees. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2008 Compared to Six-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Operating (Loss) Earnings

	November 30,	Percent	November 30,	Percent
	2008	of Sales*	2007	of Sales*
	(Dollars in thousands)

Manufactured housing	$(8,205)	(9.8)	$1,143	0.9

Recreational vehicles	(4,993)	(19.0)	(4,109)	(9.6)

General Corporate Expenses	(999)	(0.9)	(1,242)	(0.7)

Total Operating Loss	$(14,197)	(12.9)	$(4,208)	(2.4)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating (loss) earnings are based on total sales.
The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of earnings as noted above. This segment was also negatively affected by single-section unit sales increasing from 25 percent, as a percentage of segment sales, in the second quarter of fiscal 2008 to 34 percent in the second quarter of fiscal 2009. Single-section homes have lower margins as compared to multi-section homes.
The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above.
The decrease in general corporate expenses occurred primarily due to a change in the discount rate used to value the Corporation’s liability for retirement and death benefits offered to certain employees as noted above.
Income from Life Insurance Proceeds
The Corporation has arrangements with certain employees which provide benefits to be paid to the employee’s estates in the event of death during active employment. To fund such arrangements, the Corporation purchased life insurance contracts on the covered employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $380,000, which is separately stated in the Consolidated Statement of Operations for the three-month and six-month periods ended November 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2008 Compared to Six-Month Period Ended November 30, 2007 (Unaudited) — (Continued)
Interest Income

	November 30,	November 30,
	2008	2007	Decrease
	(Dollars in thousands)

Interest Income	$720	$2,541	$1,821
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first six months of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 1.7 percent. In the first six months of fiscal 2008, the average amount available for investment was approximately $115 million with a weighted average yield of 4.6 percent.
(Benefit) Provision for Income Taxes

	November 30,	November 30,	Increase in
	2008	2007	Benefit
	(Dollars in thousands)

Federal	$(4,411)	$(589)	$3,822

State	(442)	99	541

Total	$(4,853)	$(490)	$4,363

The (benefit) provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of a pretax loss that occurred in the first six months of fiscal 2009.
Subsequent Events
Subsequent to November 30, 2008, the Corporation announced to its employees that the consolidation of production and personnel would occur at the two manufactured housing facilities located in Ocala, Florida. The cost to consolidate, which is not expected to exceed $200,000, will be recognized in the third quarter of fiscal 2009. Also, subsequent to November 30, 2008, the Corporation completed the sale of an idle recreational vehicle facility located in McMinnville, Oregon. The pretax gain on the sale of this facility, which will be recognized in the third quarter, will be approximately $3,400,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Liquidity and Capital Resources

	November 30,	May 31,
	2008	2008	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$103,409	$111,579	$8,170
Current assets, exclusive of cash and U.S. Treasury Bills	$36,605	$42,628	$6,023
Current liabilities	$18,475	$21,613	$3,138
Working capital	$121,539	$132,594	$11,055
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $8,244,000, and payment of approximately $3,021,000 in dividends. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $9,893,000. This decrease is attributed to lower sales in November 2008 as compared to May 2008. Other current assets increased $4,220,000 primarily due to an increase in the deferred tax asset for federal income taxes.
Current liabilities decreased due to a $2,223,000 decline in accounts payable, caused primarily by lower sales occurring in November 2008 as compared to May 2008.
Capital expenditures totaled $725,000 for the six months ended November 30, 2008 as compared to $1,260,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies.
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
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to increase its selling prices on its manufactured housing product to cover an increase in material costs during that period. Increased selling prices were realized by the end of the second quarter.

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
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2008, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2008.

Item 4. Controls and Procedures — (Continued).
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2008 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2008 filed by the registrant with the Commission.
Item 1A. Risk Factors.
As noted in Part I. Item 2, manufactured housing sales were negatively affected by vertically integrated competitors, manufactured housing communities buying fewer homes in order to manage its existing inventory, and consumer demand shifting toward lower priced models. In addition, retail customers and independent dealers are having difficulty obtaining financing to purchase product. The Corporation is also affected by vendors remaining in business, where a reduction in vendors impacts the availability and cost of its raw materials. Continuation of these events could have a negative impact on the Corporation’s sales, operating results, financial position and cash flows.
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

SKYLINE CORPORATION
DATE: January 9, 2009	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 9, 2009	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002