Form 10-Q
period 2009-02-28
SKYLINE CORP
filed 2009-04-03
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 3, 2009

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	February 28,	May 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$8,316	$10,557
U.S. Treasury Bills, at cost plus accrued interest	90,950	101,022
Accounts receivable, trade, less allowance for doubtful accounts of $100	5,415	18,244
Inventories	8,254	10,150
Other current assets	20,327	14,234

Total Current Assets	133,262	154,207

Property, Plant and Equipment, at Cost:
Land	5,297	5,300
Buildings and improvements	61,453	63,410
Machinery and equipment	29,191	30,561

	95,941	99,271
Less accumulated depreciation	65,086	66,736

Net Property, Plant and Equipment	30,855	32,535

Other Assets	10,835	10,257

Total Assets	$174,952	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	February 28,	May 31,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,283	$3,967
Accrued salaries and wages	3,705	4,321
Accrued marketing programs	3,129	2,757
Accrued warranty and related expenses	4,760	6,137
Accrued workers compensation	1,915	1,222
Other accrued liabilities	2,630	3,209

Total Current Liabilities	17,422	21,613

Other Deferred Liabilities	8,912	9,168

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	209,122	226,722
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	148,618	166,218

Total Liabilities and Shareholders’ Equity	$174,952	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Nine-Month Periods Ended February 28, 2009 and
February 29, 2008
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

OPERATIONS
Sales	$24,386	$57,314	$134,193	$230,906
Cost of sales	27,768	57,020	134,543	214,470

Gross (loss) profit	(3,382)	294	(350)	16,436
Selling and administrative expense	(7,726)	(9,123)	(24,955)	(29,473)
Income from life insurance proceeds	—	—	380	—
Gain on sale of idle property, plant and equipment	3,396	670	3,396	670

Operating loss	(7,712)	(8,159)	(21,529)	(12,367)
Interest income	147	1,013	867	3,554

Loss before income taxes	(7,565)	(7,146)	(20,662)	(8,813)

Benefit for income taxes:
Federal	2,507	2,375	6,918	2,964
State	233	201	675	102

	2,740	2,576	7,593	3,066

Net loss	$(4,825)	$(4,570)	$(13,069)	$(5,747)

Basic loss per share	$(.58)	$(.54)	$(1.56)	$(.68)

Cash dividends per share	$.18	$.18	$.54	$.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$215,457	$234,122	$226,722	$238,319
Net loss	(4,825)	(4,570)	(13,069)	(5,747)
Cash dividends paid	(1,510)	(1,511)	(4,531)	(4,531)

Balance at end of period	$209,122	$228,041	$209,122	$228,041

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended February 28, 2009 and February 29, 2008
(Dollars in thousands)

	February 28,	February 29,
	2009	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,069)	$(5,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,071	2,354
Gain on sale of idle property, plant and equipment	(3,396)	(670)
Change in assets and liabilities:
Accrued interest receivable	100	240
Accounts receivable	12,829	5,831
Inventories	1,896	(81)
Other current assets	(6,093)	(2,589)
Accounts payable, trade	(2,684)	(2,213)
Accrued liabilities	(1,507)	(1,033)
Other, net	(1,247)	(485)

Net cash used in operating activities	(11,100)	(4,393)

CASH FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	192,985	286,659
Purchase of U.S. Treasury Bills	(183,013)	(279,028)
Proceeds from sale of idle property, plant and equipment	4,115	2,676
Purchase of property, plant and equipment	(1,144)	(1,601)
Other, net	447	76

Net cash provided by investing activities	13,390	8,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,531)	(4,531)

Net cash used in financing activities	(4,531)	(4,531)

Net decrease in cash	(2,241)	(142)
Cash at beginning of period	10,557	8,376

Cash at end of period	$8,316	$8,234

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2009, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 28, 2009 and February 29, 2008. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Total inventories consist of the following:

	February 28,	May 31,
	2009	2008
	(Dollars in thousands)

Raw Materials	$5,269	$4,897

Work In Process	2,698	5,051

Finished Goods	287	202

	$8,254	$10,150

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
A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 28,	February 29,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the period	$9,037	$10,600
Accruals for warranties	4,676	8,524
Settlements made during the period	(6,053)	(8,672)

Balance at the end of the period	7,660	10,452

Non-current balance included in other deferred liabilities	2,900	3,300

Accrued warranty and related expenses	$4,760	$7,152

The Corporation was contingently liable at February 28, 2009 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $46 million at February 28, 2009 and approximately $70 million at May 31, 2008.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.
The Corporation believes that any potential loss under the agreements in effect at February 28, 2009 will not be material to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Nine-Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
	(Dollars in thousands)

Number of units repurchased	13	19	83	62

Obligations from units repurchased	$284	$544	$1,657	$1,280

Net losses on repurchased units	$36	$6	$193	$6
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
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Nine-Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008

Manufactured housing	73%	67%	76%	73%
Recreational vehicles	27%	33%	24%	27%

	100%	100%	100%	100%

Total operating loss represents operating losses before interest income and benefit for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended		Nine-Months Ended
	February 28/29,		February 28/29,
	2009	2008	2009	2008
	(Dollars in thousands)

SALES
Manufactured housing	$17,784	$38,644	$101,352	$169,355
Recreational vehicles	6,602	18,670	32,841	61,551

Total sales	$24,386	$57,314	$134,193	$230,906

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(7,703)	$(5,674)	$(15,908)	$(4,531)
Recreational vehicles	(2,810)	(2,768)	(7,803)	(6,877)
General corporate expense	(595)	(387)	(1,594)	(1,629)
Income from life insurance proceeds	—	—	380	—
Gain on sale of idle property, plant and equipment	3,396	670	3,396	670

Total operating loss	(7,712)	(8,159)	(21,529)	(12,367)
Interest income	147	1,013	867	3,554

Loss before income taxes	$(7,565)	$(7,146)	$(20,662)	$(8,813)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has fifteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Manufactured Housing and Recreational Vehicle Industry Conditions
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a continuing decline in industry sales. In recent years industry sales, as published by the Manufactured Housing Institute, decreased as follows:

Calendar Year	Unit Sales
2006	118,000
2007	96,000
2008	82,000
2009 (estimated)	73,000
This decline, caused primarily by the current economic recession, rising unemployment, decreasing consumer confidence and tightening credit markets for both retail and wholesale financing resulted in calendar 2008 industry sales of approximately 82,000 units, the lowest on record.
Tightening credit markets for retail and wholesale financing has become a significant challenge for the manufactured housing industry. According to the Manufactured Housing Institute, a lack of retail financing options and restrictive credit standards has affected manufactured home buyers for the last decade. This problem was magnified in 2008 as the “credit crunch” forced more manufactured home personal property lenders out of business, and compelled others to scale back originations. Many mortgage insurance providers also ceased offering policies on manufactured home loans. These factors, in addition to a further restricting of credit standards, resulted in fewer retail loan approvals and fewer manufactured home shipments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Manufactured Housing and Recreational Vehicle Industry Conditions — (Continued)
Manufactured housing shipments were also hindered by a significant decline in available inventory financing. According to the Manufactured Housing Institute, in the fourth quarter of 2008 three national floor plan lenders announced plans to scale back their support for industry dealers. In addition, a January 2009 survey of HUD-Code dealers revealed that 60 percent of dealers lost at least one source of floor plan lending. Among dealers that lost a floor plan lending source, 70 percent had not secured a replacement.
Manufactured housing shipments are also negatively impacted by a recession in the site-built housing industry. The site-built housing industry is currently experiencing declining existing home sales, housing starts and home prices. In addition, the industry is also hindered by increasing home foreclosures.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail financing and gasoline prices. In recent years industry sales of travel trailers and fifth wheels, as published by the Recreational Vehicle Industry Association, declined as follows:

Calendar Year	Unit Sales
2006	281,000
2007	259,000
2008	185,000
2009 (estimated)	105,000
This decrease is the result of the economic recession, decreasing consumer confidence, tightening credit markets for retail and wholesale financing, excess inventory of new recreational vehicles, recreational vehicle dealers purchasing repossessed units, and rising gasoline prices throughout most of 2008.
As a result of declining market conditions, the Corporation took the following actions during the first three quarters of fiscal 2009:
•	Consolidated the operations of a manufactured housing facility in Ephrata, Pennsylvania and a manufactured housing facility in Leola, Pennsylvania in the first quarter
•	Consolidated the operations of the two manufactured housing facilities in Ocala, Florida during the first and third quarters
•	Idled the assembly line at one of the two recreational vehicle facilities in Hemet, California during the third quarter in order to obtain operational efficiencies
•	Sold an idle recreational vehicle facility in McMinnville, Oregon
•	Pursued opportunities to expand manufactured housing, park model and recreational vehicle sales in Canada
•	Pursued opportunities to expand park model sales in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Outlook
The Corporation encountered a challenging business environment in the first three quarters of fiscal 2009, and it cannot determine with certainty the business environment for the remainder of the fiscal year and for fiscal 2010. This environment includes the Manufactured Housing Institute estimating industry sales for calendar 2009 at approximately 73,000 units. The Recreational Vehicle Industry Association forecasts travel trailer and fifth wheel unit sales at approximately 105,000 in calendar 2009.
Despite a calendar 2009 forecast of 73,000 units for the manufactured housing industry, the Manufactured Housing Institute reports that recent legislative actions could have a favorable impact on industry sales. The Housing and Economic Recovery Act of 2008 (HERA) contains provisions that will facilitate changes to the Federal Housing Administration’s Title I Insurance Program. This program insures manufactured housing personal property loans, and in 2009 the loan limits increase from $48,600 to $69,678. HERA also imposed on Fannie Mae and Freddie Mac a “Duty to Serve” the manufactured housing industry, where both companies will be compelled to become more involved in funding manufactured housing loans. Beginning in 2010, both Fannie Mae and Freddie Mac will be evaluated yearly on whether or not this obligation is met. Finally, the American Recovery and Reinvestment Act of 2009 contains a tax credit up to $8,000 that applies to any purchase of a primary residence by a first-time home buyer through the end of 2009.
The Recreational Vehicle Industry Association reports that although travel trailer and fifth wheel unit sales are estimated at approximately 105,000 for calendar 2009, population trends continue to favor recreational vehicle sales. Baby-boomers continue to enter the age range where recreational vehicle ownership is the highest. By the end of this decade, the number of consumers aged 50 to 64 will total 57 million, 38 percent higher than in 2000.
The Corporation is actively reviewing ways to decrease expenses and improve processes, communicating with dealers and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2009 Compared to Three-Month Period Ended February 29, 2008 (Unaudited)
Sales and Unit Shipments

	February 28,		February 29,
	2009	Percent	2008	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$17,784	72.9	$38,644	67.4	$20,860

Recreational vehicles	6,602	27.1	18,670	32.6	12,068

Total Sales	$24,386	100.0	$57,314	100.0	$32,928

Unit Shipments

Manufactured housing	376	45.1	824	39.8	448

Recreational vehicles	458	54.9	1,246	60.2	788

Total Unit Shipments	834	100.0	2,070	100.0	1,236

Manufactured housing unit sales decreased approximately 54 percent, while the industry from November 2008 to January 2009, the latest three-month period available, decreased approximately 35 percent. In certain geographic markets, such as Florida and Oklahoma, unit sales declined at a greater rate than the overall industry. Adverse conditions that affected the Corporation’s unit sales include:
•	Competitors owning retail sales centers, giving them an advantage in displaying their product
•	A competitor owning finance subsidiaries, giving them an advantage regarding wholesale and retail financing
•	Dealers being unable to obtain wholesale financing
•	Retail customers being unable to obtain retail financing
•	Decreased sales to manufactured housing communities as a result of the communities managing inventory levels
•	Changing consumer preference toward product with lower price points where the Corporation has limited models.
In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2009 Compared to Three-Month Period Ended February 29, 2008 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Recreational vehicle unit sales decreased approximately 63 percent, while the industry from November 2008 to January 2009, the latest three-month period available, decreased approximately 71 percent. Current industry unit sales data for park models is not available.
Cost of Sales

	February 28,	Percent	February 29,	Percent
	2009	of Sales*	2008	of Sales*	Decrease
	(Dollars in thousands)

Manufactured housing	$20,389	114.7	$38,571	99.8	$18,182

Recreational vehicles	7,379	111.8	18,449	98.8	11,070

Consolidated	$27,768	113.9	$57,020	99.5	$29,252

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs such as depreciation, property taxes and manufacturing salaries remaining relatively constant despite lower sales. In addition, the Corporation incurred during fiscal 2009 approximately $120,000 in manufacturing costs associated with the consolidation of the two manufactured housing facilities in Ocala, Florida.
Selling and Administrative Expenses

	February 28,	Percent	February 29,	Percent
	2009	of Sales	2008	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$7,726	31.7	$9,123	15.9	$1,397
Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed. In addition, approximately $400,000 in severance costs was incurred for personnel at both the Corporation’s headquarters and manufacturing facilities. This reduction in personnel is estimated to yield an annualized savings of $900,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2009 Compared to Three-Month Period Ended February 29, 2008 (Unaudited) — (Continued)
Operating Loss

	February 28,	Percent	February 29,	Percent
	2009	of Sales*	2008	of Sales*
	(Dollars in thousands)

Manufactured housing	$(7,703)	(43.3)	$(5,674)	(14.7)
Recreational vehicles	(2,810)	(42.6)	(2,768)	(14.8)
General Corporate Expenses	(595)	(2.4)	(387)	(0.7)
Income from life insurance Proceeds	—	—	—	—
Gain on sale of idle property, Plant and equipment	3,396	13.9	670	1.2

Total Operating Loss	$(7,712)	(31.6)	$(8,159)	(14.2)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating loss are based on total sales.
The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of loss as noted above. This segment was also negatively affected by single-section unit sales increasing from 27 percent, as a percentage of segment sales, in the third quarter of fiscal 2008 to 34 percent in the third quarter of fiscal 2009. Single-section homes have lower margins as compared to multi-section homes. In addition, this segment received a larger proportion of certain operating expenses allocated to industry segments based on a percentage of sales. Manufactured housing sales were approximately 73 percent in the third quarter of fiscal 2009 as compared to 67 percent in the third quarter of fiscal 2008. The consolidation of the two Ocala facilities, the severance of personnel at other manufactured housing facilities, and the severance of personnel at the Corporate headquarters also had an adverse effect on operating results.
The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above.
The increase in general corporate expenses occurred primarily due to a change in the prior year in the discount rate used to value the Corporation’s liability for retirement and death benefits.
In the third quarter of fiscal 2009, the Corporation sold an idle recreational vehicle facility in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000. In the same period of fiscal year 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2009 Compared to the Three-Month Period Ended February 29, 2008 (Unaudited) — (Continued)
Interest Income

	February 28,	February 29,
	2009	2008	Decrease
Interest Income	$147	$1,013	$866
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the third quarter of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 0.5 percent. In the third quarter of fiscal 2008, the average amount available for investment was approximately $113 million with a weighted average yield of 3.7 percent.
Benefit for Income Taxes

	February 28,	February 29,
	2009	2008	Increase
	(Dollars in thousands)

Federal	$2,507	$2,375	$132

State	233	201	32

Total	$2,740	$2,576	$164

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the third quarter of fiscal 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2009 Compared to Nine-Month Period Ended February 29, 2009 (Unaudited)
Sales and Unit Shipments

	February 28,		February 29,
	2009	Percent	2008	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$101,352	75.5	$169,355	73.3	$68,003

Recreational vehicles	32,841	24.5	61,551	26.7	28,710

Total Sales	$134,193	100.0	$230,906	100.0	$96,713

Unit Shipments

Manufactured housing	2,217	50.4	3,604	46.8	1,387

Recreational vehicles	2,179	49.6	4,101	53.2	1,922

Total Unit Shipments	4,396	100.0	7,705	100.0	3,309

Manufactured housing unit sales decreased approximately 38 percent, while the industry from May 2008 to January 2009, the latest nine-month period available, decreased approximately 22 percent. In certain geographic markets, such as Florida and Oklahoma, unit sales declined at a greater rate than the overall industry. Adverse conditions that affected the Corporation’s unit sales include:
•	Competitors owning retail sales centers, giving them an advantage in displaying their product
•	A competitor owning finance subsidiaries, giving them an advantage regarding wholesale and retail financing
•	Dealers being unable to obtain wholesale financing
•	Retail customers being unable to obtain retail financing
•	Decreased sales to manufactured housing communities as a result of the communities managing inventory levels
•	Changing consumer preference toward product with lower price points where the Corporation has limited models.
In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2009 Compared to Nine-Month Period Ended February 29, 2009 (Unaudited)
Sales and Unit Shipments — (Continued)
Recreational vehicle unit sales decreased approximately 47 percent, while the industry from May 2008 to January 2009, the latest nine-month period available, decreased approximately 44 percent. Current industry unit sales data for park models is not available.
Cost of Sales

	February 28,	Percent	February 29,	Percent
	2009	of Sales *	2008	of Sales *	Decrease
	(Dollars in thousands)

Manufactured housing	$100,464	99.1	$154,272	91.1	$53,808

Recreational vehicles	34,079	103.8	60,198	97.8	26,119

Consolidated	$134,543	100.3	$214,470	92.9	$79,927

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many of the direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs such as depreciation, property taxes and manufacturing salaries remaining relatively constant despite lower sales. In addition, the Corporation incurred manufacturing costs associated with the consolidation of the two manufactured housing facilities in Ocala, Florida, and the consolidation of the two Pennsylvania manufactured housing facilities in the first quarter of fiscal 2009.
Selling and Administrative Expenses

	February 28,	Percent	February 29,	Percent
	2009	of Sales	2008	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$24,955	18.6	$29,473	12.8	$4,518
Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2009 Compared to Nine-Month Period Ended February 29, 2009 (Unaudited)
Selling and Administrative Expenses — (Continued)
In addition, severance costs were incurred in the third quarter for personnel at both the Corporation’s headquarters and manufacturing facilities, yielding an estimated annualized savings of $900,000. Severance costs were also incurred in the first quarter for personnel at the Corporation’s Pennsylvania and Florida manufactured housing facilities. The costs associated with the Pennsylvania and Florida facilities totaled approximately $300,000.
Operating Loss

	February 28,	Percent	February 29,	Percent
	2009	of Sales*	2008	of Sales*
	(Dollars in thousands)

Manufactured housing	$(15,908)	(15.7)	$(4,531)	(2.7)
Recreational vehicles	(7,803)	(23.8)	(6,877)	(11.2)
General Corporate Expenses	(1,594)	(1.2)	(1,629)	(0.7)
Income from life insurance Proceeds	380	0.3	—	—
Gain on sale of idle property, Plant and equipment	3,396	2.5	670	0.3

Total Operating Loss	$(21,529)	(16.0)	$(12,367)	(5.4)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating loss are based on total sales.
The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of earnings as noted above. This segment was also negatively affected by single-section unit sales increasing from 25 percent, as a percentage of segment sales, in the first three quarters of fiscal 2008 to 33 percent in the first three quarters of fiscal 2009. Single-section homes have lower margins as compared to multi-section homes. The consolidation of the two Ocala facilities and the two Pennsylvania facilities, in addition to the severance of personnel at other manufactured housing facilities and at the Corporate office, also had an adverse effect on operating results.
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
Results of Operations — Nine-Month Period Ended February 28, 2009 Compared to Nine-Month Period Ended February 29, 2009 (Unaudited)
Income from Life Insurance Proceeds
The Corporation realized non-taxable income from life insurance proceeds in the amount of $380,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings for the nine-month period ended February 28, 2009.
In the third quarter of fiscal 2009, the Corporation sold an idle recreational vehicle facility in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000. In the same period of fiscal year 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.
Interest Income

	February 28,	February 29,
	2009	2008	Decrease
	(Dollars in thousands)

Interest Income	$867	$3,554	$2,687
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first nine months of fiscal 2009, the average amount available for investment was approximately $98 million with a weighted average yield of 1.6 percent. In the first nine months of fiscal 2008, the average amount available for investment was approximately $114 million with a weighted average yield of 4.3 percent.
Benefit for Income Taxes

	February 28,	February 29,
	2009	2008	Increase
	(Dollars in thousands)

Federal	$6,918	$2,964	$3,954

State	675	102	573

Total	$7,593	$3,066	$4,527

The benefit provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first nine months of fiscal 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2009 Compared to Nine-Month Period Ended February 29, 2009 (Unaudited)
Liquidity and Capital Resources

	February 28,	May 31,
	2009	2008	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$99,266	$111,579	$12,313
Current assets, exclusive of cash and U.S. Treasury Bills	$33,996	$42,628	$8,632
Current liabilities	$17,422	$21,613	$4,191
Working capital	$115,840	$132,594	$16,754
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $13,069,000 and payment of $4,531,000 in dividends. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $12,829,000. This decrease is attributed to lower sales in February 2009 as compared to May 2008.
Current liabilities decreased due to a $2,684,000 decline in accounts payable, caused primarily by lower sales occurring in February 2009 as compared to May 2008.
Capital expenditures totaled $1,144,000 for the nine months ended February 28, 2009 as compared to $1,601,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. The Corporation began in the third quarter of fiscal 2009 a project to implement an enterprise resource planning (ERP) system. The project is expected to last until mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through February 28, 2009 is approximately $300,000. The goal of the ERP system is to obtain better decision-making information, better react to market conditions, and lower the Corporation’s technology costs.
The cash provided by operating activities, along with current cash and U.S. Treasury Bills, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Other Matters
The provision for federal income taxes in each year approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities.
The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to increase its selling prices on its manufactured housing product to cover an increase in material costs during that period. Increased selling prices were realized during the second and third quarters.
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Availability of wholesale and retail financing
•	The health of the U.S. housing market as a whole
•	Cyclical nature of the manufactured housing and recreational vehicle industries
•	General or seasonal weather conditions affecting sales
•	Potential impact of hurricanes and other natural disasters on sales and raw material costs
•	Potential periodic inventory adjustments by independent retailers
•	Interest rate levels
•	Impact of inflation
•	Impact of rising fuel costs
•	Cost of labor and raw materials
•	Competitive pressures on pricing and promotional costs
•	Catastrophic events impacting insurance costs
•	The availability of insurance coverage for various risks to the Corporation
•	Consumer confidence and economic uncertainty
•	Market demographics
•	Management’s ability to attract and retain executive officers and key personnel
•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 28, 2009, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2009.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2009 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION
DATE: April 3, 2009	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 3, 2009	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002