Form 10-K
period 2009-05-31
SKYLINE CORP
filed 2009-07-31
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,852,762 shares) based on the closing price on the New York Stock Exchange on November 30, 2008 was $158,093,219.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 23, 2009

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K

Proxy Statement dated August 12, 2009 for Annual Meeting of Shareholders to be held September 21, 2009	Part III, Items 10 — 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2009 Annual Meeting of Shareholders to be held on September 21, 2009 (“2009 Proxy Statement”).

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

The Corporation, which is one of the largest producers of manufactured homes in the United States, sold 2,712 manufactured homes in fiscal year 2009.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 16’, doublewide widths from 18’ to 32’, triplewide widths from 30’ to 46’, and quadruple widths from 56’ to 60’. The area of a singlewide ranges from approximately 400 to 1,200 square feet, a doublewide from approximately 700 to 2,400 square feet, a triplewide from approximately 1,600 to 2,900 square feet, and a quadruple at approximately 1,600 square feet.

The Corporation also sold 2,832 recreational vehicles in fiscal 2009, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Sales, operating results and total assets for the manufactured housing and recreational vehicle segments are included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Products and Markets

The Corporation designs, produces and distributes manufactured housing and towable recreational vehicles. Popular floor plans and virtual product tours are available at the Corporation’s internet website, http://www.skylinecorp.com.

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

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 240 independent dealers at 400 locations throughout the United States, and recreational vehicles are distributed by approximately 130 independent dealers at 150 locations throughout the United States. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

Item 1.	Business — (Continued).

The Corporation’s products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation’s products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements in which the Corporation agrees, that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financing institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers. Losses related to repurchases totaled $235,000 and $6,000 in fiscal years 2009 and 2008, respectively. No losses were incurred in fiscal 2007. Additional information regarding these repurchase agreements is included in Note 2, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

Backlog

The Corporation does not consider the existence and extent of backlog to be significant in its business. The Corporation’s production is based on a relatively short manufacturing cycle and dealers’ orders, which continuously fluctuate. As such, the existence of backlog is insignificant at any given date and does not typically provide a reliable indication of the status of the Corporation’s business.

Government Contracts

The Corporation has had no government contracts during the past three years.

Item 1.	Business — (Continued).

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

The manufactured housing industry shipped approximately 82,000 homes in calendar year 2008. In the same period, the Corporation shipped 3,581 homes for a 4.4 percent market share. In calendar year 2007, approximately 96,000 homes were shipped by the industry. In that period, the Corporation shipped 5,140 homes for a 5.4 percent market share.

In fiscal year 2009 the manufactured housing industry shipped approximately 65,000 units, while the Corporation shipped 2,712 units for a 4.2 percent market share.

In fiscal 2008, industry shipments totaled approximately 94,000 units, while the Corporation shipped 4,608 units for a 4.9 percent market share.

Regarding the recreational vehicle industry, the following tables show the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2008			Calendar Year 2007
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailer	128,000	4,009	3.1%	178,000	5,193	2.9%
Fifth Wheels	57,000	333	0.6%	81,000	222	0.3%
Park Models	7,000	127	1.9%	9,000	112	1.2%

	Units Shipped			Units Shipped
	Fiscal Year 2009			Fiscal Year 2008
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel Trailer	88,000	2,564	2.9%	172,000	5,299	3.1%
Fifth Wheels	36,000	188	0.5%	78,000	357	0.5%

The competitive position for park models is not listed because industry data based on the Corporation’s fiscal 2009 is not available.

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

Item 1.	Business — (Continued).

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

Number of Employees

The Corporation employs approximately 1,300 people at the present time.

Executive Officers of the Corporation

Information regarding the Corporation’s executive officers is located in this document under Part III, Item 10.

Item 1.	Business — (Continued).

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

Retail Financing Availability

Customers who purchase the Corporation’s manufactured homes and recreational vehicles generally obtain retail financing from third party lenders. The availability, terms and cost of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond the Corporation’s control. A customer seeking to purchase a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity versus a customer financing the purchase of land and a home. This difference is due to most states classifying home-only manufactured housing loans as personal property rather than real property for purposes of taxation and lien perfection.

In recent years many lenders of home-only financing have tightened credit underwriting standards, with some deciding to exit the industry. These actions resulted in decreased availability of retail financing, causing a negative effect on sales and operating results. If retail financing were to be further curtailed, sales, operating results and cash flows could be adversely affected.

Wholesale Financing Availability

Independent dealers of the Corporation’s products generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits. In recent years the manufactured housing and recreational vehicle industries experienced a reduction in both the number of lenders offering floor planning, and the amount of money available for financing. These events could have a negative impact on a dealer’s ability to purchase manufactured housing and recreational vehicle products, resulting in lower sales, operating results and cash flows.

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

Item 1A.	Risk Factors — (Continued).

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

Cyclical and Seasonal Nature of Business

The industries in which the Corporation operates are highly cyclical, and are impacted by but not limited to the following conditions:

•	Availability of wholesale and retail financing

•	Consumer confidence

•	Interest rates

•	Demographic and employment trends

•	Availability of used or repossessed homes or recreational vehicles

•	Impact of inflation

•	Increased global tensions.

The manufactured housing and recreational vehicle industries are experiencing declining sales primarily as the result of recessionary economic conditions and lack of retail and wholesale financing. Ongoing weakness in both industries could have an adverse effect in demand for the Corporation’s products.

Item 1A.	Risk Factors — (Continued).

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

Increased Fuel Prices

The Corporation’s recreational vehicle products depend on the use of vehicles that operate on gasoline or diesel fuel. In the Corporation’s history there have been periods where the price of gasoline and diesel fuel dramatically increased. These increases resulted in greater cost associated with recreational vehicle travel. This trend could result in decreased sales, operating results and cash flows.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation owns its corporate offices and design facility, which are located in Elkhart, Indiana.

The Corporation’s 14 manufacturing facilities, all of which are owned, are as follows:

Location	Products

California, San Jacinto	Manufactured Housing
California, Hemet	Recreational Vehicles
California, Woodland	Manufactured Housing
Florida, Ocala	Manufactured Housing
Indiana, Bristol	Manufactured Housing
Indiana, Elkhart	Recreational Vehicles
Kansas, Arkansas City	Manufactured Housing
Kansas, Halstead	Manufactured Housing
Ohio, Sugarcreek	Manufactured Housing
Oregon, McMinnville	Manufactured Housing
Pennsylvania, Leola	Manufactured Housing
Texas, Mansfield	Recreational Vehicles
Vermont, Fair Haven	Manufactured Housing
Wisconsin, Lancaster	Manufactured Housing

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. The Corporation has two idle facilities in Ocala, Florida, and idle facilities in Hemet, California; Elkhart, Indiana; Bossier City, Louisiana; Mocksville, North Carolina and Ephrata, Pennsylvania.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended May 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2009 and 2008. At May 31, 2009, there were 889 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2009 and 2008.

	Common Stock				Dividends
	Price Range				Declared Per
	2009		2008		Share
	High	Low	High	Low	2009	2008

First Quarter	$29.22	$21.42	$40.58	$26.93	$.18	$.18
Second Quarter	$30.60	$15.51	$36.82	$27.51	$.18	$.18
Third Quarter	$27.25	$15.55	$35.81	$25.11	$.18	$.18
Fourth Quarter	$23.25	$14.62	$34.60	$25.50	$.18	$.18

The name, address and phone number of our stock transfer agent and registrar is:

Computershare Investor Services
Shareholder Services Division
Two North LaSalle Street
Chicago, Illinois 60602
312-588-4237

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. — (Continued)

Performance

The graph below compares the cumulative, five-year shareholder returns on Skyline Common Stock to the cumulative, five-year shareholder returns on (a) the S&P 500 Stock Index, and (b) an index of peer companies selected by Skyline. The Peer Group is composed of four publicly-held companies which were selected based on similarities in their products and their competitive position in the industry. The companies comprising the Peer Group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc., Champion Enterprises, Inc., Coachmen Industries, Inc. and Fleetwood Enterprises, Inc. The comparison assumes $100 was invested on May 31, 2004 in Skyline common stock and in each of the foregoing indices, including reinvestment of dividends (although Skyline has no dividend reinvestment plan).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Skyline Corporation, The S&P 500 Index
And A Peer Group

*	$100 invested on 5/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending May 31.

	5/04	5/05	5/06	5/07	5/08	5/09
Skyline Corporation	100.00	101.90	98.10	94.21	77.76	59.80
S&P 500	100.00	108.24	117.59	144.39	134.72	90.84
Peer Group	100.00	85.90	96.37	92.07	53.25	4.47

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

Dollars in thousands except per share data

	2009	2008	2007	2006	2005

FOR THE YEAR
Sales	$166,676	$301,765	$365,473	$508,543	$454,324
Net (loss) earnings	$(15,434)	$(5,556)	$2,593	$14,292	$5,452
Cash dividends declared	$6,042	$6,041	$22,824	$6,041	$14,433
Capital expenditures	$1,574	$2,092	$4,968	$2,485	$2,356
Depreciation	$2,704	$3,181	$3,148	$3,154	$3,389
Weighted average common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$104,374	$132,594	$141,828	$164,225	$154,663
Current ratio	7.8:1	7.1:1	6.2:1	5.1:1	5.1:1
Property, plant and equipment, net	$30,598	$32,535	$35,806	$34,069	$35,838
Total assets	$168,119	$196,999	$214,940	$248,403	$237,437
Total liabilities	$23,377	$30,781	$37,125	$50,649	$47,934
Shareholders’ equity	$144,742	$166,218	$177,815	$197,754	$189,503
PER SHARE
Basic (loss) earnings	$(1.84)	$(.66)	$.31	$1.70	$.65
Cash dividends declared	$.72	$.72	$2.72	$.72	$1.72
Shareholders’ equity	$17.25	$19.81	$21.19	$23.57	$22.58

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and distributes manufactured housing (single-section, multi-section and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.). To better serve the needs of its dealers and communities, the Corporation has fourteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

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

Manufactured Housing and Recreational Vehicle Industry Conditions — (Continued)

This decline, caused primarily by the current economic recession, rising unemployment, decreasing consumer confidence and tightening credit markets for both retail and wholesale financing resulted in calendar 2008 industry sales of approximately 82,000 units, the lowest on record. Furthermore, the Manufactured Housing Institute reported that the seasonally adjusted annual rate (SAAR) of unit shipments in May 2009 was approximately 48,000. The SAAR corrects for seasonal variations in shipments and projects an annual shipments pace based on the current monthly total.

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

Manufactured housing shipments were also hindered by a significant decline in available inventory financing. According to the Manufactured Housing Institute, in the fourth quarter of 2008, three national floor plan lenders announced plans to scale back their support for industry dealers. In addition, a January 2009 survey of HUD-Code dealers revealed that 60 percent of dealers lost at least one source of floor plan lending. Among dealers that lost a floor plan lending source, 70 percent had not secured a replacement.

Manufactured housing shipments are also negatively impacted by a recession in the site-built housing industry. The site-built housing industry is currently experiencing declining existing home sales, housing starts and home prices. In addition, the industry is also hindered by increasing home foreclosures.

In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. In recent years industry sales of travel trailers and fifth wheels, as published by the Recreational Vehicle Industry Association, declined as follows:

Calendar Year	Unit Sales

2006	292,000
2007	259,000
2008	185,000
2009 (estimated)	112,000

This decrease is the result of the economic recession, decreasing consumer confidence and household wealth, tightening credit markets for retail and wholesale financing, excess inventory of new recreational vehicles, recreational vehicle dealers purchasing repossessed units, and rising gasoline prices throughout most of 2008. Unit sales for 2009 are estimated to decline further to a total of approximately 112,000.

As a result of declining market conditions, the Corporation took the following actions during fiscal 2009:

•	Consolidated the operations of a manufactured housing facility in Ephrata, Pennsylvania and a manufactured housing facility in Leola, Pennsylvania

•	Consolidated the operations of the two manufactured housing facilities in Ocala, Florida

•	Consolidated the operations of the two recreational vehicle facilities in Hemet, California

•	Consolidated the operations of the two recreational vehicle facilities in Elkhart, Indiana

•	Sold an idle recreational vehicle facility in McMinnville, Oregon

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Manufactured Housing and Recreational Vehicle Industry Conditions — (Continued)

•	Pursued opportunities to expand manufactured housing, park model and recreational vehicle sales in the United States and Canada

•	Pursued opportunities to expand park model sales in the United States.

Outlook

The Corporation encountered a challenging business environment in fiscal 2009, and it cannot determine with certainty the business environment for fiscal 2010. This environment includes the Manufactured Housing Institute reporting a SAAR in May 2009 of approximately 48,000 units. The Recreational Vehicle Industry Association forecasts travel trailer and fifth wheel unit sales at approximately 112,000 in calendar 2009.

The Manufactured Housing Institute reports that recent legislative actions could have a favorable impact on industry sales. The Housing and Economic Recovery Act of 2008 (HERA) contains provisions that will facilitate changes to the Federal Housing Administration’s Title I Insurance Program. This program insures manufactured housing personal property loans, and in 2009 the loan limits increased from $48,600 to $69,678. HERA also imposed on Fannie Mae and Freddie Mac a “Duty to Serve” the manufactured housing industry, where both companies will be compelled to become more involved in funding manufactured housing loans. Beginning in 2010, both Fannie Mae and Freddie Mac will be evaluated yearly on whether or not this obligation is met. The American Recovery and Reinvestment Act of 2009 contains a tax credit up to $8,000 that applies to any purchase of a primary residence by a first-time home buyer through the end of 2009. Finally, the Small Business Administration, (SBA), initiated a pilot program to provide floor plan lending to manufactured housing and recreational vehicle dealers. The program commenced July 1, 2009, and is expected to operate until September 30, 2010, at which time the SBA will determine whether or not to extend the program.

The Recreational Vehicle Industry Association reports that although travel trailer and fifth wheel unit sales are estimated at approximately 112,000 for calendar 2009, population trends continue to favor recreational vehicle sales. Baby-boomers continue to enter the age range where recreational vehicle ownership is the highest. By the end of this decade, the number of consumers aged 50 to 64 will total 57 million, 38 percent higher than in 2000. Another positive trend is the credit worthiness of RV consumers. From 1999 to 2007, the delinquency rate on RV loans was approximately one percent as compared to two percent for other consumer loans.

The Corporation is actively reviewing ways to decrease expenses and improve processes, communicating with dealers and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Outlook — (Continued)

Results of Operations — Fiscal 2009 Compared to Fiscal 2008

Sales and Unit Shipments

	2009	Percent	2008	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured Housing	$123,930	74.4	$214,794	71.2	$90,864
Recreational Vehicles	42,746	25.6	86,971	28.8	44,225

Total Sales	$166,676	100.0	$301,765	100.0	$135,089

Unit Shipments
Manufactured Housing	2,712	48.9	4,608	44.3	1,896
Recreational Vehicles	2,832	51.1	5,797	55.7	2,965

Total Unit Shipments	5,544	100.0	10,405	100.0	4,861

Manufactured housing unit sales decreased approximately 41 percent, while the industry decreased approximately 31 percent. In certain geographic markets, such as Texas and Oklahoma, unit sales declined at a rate greater than the overall industry. Adverse conditions that affected the Corporation’s unit sales include:

•	Competitors owning retail sales centers, giving them an advantage in displaying their product

•	A competitor owning finance subsidiaries, giving them an advantage regarding wholesale and retail financing

•	Dealers being unable to obtain wholesale financing

•	Retail customers being unable to obtain retail financing

•	Dealers purchasing repossessed units over new units

•	Decreased sales to manufactured housing communities as a result of the communities managing inventory levels

•	Changing consumer preference toward product with lower price points where the Corporation has limited models.

In addressing these conditions, the Corporation is working with the communities as they manage inventory levels, and developing product with lower price points that will meet consumer demand.

Recreational vehicle unit sales decreased approximately 51 percent, while the industry unit sales for travel trailers and fifth wheels decreased approximately 50 percent. Current industry unit sales data for park models is not available.

Cost of Sales

		Percent of		Percent of
	2009	Sales*	2008	Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$121,813	98.3	$194,822	90.7	$73,009
Recreational Vehicles	43,809	102.5	84,134	96.7	40,325

Consolidated	$165,622	99.4	$278,956	92.4	$113,334

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — (Continued)

Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many direct manufacturing costs. As a percentage of sales, cost of sales increased as a result of certain manufacturing overhead costs such as depreciation, property taxes and manufacturing salaries remaining relatively constant despite lower sales. In addition, the Corporation incurred during fiscal 2009 approximately $300,000 in manufacturing costs associated with the consolidation of manufactured housing and recreational vehicle facilities in Pennsylvania, Florida, California and Indiana. In fiscal 2008, the Corporation incurred approximately $800,000 in manufacturing costs associated with the consolidation or closure of manufactured housing facilities in Florida and Louisiana, and a recreational vehicle facility in Oregon.

Selling and Administrative Expenses

		Percent of		Percent of
	2009	Sales	2008	Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$30,735	18.4	$36,770	12.2	$6,035

Selling and administrative expenses decreased due primarily to a decrease in salaries, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed. In addition, approximately $800,000 in severance costs was incurred for personnel at both the Corporation’s headquarters and manufacturing facilities. This reduction in personnel is estimated to yield an annualized savings of $1,500,000.

Operating Loss

		Percent of		Percent of
	2009	Sales*	2008	Sales*
	(Dollars in thousands)

Manufactured Housing	$(18,304)	(14.8)	$(4,200)	(2.0)
Recreational Vehicles	(9,435)	(22.1)	(7,750)	(8.9)
General Corporate Expenses	(1,942)	(1.2)	(2,011)	(0.7)
Income from Life Insurance Proceeds	380	0.2	—	—
Gain on Sale of Idle Property, Plant and Equipment	3,396	2.0	670	0.2

Total Operating Loss	$(25,905)	(15.5)	$(13,291)	(4.4)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds, gain on sale of idle property, plant and equipment and total operating loss are based on total sales.

The operating loss for manufactured housing was primarily due to the impact of decreased sales on the components of loss as noted above. This segment was also negatively affected by single-section unit sales increasing from 26 percent, as a percentage of segment sales, in fiscal 2008 to 33 percent in fiscal 2009. Single-section homes have lower margins as compared to multi-section homes. The consolidation of the manufactured housing facilities, the severance of personnel at other manufactured housing facilities, and the severance of personnel at the Corporate headquarters also had an adverse effect on operating results.

The operating loss for recreational vehicles increased primarily due to the impact of decreased sales on the components of earnings as noted above. The consolidation of facilities in California and Indiana also had a negative impact on operating results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — (Continued)

The Corporation purchased life insurance contracts on certain employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $380,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

In the third quarter of fiscal 2009, the Corporation sold an idle recreational vehicle facility located in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000. In the same period of fiscal 2008, the Corporation sold an idle manufactured housing facility located in Goshen, Indiana. The sale resulted in a pre-tax gain of $670,000.

Interest Income

	2009	2008	Decrease
	(Dollars in thousands)

Interest Income	$911	$4,153	$3,242

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2009, the average amount available for investment was approximately $96 million with a weighted average yield of 1.6 percent. In fiscal 2008, the average amount available for investment was approximately $101 million with a weighted average yield of 4.1 percent.

Benefit for Income Taxes

	2009	2008	Increase
	(Dollars in thousands)

Federal	$(8,749)	$(3,204)	$5,545
State	(811)	(378)	433

Total	$(9,560)	$(3,582)	$5,978

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in fiscal 2009 and 2008. Additional information regarding incomes taxes is located in Note 1 in Notes to Consolidated Financial Statements included in this document under Item 8.

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

The Corporation worked throughout fiscal 2008 to address these issues. An existing recreational vehicle facility in Hemet, California was renovated to exclusively produce models with fiberglass bonded wall construction. Production of these units commenced in the fourth quarter of fiscal 2008. This facility is in addition to the Elkhart, Indiana facility that opened in the third quarter of fiscal 2007 to solely produce fiberglass bonded models. Regarding metal-sided product, changes were made to make it more competitively priced, and to better meet consumer tastes. These combined actions resulted in sales of $44,090,000 in the last half of fiscal 2008 as compared to $39,599,000 in the last half of fiscal 2007. In addition, the market share for travel trailers and fifth wheels increased from 2 percent in the last half of fiscal 2007 to 2.3 percent in last half of fiscal 2008.

Cost of Sales

		Percent		Percent
		of		of
	2008	Sales*	2007	Sales*	Decrease
	(Dollars in thousands)

Manufactured Housing	$194,822	90.7	$240,689	88.4	$45,867
Recreational Vehicles	84,134	96.7	86,825	93.3	2,691

Consolidated	$278,956	92.4	$327,514	89.6	$48,558

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

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

Selling and Administrative Expenses

		Percent		Percent
		of		of
	2008	Sales	2007	Sales	Decrease
	(Dollars in thousands)

Selling and Administrative Expenses	$36,770	12.2	$40,372	11.0	$3,602

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — (Continued)

Selling and administrative expenses decreased due to a decrease in salaries, performance based compensation, a continuing effort to control costs and a change in the valuation of the Corporation’s liability for retirement and death benefits offered to certain employees. Additional information regarding the change in valuation is included in Note 4 in Notes to Consolidated Financial Statements included in this document under Item 8. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed.

Operating (Loss) Earnings

		Percent of		Percent of
	2008	Sales*	2007	Sales*
	(Dollars in thousands)

Manufactured Housing	$(4,200)	(2.0)	$4,276	1.6
Recreational Vehicles	(7,750)	(8.9)	(4,154)	(4.5)
General Corporate Expenses	(2,011)	(0.7)	(2,535)	(0.7)
Gain on Sale of Idle Property, Plant and Equipment	670	0.2	—	—

Total Operating Loss	$(13,291)	(4.4)	$(2,413)	(0.7)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, gain on sale of idle property, plant and equipment and total operating (loss) earnings are based on total sales.

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

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2008, the average amount available for investment was approximately $101 million with a weighted average yield of 4.1 percent. In fiscal 2007, the average amount available for investment was approximately $120 million with a weighted average yield of 4.9 percent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Results of Operations — Fiscal 2008 Compared to Fiscal 2007 — (Continued)

(Benefit) Provision for Income Taxes

	2008	2007	Increase
	(Dollars in thousands)

Federal	$(3,204)	$1,135	$4,339
State	(378)	(329)	49

Total	$(3,582)	$806	$4,388

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

Liquidity and Capital Resources

	May 31,
	2009	2008	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$94,786	$111,579	$16,793
Current Assets, Exclusive of Cash and U.S. Treasury Bills	$24,973	$42,628	$17,655
Current Liabilities	$15,385	$21,613	$6,228
Working Capital	$104,374	$132,594	$28,220

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $15,434,000. Current assets, exclusive of cash and U.S. Treasury Bills, declined primarily due to a decrease in accounts receivable of $11,801,000. This decrease is attributed to lower sales in May 2009 as compared to May 2008, and cash sales constituting approximately 50 percent of sales in May 2009 as compared to approximately 35 percent in May 2008. In addition, inventories decreased $3,648,000 due to declining sales and the consolidation of manufacturing facilities. Finally, other current assets decreased $2,206,000 due primarily to refundable federal income taxes at May 31, 2008 that were received during fiscal 2009.

Current liabilities decreased primarily due to a decline in accounts payable of $2,114,000, accrued salaries and wages of $1,189,000, accrued marketing programs of $1,374,000 and accrued warranty of $1,518,000. Accounts payable and accrued marketing programs declined due to decreased sales activity. Accrued salaries and wages decreased due to a reduced employee headcount, and the timing of payroll payments at May 31, 2009 as compared to May 31, 2008. Accrued warranty decreased reflecting lower sales volume, and improvement in warranty claims experience.

Capital expenditures totaled $1,574,000 for fiscal 2009 as compared to $2,092,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. The Corporation began in the third quarter of fiscal 2009 a project to implement an enterprise resource planning (ERP) system. The project is expected to last until mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through May 31, 2009 is approximately $500,000. The goal of the ERP system is to obtain better decision-making information, better react to market conditions, and lower the Corporation’s technology costs.

The cash provided by operating activities, along with current cash and other short-term investments, is expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met through funds generated internally.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$951	$454	$403	$65	$29

The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2009:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Repurchase Agreements	$36,000	$36,000	$—	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 to the Notes to the Consolidated Financial Statements. During fiscal year 2009 and 2008, the Corporation experienced a $235,000 and $6,000 loss on the sale of repurchased units, respectively. No losses on the sales of repurchased units were incurred in fiscal 2007.

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

The following accounting policies are considered to require a significant estimate:

Revenue Recognition

The Corporation’s accounting for revenue recognition is referenced in Note 1 of the Notes to Consolidated Financial Statements.

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

Critical Accounting Policies — (Continued)

Health Insurance

The Corporation utilizes a combination of insurance companies and self-insurance in offering health insurance coverage to its employees. Costs of claims incurred but not paid are accrued based on past claims experience and relevant trend factors provided by the insurance companies.

Depreciation

The Corporation’s accounting for depreciation is referenced in the “Property, plant and equipment” disclosure in Note 1 of the Notes to Consolidated Financial Statements.

Newly Issued Accounting Standards

The effect of newly issued accounting standards on the Corporation is addressed in Note 1 of the Notes to Consolidated Financial Statements.

Other Matters

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to increase its selling prices on its manufactured housing product to cover an increase in material costs during that period. Increased selling prices were realized during the remaining three quarters.

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

Forward Looking Information — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2009 and 2008, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended May 31, 2009. We also have audited the Corporation’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

South Bend, Indiana
July 15, 2009

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)

ASSETS
Current Assets:
Cash	$9,836	$10,557
U.S. Treasury Bills, at cost plus accrued interest	84,950	101,022
Accounts receivable, net	6,443	18,244
Inventories	6,502	10,150
Other current assets	12,028	14,234

Total Current Assets	119,759	154,207

Property, Plant and Equipment, at Cost:
Land	5,297	5,300
Buildings and improvements	61,773	63,410
Machinery and equipment	27,915	30,561

	94,985	99,271
Less accumulated depreciation	64,387	66,736

Net Property, Plant and Equipment	30,598	32,535

Noncurrent Deferred Tax Assets	11,851	4,044
Other Assets	5,911	6,213

Total Assets	$168,119	$196,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,853	$3,967
Accrued salaries and wages	3,132	4,321
Accrued marketing programs	1,383	2,757
Accrued warranty and related expenses	4,619	6,137
Accrued workers’ compensation	1,851	1,222
Other accrued liabilities	2,547	3,209

Total Current Liabilities	15,385	21,613

Other Deferred Liabilities	7,992	9,168

Commitments and Contingencies — See Note 2
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	205,246	226,722
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	144,742	166,218

Total Liabilities and Shareholders’ Equity	$168,119	$196,999

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings
For the Years Ended May 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except share
	and per share amounts)

OPERATIONS
Sales	$166,676	$301,765	$365,473
Cost of sales	165,622	278,956	327,514

Gross profit	1,054	22,809	37,959
Selling and administrative expenses	30,735	36,770	40,372
Income from life insurance proceeds	380	—	—
Gain on sale of idle property, plant and equipment	3,396	670	—

Operating loss	(25,905)	(13,291)	(2,413)
Interest income	911	4,153	5,812

(Loss) earnings before income taxes	(24,994)	(9,138)	3,399

(Benefit) provision for income taxes:
Federal	(8,749)	(3,204)	1,135
State	(811)	(378)	(329)

	(9,560)	(3,582)	806

Net (loss) earnings	$(15,434)	$(5,556)	$2,593

Basic (loss) earnings per share	$(1.84)	$(.66)	$.31

Cash dividends per share	$.72	$.72	$2.72

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$226,722	$238,319	$258,258
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax (See Note 6)	—	—	292

Adjusted balance at beginning of year	226,722	238,319	258,550
Net (loss) earnings	(15,434)	(5,556)	2,593
Cash dividends paid	(6,042)	(6,041)	(22,824)

Balance at end of year	$205,246	$226,722	$238,319

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows
For the Years Ended May 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(15,434)	$(5,556)	$2,593
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	2,704	3,181	3,148
Gain on sale of idle property, plant and equipment	(3,396)	(670)	—
Change in assets and liabilities:
Accrued interest receivable	81	649	(211)
Accounts receivable	11,801	4,516	8,999
Inventories	3,648	411	747
Other current assets	2,206	(2,853)	(2,844)
Accounts payable, trade	(2,114)	(1,195)	(3,622)
Accrued liabilities	(4,114)	(4,306)	(9,414)
Other, net	(8,998)	(705)	(188)

Net cash used in operating activities	(13,616)	(6,528)	(792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	$238,945	$412,136	$275,874
Purchase of U.S. Treasury Bills	(222,954)	(397,942)	(338,815)
Proceeds from maturity of U.S. Treasury Notes	—	—	90,000
Proceeds from sale of idle property, plant and equipment	4,115	2,676	—
Purchase of property, plant and equipment	(1,574)	(2,092)	(4,968)
Other, net	405	(28)	(158)

Net cash provided by investing activities	18,937	14,750	21,933

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,042)	(6,041)	(22,824)

Net cash used in financing activities	(6,042)	(6,041)	(22,824)

Net (decrease) increase in cash	(721)	2,181	(1,683)
Cash at beginning of year	10,557	8,376	10,059

Cash at end of year	$9,836	$10,557	$8,376

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

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

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were increased by income taxes received of $4,219,000 in fiscal 2009 and $1,443,000 in fiscal 2008. Cash flows from operating activities were reduced by income taxes paid of $3,466,000 in fiscal 2007.

Investments  — The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.

The cost and accrued interest of U.S. Treasury Bills, which approximates fair market value, totaled $84,950,000 and $101,022,000 at May 31, 2009 and 2008, respectively. The fair market value is determined by a secondary market for U.S. Treasury Securities. The Corporation does not have any other financial instruments which have market values differing from recorded values.

Accounts receivable — Trade receivables are based on the amounts billed to customers. The Corporation does not accrue interest on any of its trade receivables. The allowance for doubtful accounts was $0 and May 31, 2009, and $100,000 at May 31, 2008.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Total inventories consist of the following:

	May 31,
	2009	2008
	(Dollars in thousands)

Raw Materials	$3,886	$4,897
Work In Process	2,616	5,051
Finished Goods	—	202

	$6,502	$10,150

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

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at the beginning of the period	$9,037	$10,600	$12,111
Accruals for warranties	5,598	9,654	13,060
Settlements made during the period	(7,616)	(11,217)	(14,571)

Balance at the end of the period	7,019	9,037	10,600
Non-current balance included in other deferred liabilities	2,400	2,900	3,300

Accrued warranty and related expenses	$4,619	$6,137	$7,300

Other deferred liabilities — Other deferred liabilities consist of the following:

	May 31,
	2009	2008
	(Dollars in thousands)

Deferred compensation expense	$5,592	$6,079
Accrued warranty and related expenses	2,400	2,900
Other deferred expense	—	189

	$7,992	$9,168

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Income taxes — The federal and state income (benefit) tax provision is summarized as follows:

	Year Ended May 31,
	2009	2008	2007
	(Dollars in thousands)

Current
Federal	$(1,996)	$(3,771)	$49
State	75	113	(371)

	(1,921)	(3,658)	(322)

Deferred
Federal	(6,753)	568	1,086
State	(886)	(492)	42

	(7,639)	76	1,128

	$(9,560)	$(3,582)	$806

The difference between the Corporation’s statutory federal income tax rate (35 percent in 2009 and 2008, and 34 percent in 2007) and the effective income tax rate is due primarily to state income taxes as follows:

	Year Ended May 31,
	2009	2008	2007
	(Dollars in thousands)

Income taxes at statutory federal rate	$(8,748)	$(3,198)	$1,156
State income taxes, net of federal tax effect	(527)	(246)	(217)
New Energy Efficient Home Credit	(324)	(125)	(176)
Alternative Fuel Credit	(32)	(37)	—
Other, net	71	24	43

Income (benefit) tax provision	$(9,560)	$(3,582)	$806

Effective tax rate	38.3%	39.2%	23.7%

In fiscal 2007 the Corporation received favorable rulings on certain state tax positions which resulted in state refunds net of federal taxes of $144,000.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred tax assets are as follows:

	May 31,
	2009	2008
	(Dollars in thousands)

Current deferred tax assets
Accrued marketing programs	$223	$466
Accrued warranty expense	1,619	2,455
Accrued workers’ compensation	1,522	1,376
Accrued vacation	432	494
State net operating loss carryforward	2,656	1,092
Other	(239)	102

Gross current deferred tax assets	6,213	5,985

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	1,970	2,171
Accrued warranty expense	1,140	1,160
Federal net operating loss carryforward	7,459	—
Federal tax credit carryforward	498	—
Depreciation	568	475
Other	216	237

Gross noncurrent deferred tax assets	11,851	4,043

Total gross deferred tax asset	18,064	10,028
Valuation allowance	(1,131)	(734)

Net deferred tax asset	$16,933	$9,294

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance relates to certain state tax assets that the Corporation considers more likely than not to not be realized due to a lack of projected taxable income in certain states. There have been no changes in the judgments regarding the realizability of deferred tax assets during the periods presented. In fiscal 2009, the valuation allowance increased approximately $397,000 due mainly to uncertainty of realizing state net operating loss carryforwards.

No federal valuation allowance was recorded in fiscal 2009 against the federal net deferred tax assets; including the federal net operating loss carryforward asset of $7,459,000 and federal tax credits of $498,000 expiring in fiscal 2029. The Corporation believes that based on its historical performance, it will more likely than not realize the benefits of its federal net deferred tax assets.

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

The amount of unrecognized tax benefits at May 31, 2009 and 2008 totaled approximately $100,000. This amount would increase operating income thus impacting the Corporation’s effective tax rate, if ultimately recognized in income.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2005. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.

The Corporation does not expect the amount of unrecognized tax benefits to significantly increase in the next twelve months. Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at May 31, 2009 were insignificant.

Recently issued accounting pronouncements — The Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2009, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.

Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the agreement, generally 12 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $36 million at May 31, 2009 and $70 million at May 31, 2008.

The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

The Corporation believes that any potential loss under the agreements in effect at May 31, 2009 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2009	2008	2007
	(Dollars in thousands)

Number of units repurchased	88	104	78
Obligations from units repurchased	$1,784	$1,865	$1,244
Net loss on repurchased units	$235	$6	$—

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense for fiscal year 2009 was approximately $800,000, fiscal year 2008 was approximately $1,000,000 while lease expense

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

for the fiscal year 2007 was approximately $1,100,000. Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in
thousands)

2010	$454
2011	268
2012	135
2013	57
2014	8
Thereafter	29

$951

The Corporation utilizes a combination of insurance coverage and self-insurance for certain items, including workers’ compensation and group health benefits. Liabilities for workers’ compensation are recognized for estimated future medical costs and indemnity costs. Liabilities for group health benefits are recognized for claims incurred but not paid. Insurance reserves are estimated based upon a combination of historical data and actuarial information. Actual results could differ from these estimates.

NOTE 3	Purchase of Treasury Stock

The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2009, 2008 and 2007, the Corporation did not acquire any shares of its common stock. At May 31, 2009, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 4	Employee Benefits

A)	PROFIT SHARING PLANS AND 401 (K) PLANS

The Corporation has two deferred profit sharing plans (“Plans”), which together cover substantially all of its employees. The Plans are defined contribution plans to which the Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested primarily in United States Government Securities. No contributions were made for the fiscal years ended May 31, 2009 and 2008. For year ended May 31, 2007 contributions to the Plans were $1,717,000.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B)	RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. The Corporation also purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 7.0 percent in fiscal 2009, 6.5 percent in fiscal 2008 and 6.0 percent in fiscal 2007. The amount accrued for such arrangements totaled $5,592,000, $6,079,000 and $6,522,000 at May 31, 2009, 2008 and 2007, respectively. The amount (credited) charged to operations under these

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

arrangements was $(304,000), $(215,000) and $406,000 for the years ended May 31, 2009, 2008 and 2007 respectively. The amount credited or charged to operations is directly related to changes in the discount rate, and the number of participants with arrangements with the Corporation.

NOTE 5	Industry Segment Information

The Corporation designs, produces and distributes manufactured housing (single section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	May 31,
	2009	2008	2007

Manufactured Housing	74%	71%	75%
Recreational Vehicles	26%	29%	25%

	100%	100%	100%

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

	2009	2008	2007
	(Dollars in thousands)

SALES
Manufactured housing	$123,930	$214,794	$272,383
Recreational vehicles	42,746	86,971	93,090

Total sales	$166,676	$301,765	$365,473

(LOSS) EARNINGS BEFORE INCOME TAXES
Operating (Loss) Earnings
Manufactured housing	$(18,304)	$(4,200)	$4,276
Recreational vehicles	(9,435)	(7,750)	(4,154)
General corporate expenses	(1,942)	(2,011)	(2,535)
Income from life insurance proceeds	380	—	—
Gain on sale of idle property, plant and equipment	3,396	670	—

Total operating loss	(25,905)	(13,291)	(2,413)
Interest income	911	4,153	5,812

(Loss) earnings before income taxes	$(24,994)	$(9,138)	$3,399

IDENTIFIABLE ASSETS
Operating assets
Manufactured housing	$65,359	$71,043	$77,330
Recreational vehicles	17,810	24,934	21,746

Total operating assets	83,169	95,977	99,076
U.S. Treasury bills	84,950	101,022	115,864

Total assets	$168,119	$196,999	$214,940

DEPRECIATION
Manufactured housing	$2,206	$2,521	$2,525
Recreational vehicles	498	660	623

Total depreciation	$2,704	$3,181	$3,148

CAPITAL EXPENDITURES
Manufactured housing	$1,322	$1,483	$4,409
Recreational vehicles	252	609	559

Total capital expenditures	$1,574	$2,092	$4,968

NOTE 6	Staff Accounting Bulletin No. 108

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

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

NOTE 7	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$62,597	$47,210	$24,386	$32,483	$166,676
Gross profit (loss)	2,203	829	(3,382)	1,404	1,054
Net (loss)	(4,146)	(4,098)	(4,825)	(2,365)	(15,434)
Basic (loss) per share	(.49)	(.49)	(.58)	(.28)	(1.84)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$96,394	$77,198	$57,314	$70,859	$301,765
Gross profit	10,319	5,823	294	6,373	22,809
Net earnings (loss)	709	(1,886)	(4,570)	191	(5,556)
Basic earnings (loss) per share	.08	(.22)	(.54)	.02	(.66)

As previously noted in Note 4, Employee Benefits, no contributions were made to the Corporation’s profit sharing plans in fiscal 2008. This resulted in an approximately $2,200,000 favorable impact on operating results in the fourth quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2009, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2009.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2009.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s fiscal 2009 financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2009, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2009 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9A.	Controls and Procedures. — (Continued)

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009. In addition, on September 18, 2008 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 18, 2008. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	73	Chairman and Chief Executive Officer
Charles W. Chambliss	59	Vice President-Product Development and Engineering
Terrence M. Decio	57	Vice President-Marketing and Sales
Martin R. Fransted	57	Corporate Controller and Secretary
Christopher R. Leader	50	Vice President-Operations
Bruce G. Page	59	Vice President-Operations
Jon S. Pilarski	46	Vice President-Finance, Treasurer, Chief Financial Officer

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

Christopher R. Leader, Vice President-Operations, joined the Corporation in 1997 and was elected Vice President in 1997. Mr. Leader’s employment was terminated on June 1, 2009, resulting from the Corporation’s decision to eliminate his position.

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

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.) — (Continued)

and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 21, 2009 is incorporated herein by reference.

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

DATE: July 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Jon S. Pilarski Jon S. Pilarski	Vice President-Finance, Treasurer, Chief Financial Officer	July 23, 2009

BY: /s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 23, 2009

BY: /s/ Arthur J. Decio Arthur J. Decio	Director	July 23, 2009

BY: /s/ John C. Firth John C. Firth	Director	July 23, 2009

BY: /s/ Jerry Hammes Jerry Hammes	Director	July 23, 2009

BY: /s/ William H. Lawson William H. Lawson	Director	July 23, 2009

BY: /s/ David T. Link David T. Link	Director	July 23, 2009

BY: /s/ Andrew J. McKenna Andrew J. McKenna	Director	July 23, 2009