Form 10-Q
period 2009-08-31
SKYLINE CORP
filed 2009-10-09
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 9, 2009

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2009	May 31, 2009
	(Unaudited)

ASSETS
Current Assets:
Cash	$9,094	$9,836
U.S. Treasury Bills, at cost plus accrued interest	79,987	84,950
Accounts receivable	5,887	6,443
Inventories	6,306	6,502
Other current assets	13,840	12,028

Total Current Assets	115,114	119,759

Property, Plant and Equipment, at Cost:
Land	5,297	5,297
Buildings and improvements	61,773	61,773
Machinery and equipment	28,071	27,915

	95,141	94,985
Less accumulated depreciation	64,921	64,387

Net Property, Plant and Equipment	30,220	30,598

Noncurrent Deferred Tax Assets	12,171	11,851

Other Assets	5,459	5,911

Total Assets	$162,964	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	August 31, 2009	May 31, 2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,669	$1,853
Accrued salaries and wages	3,525	3,132
Accrued marketing programs	2,140	1,383
Accrued warranty and related expenses	4,643	4,619
Accrued workers’ compensation	2,090	1,851
Other accrued liabilities	1,582	2,547

Total Current Liabilities	15,649	15,385

Other Deferred Liabilities	7,991	7,992

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	199,828	205,246
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	139,324	144,742

Total Liabilities and Shareholders’ Equity	$162,964	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month Periods Ended August 31, 2009 and 2008
(Dollars in thousands, except share and per share amounts)

	2009	2008
	(Unaudited)
OPERATIONS
Sales	$35,874	$62,597
Cost of sales	35,597	60,394

Gross profit	277	2,203
Selling and administrative expenses	6,838	9,064
Income from life insurance proceeds	412	—

Operating loss	(6,149)	(6,861)
Interest income	36	390

Loss before income taxes	(6,113)	(6,471)
Benefit for income taxes:
Federal	(2,023)	(2,179)
State	(183)	(146)

	(2,206)	(2,325)

Net loss	$(3,907)	$(4,146)

Basic loss per share	$(.47)	$(.49)

Cash dividends	$.18	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$205,246	$226,722
Net loss	(3,907)	(4,146)
Cash dividends paid	(1,511)	(1,511)

Balance at end of period	$199,828	$221,065

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended August 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,907)	$(4,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	534	705
Change in assets and liabilities:
Accrued interest receivable	1	(154)
Accounts receivable	556	2,544
Inventories	196	467
Other current assets	(1,812)	(2,275)
Accounts payable, trade	(184)	(258)
Accrued liabilities	448	(466)
Other, net	(319)	(243)

Net cash used in operating activities	(4,487)	(3,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury
Bills	$64,947	$61,249
Purchase of U.S. Treasury Bills	(59,985)	(56,123)
Purchase of property, plant and equipment	(154)	(239)
Other, net	448	(30)

Net cash provided by investing activities	5,256	4,857

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(1,511)

Net cash used in financing activities	(1,511)	(1,511)

Net decrease in cash	(742)	(480)
Cash at beginning of period	9,836	10,557

Cash at end of period	$9,094	$10,077

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2009, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2009 and 2008. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2009 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
The Corporation invests in U.S. Government Securities, which are typically held until maturity and are therefore classified as held-to-maturity. The securities are carried at amortized cost, which approximates fair value. The fair market value is determined by a secondary market for U.S. Government Securities.
Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	August 31, 2009	May 31, 2009
	(Dollars in thousands)

Raw Materials	$3,704	$3,886

Work In Process	2,550	2,616

Finished Goods	52	—

	$6,306	$6,502

The Corporation accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, net deferred tax asset and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The Corporation believes that it is more likely than not that the current and long-term net deferred tax asset will reduce future income tax payments. The Corporation has considered its future operating environment and tax planning strategies in making its assessment. There are significant assumptions inherent in the Corporation’s assessment of its net deferred tax asset. Changes in these assumptions would impact the estimated amount of net deferred tax asset. Should the Corporation determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the net deferred tax asset to the amount that is more likely than not to be realized, would reduce net income in the period such determination was made.
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
Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary. A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the period	$7,019	$9,037
Accruals for warranties	1,613	2,040
Settlements made during the period	(1,589)	(2,382)

Balance at the end of the period	7,043	8,695

Non-current balance included in other deferred liabilities	2,400	2,900

Accrued warranty and related expenses	$4,643	$5,795

The Corporation was contingently liable at August 31, 2009 under purchase agreements with certain financial institutions providing inventory financing for retailers of its products.
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

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $28 million at August 31, 2009 and approximately $36 million at May 31, 2009.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.
The Corporation believes that any potential loss under the agreements in effect at August 31, 2009 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended
	August 31,
	2009	2008
	(Dollars in thousands)

Number of units repurchased	2	13

Obligations from units repurchased	$134	$309

Net loss on repurchased units	$—	$5
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No.165). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted SFAS No. 165 with no material impact to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 is not expected to have a material impact to the Corporation’s financial position or results of operations.
Subsequent to August 31, 2009, the Corporation announced to its employees that the manufactured housing facility in Halstead, Kansas would be consolidated into the operations of another manufactured housing facility in Arkansas City, Kansas. The consolidation is expected to be completed by November 30, 2009, and to result in charges not to exceed $200,000. The Corporation evaluated subsequent events through October 9, 2009.
Certain prior period amounts have been reclassified to conform to current period presentation.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (single-section homes, multi-section homes and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended
	August 31,
	2009	2008

Manufactured housing	72%	72%
Recreational vehicles	28%	28%

	100%	100%

Total operating loss represents losses before interest income and benefit for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended
	August 31,
	2009	2008
	(Dollars in thousands)

SALES
Manufactured housing	$25,782	$45,258
Recreational vehicles	10,092	17,339

Total sales	$35,874	$62,597

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(4,220)	$(4,240)
Recreational vehicles	(1,796)	(2,233)
General corporate expense	(545)	(388)
Income from life insurance proceeds	412	—

Total operating loss	(6,149)	(6,861)
Interest income	36	390

Loss before income taxes	$(6,113)	$(6,471)

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
Manufactured Housing and Recreational Vehicle Industry Conditions
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a continuing decline in industry sales. This decline, caused primarily by the current economic recession and tightening credit markets for both retail and wholesale financing, is resulting in historically low industry shipments.
Tight credit markets for retail and wholesale financing has become a significant challenge for the manufactured housing industry. According to the Manufactured Housing Institute, a lack of retail financing options and restrictive credit standards has negatively affected manufactured home buyers for the last decade. Since 2008 this problem has been magnified as the “credit crunch” forced more manufactured home personal property lenders out of business, and compelled others to scale back originations. These factors, in addition to a further restricting of credit standards, have resulted in fewer retail loan approvals and fewer manufactured home shipments. Shipments have also been hindered by a significant decline in available wholesale financing, especially as national floor plan lenders have decreased lending to industry dealers.
Manufactured housing shipments are also negatively impacted by a recession in the site-built housing industry. The site-built housing industry has experienced declining existing home sales, housing starts and home prices. In addition, the industry has also been hindered by increased home foreclosures.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. In recent years industry sales of travel trailers and fifth wheels have decreased. This decrease is the result of the economic recession, decreased household wealth, tightening credit markets for retail and wholesale financing, excess inventory of new recreational vehicles and recreational vehicle dealers purchasing repossessed units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Outlook
The Corporation encountered a challenging business environment in fiscal 2009, and it cannot determine with certainty the business environment for fiscal 2010. This environment includes the Manufactured Housing Institute reporting a Seasonally Adjusted Annual Rate in July 2009 of approximately 60,000 units. The Recreational Vehicle Industry Association forecasts travel trailer and fifth wheel unit sales at approximately 121,000 in calendar 2009.
The Corporation is actively taking steps to decrease expenses and improve processes, communicating with dealers and communities to take advantage of sales opportunities, and positioning its products to be competitive in the marketplace. In addition, subsequent to the end of the first quarter of fiscal 2010, the Corporation announced to employees that the manufactured housing facility in Halstead, Kansas would be consolidated into the operations of the manufactured housing facility in Arkansas City, Kansas. With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.
Sales and Unit Shipments

	August 31,		August 31,
	2009	Percent	2008	Percent	Decrease
	(Dollars in thousands)

Sales

Manufactured housing	$25,782	71.9	$45,258	72.3	$19,476

Recreational vehicles	10,092	28.1	17,339	27.7	7,247

Total Sales	$35,874	100.0	$62,597	100.0	$26,723

Unit Shipments

Manufactured housing	572	44.9	985	47.0	413

Recreational vehicles	701	55.1	1,112	53.0	411

Total Unit Shipments	1,273	100.0	2,097	100.0	824

In the period from June to August of 2009, the Corporation’s manufactured housing unit sales decreased approximately 42 percent versus the year ago period, while the industry unit sales decreased approximately 39 percent during the same period.
The Corporation’s overall recreational vehicle unit sales decreased approximately 37 percent in the first quarter. Its travel trailer and fifth wheel unit sales decreased approximately 36 percent. Industry unit sales for travel trailers and fifth wheels decreased approximately 13 percent during the same period. Current industry unit sales data for park models is not available. Limited access to wholesale financing available to the Corporation’s dealers was a primary factor in unit sales decreasing at a faster rate than the industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008 (Unaudited)
Cost of Sales

	August 31,	Percent	August 31,	Percent
	2009	of Sales*	2008	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$25,572	99.2	$43,214	95.5	$17,642

Recreational vehicles	10,025	99.3	17,180	99.1	7,155

Consolidated	$35,597	99.2	$60,394	96.5	$24,797

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many direct manufacturing costs. As a percentage of sales, manufactured housing cost of sales increased as a result of certain manufacturing overhead costs such as depreciation and manufacturing salaries declining at a rate less than the decrease in sales. In addition, the Corporation incurred in the first quarter of fiscal 2009 approximately $100,000 in manufacturing costs associated with the consolidation of two manufactured housing facilities in Pennsylvania.
Selling and Administrative Expenses

	August 31,	Percent	August 31,	Percent
	2009	of Sales	2008	of Sales	Decrease
	(Dollars in thousands)

Selling and Administrative expenses	$6,838	19.1	$9,064	14.5	$2,226
Selling and administrative expenses decreased due primarily to a decrease in salaries, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed. In addition, in the first quarter of fiscal 2009 approximately $300,000 in severance costs was incurred for personnel at manufactured housing facilities in Florida and Pennsylvania.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008 (Unaudited) — (Continued)
Operating Loss

	August 31,	Percent	August 31,	Percent
	2009	of Sales*	2008	of Sales*
	(Dollars in thousands)

Manufactured housing	$(4,220)	(16.4)	$(4,240)	(9.4)
Recreational vehicles	(1,796)	(17.8)	(2,233)	(12.9)
General Corporate expense	(545)	(1.5)	(388)	(0.6)
Income from life insurance proceeds	412	1.1	—

Total Operating Loss	$(6,149)	(17.1)	$(6,861)	(11.0)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total sales.
The operating loss for manufactured housing and recreational vehicles was primarily due to the impact of decreased sales. In the first quarter of fiscal 2009, operating results were negatively affected by severance costs at the Pennsylvania and Florida facilities.
General corporate expenses increased due to a change in the first quarter of fiscal 2009 of the Corporation’s liability for retirement and death benefits offered to certain employees. In that period the change caused expenses to decrease $250,000.
The Corporation purchased life insurance contracts on certain employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $412,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.
Interest Income

	August 31,	August 31,
	2009	2008	Decrease
	(Dollars in thousands)

Interest Income	$36	$390	$354
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first quarter of fiscal 2010, the average amount available for investment was approximately $82 million with a weighted average yield of 0.2 percent. In the first quarter of fiscal 2009, the average amount available for investment was approximately $94 million with a weighted average yield of 1.7 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008 (Unaudited) — (Continued)
Benefit for Income Taxes

	August 31,	August 31,	(Decrease)
	2009	2008	Increase
	(Dollars in thousands)

Federal	$(2,023)	$(2,179)	$(156)

State	(183)	(146)	37

Total	$(2,206)	$(2,325)	$(119)

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first quarters of fiscal 2010 and 2009.
Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2009	2009	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$89,081	$94,786	$(5,705)
Current assets, exclusive of cash and U.S. Treasury Bills	$26,033	$24,973	$1,060
Current liabilities	$15,649	$15,385	$264
Working capital	$99,465	$104,374	$(4,909)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $3,907,000 and dividends paid of $1,511,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $1,812,000 increase in other current assets. Other current assets changed due to an increase in deferred federal income taxes.
Current liabilities increased primarily due to increases in accrued salaries and wages of $393,000 and in accrued marketing programs of $757,000. In addition, other accrued liabilities declined $965,000. Accrued salaries and wages increased due to the timing of payroll payments at August 31, 2009 as compared to May 31, 2009. Accrued marketing programs increased due to accruals for an ongoing marketing program for the Corporation’s dealers. Other accrued liabilities declined primarily due to the timing of state and federal tax payments at August 31, 2009 as compared to May 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2009 Compared to Three-Month Period Ended August 31, 2008 (Unaudited) — (Continued)
Liquidity and Capital Resources — (Continued)
Capital expenditures totaled $154,000 for the first quarter of fiscal 2009 as compared to $239,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. The Corporation began in the third quarter of fiscal 2009 a project to implement an enterprise resource planning (ERP) system. The system is expected to be fully implemented by mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through August 31, 2009 is approximately $600,000. The goal of the ERP system is to provide better operating and financial data, and lower the Corporation’s technology costs.
The Corporation’s current cash and other short-term investments are expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met with a combination of cash on hand and funds generated internally.
Subsequent Event
Subsequent to August 31, 2009, the Corporation announced to its employees that the manufactured housing facility in Halstead, Kansas would be consolidated into the operations of another manufactured housing facility in Arkansas City, Kansas. The consolidation is expected to be completed by November 30, 2009, and to have a cost not to exceed $200,000.
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
Recently issued accounting pronouncements are described in Note 1 of the Notes to the Consolidated Financial Statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair market value of these investments.
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2009, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Item 4. Controls and Procedures. — (Continued)
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures — (Continued)
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2009.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2009 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2009 filed by the registrant with the Commission.
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2009, except as discussed below:
The Corporation has recorded a net deferred tax asset totaling $16 million as of August 31, 2009. While the Corporation believes that it is more likely than not this net deferred tax asset will reduce future income tax payments, there can be no assurances that future taxable income and its tax planning strategies will be sufficient to realize the entirety of this benefit. There are significant assumptions inherent in the Corporation’s estimate of future profitability and tax planning strategies. Changes in these assumptions would impact the estimated amount of the net deferred tax asset realized by these assumptions. Should the Corporation determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the net deferred tax asset to the amount that is more likely than not to be realized, would reduce net income in the period such determination was made.

Item 4. Submission of Matters to a Vote of Security Holders.
On September 21, 2009, Skyline Corporation held its Annual Meeting of Shareholders at which the following matters were submitted to a vote of the security holders:

Election of Directors Nominee	Votes For	Votes Against	Votes Withheld	Shares Not Voted

Arthur J. Decio	7,820,890	0	83,050	487,304
Thomas G. Deranek	7,771,372	0	132,568	487,304
John C. Firth	7,844,039	0	59,901	487,304
Jerry Hammes	7,772,916	0	131,024	487,304
William H. Lawson	7,797,571	0	106,369	487,304
David T. Link	7,797,503	0	106,437	487,304
Andrew J. McKenna	7,800,939	0	103,001	487,304

Item 6. Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION
DATE: October 9, 2009	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 9, 2009	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002