Form 10-Q
period 2009-11-30
SKYLINE CORP
filed 2010-01-08
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-4714
SKYLINE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 743, 2520 By-Pass Road	46515
Elkhart, Indiana	(Zip Code)
(Address of principal executive offices)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 8, 2010

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	November 30, 2009	May 31, 2009
	(Unaudited)

ASSETS
Current Assets:
Cash	$7,540	$9,836
U.S. Treasury Bills, at cost plus accrued interest	74,997	84,950
Accounts receivable	5,907	6,443
Inventories	6,131	6,502
Other current assets	18,849	12,028

Total Current Assets	113,424	119,759

Property, Plant and Equipment, at Cost:
Land	5,297	5,297
Buildings and improvements	61,776	61,773
Machinery and equipment	28,233	27,915

	95,306	94,985
Less accumulated depreciation	65,388	64,387

Net Property, Plant and Equipment	29,918	30,598

Noncurrent Deferred Tax Assets	9,322	11,851

Other Assets	5,484	5,911

Total Assets	$158,148	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	November 30, 2009	May 31, 2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,476	$1,853
Accrued salaries and wages	3,112	3,132
Accrued marketing programs	2,322	1,383
Accrued warranty and related expenses	3,851	4,619
Accrued workers’ compensation	2,230	1,851
Other accrued liabilities	1,571	2,547

Total Current Liabilities	15,562	15,385

Other Deferred Liabilities	8,580	7,992

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	194,510	205,246
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	134,006	144,742

Total Liabilities and Shareholders’ Equity	$158,148	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Six-Month Periods Ended November 30, 2009 and 2008
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
OPERATIONS

Sales	$34,246	$47,210	$70,120	$109,807
Cost of sales	33,180	46,381	68,777	106,775

Gross profit	1,066	829	1,343	3,032
Selling and administrative expense	7,197	8,165	14,035	17,229
Income from life insurance proceeds	—	380	412	380

Operating loss	(6,131)	(6,956)	(12,280)	(13,817)
Interest income	9	330	45	720

Loss before income taxes	(6,122)	(6,626)	(12,235)	(13,097)

Benefit for income taxes:
Federal	(2,117)	(2,232)	(4,140)	(4,411)
State	(197)	(296)	(380)	(442)

	(2,314)	(2,528)	(4,520)	(4,853)

Net loss	$(3,808)	$(4,098)	$(7,715)	$(8,244)

Basic loss per share	$(.45)	$(.49)	$(.92)	$(.98)

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of period	$199,828	$221,065	$205,246	$226,722
Net loss	(3,808)	(4,098)	(7,715)	(8,244)
Cash dividends paid	(1,510)	(1,510)	(3,021)	(3,021)

Balance at end of period	$194,510	$215,457	$194,510	$215,457

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,715)	$(8,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,073	1,360
Change in assets and liabilities:
Accrued interest receivable	51	(105)
Accounts receivable	536	9,893
Inventories	371	350
Other current assets	(6,821)	(4,220)
Accounts payable, trade	623	(2,223)
Accrued liabilities	(446)	(915)
Other, net	2,942	(884)

Net cash used in operating activities	(9,386)	(4,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	149,874	122,355
Purchase of U.S. Treasury Bills	(139,972)	(118,072)
Purchase of property, plant and equipment	(395)	(725)
Other, net	604	458

Net cash provided by investing activities	10,111	4,016

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,021)	(3,021)

Net cash used in financing activities	(3,021)	(3,021)

Net decrease in cash	(2,296)	(3,993)
Cash at beginning of period	9,836	10,557

Cash at end of period	$7,540	$6,564

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
Basis of Presentation — The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2009, the consolidated results of operations for the three-month and six-month periods ended November 30, 2009 and 2008, and the consolidated cash flows for the six-month periods ended November 30, 2009 and 2008. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Investments — The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

	Gross	Gross
	Amortized	Unrealized	Fair
	Costs	Gains	Value
November 30, 2009
U. S. Treasury Bills	$74,997	$12	$75,009

May 31, 2009
U. S. Treasury Bills	$84,950	$81	$85,031

The fair value is determined by a secondary market for U.S. Government Securities. At November 30, 2009, the U.S. Treasury Bills mature within three months. At May 31, 2009, the U.S. Treasury Bills matured within four months.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Inventories — (Continued)
Total inventories consist of the following:

	November 30,	May 31,
	2009	2009
	(Dollars in thousands)

Raw materials	$3,840	$3,886
Work in process	2,058	2,616
Finished goods	233	—

	$6,131	$6,502

Income Taxes — Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation reviewed all available evidence, both positive and negative in determining the realizable value of its net deferred tax assets. Negative evidence of cumulative losses in recent years and expected losses in the near-term are compared to positive evidence. Positive evidence consists of the following:
•	Recoverability of net operating losses and federal income tax credits, which is feasible through the recently passed Worker, Homeownership, and Business Assistance Act of 2009 that allows for a five-year carryback of losses and certain credits. The Corporation estimates the realization of approximately $9 million in tax refunds as a result of this provision.
•	Future taxable income, exclusive of reversing temporary differences, which is based on independent forecasts of the U.S. housing market, and the Corporation’s continuing efforts to reduce its costs. The forecasted return to profitability assumes an increase in the in the U.S. housing market from approximately 600,000 units in 2009 to approximately 1,700,000 units in 2014, and results in the utilization of the Corporation’s net deferred tax assets by fiscal 2015. The Corporation believes that its strong cash and investment position totaling approximately $83 million at November 30, 2009, in addition to no bank debt will help it achieve its operating plan well into the projected recovery period.
•	Prudent and feasible tax planning strategies, which most significantly include the Corporation’s ability to generate taxable gains through the sale of its held real estate. Management believes the fair value of the real estate exceeds its net book value. In recent years, the Corporation has demonstrated the ability to sell real estate for a taxable gain. Subsequent to November 30, 2009, the Corporation sold an idle manufactured housing facility for a gain of approximately $1.5 million as referenced in the Notes to the Consolidated Financial Statements.

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
A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2009	2008
	(Dollars in thousands)

Balance at the beginning of the period	$7,019	$9,037
Accruals for warranties	2,180	3,585
Settlements made during the period	(2,948)	(4,373)

Balance at the end of the period	6,251	8,249
Non-current balance included in other deferred liabilities	2,400	2,900

Accrued warranty and related expenses	$3,851	$5,349

Commitments and Contingencies — The Corporation was contingently liable at November 30, 2009 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The term of a manufactured housing repurchase agreement is generally 12 months. Late in the second quarter of fiscal 2010, the Corporation signed new recreational vehicle repurchase agreements with two national providers of wholesale financing. The terms of the agreements are either 18 or 24 months. The agreements were modified to meet current market conditions, and to allow the Corporation to be competitive in the marketplace regarding the availability of wholesale financing.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Commitments and Contingencies — (Continued)
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $23 million at November 30, 2009 and approximately $36 million at May 31, 2009.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2009 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Number of units repurchased	4	57	6	70
Obligations from units repurchased	$51	$1,064	$185	$1,373
Net losses on repurchased units	$7	$152	$7	$157
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
Recently Issued Accounting Standards — In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The Corporation adopted SFAS No. 168 with no material impact to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Subsequent Events — Subsequent to November 30, 2009, the Corporation sold an idle manufacturing housing facility located in Bossier City, Louisiana. The pretax gain on the sale of this facility, which will be recognized in the third quarter, will be approximately $1,500,000. The Corporation evaluated subsequent events through January 8, 2010.
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Manufactured housing
HUD-Code	59%	71%	59%	67%
Modular	14%	10%	13%	9%

	73%	81%	72%	76%

Recreational vehicles	27%	19%	28%	24%

	100%	100%	100%	100%

Total operating loss represents losses before interest income and benefit for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information — (Continued)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(Dollars in thousands)
SALES
Manufactured housing
HUD-Code	$20,119	$33,575	$41,397	$73,415
Modular	4,802	4,735	9,306	10,153

	$24,921	$38,310	$50,703	$83,568

Recreational vehicles	9,325	8,900	19,417	26,239

Total sales	$34,246	$47,210	$70,120	$109,807

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(3,246)	$(3,965)	$(7,466)	$(8,205)
Recreational vehicles	(1,765)	(2,760)	(3,561)	(4,993)
General corporate expense	(1,120)	(611)	(1,665)	(999)
Income from life insurance proceeds	—	380	412	380

Total operating loss	(6,131)	(6,956)	(12,280)	(13,817)
Interest income	9	330	45	720

Loss before income taxes	$(6,122)	$(6,626)	$(12,235)	$(13,097)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular single section and multi-section homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.) and Canada. To better serve the needs of its dealers and communities, the Corporation has thirteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview — (Continued)
Manufactured homes are marketed under a number of trademarks, and are available in a variety of dimensions. HUD-Code products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state or local building codes. Each manufactured home typically includes two to four bedrooms, kitchen, dining area, living room, one or two bathrooms, kitchen appliances, central heating and cooling. Custom home options may include but are not limited to: exterior dormers and windows; interior or exterior accent columns; fireplaces and whirlpool tubs. Materials used to construct a manufactured home are similar to materials used to construct a site-built home. The Corporation also sells homes that are “Energy-Star” compliant.
The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Nomad”, “Layton”, “Aljo”, “Freestyle”, “Rampage”, “Trail Rider”, “Texan”, “Wagoneer”, and “Weekender”. Park models are also marketed under a number of trademarks. The Corporation’s recreational vehicle models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.
Manufactured Housing and Recreational Vehicle Industry Conditions
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a continuing decline in industry sales. This decline, caused primarily by the adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments.
Tight credit markets for retail and wholesale financing have become a significant challenge for the manufactured housing industry. According to the Manufactured Housing Institute, a lack of retail financing options and restrictive credit standards has negatively affected manufactured home buyers for the last decade. Since 2008 this problem has been magnified as the “credit crunch” forced more manufactured home personal property lenders out of business, and compelled others to scale back originations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview — (Continued)
Manufactured Housing and Recreational Vehicle Industry Conditions — (Continued)
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. In recent years industry sales of travel trailers and fifth wheels have decreased. This decrease is the result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, excess inventory of new recreational vehicles and recreational vehicle dealers purchasing repossessed units. According to the Recreational Vehicle Industry Association (RVIA), motorized and non-motorized recreational vehicle shipments for 2009 are expected to total approximately 160,000, the lowest annual total since 1982. Despite the expected yearly decrease, shipments of travel trailers and fifth wheels in the third calendar quarter of 2009 totaled approximately 42,000; a five percent increase from the approximately 40,000 reported in the third calendar quarter of 2008. The RVIA also cites high unemployment, decreased household wealth and consumers’ intentions to rebuild savings and retirement accounts as factors that could impede any increase in future demand.
Outlook
The Corporation encountered a challenging business environment in the first two quarters of fiscal 2010, and it cannot determine with certainty the business environment for the remainder of the year. This environment includes the Manufactured Housing Institute reporting a Seasonally Adjusted Annual Rate in October 2009 of approximately 46,000 units. The RVIA forecasts travel trailer and fifth wheel unit sales at approximately 134,000 in calendar 2009.
As a result of difficult business conditions, the Corporation took the following actions during the first half of fiscal 2010:
•	Took steps to decrease expenses and improve processes
•	Communicated with dealers and communities to take advantage of sales opportunities and position its products to be competitive in the marketplace
•	Consolidated the operations of a manufacturing housing facility in Halstead, Kansas and a manufacturing facility in Arkansas City, Kansas
•	Signed new recreational vehicles repurchase agreements with two national providers of wholesale financing. The terms of the agreements are either 18 or 24 months. The agreements were signed late in the second quarter, were modified to meet current market conditions, and allow the Corporation to be competitive in the marketplace regarding the availability of wholesale financing.
•	Subsequent to November 30, 2009, the Corporation sold an idle manufacturing housing facility in Bossier City, Louisiana
With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2009 Compared to Three-Month Period Ended November 30, 2008 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,		Increase
	2009	Percent	2008	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured housing
HUD-Code	$20,119	59	$33,575	71	$(13,456)
Modular	4,802	14	4,735	10	67

	24,921	73	38,310	81	(13,389)

Recreational vehicles	9,325	27	8,900	19	425

Total Sales	$34,246	100	$47,210	100	$(12,964)

Unit Shipments
Manufactured housing
HUD-Code	454	39	775	53	(321)
Modular	86	7	81	5	5

	540	46	856	58	(316)

Recreational vehicles	629	54	609	42	20

Total Unit Shipments	1,169	100	1,465	100	(296)

In the second quarter of fiscal 2010, the Corporation’s manufactured housing unit shipments decreased approximately 37 percent as compared to a year ago; impacted primarily by a reduction in HUD-Code sales. Modular housing sales remained relatively unchanged. Industry shipments during this same period decreased approximately 32 percent. Adverse conditions that affected the Corporation’s HUD-Code sales include:
•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing
•	Dealers and retail customers having difficulty obtaining financing.
The Corporation’s overall recreational vehicle unit shipments increased approximately 3 percent in the second quarter. Travel trailer and fifth wheel unit shipments increased approximately 2 percent. Industry unit shipments for travel trailers and fifth wheels increased approximately 47 percent during the same period. Current industry unit shipment data for park models is not available. Limited access to wholesale financing available to the Corporation’s dealers was a primary factor in unit sales increasing at a slower rate than the industry. Late in the second quarter, the Corporation signed new repurchase agreements with two national providers of wholesale financing. The agreements allow the Corporation to be competitive in the marketplace regarding the availability of wholesale financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2009 Compared to Three-Month Period Ended November 30, 2008 (Unaudited) — (Continued)
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2009	of Sales*	2008	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$23,829	96	$36,861	96	$13,032
Recreational vehicles	9,351	100	9,520	107	169

Consolidated	$33,180	97	$46,381	98	$13,201

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased due to less sales volume. Recreational vehicle cost of sales, in total and as a percentage of sales, decreased primarily due to a reduction in manufacturing-related compensation and warranty costs.
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2009	of Sales	2008	of Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$7,197	21	$8,165	17	$968
Selling and administrative expenses decreased due to a decrease in salaries as a result of a reduction in personnel, performance based compensation, and a continuing effort to control costs. Expenses were adversely affected by a $600,000 increase in the Corporation’s liability for retirement and death benefits offered to certain employees. As a percentage of sales, expenses increased due to the aforementioned change, and to certain costs being fixed.

Operating Loss

	November 30,	Percent	November 30,	Percent
	2009	of Sales*	2008	of Sales*
	(Dollars in thousands)

Manufactured housing	$(3,246)	(13)	$(3,965)	(10)
Recreational vehicles	(1,765)	(19)	(2,760)	(31)
General corporate expenses	(1,120)	(3)	(611)	(1)
Income from life insurance proceeds	—	—	380	1

Total Operating Loss	$(6,131)	(18)	$(6,956)	(15)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss earnings are based on total sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2009 Compared to Three-Month Period Ended November 30, 2008 (Unaudited) — (Continued)
Operating Loss — (Continued)
The operating loss for the manufactured housing segment as compared to prior year decreased primarily due to cost reduction efforts. This segment also incurred approximately $100,000 in costs associated with consolidating the operations of the Halstead, Kansas facility with the operations of the Arkansas City, Kansas facility. The operating loss for the recreational vehicle segment improved as compared to prior year as a result in increased sales, and cost reduction efforts.
General corporate expenses increased due to the change in the Corporation’s liability for retirement and death benefits offered to certain employees.
Interest Income

	November 30,	November 30,
	2009	2008	Decrease
	(Dollars in thousands)

Interest income	$9	$330	$321
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the second quarter of fiscal 2010, the average amount available for investment was approximately $79 million with a weighted average yield of 0.2 percent. In the second quarter of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 1.6 percent.
Benefit for Income Taxes

	November 30,	November 30,	Decrease in
	2009	2008	Benefit
	(Dollars in thousands)

Federal	$(2,117)	$(2,232)	$115
State	(197)	(296)	99

Total	$(2,314)	$(2,528)	$214

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the second quarters of fiscal 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2009 Compared to Six-Month Period Ended November 30, 2008 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,
	2009	Percent	2008	Percent	Decrease
	(Dollars in thousands)

Sales
Manufactured housing
HUD-Code	$41,397	59	$73,415	67	$32,018
Modular	9,306	13	10,153	9	847

	50,703	72	83,568	76	32,865

Recreational vehicles	19,417	28	26,239	24	6,822

Total Sales	$70,120	100	$109,807	100	$39,687

Unit Shipments

Manufactured housing
HUD-Code	943	39	1,666	47	723
Modular	169	7	175	5	6

	1,112	46	1,841	52	729

Recreational vehicles	1,330	54	1,721	48	391

Total Unit Shipments	2,442	100	3,562	100	1,120

From June to November of 2009, the Corporation’s manufactured housing unit shipments decreased approximately 40 percent; impacted primarily by a reduction if HUD-Code sales. Modular housing sales remained relatively unchanged. Industry shipments during this same period decreased approximately 36 percent. Adverse conditions that affected the Corporation’s HUD-Code sales include:
•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing
•	Dealers and retail customers having difficulty obtaining financing.
The Corporation’s overall recreational vehicle unit shipments and unit shipments for travel trailers and fifth wheels decreased approximately 23 percent in the first two fiscal quarters. Industry unit shipments for travel trailers and fifth wheels increased approximately 9 percent during the same period. Current industry unit shipment data for park models is not available. Limited access to wholesale financing available to the Corporation’s dealers was a primary factor in unit sales decreasing while unit sales for the industry increased. As previously referenced, the Corporation signed new repurchase agreements with two national providers of wholesale financing late in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2009 Compared to Six-Month Period Ended November 30, 2008 (Unaudited) — (Continued)
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2009	of Sales*	2008	of Sales*	Decrease
	(Dollars in Thousands)

Manufactured housing	$49,400	97	$80,075	96	$30,675
Recreational vehicles	19,377	100	26,700	102	7,323

Consolidated	$68,777	98	$106,775	97	$37,998

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume and the variable nature of many direct manufacturing costs. As a percentage of sales, manufactured housing cost of sales increased as a result of certain manufacturing overhead costs such as depreciation and manufacturing salaries declining at a rate less than the decrease in sales. In addition, this segment incurred in the second quarter of fiscal 2010 approximately $100,000 in manufacturing costs associated with the consolidation of the facilities in Kansas. As a percentage of sales, recreational vehicle cost of sales decreased due to a reduction in material costs.
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2009	of Sales	2008	of Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$14,035	20	$17,229	16	$3,194
Selling and administrative expenses decreased due primarily to a decrease in salaries as a result of a reduction in personnel, performance based compensation, and a continuing effort to control costs. As a percentage of sales, selling and administrative expenses increased due to certain costs being fixed. Expenses were also adversely impacted by the $600,000 increase in the Corporation’s liability for retirement and death benefits offered to certain employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2009 Compared to Six-Month Period Ended November 30, 2008 (Unaudited) — (Continued)
Operating Loss

	November 30,	Percent	November 30,	Percent
	2009	of Sales*	2008	of Sales*
	(Dollars in thousands)

Manufactured housing	$(7,466)	(15)	$(8,205)	(10)
Recreational vehicles	(3,561)	(19)	(4,993)	(19)
General corporate expenses	(1,665)	(2)	(999)	(1)
Income from life insurance proceeds	412	1	380	—

Total Operating Loss	$(12,280)	(18)	$(13,817)	(13)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total sales.
The operating loss for the manufactured housing segment as compared to prior year decreased as a result of cost reductions, including the decrease of certain performance-based benefits. In addition, this segment was also affected by costs to consolidate the two Kansas facilities. The operating loss for the recreational vehicle segment as compared to prior year decreased primarily due to cost reduction efforts.
General corporate expenses increased due to the increase of the Corporation’s liability for retirement and death benefits offered to certain employees in the second quarter.
The Corporation purchased life insurance contracts on certain employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $412,000 in fiscal 2010, and $380,000 in fiscal 2009. Both amounts are separately stated in the Consolidated Statement of Operations and Retained Earnings.
Interest Income

	November 30,	November 30,
	2009	2008	Decrease
	(Dollars in thousands)

Interest income	$45	$720	$675
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first six months of fiscal 2010, the average amount available for investment was approximately $81 million with a weighted average yield of 0.3 percent. In the first six months of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 1.7 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2009 Compared to Six-Month Period Ended November 30, 2008 (Unaudited) — (Continued)
Benefit for Income Taxes

	November 30,	November 30,	Decrease in
	2009	2008	Benefit
	(Dollars in thousands)

Federal	$(4,140)	$(4,411)	$271
State	(380)	(442)	62

Total	$(4,520)	$(4,853)	$333

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of a pretax loss that occurred in the first six months of fiscal 2010 and 2009.
Liquidity and Capital Resources

	November 30,	May 31,	Increase
	2009	2009	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$82,537	$94,786	$(12,249)
Current assets, exclusive of cash and U. S. Treasury Bills	$30,887	$24,973	$5,914
Current liabilities	$15,562	$15,385	$177
Working capital	$97,862	$104,374	$(6,512)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due to a net loss of $7,715,000 and dividends paid of $3,021,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $6,821,000 increase in other current assets. Other current assets changed due to the recognition of an approximately $9,000,000 receivable for federal income taxes. The receivable represents a loss carryback from fiscal 2009, and is the result of the passage of the Worker, Homeownership, and Business Assistance Act of 2009.
Current liabilities increased primarily due to increases in Accounts Payable, trade, $623,000, and Accrued Workers’ Compensation, $379,000. In addition, Accrued warranty and related expenses decreased $768,000. The increase in Accounts Payable, trade and Accrued Workers’ Compensation was due to the timing of payments of vendor invoices and workers’ compensation claims at November 30, 2009 as compared to May 31, 2009. Accrued warranty and related expenses decreased as a result of decreased sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Liquidity and Capital Resources — (Continued)
Capital expenditures totaled $395,000 for the first half of fiscal 2010 as compared to $725,000 in the comparable period of the previous year. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. The Corporation began in the third quarter of fiscal 2009 a project to implement an enterprise resource planning (ERP) system. The system is expected to be fully implemented by mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through November 30, 2009 is approximately $750,000. The goal of the ERP system is to provide better operating and financial data, and lower the Corporation’s technology costs.
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
The following accounting policy is considered to require a significant estimate, and is in addition to those “Critical Accounting Policies” disclosed in the Corporation’s Form 10-K for the year ended May 31, 2009.
Deferred Tax Assets
Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation reviewed all available evidence, both positive and negative in determining the realizable value of its net deferred tax assets. Negative evidence of cumulative losses in recent years and expected losses in the near-term are compared to positive evidence. Positive evidence consists of the following:
•	Recoverability of net operating losses and federal income tax credits, which is feasible through the recently passed Worker, Homeownership, and Business Assistance Act of 2009 that allows for a five-year carryback of losses and certain credits. The Corporation estimates the realization of approximately $9 million in tax refunds as a result of this provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Critical Accounting Policies — (Continued)
Deferred Tax Assets — (Continued)
•	Future taxable income, exclusive of reversing temporary differences, which is based on independent forecasts of the U.S. housing market, and the Corporation’s continuing efforts to reduce its costs. The forecasted return to profitability assumes an increase in the in the U.S. housing market from approximately 600,000 units in 2009 to approximately 1,700,000 units in 2014, and results in the utilization of the Corporation’s net deferred tax assets by fiscal 2015. The Corporation believes that its strong cash and investment position totaling approximately $83 million at November 30, 2009, in addition to no bank debt will help it achieve its operating plan well into the projected recovery period.
•	Prudent and feasible tax planning strategies, which most significantly include the Corporation’s ability to generate taxable gains through the sale of its held real estate. Management believes the fair value of the real estate exceeds its net book value. In recent years, the Corporation has demonstrated the ability to sell real estate for a taxable gain. Subsequent to November 30, 2009, the Corporation sold an idle manufactured housing facility for a gain of approximately $1.5 million as referenced in the Notes to the Consolidated Financial Statements.
Adoption of New Accounting Policies
During the second quarter of fiscal 2010, the Corporation adopted Statement of Financial Accounting Standards No. 168. Information regarding the adoption is referenced in the Notes to the Consolidated Financial Statements.
Subsequent Events
Subsequent to November 30, 2009, the Corporation sold an idle manufacturing housing facility located in Bossier City, Louisiana. The pretax gain on the sale of this facility, which will be recognized in the third quarter, will be approximately $1,500,000. The Corporation evaluated subsequent events through January 8, 2010.
Impact of Inflation
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
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2009, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2009.

Item 4. Controls and Procedures — (Continued).
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2009 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2009, except as discussed below:
The Corporation has recorded a net deferred tax asset totaling approximately $13 million as of November 30, 2009. While the Corporation believes that it is more likely than not this net deferred tax asset will reduce future income tax payments, there can be no assurances that future taxable income and its tax planning strategies will be sufficient to realize the entirety of this benefit. There are significant assumptions inherent in the Corporation’s estimate of future profitability and tax planning strategies. Changes in these assumptions would impact the estimated amount of the net deferred tax asset realized by these assumptions. Should the Corporation determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the net deferred tax asset to the amount that is more likely than not to be realized, would reduce net income in the period such determination was made.
During the second quarter of fiscal 2010, the Corporation signed new recreational vehicle repurchase agreements with two national providers of wholesale financing. The terms of the agreements increased from 12 months to either 18 or 24 months. The agreements were modified to meet current market conditions, and to allow the Corporation to be competitive in the marketplace regarding the availability of wholesale financing. The longer term of the repurchase agreements could result in the Corporation repurchasing more recreational vehicles, which could result in increased expense and reduced cash flows.

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

SKYLINE CORPORATION
DATE: January 8, 2010	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 8, 2010	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002