Form 10-Q
period 2010-02-28
SKYLINE CORP
filed 2010-04-02
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 2, 2010

Common Stock	8,391,244

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	February 28, 2010	May 31, 2009
	(Unaudited)

ASSETS
Current Assets:
Cash	$6,413	$9,836
U.S. Treasury Bills, at cost plus accrued interest	69,998	84,950
Accounts receivable	7,061	6,443
Inventories	5,900	6,502
Other current assets	18,615	12,028

Total Current Assets	107,987	119,759

Property, Plant and Equipment, at Cost:
Land	4,884	5,297
Buildings and improvements	57,972	61,773
Machinery and equipment	27,347	27,915

	90,203	94,985
Less accumulated depreciation	63,286	64,387

Net Property, Plant and Equipment	26,917	30,598

Noncurrent Deferred Tax Assets	11,237	11,851

Other Assets	5,496	5,911

Total Assets	$151,637	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	February 28, 2010	May 31, 2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$2,480	$1,853
Accrued salaries and wages	2,579	3,132
Accrued marketing programs	2,230	1,383
Accrued warranty and related expenses	3,117	4,619
Accrued workers’ compensation	1,982	1,851
Other accrued liabilities	1,870	2,547

Total Current Liabilities	14,258	15,385

Other Deferred Liabilities	8,580	7,992

Commitments and Contingencies — See Note 1

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	189,303	205,246
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	128,799	144,742

Total Liabilities and Shareholders’ Equity	$151,637	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Nine-Month Periods Ended February 28, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

OPERATIONS
Sales	$25,415	$24,386	$95,535	$134,193
Cost of sales	26,236	27,768	95,013	134,543

Gross profit (loss)	(821)	(3,382)	522	(350)
Selling and administrative expenses	(6,282)	(7,726)	(20,317)	(24,955)
Income from life insurance proceeds	—	—	412	380
Gain on sale of idle property, plant and equipment	1,544	3,396	1,544	3,396

Operating loss	(5,559)	(7,712)	(17,839)	(21,529)
Interest income	5	147	50	867

Loss before income taxes	(5,554)	(7,565)	(17,789)	(20,662)

Benefit for income taxes:
Federal	1,714	2,507	5,854	6,918
State	143	233	523	675

	1,857	2,740	6,377	7,593

Net loss	$(3,697)	$(4,825)	$(11,412)	$(13,069)

Basic loss per share	$(.44)	$(.58)	$(1.36)	$(1.56)

Cash dividends per share	$.18	$.18	$.54	$.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$194,510	$215,457	$205,246	$226,722
Net loss	(3,697)	(4,825)	(11,412)	(13,069)
Cash dividends paid	(1,510)	(1,510)	(4,531)	(4,531)

Balance at end of period	$189,303	$209,122	$189,303	$209,122

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended February 28, 2010 and 2009
(Dollars in thousands)

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,412)	$(13,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,641	2,071
Gain on sale of idle property, plant and equipment	(1,544)	(3,396)
Change in assets and liabilities:
Accrued interest receivable	58	100
Accounts receivable	(618)	12,829
Inventories	602	1,896
Other current assets	(6,587)	(6,093)
Accounts payable, trade	627	(2,684)
Accrued liabilities	(1,754)	(1,507)
Other, net	1,044	(1,247)

Net cash used in operating activities	(17,943)	(11,100)

CASH FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	224,862	192,985
Purchase of U.S. Treasury Bills	(209,968)	(183,013)
Proceeds from sale of idle property, plant and equipment	4,082	4,115
Purchase of property, plant and equipment	(610)	(1,144)
Other, net	685	447

Net cash provided by investing activities	19,051	13,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,531)	(4,531)

Net cash used in financing activities	(4,531)	(4,531)

Net decrease in cash	(3,423)	(2,241)
Cash at beginning of period	9,836	10,557

Cash at end of period	$6,413	$8,316

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
Basis of Presentation — The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2010, the consolidated results of operations for the three-month and nine-month periods ended February 28, 2010 and 2009, and the consolidated cash flows for the nine-month periods ended February 28, 2010 and 2009. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Investments — The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value
February 28, 2010
U. S. Treasury Bills	$69,998	$(4)	$69,994

May 31, 2009
U. S. Treasury Bills	$84,950	$81	$85,031

The fair value is determined by a secondary market for U.S. Government Securities. At February 28, 2010, the U.S. Treasury Bills mature within two months. At May 31, 2009, the U.S. Treasury Bills matured within four months.

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
Total inventories consist of the following:

	February 28, 2010	May 31, 2009
	(Dollars in thousands)

Raw materials	$3,623	$3,886

Work in process	2,219	2,616

Finished goods	58	—

	$5,900	$6,502

Income Taxes — Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation reviewed all available evidence, both positive and negative in determining the realizable value of its net deferred tax assets. Negative evidence of cumulative losses in recent years and expected losses in the near-term are compared to positive evidence. Positive evidence consists of the following:
•
Recoverability of net operating losses and federal income tax credits, which is feasible through the Worker, Homeownership, and Business Assistance Act of 2009 that allows for a five-year carryback of losses and certain credits. The Corporation estimates the realization of approximately $9 million in tax refunds as a result of this provision.

•
Future taxable income, exclusive of reversing temporary differences, which is based on independent forecasts of the U.S. housing market, and the Corporation’s continuing efforts to reduce its costs. The forecasted return to profitability assumes an increase in the U.S. housing market from approximately 700,000 units in 2010 to approximately 1,700,000 units in 2014, and results in the utilization of the Corporation’s net deferred tax assets by fiscal 2015. The Corporation believes that its strong cash and investment position totaling approximately $76 million at February 28, 2010, in addition to no bank debt will provide operating cash to achieve its operating plan well into the projected recovery period.

•
Prudent and feasible tax planning strategies, which most significantly include the Corporation’s ability to generate taxable gains through the sale of its held real estate. Management believes the fair value of the real estate exceeds its net book value. In recent years, the Corporation has demonstrated the ability to sell real estate for a taxable gain. During the third quarter of fiscal 2010 and 2009, the Corporation sold idle facilities for pretax gains of $1.5 million and $3.4 million, respectively, as referenced in the Notes to the Consolidated Financial Statements.

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
A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 28,
	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$7,019	$9,037
Accruals for warranties	2,560	4,676
Settlements made during the period	(4,062)	(6,053)

Balance at the end of the period	5,517	7,660
Non-current balance included in other deferred liabilities	2,400	2,900

Accrued warranty and related expenses	$3,117	$4,760

Commitments and Contingencies — The Corporation was contingently liable at February 28, 2010 under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products.
Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the repurchase period. The period to potentially repurchase units is between 12 to 24 months. To be competitive in the marketplace regarding the availability of wholesale financing, the Corporation in the second and third quarters of fiscal 2010 signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Commitments and Contingencies — (Continued)
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $37 million at February 28, 2010 and approximately $36 million at May 31, 2009.
The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2010 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(Dollars in thousands)

Number of units repurchased	2	13	8	83

Obligations from units repurchased	$35	$284	$220	$1,657

Net losses on repurchased units	$4	$36	$11	$193
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
Recently Issued Accounting Standards — The Corporation has determined that the adoption of any recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Property, Plant and Equipment — During the third quarter of fiscal 2010, the Corporation sold an idle manufacturing housing facility located in Bossier City, Louisiana. The pretax gain on the sale of this facility is $1,544,000.
NOTE 2 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular homes) and recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Manufactured housing
HUD-Code	52%	65%	57%	67%
Domestic modular	7%	7%	9%	9%
Canadian modular	1%	1%	3%	—

	60%	73%	69%	76%

Recreational vehicles
Domestic	27%	18%	23%	19%
Canadian	13%	9%	8%	5%

	40%	27%	31%	24%

	100%	100%	100%	100%

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Industry Segment Information — (Continued)

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

SALES
Manufactured housing
HUD-Code	$13,205	$15,753	$54,341	$89,168
Domestic modular	1,663	1,780	8,887	11,933
Canadian modular	484	251	2,827	251

	15,352	17,784	66,055	101,352

Recreational vehicles
Domestic	6,707	4,431	22,139	26,341
Canadian	3,356	2,171	7,341	6,500

	10,063	6,602	29,480	32,841

Total sales	$25,415	$24,386	$95,535	$134,193

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(4,905)	$(7,703)	$(12,371)	$(15,908)
Recreational vehicles	(1,601)	(2,810)	(5,162)	(7,803)
General corporate expense	(597)	(595)	(2,262)	(1,594)
Income from life insurance proceeds	—	—	412	380
Gain on sale of idle property, plant and equipment	1,544	3,396	1,544	3,396

Total operating loss	(5,559)	(7,712)	(17,839)	(21,529)
Interest income	5	147	50	867

Loss before income taxes	$(5,554)	$(7,565)	$(17,789)	$(20,662)

Total operating loss represents losses before interest income and benefit for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular single section and multi-section homes) and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States (U.S.) and Canada. To better serve the needs of its dealers and communities, the Corporation has thirteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Manufactured homes are marketed under a number of trademarks, and are available in a variety of dimensions. HUD-Code products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Each manufactured home typically includes two to four bedrooms, kitchen, dining area, living room, one or two bathrooms, kitchen appliances, central heating and cooling. Custom home options may include but are not limited to: exterior dormers and windows; interior or exterior accent columns; fireplaces and whirlpool tubs. Materials used to construct a manufactured home are similar to materials used to construct a site-built home. The Corporation also sells homes that are “Energy-Star” compliant.
The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Nomad”, “Layton”, “Aljo”, “Joey”, “Freestyle”, “Rampage”, “Trail Rider”, “Texan”, “Wagoneer”, and “Weekender”. Park models are also marketed under a number of trademarks. The Corporation’s recreational vehicle models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.
Manufactured Housing and Recreational Vehicle Industry Conditions
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment is currently affected by a continuing decline in industry sales This decline, caused primarily by the adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview — (Continued)
Manufactured Housing and Recreational Vehicle Industry Conditions — (Continued)
Tight credit markets for retail and wholesale financing have become a significant challenge for the manufactured housing industry. According to the Manufactured Housing Institute, a lack of retail financing options and restrictive credit standards has negatively affected manufactured home buyers. In addition, a significant decline has occurred in wholesale financing, especially as national floor plan lenders have decreased lending to industry dealers.
In the recreational vehicle segment, the Corporation sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. In 2008 and 2009 industry sales of travel trailers and fifth wheels decreased. This decrease is the result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, excess inventory of new recreational vehicles and recreational vehicle dealers purchasing repossessed units. According to the Recreational Vehicle Industry Association (RVIA), motorized and non-motorized recreational vehicle shipments for 2009 totaled approximately 166,000 units, the lowest annual total since 1991. Despite the yearly decrease, unit shipments of travel trailers and fifth wheels in the last half of 2009 totaled approximately 79,000; a 32 percent increase from the approximately 60,000 reported in the last half of 2008. The RVIA cites dealers restocking inventories and an improving trend in RV sales to consumers as reasons for the increase. The RVIA, however, also notes that poor job and income growth as well as continuing credit constraints could slow the pace of the recovery.
Outlook
The Corporation’s manufacturing housing segment encountered a challenging business environment in the first three quarters of fiscal 2010, and it cannot determine with certainty the business environment for the remainder of calendar 2010. This environment includes the Manufactured Housing Institute reporting 2009 shipments of approximately 50,000 units, the lowest on record. The RVIA forecasts travel trailer and fifth wheel sales at approximately 182,000 units for calendar 2010; a 32 percent increase from calendar 2009’s total of 138,000 units. The Corporation’s recreational vehicle segment had declining sales in its first two fiscal quarters, but realized sales growth in the third fiscal quarter. Despite this favorable trend, business conditions for the remainder of calendar 2010 could be negatively impacted by adverse factors previously referenced by the RVIA.
As a result of these business conditions, the Corporation took the following actions during the first three quarters of fiscal 2010:
•	Took steps to decrease expenses and improve processes
•	Communicated with dealers and communities to take advantage of sales opportunities and position its products to be competitive in the marketplace
•	Consolidated the operations of a manufacturing housing facility in Halstead, Kansas and a manufacturing facility in Arkansas City, Kansas
•	Sold an idle manufacturing housing facility in Bossier City, Louisiana

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Overview — (Continued)
Outlook — (Continued)
•
To be competitive in the marketplace regarding the availability of wholesale financing, signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing. The period to potentially repurchase units increased from 12 to either 18 or 24 months.

•	Expanded dealer promotional programs to stimulate sales.
With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.
Results of Operations — Three-Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009 (Unaudited)
Sales and Unit Shipments

	February 28,		February 28,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Sales

Manufactured housing
HUD-Code	$13,205	52	$15,753	65	$(2,548)
Domestic modular	1,663	7	1,780	7	(117)
Canadian modular	484	1	251	1	233

	15,352	60	17,784	73	(2,432)

Recreational vehicles
Domestic	6,707	27	4,431	18	2,276
Canadian	3,356	13	2,171	9	1,185

	10,063	40	6,602	27	3,461

Total Sales	$25,415	100	$24,386	100	$1,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)

	February 28,		February 28,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Unit shipments

Manufactured housing
HUD-Code	309	30	345	41	(36)
Domestic modular	30	3	26	3	4
Canadian modular	9	1	5	1	4

	348	34	376	45	(28)

Recreational vehicles
Domestic	468	46	318	38	150
Canadian	210	20	140	17	70

	678	66	458	55	220

Total Unit Shipments	1,026	100	834	100	192

In the third quarter of fiscal 2010, the Corporation’s manufactured housing unit shipments decreased approximately 7 percent as compared to a year ago; impacted primarily by a reduction in HUD-Code sales. Domestic and Canadian modular housing sales slightly increased. Adverse conditions that affected the Corporation’s HUD-Code sales include:
•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing
•	Dealers and retail customers having difficulty obtaining financing.
Late in the third quarter, the Corporation signed a new repurchase agreement with a national provider of wholesale financing. The agreement allows the Corporation to be competitive in the marketplace regarding the availability of wholesale financing.
The Corporation’s overall recreational vehicle unit shipments increased approximately 48 percent in the third quarter. Travel trailer and fifth wheel unit shipments increased approximately 47 percent. Industry unit shipments for travel trailers and fifth wheels increased approximately 118 percent during the same period. Current industry unit shipment data for park models is not available. The size and quantity of the Corporation’s dealer network as compared to competitors was a primary factor in unit sales increasing at a slower rate than the industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Cost of Sales

	February 28,	Percent	February 28,	Percent	Increase
	2010	of Sales*	2009	of Sales*	(Decrease)
	(Dollars in thousands)

Manufactured housing	$16,562	108	$20,389	115	$(3,827)

Recreational vehicles	9,674	96	7,379	112	2,295

Consolidated	$26,236	103	$27,768	114	$(1,532)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing cost of sales decreased primarily due to less sales volume. As a percentage of sales, cost of sales decreased as a result of the Corporation’s efforts to reduce manufacturing costs. In addition, in the prior year the Corporation incurred approximately $120,000 in manufacturing costs associated with the consolidation of two manufactured housing facilities in Ocala, Florida.
Recreational vehicle cost of sales increased due to increased sales volume. As a percentage of sales, cost of sales decreased as a result of improved margins and a reduction in manufacturing costs.
Selling and Administrative Expenses

	February 28,	Percent	February 28,	Percent
	2010	of Sales	2009	of Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$6,282	25	$7,726	32	$1,444
Selling and administrative expenses, in dollars and as a percentage of sales, decreased due to a decrease in salaries as a result of a reduction in personnel, performance based compensation, and a continuing effort to control costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Operating Loss

	February 28,	Percent	February 28,	Percent
	2010	of Sales*	2009	of Sales*
	(Dollars in thousands)

Manufactured housing	$(4,905)	(32)	$(7,703)	(43)
Recreational vehicles	(1,601)	(16)	(2,810)	(43)
General corporate expenses	(597)	(2)	(595)	(2)
Gain on sale of idle property, plant and equipment	1,544	6	3,396	(14)

Total Operating Loss	$(5,559)	(22)	$(7,712)	(32)

*
The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, gain on the sale of idle property, plant and equipment and total operating loss are based on total sales.

The operating loss for the manufactured housing segment as compared to prior year decreased primarily due to cost reduction efforts, and the incurrence in prior year of approximately $120,000 in manufacturing costs associated with the consolidation of two facilities in Ocala, Florida. The operating loss for the recreational vehicle segment improved as compared to prior year as a result in increased sales, and cost reduction efforts.
In the third quarter of fiscal 2010, the Corporation sold an idle manufactured housing facility in Bossier City, Louisiana. The sale resulted in a pre-tax gain of $1,544,000. In the same period of fiscal year 2009, the Corporation sold an idle recreational vehicle facility located in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000.
Interest Income

	February 28,	February 28,
	2010	2009	Decrease
Interest Income	$5	$147	$142
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the third quarter of fiscal 2010, the average amount available for investment was approximately $76 million with a weighted average yield of 0.02 percent. In the third quarter of fiscal 2009, the average amount available for investment was approximately $97 million with a weighted average yield of 0.5 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2010 Compared to Three-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Benefit for Income Taxes

	February 28,	February 28,
	2010	2009	Decrease
	(Dollars in thousands)

Federal	$1,714	$2,507	$793

State	143	233	90

Total	$1,857	$2,740	$883

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the third quarter of fiscal 2010 and 2009. The decrease in the benefit for income taxes is primarily due to the decrease in the amount of pretax loss in fiscal 2010 as compared to the prior year.
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited)
Sales and Unit Shipments

	February 28,		February 28,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)
Sales

Manufactured housing
HUD-Code	$54,341	57	$89,168	67	$(34,827)
Domestic modular	8,887	9	11,933	9	(3,046)
Canadian modular	2,827	3	251	—	2,576

	66,055	69	101,352	76	(35,297)

Recreational vehicles
Domestic	22,139	23	26,341	19	(4,202)
Canadian	7,341	8	6,500	5	841

	29,480	31	32,841	24	(3,361)

Total Sales	$95,535	100	$134,193	100	$(38,658)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)

	February 28,		February 28,		Increase
	2010	Percent	2009	Percent	(Decrease)
		(Dollars in thousands)

Unit shipments

Manufactured housing
HUD-Code	1,247	36	2,011	46	(764)
Domestic modular	157	5	201	4	(44)
Canadian modular	56	1	5	—	51

	1,460	42	2,217	50	(757)

Recreational vehicles
Domestic	1,561	45	1,766	40	(205)
Canadian	447	13	413	10	34

	2,008	58	2,179	50	(171)

Total Unit Shipments	3,468	100	4,396	100	(928)

From June 2009 to February of 2010, the Corporation’s manufactured housing unit shipments decreased approximately 34 percent; impacted primarily by a reduction in HUD-Code sales. Modular housing sales slightly increased as a result of increased demand for Canadian modular housing. Adverse conditions that affected the Corporation’s HUD-Code sales include:
•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing
•	Dealers and retail customers having difficulty obtaining financing.
As previously referenced, the Corporation late in the third quarter signed a new repurchase agreement with a national provider of wholesale financing. The agreement allows the Corporation to be competitive in the marketplace regarding the availability of wholesale financing.
The Corporation’s overall recreational vehicle unit shipments and unit shipments for travel trailers and fifth wheels decreased approximately 8 percent in the first three fiscal quarters. Industry unit shipments for travel trailers and fifth wheels increased approximately 31 percent during the same period. Current industry unit shipment data for park models is not available. Limited access to wholesale financing available to the Corporation’s dealers was a primary factor in unit sales decreasing while unit sales for the industry increased. As previously referenced, the Corporation late in the second quarter signed new repurchase agreements with two national providers of wholesale financing. The new repurchase agreements aided in sales increasing in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Cost of Sales

	February 28,	Percent	February 28,	Percent
	2010	of Sales *	2009	of Sales *	Decrease
	(Dollars in thousands)

Manufactured housing	$65,962	100	$100,464	99	$34,502

Recreational vehicles	29,051	99	34,079	104	5,028

Consolidated	$95,013	99	$134,543	100	$39,530

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales decreased due to less sales volume. As a percentage of sales, recreational vehicle cost of sales decreased as a result of improved margins and a reduction in manufacturing costs.
Selling and Administrative Expenses

	February 28,	Percent	February 28,	Percent
	2010	of Sales	2009	of Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$20,317	21	$24,955	19	$4,638
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Operating Loss

	February 28,	Percent	February 28,	Percent
	2010	of Sales*	2009	of Sales*
	(Dollars in thousands)

Manufactured housing	$(12,371)	(19)	$(15,908)	(16)
Recreational vehicles	(5,162)	(18)	(7,803)	(24)
General corporate expenses	(2,262)	(2)	(1,594)	(1)
Income from life insurance proceeds	412	—	380	—
Gain on sale of idle property, plant and equipment	1,544	2	3,396	3

Total Operating Loss	$(17,839)	(19)	$(21,529)	(16)

*
The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds, gain on the sale of idle property, plant and equipment and total operating loss are based on total sales.

The operating loss for the manufactured housing segment as compared to prior year decreased primarily due to cost reduction efforts, and the incurrence in prior year of costs associated with the consolidation of two facilities in Ocala, Florida, and two facilities in Pennsylvania. The operating loss for the recreational vehicle segment improved as compared to prior year as a result in increased sales, and cost reduction.
General corporate expenses increased due to the increase of the Corporation’s liability for retirement and death benefits offered to certain employees in the second quarter.
The Corporation owns life insurance contracts on certain employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $412,000 in fiscal 2010, and $380,000 in fiscal 2009.
In the third quarter of fiscal 2010, the Corporation sold an idle manufactured housing facility in Bossier City, Louisiana. The sale resulted in a pre-tax gain of $1,544,000. In the same period of fiscal year 2009, the Corporation sold an idle recreational vehicle facility located in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Interest Income

	February 28,	February 28,
	2010	2009	Decrease
	(Dollars in thousands)

Interest Income	$50	$867	$817
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first nine months of fiscal 2010, the average amount available for investment was approximately $78 million with a weighted average yield of 0.2 percent. In the first nine months of fiscal 2009, the average amount available for investment was approximately $98 million with a weighted average yield of 1.6 percent.
Benefit for Income Taxes

	February 28,	February 28,
	2010	2009	Decrease
	(Dollars in thousands)

Federal	$5,854	$6,918	$1,064

State	523	675	152

Total	$6,377	$7,593	$1,216

The benefit provision for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first nine months of fiscal 2010 and 2009. The decrease in the benefit for income taxes is primarily due to the decrease in the amount of pretax loss in fiscal 2010 as compared to fiscal 2009.
Liquidity and Capital Resources

	February 28,	May 31,
	2010	2009	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$76,411	$94,786	$(18,375)
Current assets, exclusive of cash and U.S. Treasury Bills	$31,576	$24,973	$6,603
Current liabilities	$14,258	$15,385	$(1,127)
Working capital	$93,729	$104,374	$(10,645)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2010 Compared to Nine-Month Period Ended February 28, 2009 (Unaudited) — (Continued)
Liquidity and Capital Resources — (Continued)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $11,412,000 and dividends paid of $4,531,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $6,587,000 increase in other current assets. Other current assets changed due to the recognition of an approximately $9,000,000 receivable for federal income taxes. The receivable represents a loss carryback from fiscal 2009, and is the result of the passage of the Worker, Homeownership, and Business Assistance Act of 2009.
Current liabilities decreased as a result of a $1,502,000 decline in accrued warranty and related expenses. The decrease occurred due to lower sales.
Capital expenditures totaled $610,000 for the first nine months of fiscal 2010 as compared to $1,144,000 in the comparable period of the previous year. In fiscal 2009, capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. The Corporation began in the third quarter of fiscal 2009 a project to implement an enterprise resource planning (ERP) system. The system is expected to be fully implemented by mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through February 28, 2010 is approximately $850,000. The goal of the ERP system is to provide better operating and financial data, and lower the Corporation’s technology costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Deferred Tax Assets
Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation reviewed all available evidence, both positive and negative in determining the realizable value of its net deferred tax assets. Negative evidence of cumulative losses in recent years and expected losses in the near-term are compared to positive evidence. Positive evidence consists of the following:
•
Recoverability of net operating losses and federal income tax credits, which is feasible through the Worker, Homeownership, and Business Assistance Act of 2009 that allows for a five-year carryback of losses and certain credits. The Corporation estimates the realization of approximately $9 million in tax refunds as a result of this provision.

•
Future taxable income, exclusive of reversing temporary differences, which is based on independent forecasts of the U.S. housing market, and the Corporation’s continuing efforts to reduce its costs. The forecasted return to profitability assumes an increase in the in the U.S. housing market from approximately 700,000 units in 2010 to approximately 1,700,000 units in 2014, and results in the utilization of the Corporation’s net deferred tax assets by fiscal 2015. The Corporation believes that its strong cash and investment position totaling approximately $76 million at February 28, 2010, in addition to no bank debt will provide operating cash to achieve its operating plan well into the projected recovery period.

•
Prudent and feasible tax planning strategies, which most significantly include the Corporation’s ability to generate taxable gains through the sale of its held real estate. Management believes the fair value of the real estate exceeds its net book value. In recent years, the Corporation has demonstrated the ability to sell real estate for a taxable gain. During the third quarter of fiscal 2010 and 2009, the Corporation sold idle facilities for pretax gains of $1.5 million and $3.4 million, respectively, as referenced in the Notes to the Consolidated Financial Statements.

Adoption of New Accounting Policies
Information regarding the adoption of new accounting policies is referenced in the Notes to the Consolidated Financial Statements.

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
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Availability of wholesale and retail financing
•	The health of the U.S. housing market as a whole
•	Consumer confidence and economic uncertainty
•	Cyclical nature of the manufactured housing and recreational vehicle industries
•	General or seasonal weather conditions affecting sales
•	Potential impact of hurricanes and other natural disasters on sales and raw material costs
•	Potential periodic inventory adjustments by independent retailers
•	Interest rate levels
•	Impact of inflation
•	Impact of rising fuel costs
•	Cost of labor and raw materials
•	Competitive pressures on pricing and promotional costs
•	Catastrophic events impacting insurance costs
•	The availability of insurance coverage for various risks to the Corporation
•	Market demographics
•	Management’s ability to attract and retain executive officers and key personnel
•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 28, 2010, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2010.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2009, except as discussed below:
The Corporation has recorded a net deferred tax asset totaling approximately $16 million as of February 28, 2010. While the Corporation believes that it is more likely than not this net deferred tax asset will reduce future income tax payments, there can be no assurances that future taxable income and its tax planning strategies will be sufficient to realize the entirety of this benefit. There are significant assumptions inherent in the Corporation’s estimate of future profitability and tax planning strategies. Changes in these assumptions would impact the estimated amount of the net deferred tax asset realized by these assumptions. Should the Corporation determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the net deferred tax asset to the amount that is more likely than not to be realized, would reduce net income in the period such determination was made.

Item 1A. Risk Factors — (Continued).
To be competitive in the marketplace regarding the availability of wholesale financing, the Corporation during the second and third quarters of fiscal 2010 signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing. The repurchase period increased from 12 months to either 18 or 24 months. This longer period could result in the Corporation repurchasing more homes and recreational vehicles, thereby increasing expense and reducing cash flows.
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

SKYLINE CORPORATION
DATE: April 2, 2010	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 2, 2010	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002