Form 10-K
period 2010-05-31
SKYLINE CORP
filed 2010-08-06
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,852,762 shares) based on the closing price on the New York Stock Exchange on November 30, 2009 was $112,864,990.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 22, 2010

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held September 27, 2010	Part III, Items 10 — 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2010 Annual Meeting of Shareholders to be held on September 27, 2010 (“2010 Proxy Statement”).

PART I

Item 1.	Business.

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) designs, produces and distributes manufactured housing (HUD-Code and modular homes) and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada.

The Corporation, which is one of the larger producers of manufactured homes in the United States, sold 2,008 manufactured homes in fiscal year 2010.

The Corporation’s manufactured homes are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 16’, doublewide widths from 18’ to 32’, and triplewide widths from 36’ to 46’. The area of a singlewide ranges from approximately 400 to 1,200 square feet, a doublewide from approximately 700 to 2,400 square feet, and triplewide from approximately 1,600 to 2,900 square feet.

The Corporation also sold 3,100 recreational vehicles in fiscal 2010, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Sales, operating results and total assets for the manufactured housing and recreational vehicle segments are included in Note 5, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Products and Markets

The Corporation’s manufactured homes are marketed under a number of trademarks, and are available in a variety of dimensions. HUD-Code products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Each manufactured home typically includes two to four bedrooms, kitchen, dining area, living room, one or two bathrooms, kitchen appliances, central heating and cooling. Custom home options may include but are not limited to: exterior dormers and windows; interior or exterior accent columns; fireplaces and whirlpool tubs. Materials used to construct a manufactured home are similar to materials used to construct a site-built home. The Corporation also sells homes that are “Energy-Star” compliant.

The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Freestyle”; “Joey”; “Layton”; “Mountain View”; “Nomad”; “Rampage”; “Texan”; “Trail Rider”; “Wagoneer”; and “Weekender”; Park models are also marketed under a number of trademarks. The Corporation’s recreational vehicle models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.

The principal markets for manufactured homes are the suburban and rural areas of the continental United States and Canada. The principal buyers continue to be individuals over the age of fifty, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

The recreational vehicle market is made up of primarily vacationing families, retired couples traveling around the country and sports enthusiasts pursuing four-season hobbies.

The Corporation provides the retail purchaser of its manufactured homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty.

Item 1.	Business — (Continued).

The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

The amount and percentage of sales contributed by the manufactured housing and recreational vehicle segments is noted in Item 7.

Method of Distribution

The Corporation’s manufactured homes are distributed by approximately 230 independent dealers at 350 locations throughout the United States and Canada, and recreational vehicles are distributed by approximately 150 independent dealers at 180 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

Losses related to repurchases totaled $23,000, $235,000 and $6,000 in fiscal years 2010, 2009 and 2008, respectively. Additional information regarding these repurchase agreements is included in Note 2, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Raw Materials and Supplies

The Corporation is basically an assembler and installer of components purchased from outside sources. The major components used by the Corporation are lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time the Corporation is obtaining sufficient materials to fulfill its needs.

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

Dependence Upon Individual Customers

The Corporation does not rely upon any single dealer for a significant percentage of its business in any industry segment.

Item 1.	Business — (Continued).

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

The manufactured housing industry shipped approximately 50,000 homes in calendar year 2009. In the same period, the Corporation shipped 1,935 homes for a 3.9 percent market share. In calendar year 2008, approximately 82,000 homes were shipped by the industry. In that period, the Corporation shipped 3,581 homes for a 4.4 percent market share.

In fiscal year 2010 the manufactured housing industry shipped approximately 51,000 units, while the Corporation shipped 2,008 units for a 3.9 percent market share. In fiscal 2009, industry shipments totaled approximately 65,000 units, while the Corporation shipped 2,712 units for a 4.2 percent market share.

Regarding the recreational vehicle industry, the following tables show the Corporation’s competitive position in the recreational vehicle product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2009			Calendar Year 2008
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel trailer	102,000	2,302	2.3%	128,000	4,009	3.1%
Fifth wheels	37,000	153	0.4%	57,000	333	0.6%
Park models	4,000	71	1.8%	7,000	127	1.9%

	Units Shipped			Units Shipped
	Fiscal Year 2010			Fiscal Year 2009
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Travel trailer	132,000	2,747	2.1%	88,000	2,564	2.9%
Fifth wheels	49,000	262	0.5%	36,000	188	0.5%

The competitive position for park models is not listed because industry data based on the Corporation’s fiscal 2010 is not available.

Both the manufactured housing and recreational vehicle segments of the Corporation’s business are dependent upon the availability of wholesale and retail financing. Consequently, increases in interest rates and/or tightening of credit through governmental action or otherwise, have adversely affected the Corporation’s business in the past and may do so in the future.

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

Number of Employees

The Corporation employs approximately 1,200 people at the present time.

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

The manufactured housing and recreational vehicle industries have until recently, experienced declining sales primarily as the result of recessionary economic conditions and lack of retail and wholesale financing. Ongoing weakness in both industries could have an adverse effect in demand for the Corporation’s products.

Item 1A.	Risk Factors — (Continued).

Cyclical and Seasonal Nature of Business — (Continued)

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

The Corporation’s 13 manufacturing facilities, all of which are owned, are as follows:

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

The above facilities range in size from approximately 50,000 square feet to approximately 160,000 square feet. The Corporation has two idle facilities in Ocala, Florida, and idle facilities in Hemet, California; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.

In the third quarter of fiscal 2008, 2009 and 2010, the Corporation sold an idle manufactured housing facility in Goshen, Indiana; an idle recreational vehicle facility in McMinnville, Oregon; and an idle manufactured housing facility in Bossier City, Louisiana, respectively. The sale resulted in a pre-tax gains of $670,000, $3,396,000 $1,544,000, respectively.

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

Skyline Corporation (SKY) is traded on the New York Stock Exchange. A quarterly cash dividend of 18 cents ($0.18) per share was paid in fiscal 2010 and 2009. At May 31, 2010, there were 851 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price is listed for the fiscal years ended May 31, 2010 and 2009.

	Common Stock				Dividends
	Price Range				Declared Per
	2010		2009		Share
	High	Low	High	Low	2010	2009

First quarter	$26.48	$17.24	$29.22	$21.42	$.18	$.18
Second quarter	$25.16	$15.74	$30.60	$15.51	$.18	$.18
Third quarter	$21.99	$16.10	$27.25	$15.55	$.18	$.18
Fourth quarter	$25.69	$16.93	$23.25	$14.62	$.18	$.18

The name, address and phone number of our stock transfer agent and registrar is:

Computershare Investor Services
Shareholder Services Division
Two North LaSalle Street
Chicago, Illinois 60602
312-588-4237

Performance

The following graph compares the cumulative, five-year shareholder returns on Skyline Common Stock to the cumulative, five-year shareholder returns on (a) the S&P 500 Stock Index, (b) an index of old peer companies selected by Skyline and used since 1998 (“Old Peer Group”), and (c) an index of new peer companies selected by Skyline. The Old Peer Group is composed of four publicly-held companies which were selected based on similarities in their products and their competitive position in the industry. The companies comprising the Old Peer Group are weighted by their respective market capitalization and include the following: Cavalier Homes, Inc., Champion Enterprises, Inc., Coachmen Industries, Inc. and Fleetwood Enterprises, Inc.

During fiscal 2010, significant changes occurred in the Old Peer Group that necessitated Skyline constructing a New Peer Group. On September 1, 2009, Cavalier Homes, Inc. merged with Southern Energy Homes, Inc., a Berkshire Hathaway company. As a result, Cavalier Homes, Inc. ceased to have a class of publically traded shares which can be referenced for the performance graph. On March 19, 2010, Champion Enterprises, Inc. sold its domestic and international operations to Champion Enterprises Holdings, LLC. which does not have a class of publicly traded shares that can be referenced for a performance graph. On August 17, 2009, Fleetwood Enterprises, Inc. sold its manufactured housing assets to FH Holding, Inc., an affiliate of Cavco Industries, Inc. The New Peer Group consists of All American Group, Inc. (formerly Coachmen Industries, Inc.), Cavco Industries, Inc., and Palm Harbor Homes, Inc. Palm Harbor, Homes, Inc. was selected because of similarities of products to Skyline’s, and because of its competitive position in the industry which Skyline serves. The comparison assumes $100 was invested on May 31, 2005 in Skyline common stock and in each of the foregoing indices, including reinvestment of dividends (although Skyline has no dividend reinvestment plan).

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — (Continued).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Skyline Corporation, The S&P 500 Index,
an Old Peer Group And A New Peer Group

*	$100 invested on 5/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending May 31.

	5/05	5/06	5/07	5/08	5/09	5/10
Skyline Corporation	100.00	96.27	92.45	76.32	58.68	57.88
S&P 500	100.00	108.64	133.40	124.47	83.93	101.54
Old Peer Group	100.00	109.54	105.85	62.02	3.23	1.02
New Peer Group	100.00	116.09	98.02	59.01	27.11	37.76

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

Dollars in thousands except per share data

	2010		2009	2008	2007	2006

FOR THE YEAR
Sales	$136,230		$166,676	$301,765	$365,473	$508,543
(Loss) earnings before income taxes	$(19,351)		$(24,994)	$(9,138)	$3,399	$23,315
Net (loss) earnings	$(28,993	)*	$(15,434)	$(5,556)	$2,593	$14,292
Cash dividends declared	$6,042		$6,042	$6,041	$22,824	$6,041
Capital expenditures	$891		$1,574	$2,092	$4,968	$2,485
Depreciation	$2,189		$2,704	$3,181	$3,148	$3,154
Weighted average common shares outstanding	8,391,244		8,391,244	8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$84,948		$104,374	$132,594	$141,828	$164,225
Current ratio	7.3:1		7.8:1	7.1:1	6.2:1	5.1:1
Property, plant and equipment, net	$26,722		$30,598	$32,535	$35,806	$34,069
Total assets	$130,713		$168,119	$196,999	$214,940	$248,403
Total liabilities	$21,006		$23,377	$30,781	$37,125	$50,649
Shareholders’ equity	$109,707		$144,742	$166,218	$177,815	$197,754
PER SHARE
Basic (loss) earnings	$(3.46	)*	$(1.84)	$(.66)	$.31	$1.70
Cash dividends declared	$.72		$.72	$.72	$2.72	$.72
Shareholders’ equity	$13.07		$17.25	$19.81	$21.19	$23.57

*	Includes a non-cash charge of approximately $16,867,000 associated with an increase in a valuation allowance for deferred tax assets, or ($2.01) per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular homes) and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has thirteen manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

As referenced in Item 1, manufactured homes are marketed under a number of trademarks, and are available in a variety of dimensions. HUD-Code products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Freestyle”; “Joey”; “Layton”; “Mountain View”; “Nomad”; “Rampage”; “Texan”; “Trail Rider”; “Wagoneer”; and “Weekender”. Park models are also marketed under a number of trademarks. The Corporation’s recreational vehicle models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing and Recreational Vehicle Industry Conditions

Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing segment has been affected by a continuing decline in industry sales. This decline, caused primarily by the adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. The industry, however, has recently experienced an increase in shipments. From January to May 2010, total shipments were approximately 21,000 units, a 5 percent increase from the same period a year ago.

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

The Corporation’s recreational vehicle segment sells travel trailers, fifth wheels and park models. Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. From calendar 2007 to 2009 industry sales of travel trailers and fifth wheels decreased. This decrease is the result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. According to the Recreational Vehicle Industry Association (RVIA), motorized and non-motorized recreational vehicle shipments for 2009 totaled approximately 166,000 units, the lowest annual total since 1991. Despite the yearly decreases, unit shipments of travel trailers and fifth wheels in the last half of 2009 totaled approximately 79,000; a 32 percent increase from the approximately 60,000 reported in the last half of 2008. In the first quarter of calendar 2010, unit shipments of travel trailers and fifth wheels totaled approximately 49,000; a 96 percent increase from the first quarter of calendar 2009. The RVIA cites dealers restocking inventories as the reason for the increase. The RVIA, however, also notes that poor job and income growth, continuing credit constraints, stagnant home prices, a volatile stock market, and the threat of higher inflation and interest rates could slow the pace of the recovery.

Fiscal 2010 Fourth Quarter Results

The Corporation experienced the following results during the fourth quarter of fiscal 2010:

•	Total sales were $40,695,000, a 25 percent increase from the $32,483,000 reported in the same period a year ago

•	Manufactured housing sales were $24,496,000, an 8 percent increase from the $22,578,000 realized in the fourth quarter of fiscal 2009. Sales increased in HUD-Code, domestic modular and Canadian modular homes.

•	Recreational vehicle sales increased 64 percent, from $9,905,000 in the fourth quarter of fiscal 2009 to $16,199,000 in the fourth quarter of fiscal 2010. Sales increased in recreational vehicles sold to dealers in both the United States and Canada.

•	Loss before income taxes for the fourth quarter of fiscal 2010 was $1,562,000 as compared to $4,332,000 for fiscal 2009’s fourth quarter

•	As a result of a deferred tax assets valuation allowance increase, income tax provision was $16,019,000 in the fourth quarter of fiscal 2010, compared to a benefit of $1,967,000 for the comparable period of fiscal 2009. The Corporation’s deferred tax assets consist primarily of federal and state net operating losses and tax credits that can be used to offset future tax liabilities. The federal net operating loss carryforwards have a life expectancy of twenty years, while the state net operating loss carryforwards have a life expectancy between five and twenty years. Consistent with generally accepted accounting principles, the Corporation made an additional valuation allowance of approximately $16,867,000 based on cumulative book taxable losses for fiscal 2008 to 2010. The increase in the valuation allowance is a non-cash charge. Should economic

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2010 Fourth Quarter Results — (Continued)

conditions improve, the Corporation may determine that a lesser valuation allowance is warranted; resulting in a reduction to income tax provision and the valuation allowance in the period of determination.

•	Net loss for the fourth fiscal quarter of 2010 was $17,581,000 as compared to $2,365,000 for the fourth quarter of fiscal 2009. The increase in the net loss resulted primarily from the increase in the deferred tax assets valuation allowance. On a per share basis, net loss was $2.10 as compared to $.28 for the comparable period a year ago.

Outlook

Due to challenging business conditions in fiscal 2010, the Corporation took the following actions:

•	Underwent efforts to decrease expenses and improve processes

•	Communicated with dealers and communities to take advantage of sales opportunities and position its products to be competitive in the marketplace

•	Consolidated the operations of a manufacturing housing facility in Halstead, Kansas and a manufacturing facility in Arkansas City, Kansas

•	Sold an idle manufacturing housing facility in Bossier City, Louisiana

•	Signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing to be competitive in the marketplace. The period to potentially repurchase units increased from 12 to either 18 or 24 months.

•	Expanded dealer promotional programs to stimulate sales.

The Corporation’s manufacturing housing segment encountered declining sales in fiscal 2010, and management cannot determine with certainty if the sales increase that occurred in the fourth quarter is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment, after experiencing decreased year-over-year sales in the first and second quarters of fiscal 2010, did have increased sales in the third and fourth quarters. Regarding the business environment for fiscal 2011, the RVIA forecasts travel trailer and fifth wheel sales at approximately 191,000 units for calendar 2010; a 38 percent increase from calendar 2009’s total of approximately 138,000 units. In addition, the RVIA forecasts calendar 2011 shipments of approximately 206,000 units. Despite this favorable trend, business conditions for the remainder of calendar 2010 and 2011 could be negatively impacted by adverse factors previously referenced by the RVIA.

With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009

Sales and Unit Shipments

					Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured housing
HUD-Code	$75,536	55	$108,779	65	$(33,243)
Domestic modular	11,569	8	14,372	9	(2,803)
Canadian modular	3,446	3	779	—	2,667

	90,551	66	123,930	74	(33,379)
Recreational vehicles
Domestic	34,092	25	33,617	20	475
Canadian	11,587	9	9,129	6	2,458

	45,679	34	42,746	26	2,933

Total Sales	$136,230	100	$166,676	100	$(30,446)

					Increase
	2010	Percent	2009	Percent	(Decrease)

Unit shipments
Manufactured housing
HUD-Code	1,733	34	2,453	44	(720)
Domestic modular	204	4	243	5	(39)
Canadian modular	71	1	16	—	55

	2,008	39	2,712	49	(704)
Recreational vehicles
Domestic	2,374	47	2,258	41	116
Canadian	726	14	574	10	152

	3,100	61	2,832	51	268

Total Unit Shipments	5,108	100	5,544	100	(436)

In fiscal 2010, the Corporation’s manufactured housing unit shipments decreased approximately 26 percent as compared to a year ago; impacted primarily by a 29 percent reduction in HUD-Code sales. Domestic modular sales decreased 16 percent, while Canadian modular housing sales increased 344 percent. Adverse conditions that affected the Corporation’s HUD-Code sales include:

•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing

•	Dealers and retail customers having difficulty obtaining financing.

As previously referenced, sales in the fourth quarter increased 8 percent from the same period a year ago. In the third quarter of fiscal 2010, the Corporation signed a new repurchase agreement with a national provider of wholesale financing. The agreement allows the Corporation’s dealers to continue to have a source of wholesale financing.

The Corporation’s overall recreational vehicle unit shipments increased approximately 9 percent in fiscal 2010. Industry unit shipments for travel trailers and fifth wheels increased approximately 46 percent during the same period. Current industry unit shipment data for park models is not available. The size and quantity of the Corporation’s dealer

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Sales and Unit Shipments — (Continued)

network as compared to competitors was a primary factor in unit sales increasing at a slower rate than the industry. In the second quarter of fiscal 2010, the Corporation signed new repurchase agreements with two national providers of wholesale financing. The repurchase agreements aided in sales increasing in the third and fourth quarters.

Cost of Sales

		Percent of		Percent of
	2010	Sales*	2009	Sales*	Decrease
	(Dollars in thousands)

Manufactured housing	$87,805	97	$121,813	98	$34,008
Recreational vehicles	43,595	95	43,809	102	214

Consolidated	$131,400	96	$165,622	99	$34,222

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

Manufactured housing cost of sales decreased primarily due to less sales volume. As a percentage of sales, cost of sales decreased as a result of the Corporation’s efforts to reduce manufacturing costs. In addition, the Corporation incurred during fiscal 2009 approximately $200,000 in manufacturing costs associated with the consolidation of manufactured housing facilities in Pennsylvania and Florida.

Recreational vehicle cost of sales decreased, in dollars and as a percentage of sales, due to a reduction in manufacturing costs. In addition, the Corporation incurred during fiscal 2009 approximately $100,000 in manufacturing costs associated with the consolidation of recreational vehicle facilities in California and Indiana.

Selling and Administrative Expenses

		Percent of		Percent of
	2010	Sales	2009	Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$26,200	19	$30,735	18	$4,535

Selling and administrative expenses decreased due to a decrease in salaries as a result of a reduction in personnel, performance based compensation, and a continuing effort to control costs. In addition, in fiscal 2009 approximately $800,000 in severance costs was incurred for personnel at both the Corporation’s headquarters and manufacturing facilities.

Operating Loss

		Percent of		Percent of
	2010	Sales*	2009	Sales*
	(Dollars in thousands)

Manufactured housing	$(13,470)	(15)	$(18,304)	(15)
Recreational vehicles	(5,308)	(12)	(9,435)	(22)
General corporate expenses	(2,592)	(2)	(1,942)	(1)
Income from life insurance proceeds	412	—	380	—
Gain on sale of idle property, plant and equipment	1,544	1	3,396	2

Total Operating Loss	$(19,414)	(14)	$(25,905)	(16)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Operating Loss — (Continued)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds, gain on sale of idle property, plant and equipment and total operating loss are based on total sales.

The operating loss for the manufactured housing segment as compared to prior year decreased primarily due to cost reduction efforts, increased fourth quarter sales, the incurrence in prior year of approximately $200,000 in manufacturing costs associated with the consolidation of manufacturing facilities in Pennsylvania and Florida, and the incurrence in prior year of $400,000 in severance costs for office personnel at various manufacturing facilities.

The operating loss for the recreational vehicle segment improved as compared to prior year as a result in increased sales, and cost reduction efforts, the incurrence in prior year of approximately $100,000 in manufacturing costs associated with the consolidation of manufacturing facilities in California and Indiana, and the incurrence in prior year of approximately $100,000 in severance costs for office personnel at various manufacturing facilities.

General corporate expenses increased due to the increase of the Corporation’s liability for retirement and death benefits offered to certain employees.

The Corporation owns life insurance contracts on certain employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $412,000 in fiscal 2010, and $380,000 in fiscal 2009, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

In the third quarter of fiscal 2010, the Corporation sold an idle manufactured housing facility in Bossier City, Louisiana. The sale resulted in a pre-tax gain of $1,544,000. In the same period of fiscal year 2009, the Corporation sold an idle recreational vehicle facility located in McMinnville, Oregon. The sale resulted in a pre-tax gain of $3,396,000.

Interest Income

	2010	2009	Decrease
	(Dollars in thousands)

Interest income	$63	$911	$848

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2010, the average amount available for investment was approximately $76 million with a weighted average yield of 0.2 percent. In fiscal 2009, the average amount available for investment was approximately $96 million with a weighted average yield of 1.6 percent.

Provision (Benefit) for Income Taxes

	2010	2009	Increase
	(Dollars in thousands)

Federal	$7,080	$(8,749)	$15,829
State	2,562	(811)	3,373

Total	$9,642	$(9,560)	$19,202

The provision for income taxes for fiscal 2010 reflects the approximately $16,867,000 increase in the deferred tax assets valuation allowance. For fiscal 2009, the benefit for federal and state income tax is the result of pretax losses that occurred in fiscal 2009. Additional information regarding incomes taxes is located in Note 1 in Notes to Consolidated Financial Statements included in this document under Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2009 Compared to Fiscal 2008

Sales and Unit Shipments

					Increase
	2009	Percent	2008	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured housing
HUD-Code	$108,779	65	$192,061	64	$(83,282)
Domestic modular	14,372	9	22,733	7	(8,361)
Canadian modular	779	—	—	—	779

	123,930	74	214,794	71	(90,864)
Recreational vehicles
Domestic	33,617	20	76,555	25	(42,938)
Canadian	9,129	6	10,416	4	(1,287)

	42,746	26	86,971	29	(44,225)

Total Sales	$166,676	100	$301,765	100	$(135,089)

					Increase
	2009	Percent	2008	Percent	(Decrease)

Unit shipments
Manufactured housing
HUD-Code	2,453	44	4,215	40	(1,762)
Domestic modular	243	5	393	4	(150)
Canadian modular	16	—	—	—	16

	2,712	49	4,608	44	(1,896)
Recreational vehicles
Domestic	2,258	41	5,074	49	(2,816)
Canadian	574	10	723	7	(149)

	2,832	51	5,797	56	(2,965)

Total Unit Shipments	5,544	100	10,405	100	(4,861)

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

Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — (Continued)

Sales and Unit Shipments — (Continued)

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

Cost of Sales

		Percent		Percent
		of		of
	2009	Sales*	2008	Sales*	Decrease
	(Dollars in thousands)

Manufactured housing	$121,813	98	$194,822	91	$73,009
Recreational vehicles	43,809	102	84,134	97	40,325

Consolidated	$165,622	99	$278,956	92	$113,334

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.

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

Selling and Administrative Expenses

		Percent		Percent
		of		of
	2009	Sales	2008	Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$30,735	18	$36,770	12	$6,035

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — (Continued)

Operating Loss

		Percent of		Percent of
	2009	Sales*	2008	Sales*
	(Dollars in thousands)

Manufactured housing	$(18,304)	(15)	$(4,200)	(2)
Recreational vehicles	(9,435)	(22)	(7,750)	(9)
General corporate expenses	(1,942)	(1)	(2,011)	(1)
Income from life insurance proceeds	380	—	—	—
Gain on sale of idle property, plant and equipment	3,396	2	670	—

Total Operating Loss	$(25,905)	(16)	$(13,291)	(4)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds, gain on sale of idle property, plant and equipment and total operating loss are based on total sales.

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

Results of Operations — Fiscal 2009 Compared to Fiscal 2008 — (Continued)

Benefit for Income Taxes

	2009	2008	Increase
	(Dollars in thousands)

Federal	$(8,749)	$(3,204)	$5,545
State	(811)	(378)	433

Total	$(9,560)	$(3,582)	$5,978

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in fiscal 2009 and 2008. Additional information regarding incomes taxes is located in Note 1 in the Notes to Consolidated Financial Statements included in this document under Item 8.

Liquidity and Capital Resources

	May 31,
	2010	2009	Decrease
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$77,257	$94,786	$17,529
Current assets, exclusive of cash and U.S. Treasury Bills	$21,074	$24,973	$3,899
Current liabilities	$13,383	$15,385	$2,002
Working capital	$84,948	$104,374	$19,426

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a loss before income taxes of $19,351,000 and dividends paid of $6,042,000. Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to a $3,335,000 increase in accounts receivable, and a $7,488,000 decrease in other current assets. Accounts receivable increased due to increased sales in May 2010 as compared to May 2009. Other current assets decreased due primarily to an increase in the valuation allowance associated with current deferred tax assets.

Current liabilities decreased as a result of a $1,280,000 decline in accrued warranty and related expenses. The decrease occurred due to lower sales in fiscal 2010 as compared to fiscal 2009.

Capital expenditures totaled $891,000 for fiscal 2010 as compared to $1,574,000 in fiscal 2009. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through May 31, 2010 is approximately $850,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. Historically, the Corporation’s financing needs have been met with a combination of cash on hand and funds generated internally.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2010:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$612	$277	$253	$58	$24

The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2010:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Repurchase Agreements	$49,000	$38,000	$11,000	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 2 of the Notes to the Consolidated Financial Statements. During fiscal 2010 and 2009, the Corporation experienced a $23,000 and $235,000 loss, respectively on the sale of repurchased units.

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

The following accounting policies are considered to require a significant estimate:

Deferred Tax Assets

Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation reviewed all available evidence, both positive and negative in determining the realizable value of its net deferred tax assets. During the fourth quarter of fiscal 2010, the Corporation recognized an approximately $16,867,000 increase in the deferred tax assets valuation allowance. Additional information regarding the increase in the valuation allowance is in the “Income Taxes” disclosure in Note 1 of the Notes to Consolidated Financial Statements.

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

Impact of Inflation

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to increase its selling prices on its manufactured housing product to cover an increase in material costs during that period. Increased selling prices were realized by the end of the second quarter of fiscal 2009.

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

Forward Looking Information — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2010 and 2009, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years in the three-year period ended May 31, 2010. We also have audited the Corporation’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

South Bend, Indiana
July 22, 2010

Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
May 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)

ASSETS
Current Assets:
Cash	$9,268	$9,836
U.S. Treasury Bills, at cost plus accrued interest	67,989	84,950
Accounts receivable	9,778	6,443
Inventories	6,756	6,502
Other current assets	4,540	12,028

Total Current Assets	98,331	119,759

Property, Plant and Equipment, at Cost:
Land	4,884	5,297
Buildings and improvements	58,001	61,773
Machinery and equipment	27,527	27,915

	90,412	94,985
Less accumulated depreciation	63,690	64,387

Net Property, Plant and Equipment	26,722	30,598

Noncurrent Deferred Tax Assets	—	11,851
Other Assets	5,660	5,911

Total Assets	$130,713	$168,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,136	$1,853
Accrued salaries and wages	2,505	3,132
Accrued marketing programs	1,524	1,383
Accrued warranty and related expenses	3,339	4,619
Accrued workers’ compensation	1,083	1,851
Other accrued liabilities	1,796	2,547

Total Current Liabilities	13,383	15,385

Other Deferred Liabilities	7,623	7,992

Commitments and Contingencies — See Note 2
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	170,211	205,246
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	109,707	144,742

Total Liabilities and Shareholders’ Equity	$130,713	$168,119

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Years Ended May 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except share
	and per share amounts)

OPERATIONS
Sales	$136,230	$166,676	$301,765
Cost of sales	131,400	165,622	278,956

Gross profit	4,830	1,054	22,809
Selling and administrative expenses	26,200	30,735	36,770
Income from life insurance proceeds	412	380	—
Gain on sale of idle property, plant and equipment	1,544	3,396	670

Operating loss	(19,414)	(25,905)	(13,291)
Interest income	63	911	4,153

Loss before income taxes	(19,351)	(24,994)	(9,138)

Provision (benefit) for income taxes:
Federal	7,080	(8,749)	(3,204)
State	2,562	(811)	(378)

	9,642	(9,560)	(3,582)

Net loss	$(28,993)	$(15,434)	$(5,556)

Basic loss per share	$(3.46)	$(1.84)	$(.66)

Cash dividends per share	$.72	$.72	$.72

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$205,246	$226,722	$238,319
Net loss	(28,993)	(15,434)	(5,556)
Cash dividends paid	(6,042)	(6,042)	(6,041)

Balance at end of year	$170,211	$205,246	$226,722

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,993)	$(15,434)	$(5,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,189	2,704	3,181
Gain on sale of idle property, plant and equipment	(1,544)	(3,396)	(670)
Deferred income taxes	9,523	(7,639)	76
Change in assets and liabilities:
Accrued interest receivable	53	81	649
Accounts receivable	(3,335)	11,801	4,516
Inventories	(254)	3,648	411
Other current assets	7,488	2,206	(2,853)
Accounts payable, trade	1,283	(2,114)	(1,195)
Accrued liabilities	(3,285)	(4,114)	(4,306)
Other, net	1,624	(1,359)	(781)

Net cash used in operating activities	(15,251)	(13,616)	(6,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	315,854	238,945	412,136
Purchase of U.S. Treasury Bills	(298,946)	(222,954)	(397,942)
Proceeds from sale of idle property, plant and equipment	4,082	4,115	2,676
Purchase of property, plant and equipment	(891)	(1,574)	(2,092)
Other, net	626	405	(28)

Net cash provided by investing activities	20,725	18,937	14,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,042)	(6,042)	(6,041)

Net cash used in financing activities	(6,042)	(6,042)	(6,041)

Net (decrease) increase in cash	(568)	(721)	2,181
Cash at beginning of year	9,836	10,557	8,376

Cash at end of year	$9,268	$9,836	$10,557

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, produces and distributes manufactured housing (HUD-Code and modular homes) and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities throughout the United States and Canada. These dealers and communities often utilize floor plan financing arrangements with lending institutions.

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

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were increased by income taxes received of $9,263,000, $4,219,000 and $1,443,000 in fiscal 2010, 2009 and 2008, respectively.

Investments — The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value

May 31, 2010
U. S. Treasury Bills	$67,989	$3	$67,992

May 31, 2009
U. S. Treasury Bills	$84,950	$81	$85,031

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2010, the U.S. Treasury Bills mature within four months. At May 31, 2009, the U.S. Treasury Bills matured within four months.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Total inventories consist of the following:

	May 31,
	2010	2009
	(Dollars in thousands)

Raw Materials	$3,774	$3,886
Work in process	2,941	2,616
Finished goods	41	—

	$6,756	$6,502

Other current assets — Other current assets consist of the following:

	May 31,
	2010	2009
	(Dollars in thousands)

Current deferred tax assets	$3,314	$6,213
Valuation allowance for current deferred tax assets	(3,314)	(1,131)
Other	4,540	6,946

	$4,540	$12,028

Property, plant and equipment — Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax purposes. Estimated useful lives for significant classes of property, plant and equipment are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. During the third quarter of fiscal 2010, the Corporation sold an idle manufacturing housing facility located in Bossier City, Louisiana. The pretax gain on the sale of this facility was $1,544,000. During the third quarter of fiscal 2009, the Corporation sold an idle recreational vehicle facility located in McMinnville, Oregon. The pretax gain on the sale of this facility was $3,396,000.

Noncurrent deferred tax assets — Noncurrent deferred tax assets consist of the following:

	May 31,
	2010	2009
	(Dollars in thousands)

Noncurrent deferred tax assets	$14,684	$11,851
Valuation allowance for noncurrent deferred tax assets	(14,684)	—

	$—	$11,851

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at the beginning of the period	$7,019	$9,037	$10,600
Accruals for warranties	3,062	5,598	9,654
Settlements made during the period	(5,242)	(7,616)	(11,217)

Balance at the end of the period	4,839	7,019	9,037
Non-current balance included in other deferred liabilities	1,500	2,400	2,900

Accrued warranty and related expenses	$3,339	$4,619	$6,137

Other deferred liabilities — Other deferred liabilities consist of the following:

	May 31,
	2010	2009
	(Dollars in thousands)

Deferred compensation expense	$6,123	$5,592
Accrued warranty and related expenses	1,500	2,400

	$7,623	$7,992

Income taxes — The federal and state income tax provision (benefit) is summarized as follows:

	Year Ended May 31,
	2010	2009	2008
	(Dollars in thousands)

Current
Federal	$(10)	$(1,996)	$(3,771)
State	129	75	113

	119	(1,921)	(3,658)

Deferred
Federal	7,090	(6,753)	568
State	2,433	(886)	(492)

	9,523	(7,639)	76

	$9,642	$(9,560)	$(3,582)

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

The difference between the Corporation’s statutory federal income tax rate (34 percent in fiscal 2010 and 35 percent in fiscal 2009 and 2008) and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year Ended May 31,
	2010	2009	2008
	(Dollars in thousands)

Income taxes at statutory federal rate	$(6,579)	$(8,748)	$(3,198)
State income taxes, net of federal tax effect	(725)	(924)	(502)
New Energy Efficient Home Credit	(120)	(324)	(125)
Alternative Fuel Credit	(10)	(32)	(37)
Deferred tax assets valuation allowance	16,867	397	256
Other, net	209	71	24

Income tax provision (benefit)	$9,642	$(9,560)	$(3,582)

Effective tax rate	49.8%	(38.3)%	(39.2)%

Components of the net deferred tax assets include:

		May 31,
		2010	2009
		(Dollars in thousands)

Current deferred tax assets
Accrued marketing programs		$197	$223
Accrued warranty expense		1,338	1,619
Accrued workers’ compensation		1,230	1,522
Accrued vacation		370	432
State net operating loss carryforward		—	2,656
Other		179	(239)

Gross current deferred tax assets		3,314	6,213

Noncurrent deferred tax assets
Liability for certain post-retirement benefits		2,192	1,970
Accrued warranty expense		601	1,140
Federal net operating loss carryforward		7,820	7,459
Federal tax credit carryforward		571	498
State net operating loss carryforward		3,123	—
Depreciation		357	568
Other		20	216

Gross noncurrent deferred tax assets		14,684	11,851

Total gross deferred tax assets		17,998	18,064
Valuation allowance		(17,998)	(1,131)

Net deferred tax assets		$—	$16,933

The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles, (GAAP), require that an entity consider

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets.

Although the Corporation has a long history of profitable operations, it has reported continual losses in fiscal 2008 to 2010 due to challenging conditions in both industries in which it operates, and in the overall economy. These successive losses are objective negative evidence which, based on guidance outlined within GAAP is generally given more weight than subjective positive evidence of the ability of an entity to realize its deferred tax assets. Management believes that significant positive evidence does exist which indicates that deferred tax assets will be realized such as projections of future taxable income based on independent forecasts of the U.S housing and recreational vehicle markets; the Corporation’s strong financial position which should ensure its viability well into the future; and its ability to generate taxable gains through sales of real estate. As a result of its extensive evaluation of both the positive and negative evidence, management determined the Corporation should provide an additional $16,867,000 valuation allowance for the deferred tax assets which resulted in a non-cash charge of that amount in the fourth quarter of fiscal 2010.

The Corporation’s gross deferred tax assets of approximately $18 million consist of approximately $8 million in federal net operating loss and tax credit carryforwards, $4 million in state net operating loss carryforwards, and $6 million resulting from timing differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2006. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.

Interest and penalties related to income tax matters are recognized in income tax expense. Accruals for interest and penalties at May 31, 2010 were insignificant.

Recently issued accounting pronouncements — The Corporation has also determined that the adoption of any other recently issued accounting standard is not expected to have a material impact on its future financial condition or results of operation.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2010, under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the retailer at declining prices over the term of the repurchase period. The period to potentially repurchase units is between 12 to 24 months.

To be competitive in the marketplace regarding the availability of wholesale financing, the Corporation in the second and third quarters of fiscal 2010 signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $49 million at May 31, 2010 and $36 million at May 31, 2009.

The risk of loss under these agreements is spread over many retailers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2010 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2010	2009	2008
	(Dollars in thousands)

Number of units repurchased	13	88	104
Obligations from units repurchased	$282	$1,784	$1,865
Net losses on repurchased units	$23	$235	$6

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

The Corporation leases office and manufacturing equipment under operating lease agreements. Leases generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense totaled $600,000, $800,000 and $1,000,000 for fiscal year 2010, 2009 and 2008, respectively.

Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in
thousands)

2011	$277
2012	167
2013	86
2014	38
2015	20
Thereafter	24

$612

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

The Corporation’s board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2010, 2009 and 2008, the Corporation did not acquire any shares of its common stock. At May 31, 2010, the Corporation had authorization to repurchase an additional 391,300 of its common stock.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 4	Employee Benefits

A)	PROFIT SHARING PLANS AND 401 (K) PLANS

The Corporation has two defined contribution profit sharing plans (“Plans”), which together cover substantially all of its employees. The Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested primarily in United States Government Securities. No contributions were made for the fiscal years ended May 31, 2010, 2009 and 2008.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

B)	RETIREMENT AND DEATH BENEFIT PLANS

The Corporation has entered into arrangements with certain employees which provide for benefits to be paid to the employees’ estates in the event of death during active employment or retirement benefits to be paid over 10 years beginning at the date of retirement. The Corporation also purchased life insurance contracts on the covered employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 5.5 percent in fiscal 2010, 7.0 percent in fiscal 2009 and 6.5 percent in fiscal 2008. The amount accrued for such arrangements totaled $6,123,000, $5,592,000 and $6,079,000 at May 31, 2010, 2009 and 2008, respectively. The amount charged (credited) to operations under these arrangements was $686,000, ($304,000) and ($215,000) for fiscal 2010, 2009 and 2008, respectively.

NOTE 5	Industry Segment Information

The Corporation designs, produces and distributes manufactured housing (HUD-Code and modular homes) and recreational vehicles (travel trailers, fifth wheels and park models). The percentage allocation of manufactured housing and recreational vehicle sales is:

	Year Ended May 31,
	2010	2009	2008

Manufactured housing
HUD-Code	55%	65%	64%
Domestic modular	8%	9%	7%
Canadian modular	3%	—%	—%

	66%	74%	71%
Recreational vehicles
Domestic	25%	20%	25%
Canadian	9%	6%	4%

	34%	26%	29%

	100%	100%	100%

Total operating loss represents operating losses before interest income and provision (benefit) for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of sales.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

	Year Ended May 31,
	2010	2009	2008
	(Dollars in thousands)

SALES
Manufactured housing
HUD-Code	$75,536	$108,779	$192,061
Domestic modular	11,569	14,372	22,733
Canadian modular	3,446	779	—

	90,551	123,930	214,794
Recreational vehicles
Domestic	34,092	33,617	76,555
Canadian	11,587	9,129	10,416

	45,679	42,746	86,971

Total sales	$136,230	$166,676	$301,765

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(13,470)	$(18,304)	$(4,200)
Recreational vehicles	(5,308)	(9,435)	(7,750)
General corporate expenses	(2,592)	(1,942)	(2,011)
Income from life insurance proceeds	412	380	—
Gain on sale of idle property, plant and equipment	1,544	3,396	670

Total operating loss	(19,414)	(25,905)	(13,291)
Interest income	63	911	4,153

Loss before income taxes	$(19,351)	$(24,994)	$(9,138)

IDENTIFIABLE ASSETS
Operating assets
Manufactured housing	$45,089	$65,359	$71,043
Recreational vehicles	17,635	17,810	24,934

Total operating assets	62,724	83,169	95,977
U.S. Treasury bills	67,989	84,950	101,022

Total assets	$130,713	$168,119	$196,999

DEPRECIATION
Manufactured housing	$1,830	$2,206	$2,521
Recreational vehicles	359	498	660

Total depreciation	$2,189	$2,704	$3,181

CAPITAL EXPENDITURES
Manufactured housing	$639	$1,322	$1,483
Recreational vehicles	252	252	609

Total capital expenditures	$891	$1,574	$2,092

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 6	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Year
	(Dollars in thousands, except per share data)

Sales	$35,874	$34,246	$25,415	$40,695		$136,230
Gross profit (loss)	277	1,066	(821)	4,308		4,830
Net (loss)	(3,907)	(3,808)	(3,697)	(17,581	)*	(28,993)
Basic (loss) per share	(.47)	(.45)	(.44)	(2.10	)*	(3.46)

2009	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share data)

Sales	$62,597	$47,210	$24,386	$32,483	$166,676
Gross profit	2,203	829	(3,382)	1,404	1,054
Net (loss)	(4,146)	(4,098)	(4,825)	(2,365)	(15,434)
Basic (loss) per share	(.49)	(.49)	(.58)	(.28)	(1.84)

*	Includes a non-cash charge of approximately $16,867,000 associated with an increase in a valuation allowance for deferred tax assets, or ($2.01) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of May 31, 2010, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of May 31, 2010.

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

Item 9A.	Controls and Procedures — (Continued)

Management of the Corporation has assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2010.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s fiscal 2010 financial statements included in this Annual Report on Form 10-K, has also audited management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2010, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010. In addition, on September 21, 2009 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 21, 2009. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	74	Chairman and Chief Executive Officer
Charles W. Chambliss	60	Vice President-Product Development and Engineering
Terrence M. Decio	58	Vice President-Marketing and Sales
Martin R. Fransted	58	Corporate Controller and Secretary
Bruce G. Page	60	Vice President-Operations
Jon S. Pilarski	47	Vice President-Finance, Treasurer, Chief Financial Officer

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

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Election of Directors”; “Directors Qualifications and Biographical Information”; “Committees”; “Code of Business Conduct and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 27, 2010 is incorporated herein by reference.

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

DATE: July 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Jon S. Pilarski Jon S. Pilarski	Vice President-Finance, Treasurer, Chief Financial Officer	July 22, 2010

BY /s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 22, 2010

BY: /s/ Arthur J. Decio Arthur J. Decio	Director	July 22, 2010

BY: /s/ John C. Firth John C. Firth	Director	July 22, 2010

BY: /s/ Jerry Hammes Jerry Hammes	Director	July 22, 2010

BY: /s/ William H. Lawson William H. Lawson	Director	July 22, 2010

BY: /s/ David T. Link David T. Link	Director	July 22, 2010

BY: /s/ Andrew J. McKenna Andrew J. McKenna	Director	July 22, 2010