Form 10-Q
period 2010-08-31
SKYLINE CORP
filed 2010-10-08
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 8, 2010
Common Stock	8,391,244

FORM 10-Q
INDEX

PART I. Financial Information
Item 1. Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2010	May 31, 2010
	(Unaudited)

ASSETS
Current Assets:
Cash	$8,085	$9,268
U.S. Treasury Bills, at cost plus accrued interest	63,988	67,989
Accounts receivable	8,976	9,778
Inventories	6,833	6,756
Other current assets	4,472	4,540

Total Current Assets	92,354	98,331

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,419	45,296
Machinery and equipment	22,881	22,972

	72,363	72,331
Less accumulated depreciation	51,352	51,578

	21,011	20,753
Idle property, net of depreciation	5,149	5,969

Net Property, Plant and Equipment	26,160	26,722

Other Assets	5,712	5,660

Total Assets	$124,226	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets, continued
(Dollars in thousands, except per share data)

	August 31, 2010	May 31, 2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$3,231	$3,136
Accrued salaries and wages	3,113	2,505
Accrued marketing programs	2,488	1,524
Accrued warranty and related expenses	3,350	3,339
Accrued workers’ compensation	744	1,083
Other accrued liabilities	1,545	1,796

Total Current Liabilities	14,471	13,383

Other Deferred Liabilities	7,623	7,623

Commitments and Contingencies — See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	162,636	170,211
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	102,132	109,707

Total Liabilities and Shareholders’ Equity	$124,226	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month Periods Ended August 31, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	2010	2009
	(Unaudited)

OPERATIONS
Sales	$45,827	$35,874
Cost of sales	44,080	35,597

Gross profit	1,747	277
Selling and administrative expenses	7,830	6,838
Income from life insurance proceeds	—	412

Operating loss	(6,083)	(6,149)
Interest income	18	36

Loss before income taxes	(6,065)	(6,113)
Benefit for income taxes:
Federal	—	(2,023)
State	—	(183)

	—	(2,206)

Net loss	$(6,065)	$(3,907)

Basic loss per share	$(.72)	$(.47)

Cash dividends per share	$.18	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$170,211	$205,246
Net loss	(6,065)	(3,907)
Cash dividends paid	(1,510)	(1,511)

Balance at end of period	$162,636	$199,828

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended August 31, 2010 and 2009
(Dollars in thousands)

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,065)	$(3,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	685	534
Change in assets and liabilities:
Accrued interest receivable	(1)	1
Accounts receivable	802	556
Inventories	(77)	196
Other current assets	68	(1,812)
Accounts payable, trade	95	(184)
Accrued liabilities	993	448
Other, net	8	(319)

Net cash used in operating activities	(3,492)	(4,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	66,983	64,947
Purchase of U.S. Treasury Bills	(62,981)	(59,985)
Purchase of property, plant and equipment	(131)	(154)
Other, net	(52)	448

Net cash provided by investing activities	3,819	5,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,510)	(1,511)

Net cash used in financing activities	(1,510)	(1,511)

Net decrease in cash	(1,183)	(742)
Cash at beginning of period	9,268	9,836

Cash at end of period	$8,085	$9,094

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2010, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2010 and 2009. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2010 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
Certain prior period amounts have been reclassified to conform to current year presentation.
NOTE 2 Investments
The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value

August 31, 2010
U. S. Treasury Bills	$63,988	$7	$63,995

May 31, 2010
U. S. Treasury Bills	$67,989	$3	$67,992

The fair value is determined by a secondary market for U.S. Government Securities. At August 31, 2010 and May 31, 2010, the U.S. Treasury Bills mature within four months.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	August 31, 2010	May 31, 2010
	(Dollars in thousands)

Raw Materials	$3,895	$3,774
Work In Process	2,883	2,941
Finished Goods	55	41

	$6,833	$6,756

NOTE 4 Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. Idle property, net of depreciation represents the net book value of idle manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Halstead, Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.
NOTE 5 Warranty
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

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 Warranty — (Continued)
A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2010	2009
	(Dollars in thousands)

Balance at the beginning of the period	$4,839	$7,019
Accruals for warranties	1,311	1,613
Settlements made during the period	(1,300)	(1,589)

Balance at the end of the period	4,850	7,043

Non-current balance included in other deferred liabilities	1,500	2,400

Accrued warranty and related expenses	$3,350	$4,643

NOTE 6 Income Taxes
The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles, (GAAP), require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets during the fourth quarter of fiscal 2010.
The Corporation’s gross deferred tax assets of approximately $20 million consist of approximately $10 million in federal net operating loss and tax credit carryforwards, $4 million in state net operating loss carryforwards, and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Commitments and Contingencies
The Corporation was contingently liable at August 31, 2010 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these agreements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealers at declining prices over the term of the repurchase period. The period to potentially repurchase units is between 12 to 24 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $39 million at August 31, 2010 and approximately $49 million at May 31, 2010.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2010 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended
	August 31,
	2010	2009
	(Dollars in thousands)

Number of units repurchased	—	2
Obligations from units repurchased	—	$134
Net losses on repurchased units	—	—

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Commitments and Contingencies — (Continued)
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
NOTE 8 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended
	August 31,
	2010	2009
Manufactured Housing
Domestic manufactured housing	56%	59%
Domestic modular	9	9
Canadian manufactured housing	1	—
Canadian modular	1	4

	67	72

Recreational Vehicles
Domestic	25	23
Canadian	8	5

	33	28

	100%	100%

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

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 Industry Segment Information — (Continued)

	Three-Months Ended
	August 31,
	2010	2009
	(Dollars in thousands)

SALES
Manufactured Housing
Domestic manufactured housing	$25,673	$21,108
Domestic modular	3,877	3,149
Canadian manufactured housing	486	105
Canadian modular	593	1,420

	30,629	25,782
Recreational Vehicles
Domestic	11,301	8,187
Canadian	3,897	1,905

	15,198	10,092

Total Sales	$45,827	$35,874

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured housing	$(3,828)	$(4,220)
Recreational vehicles	(1,633)	(1,796)
General corporate expense	(622)	(545)
Income from life insurance proceeds	—	412

Total operating loss	(6,083)	(6,149)
Interest income	18	36

Loss before income taxes	$(6,065)	$(6,113)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. To better serve the needs of its dealers and communities, the Corporation has thirteen active manufacturing facilities in ten states. Manufactured housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Manufactured Housing and Recreational Vehicle Industry Conditions
Sales in both business segments are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to August of 2010, however, total shipments were approximately 36,000 units, a 7 percent increase from the same period a year ago.
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
Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continues to date. The Recreational Vehicle Industry Association (RVIA), notes that poor job and income growth, continuing credit constraints, stagnant home prices, a volatile stock market and the threat of high inflation and interest rates could slow the pace of the recovery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Outlook
The Corporation’s manufacturing housing segment encountered increased sales in the first quarter of fiscal 2011, and management cannot determine with certainty if the increase is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced.
The recreational vehicle segment experienced increased sales in the first quarter of fiscal 2011. Regarding the business environment for fiscal 2011, the RVIA forecasts travel trailer and fifth wheel sales at approximately 200,000 units for calendar 2010; a 45 percent increase from calendar 2009’s total of approximately 138,000 units. In addition, the RVIA forecasts calendar 2011 shipments of approximately 215,000 units. Despite this favorable trend, business conditions for the remainder of calendar 2010 and 2011 could be negatively impacted by adverse factors previously referenced by the RVIA.
With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009 (Unaudited)
Sales and Unit Shipments

	August 31,		August 31,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured Housing
Domestic manufactured housing	$25,673	56%	$21,108	59%	$4,565
Domestic modular	3,877	9	3,149	9	728
Canadian manufactured housing	486	1	105	—	381
Canadian modular	593	1	1,420	4	(827)

	30,629	67	25,782	72	4,847
Recreational Vehicles
Domestic	11,301	25	8,187	23	3,114
Canadian	3,897	8	1,905	5	1,992

	15,198	33	10,092	28	5,106

Total Sales	$45,827	100%	$35,874	100%	$9,953

Unit shipments
Manufactured Housing
Domestic manufactured housing	596	34%	486	38%	110
Domestic modular	70	4	55	4	15
Canadian manufactured housing	19	1	3	—	16
Canadian modular	11	1	28	3	(17)

	696	40	572	45	124
Recreational Vehicles
Domestic	798	46	587	46	211
Canadian	244	14	114	9	130

	1,042	60	701	55	341

Total Unit Shipments	1,738	100%	1,273	100%	465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009 (Unaudited) — (Continued)
In the first quarter of fiscal 2011, the Corporation’s total housing unit shipments increased approximately 22 percent. The Corporation’s increase was due to:
•	Domestic manufactured housing shipments increasing approximately 23 percent

•	Domestic modular shipments increasing approximately 27 percent

•	Canadian manufactured housing shipments increasing approximately 533 percent

•	Canadian modular shipments decreasing approximately 61 percent.
Total manufactured housing unit shipments increased approximately 26 percent. Industry unit shipments for these products increased approximately 9 percent from June to August of 2010 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
The Corporation’s overall recreational vehicle unit shipments increased approximately 49 percent during the first quarter of fiscal 2011; impacted primarily by a 114 percent increase in products sold to Canadian dealers. During the same period, unit shipments for travel trailers and fifth wheels increased approximately 46 percent while industry shipments for these products increased 44 percent. Current industry unit shipment data for park models is not available.
Pricing of all the Corporation’s products increased slightly in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The increase was in response to higher material costs.
Cost of Sales

	August 31,	Percent	August 31,	Percent
	2010	of Sales *	2009	of Sales *	Increase
	(Dollars in thousands)

Manufactured housing	$29,492	96%	$25,572	99%	$3,920
Recreational vehicles	14,588	96	10,025	99	4,563

Consolidated	$44,080	96%	$35,597	99%	$8,483

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured housing and recreational vehicle cost of sales increased as a result of increased sales, and increased materials costs. As a percentage of sales, manufactured housing cost of sales decreased due to increased sales and efforts to reduce manufacturing costs. Recreational vehicle cost of sales, as a percentage of sales, decreased as a result of certain manufacturing costs being fixed amid rising sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009 (Unaudited) — (Continued)
Selling and Administrative Expenses

	August 31,	Percent	August 31,	Percent
	2010	of Sales	2009	of Sales	Increase
	(Dollars in Thousands)

Selling and administrative expenses	$7,830	17%	$6,838	19%	$992
Selling and administrative expense increased primarily due to an increase in performance based compensation and dealer promotional programs. As a percentage of sales, selling and administrative expenses decreased due to certain costs being fixed amid rising sales.
Operating Loss

	August 31,	Percent	August 31,	Percent
	2010	of Sales *	2009	of Sales *
	(Dollars in thousands)

Manufactured housing	$(3,828)	(12)%	$(4,220)	(16)%
Recreational vehicles	(1,633)	(11)	(1,796)	(18)
General corporate expense	(622)	(1)	(545)	(2)
Income from life insurance proceeds	—	—	412	1

Total Operating Loss	$(6,083)	(13)%	$(6,149)	(17)%

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total sales.
The operating loss for manufactured housing and recreational vehicles decreased primarily due to the effect of increased sales.
The Corporation owns life insurance contracts on certain employees. The Corporation realized in the first quarter of fiscal 2010 non-taxable income from life insurance proceeds in the amount of $412,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009 (Unaudited) — (Continued)
Interest Income

	August 31,	August 31,
	2010	2009	Decrease
	(Dollars in thousands)

Interest Income	$18	$36	$18
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first quarter of fiscal 2011, the average amount available for investment was approximately $68 million with a weighted average yield of 0.07 percent. In the first quarter of fiscal 2010, the average amount available for investment was approximately $82 million with a weighted average yield of 0.2 percent.
Benefit for Income Taxes

	August 31,	August 31,
	2010	2009	Decrease
	(Dollars in thousands)

Federal	$—	$(2,023)	$2,023
State	—	(183)	183

Total	$—	$(2,206)	$2,206

The benefit for federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first quarter of fiscal 2010. The Corporation recorded a full valuation allowance against its deferred tax assets at May 31, 2010 and, as a result, reflects no income tax benefit during the current period, as any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 6 in Notes to Consolidated Financial Statements included in this document under Item 1.
Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2010	2010	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$72,073	$77,257	$(5,184)
Current assets, exclusive of cash and U.S. Treasury Bills	$20,281	$21,074	$(793)
Current liabilities	$14,471	$13,383	$1,088
Working Capital	$77,883	$84,948	$(7,065)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2010 Compared to Three-Month Period Ended August 31, 2009 (Unaudited) — (Continued)
Liquidity and Capital Resources — (Continued)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $6,065,000 and dividends paid of $1,510,000. Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to an $802,000 decrease in accounts receivable. Accounts receivable decreased due to the timing of collection of outstanding invoices at August 31, 2010 as compared to May 31, 2010.
Current liabilities increased primarily due to an increase in accrued marketing programs of $964,000. Accrued marketing programs increased due to accruals for an ongoing marketing program for the Corporation’s manufactured housing dealers. Accruals are made monthly, and the majority of payments due to dealers are paid during the Corporation’s fourth fiscal quarter.
Capital expenditures totaled $131,000 for fiscal 2011 as compared to $154,000 in fiscal 2010. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until mid-fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through August 31, 2010 is approximately $867,000. The amount of capital expended in the first quarter of fiscal 2011 was approximately $7,000, while the amount expended in the first quarter of fiscal 2010 was approximately $100,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Availability of wholesale and retail financing
•	The health of the U.S. housing market as a whole
•	Cyclical nature of the manufactured housing and recreational vehicle industries
•	General or seasonal weather conditions affecting sales
•	Potential impact of hurricanes and other natural disasters on sales and raw material costs
•	Potential periodic inventory adjustments by independent dealers
•	Interest rate levels
•	Impact of inflation
•	Impact of rising fuel costs
•	Cost of labor and raw materials
•	Competitive pressures on pricing and promotional costs
•	Catastrophic events impacting insurance costs
•	The availability of insurance coverage for various risks to the Corporation
•	Consumer confidence and economic uncertainty
•	Market demographics
•	Management’s ability to attract and retain executive officers and key personnel
•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair market value of these investments.
Item 4. Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.
As of August 31, 2010, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Item 4. Controls and Procedures — (Continued).
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures— (Continued).
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2010.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2010 filed by the registrant with the Commission.
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2010.
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

SKYLINE CORPORATION
DATE: October 8, 2010	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 8, 2010	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller