Form 10-Q
period 2010-11-30
SKYLINE CORP
filed 2011-01-07
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 7, 2011

Common Stock	8,391,244

FORM 10-Q
INDEX

PART I. Financial Information

Item 1.	Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	November 30,	May 31,
	2010	2010
	(Unaudited)

ASSETS

Current Assets:
Cash	$11,269	$9,268
U.S. Treasury Bills, at cost plus accrued interest	54,991	67,989
Accounts receivable	6,130	9,778
Inventories	6,922	6,756
Other current assets	3,194	4,540

Total Current Assets	82,506	98,331

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,542	45,296
Machinery and equipment	22,979	22,972

	72,584	72,331
Less accumulated depreciation	51,914	50,912

	20,670	21,419
Idle property, net of depreciation	4,991	5,303

Net Property, Plant and Equipment	25,661	26,722

Other Assets	5,748	5,660

Total Assets	$113,915	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets, continued
(Dollars in thousands, except share and per share amounts)

	November 30,	May 31,
	2010	2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$1,953	$3,136
Accrued salaries and wages	2,726	2,505
Accrued marketing programs	2,650	1,524
Accrued warranty and related expenses	3,344	3,339
Accrued workers’ compensation	1,194	1,083
Other accrued liabilities	1,572	1,796

Total Current Liabilities	13,439	13,383

Other Deferred Liabilities	7,611	7,623

Commitments and Contingencies — See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	153,369	170,211
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	92,865	109,707

Total Liabilities and Shareholders’ Equity	$113,915	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Six-Month Periods Ended November 30, 2010 and 2009
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

OPERATIONS

Sales	$36,621	$34,246	$82,448	$70,120
Cost of sales	37,244	33,180	81,324	68,777

Gross (loss) profit	(623)	1,066	1,124	1,343
Selling and administrative expenses	7,151	7,197	14,981	14,035
Income from life insurance proceeds	—	—	—	412

Operating loss	(7,774)	(6,131)	(13,857)	(12,280)
Interest income	18	9	36	45

Loss before income taxes	(7,756)	(6,122)	(13,821)	(12,235)
Benefit from income taxes:
Federal	—	(2,117)	—	(4,140)
State	—	(197)	—	(380)

	—	(2,314)	—	(4,520)

Net loss	$(7,756)	$(3,808)	$(13,821)	$(7,715)

Basic loss per share	$(.93)	$(.45)	$(1.65)	$(.92)

Cash dividends per share	$.18	$.18	$.36	$.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS

Balance at beginning of period	$162,636	$199,828	$170,211	$205,246
Net loss	(7,756)	(3,808)	(13,821)	(7,715)
Cash dividends paid	(1,511)	(1,510)	(3,021)	(3,021)

Balance at end of period	$153,369	$194,510	$153,369	$194,510

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,821)	$(7,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,357	1,073
Change in assets and liabilities:
Accrued interest receivable	(1)	51
Accounts receivable	3,648	536
Inventories	(166)	371
Other current assets	1,346	(6,821)
Accounts payable, trade	(1,183)	623
Accrued liabilities	1,239	(446)
Other, net	(17)	2,942

Net cash used in operating activities	(7,598)	(9,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	129,966	149,874
Purchase of U.S. Treasury Bills	(116,967)	(139,972)
Purchase of property, plant and equipment	(306)	(395)
Other, net	(73)	604

Net cash provided by investing activities	12,620	10,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,021)	(3,021)

Net cash used in financing activities	(3,021)	(3,021)

Net increase in cash	2,001	(2,296)
Cash at beginning of period	9,268	9,836

Cash at end of period	$11,269	$7,540

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2010, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2010 and 2009. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Certain prior period amounts have been reclassified to conform to the current year presentation.
In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide new financial statement disclosures regarding financing receivables, including credit risk exposures and the allowance for credit losses. For public entities, this ASU is effective for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. Financing receivables disclosures relating to activity occurring during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. The Corporation does not expect the adoption of ASU 2010-20 to have a material effect on its future financial condition or results of operations.
NOTE 2 Investments
The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value
November 30, 2010
U. S. Treasury Bills	$54,991	$6	$54,997

May 31, 2010
U. S. Treasury Bills	$67,989	$3	$67,992

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Investments— (Continued)
The fair value is determined by a secondary market for U.S. Government Securities. At November 30 and May 31, 2010, the U.S. Treasury Bills matured within three and four months, respectively.
NOTE 3 Accounts Receivable
Trade receivables are based on the amounts billed to dealers and communities. The Corporation does not accrue interest on any of its trade receivables.
NOTE 4 Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	November 30, 2010	May 31, 2010
	(Dollars in thousands)

Raw materials	$4,218	$3,774

Work in process	2,481	2,941

Finished goods	223	41

	$6,922	$6,756

NOTE 5 Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. Idle property, net of depreciation represents the net book value of idle manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Halstead, Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.
NOTE 6 Warranty
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
NOTE 6 Warranty — (Continued)
Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.
A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2010	2009
	(Dollars in thousands)

Balance at the beginning of the period	$4,839	$7,019
Accruals for warranties	2,608	2,180
Settlements made during the period	(2,603)	(2,948)

Balance at the end of the period	4,844	6,251

Non-current balance included in other deferred liabilities	1,500	2,400

Accrued warranty and related expenses	$3,344	$3,851

NOTE 7 Income Taxes
The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets during the fourth quarter of fiscal 2010.
The Corporation’s gross deferred tax assets of approximately $23 million consist of approximately $12 million in federal net operating loss and tax credit carryforwards, $5 million in state net operating loss carryforwards, and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Income Taxes — (Continued)
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
NOTE 8 Commitments and Contingencies
The Corporation was contingently liable at November 30, 2010 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $46 million at November 30, 2010 and approximately $49 million at May 31, 2010.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2010 will not be material to its financial position or results of operations.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 Commitments and Contingencies — (Continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Number of units repurchased	—	4	—	6
Obligations from units repurchased	$—	$51	$—	$185
Net losses on repurchased units	$—	$7	$—	$7
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.
NOTE 9 Industry Segment Information
The Corporation designs, produces and distributes manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Manufactured and Modular Housing
Manufactured Housing
Domestic	59%	59%	57%	59%
Canadian	—	—	1	—

	59	59	58	59

Modular Housing
Domestic	7	12	8	10
Canadian	1	2	1	3

	8	14	9	13

	67	73	67	72

Recreational Vehicles
Domestic	25	21	25	22
Canadian	8	6	8	6

	33	27	33	28

	100%	100%	100%	100%

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 Industry Segment Information — (Continued)
Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

SALES
Manufactured and Modular Housing
Manufactured Housing
Domestic	$21,427	$20,032	$47,100	$41,140
Canadian	96	59	582	164

	21,523	20,091	47,682	41,304

Modular Housing
Domestic	2,656	4,073	6,533	7,222
Canadian	378	757	971	2,177

	3,034	4,830	7,504	9,399

	24,557	24,921	55,186	50,703

Recreational Vehicles
Domestic	9,129	7,145	20,430	15,332
Canadian	2,935	2,180	6,832	4,085

	12,064	9,325	27,262	19,417

Total Sales	$36,621	$34,246	$82,448	$70,120

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured and modular housing	$(5,118)	$(3,246)	$(8,946)	$(7,466)
Recreational vehicles	(2,092)	(1,765)	(3,725)	(3,561)
General corporate expense	(564)	(1,120)	(1,186)	(1,665)
Income from life insurance proceeds	—	—	—	412

Total operating loss	(7,774)	(6,131)	(13,857)	(12,280)
Interest income	18	9	36	45

Loss before income taxes	$(7,756)	$(6,122)	$(13,821)	$(12,235)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and distributes manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. To better serve the needs of its dealers and communities, the Corporation has thirteen active manufacturing facilities in ten states. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Industry Conditions
Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to November of 2010, however, total shipments were approximately 47,000 units, a 2 percent increase from the same period a year ago.
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
Sales of recreational vehicles are influenced by changes in consumer confidence, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continues to date. The Recreational Vehicle Industry Association (RVIA), notes that economic uncertainty, continuing credit constraints, depressed home values, higher unemployment and lackluster income growth could slow the pace of the recovery.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Outlook
The Corporation’s manufacturing and modular housing segment encountered increased sales in the first half of fiscal 2011, and management cannot determine with certainty if the increase is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced.
The recreational vehicle segment experienced increased sales in the first half of fiscal 2011. Regarding the business environment for the last half of fiscal 2011, the RVIA forecasts calendar 2011 travel trailer and fifth wheel sales of approximately 203,000 units; a 4 percent increase from calendar 2010’s estimated total of approximately 195,000 units. Despite this favorable trend, business conditions for calendar 2011 could be negatively impacted by adverse factors previously referenced by the RVIA.
With a healthy position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured and Modular Housing
Manufactured Housing
Domestic	$21,427	59%	$20,032	59%	$1,395
Canadian	96	—	59	—	37

	21,523	59	20,091	59	1,432

Modular Housing
Domestic	2,656	7	4,073	12	$(1,417)
Canadian	378	1	757	2	(379)

	3,034	8	4,830	14	(1,796)

	24,557	67	24,921	73	(364)

Recreational Vehicles
Domestic	9,129	25	7,145	21	1,984
Canadian	2,935	8	2,180	6	755

	12,064	33	9,325	27	2,739

Total Sales	$36,621	100%	$34,246	100%	$2,375

Unit shipments
Manufactured and Modular Housing
Manufactured Housing
Domestic	507	34%	452	39%	55
Canadian	4	—	2	—	2

	511	34	454	39	57

Modular Housing
Domestic	51	4	72	6	(21)
Canadian	7	—	14	1	(7)

	58	4	86	7	(28)

	569	38	540	46	29

Recreational Vehicles
Domestic	691	46	506	43	185
Canadian	245	16	123	11	122

	936	62	629	54	307

Total Unit Shipments	1,505	100%	1,169	100%	336

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Manufactured and modular housing sales revenue decreased approximately 1 percent. The decrease was the result of:
•	Domestic manufactured housing sales increasing approximately 7 percent

•	Canadian manufactured housing sales increasing approximately 63 percent

•	Domestic modular housing sales decreasing approximately 35 percent

•	Canadian modular housing sales decreasing approximately 50 percent.
In addition, total manufactured and modular housing unit shipments increased approximately 5 percent. The increase was the result of:
•	Domestic manufactured housing shipments increasing approximately 12 percent

•	Canadian manufactured housing shipments increasing 100 percent

•	Domestic modular housing shipments decreasing approximately 29 percent

•	Canadian modular housing shipments decreasing 50 percent.
Total manufactured housing unit shipments increased approximately 13 percent. Industry unit shipments for these products decreased approximately 9 percent from September to November of 2010 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
The average sales per unit for domestic manufactured housing, Canadian manufactured housing and domestic modular housing products in the second quarter as compared to prior year decreased approximately 5, 19 and 8 percent, respectively. The decrease is primarily due to a shift in consumer preference toward homes with lower price points. The average sales per unit for Canadian modular housing products is unchanged from prior year.
Recreational vehicle sales revenue increased approximately 29 percent. The increase was the result of:
•	Domestic recreational vehicle sales increasing approximately 28 percent

•	Canadian recreational vehicle sales increasing approximately 35 percent.
In addition, total recreational vehicle unit shipments increased approximately 49 percent. The increase was the result of:
•	Domestic recreational vehicle shipments increasing approximately 37 percent

•	Canadian recreational vehicle shipments increasing 99 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
During the second quarter, unit shipments for travel trailers and fifth wheels increased approximately 49 percent as compared to prior year while industry shipments for these products decreased approximately 6 percent. Current industry unit shipment data for park models is not available.
The average sales per unit for recreational vehicle products in the second quarter as compared to prior year decreased approximately 13 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points, and discounting to meet competitive market conditions.
Pricing of all the Corporation’s products increased slightly in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. The increase was in response to higher material costs.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2010	of Sales*	2009	of Sales*	Increase
	(Dollars in Thousands)

Manufactured and modular housing	$25,099	102	$23,829	96	$1,270
Recreational vehicles	12,145	101	9,351	100	2,794

Consolidated	$37,244	102	$33,180	97	$4,064

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured and modular housing cost of sales, as well as recreational vehicle cost of sales, increased due to increased material costs and an improvement in unit shipments. In addition, prior year’s cost of sales included an $800,000 reduction in manufacturing costs related to a warranty accrual reduction based on lower sales.
As a percentage of sales, cost of sales increased due to a product mix shift toward product that has a higher material cost percentage relative to product sold in the prior year. In addition, cost of sales as a percentage of sales increased as a result of higher material costs and the warranty cost reduction that occurred in prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009 (Unaudited)
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2010	of Sales	2009	of Sales	Decrease
		(Dollars in thousands)

Selling and administrative expenses	$7,151	20	$7,197	21	$46
Selling and administrative expenses, in dollars and as a percentage of sales, decreased slightly from prior year. Prior year’s expenses included a $600,000 increase in the Corporation’s liability for retirement and death benefits offered to certain employees. This increase was offset primarily by decreases in salaries and performance based compensation.
Operating Loss

	November 30,	Percent	November 30,	Percent
	2010	of Sales*	2009	of Sales*
		(Dollars in Thousands)

Manufactured and modular housing	$(5,118)	(21)	$(3,246)	(13)
Recreational vehicles	(2,092)	(17)	(1,765)	(19)
General corporate expenses	(564)	(2)	(1,120)	(3)

Total Operating Loss	$(7,774)	(21)	$(6,131)	(18)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss earnings are based on total sales.
The operating loss for manufactured and modular housing, as well as recreational vehicles, increased primarily due to:
•	Increased material costs

•	A product mix shift toward lower priced products. These products have lower margins relative to products sold in the prior year.

•	A reduction in warranty costs that occurred in prior year

•	Increased selling expenses in order to meet competitive market conditions.
General corporate expenses decreased due to a $600,000 charge in the prior year for the Corporation’s liability for retirement and death benefits offered to certain employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2010 Compared to Three-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Interest Income

	November 30,	November 30,
	2010	2009	Increase
	(Dollars in thousands)

Interest income	$18	$9	$9
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the second quarter of fiscal 2011, the average amount available for investment was approximately $62 million with a weighted average yield of 0.08 percent. In the second quarter of fiscal 2010, the average amount available for investment was approximately $79 million with a weighted average yield of 0.03 percent.
Benefit from Income Taxes

	November 30,	November 30,	Decrease in
	2010	2009	Benefit

Federal	$—	$(2,117)	$2,117
State	—	(197)	197

Total	$—	$(2,314)	$2,314

The benefit from federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the second quarter of fiscal 2010. The Corporation recorded a full valuation allowance against its deferred tax assets at May 31, 2010 and, as a result, reflects no income tax benefit during the current period, as any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 7 in Notes to Consolidated Financial Statements included in this document under Item 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2010 Compared to Six-Month Period Ended November 30, 2009 (Unaudited)
Sales and Unit Shipments

	November 30,		November 30,		Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured and Modular Housing
Manufactured Housing
Domestic	$47,100	57%	$41,140	59%	$5,960
Canadian	582	1	164	—	418

	47,682	58	41,304	59	6,378

Modular Housing
Domestic	6,533	8	7,222	10	(689)
Canadian	971	1	2,177	3	(1,206)

	7,504	9	9,399	13	(1,895)

	55,186	67	50,703	72	4,483

Recreational Vehicles
Domestic	20,430	25	15,332	22	5,098
Canadian	6,832	8	4,085	6	2,747

	27,262	33	19,417	28	7,845

Total Sales	$82,448	100%	$70,120	100%	$12,328

Unit shipments
Manufactured and Modular Housing
Manufactured Housing
Domestic	1,103	34%	938	39%	165
Canadian	23	1	5	—	18

	1,126	35	943	39	183

Modular Housing
Domestic	121	3	127	5	(6)
Canadian	18	1	42	2	(24)

	139	4	169	7	(30)

	1,265	39	1,112	46	153

Recreational Vehicles
Domestic	1,489	46	1,093	45	396
Canadian	489	15	237	9	252

	1,978	61	1,330	54	648

Total Unit Shipments	3,243	100%	2,442	100%	801

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2010 Compared to Six-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Manufactured housing and modular housing sales revenue increased approximately 9 percent. The increase was the result of:
•	Domestic manufactured housing sales increasing approximately 14 percent

•	Canadian manufactured housing sales increasing approximately 255 percent

•	Domestic modular housing sales decreasing approximately 10 percent

•	Canadian modular housing sales decreasing approximately 55 percent.
Total manufactured and modular housing unit shipments increased approximately 14 percent. The increase was the result of:
•	Domestic manufactured housing shipments increasing approximately 18 percent

•	Canadian manufactured housing shipments increasing 360 percent

•	Domestic modular shipments decreasing approximately 5 percent

•	Canadian modular shipments decreasing approximately 57 percent.
Total manufactured housing unit shipments increased approximately 19 percent. Industry unit shipments for these products remained unchanged from June to November of 2010 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
The average sales per units for domestic manufactured housing, Canadian manufactured housing and domestic modular housing products in the first two quarters as compared to prior year decreased approximately 3, 23, and 5 percent, respectively. The decrease is primarily due to a shift in consumer preference towards homes with lower price points. The average sales per unit for Canadian modular housing products increased approximately 4 percent from prior year.
The Corporation’s recreational vehicles sales revenue increased approximately 40 percent. The increase was the result of:
•	Domestic recreational vehicle sales increasing approximately 33 percent

•	Canadian recreational vehicle sales increasing approximately 67 percent
In addition, total recreational vehicle unit shipments increased approximately 49 percent. The increase the result of:
•	Domestic recreational vehicle shipments increasing approximately 36 percent

•	Canadian recreational vehicle shipments increasing 106 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2010 Compared to Six-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
During the same period, unit shipments for travel trailers and fifth wheels increased approximately 47 percent while industry shipments for these products increased 19 percent. Current industry unit shipment data for park models is not available.
The average sales per unit for recreational vehicle products in the first two quarters as compared to prior year decreased approximately 6 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points, and discounting to meet competitive market conditions.
Pricing of all the Corporation’s products increased slightly in the first half of fiscal 2011 as compared to the first half of fiscal 2010. The increase was in response to higher material costs.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2010	of Sales*	2009	of Sales*	Increase
	(Dollars in Thousands)

Manufactured and modular housing	$54,591	99	$49,400	97	$5,191
Recreational vehicles	26,733	98	19,377	100	7,356

Consolidated	$81,324	99	$68,777	98	$12,547

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured and modular housing cost of sales, as well as recreational vehicle cost of sales, increased due to increased material costs and an improvement in unit shipments. In addition, prior year’s cost of sales included an $800,000 reduction in manufacturing costs related to a warranty accrual reduction based on lower sales.
As a percentage of sales, cost of sales was negatively impacted by a product mix shift toward product that has a higher material cost percentage relative to product sold in the prior year. In addition, cost of sales as a percentage of sales increased as a result of higher material costs and the warranty cost reduction that occurred in prior year. Recreational vehicle cost of sales, as a percentage of sales, was positively impacted by certain manufacturing costs being fixed amid rising sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2010 Compared to Six-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2010	of Sales	2009	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$14,981	18	$14,035	20	$946
Selling and administrative expense increased primarily due to an increase in performance based compensation and dealer promotional programs. As a percentage of sales, selling and administrative expenses decreased due to certain costs being fixed amid rising sales.
Operating Loss

	November 30,	Percent	November 30,	Percent
	2010	of Sales*	2009	of Sales*
	(Dollars in Thousands)

Manufactured and modular housing	$(8,946)	(16)	$(7,466)	(15)
Recreational vehicles	(3,725)	(14)	(3,561)	(19)
General corporate expenses	(1,186)	(1)	(1,665)	(2)
Income from life insurance proceeds	—	—	412	1

Total Operating Loss	$(13,857)	(17)	$(12,280)	(18)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total sales.
The operating loss for manufactured and modular housing, as well as recreational vehicles, increased primarily due to:
•	Increased material costs

•	A product mix shift toward lower priced products. These products have lower margins relative to products sold in the prior year.
General corporate expenses decreased due to a $600,000 charge in the prior year for the Corporation’s liability for retirement and death benefits offered to certain employees.
The Corporation owns life insurance contracts on certain employees. The Corporation realized in the first quarter of fiscal 2010 non-taxable income from life insurance proceeds in the amount of $412,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2010 Compared to Six-Month Period Ended November 30, 2009 (Unaudited) — (Continued)
Interest Income

	November 30,	November 30,
	2010	2009	Decrease
	(Dollars in thousands)
Interest income	$36	$45	$9
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first half of fiscal 2011, the average amount available for investment was approximately $65 million with a weighted average yield of 0.1 percent. In the first half of fiscal 2010, the average amount available for investment was approximately $81 million with a weighted average yield of 0.08 percent.
Benefit from Income Taxes

	November 30,	November 30,	Decrease in
	2010	2009	Benefit

Federal	$—	$(4,140)	$4,140
State	—	(380)	380

Total	$—	$(4,520)	$4,520

The benefit from federal income taxes approximates the statutory rate and for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first half of fiscal 2010. The Corporation recorded a full valuation allowance against its deferred tax assets at May 31, 2010 and, as a result, reflects no income tax benefit during the current period, as any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 7 in Notes to Consolidated Financial Statements included in this document under Item 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Liquidity and Capital Resources

	November 30,	May 31,	Increase
	2010	2010	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$66,260	$77,257	$(10,997)
Current assets, exclusive of cash and U. S. Treasury Bills	$16,246	$21,074	$(4,828)
Current liabilities	$13,439	$13,383	$56
Working capital	$69,067	$84,948	$(15,881)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $13,821,000 and dividends paid of $3,021,000. Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to a $3,648,000 decrease in accounts receivable, and a $1,346,000 decrease in other current assets. Accounts receivable decreased due to lower sales at November 30, 2010 as compared to May 31, 2010. Other current assets decreased as a result of a $1,200,000 partial refund of a workers’ compensation liability deposit.
Current liabilities changed as a result of a $1,183,000 decreased in accounts payable, and a $1,126,000 increase in accrued marketing programs. Accounts payable decreased due to the seasonal nature of the Corporation’s production. Accrued marketing programs increased due to accruals for an ongoing marketing program for the Corporation’s manufactured housing dealers. Accruals are made monthly, and the majority of payments due to dealers are paid during the Corporation’s fourth fiscal quarter.
Capital expenditures totaled $306,000 for the first half of fiscal 2011 as compared to $395,000 for the first half of fiscal 2010. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through November 30, 2010 is approximately $881,000. The amount of capital expended in the first half of fiscal 2011 was approximately $20,000, while the amount expended in the first half of fiscal 2010 was approximately $275,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.
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
Recently Issued Accounting Standards
The effect on newly issued account standards is addressed in Note 1 of the Notes to Consolidated Financial Statements.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2010, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2010.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION

DATE: January 7, 2011	/s/ Jon S. Pilarski Jon S. Pilarski
Chief Financial Officer

DATE: January 7, 2011	/s/ Martin R. Fransted Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002