Form 10-Q
period 2011-02-28
SKYLINE CORP
filed 2011-04-08
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 8, 2011
Common Stock	8,391,244

FORM 10-Q
INDEX

PART I. Financial Information

Item 1.	Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	February 28, 2011	May 31, 2010
	(Unaudited)

ASSETS
Current Assets:
Cash	$4,407	$9,268
U.S. Treasury Bills, at cost plus accrued interest	48,991	67,989
Accounts receivable	9,788	9,778
Inventories	8,090	6,756
Other current assets	3,071	4,540

Total Current Assets	74,347	98,331

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,561	45,296
Machinery and equipment	23,148	22,972

	72,772	72,331
Less accumulated depreciation	52,392	50,912

	20,380	21,419
Idle property, net of accumulated depreciation	4,815	5,303

Net Property, Plant and Equipment	25,195	26,722

Other Assets	5,774	5,660

Total Assets	$105,316	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets, continued
(Dollars in thousands, except share and per share amounts)

	February 28, 2011	May 31, 2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$3,357	$3,136
Accrued salaries and wages	2,839	2,505
Accrued marketing programs	2,537	1,524
Accrued warranty and related expenses	3,324	3,339
Accrued workers’ compensation	1,153	1,083
Other accrued liabilities	1,882	1,796

Total Current Liabilities	15,092	13,383

Other Deferred Liabilities	7,611	7,623

Commitments and Contingencies — See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	143,117	170,211
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	82,613	109,707

Total Liabilities and Shareholders’ Equity	$105,316	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Nine-Month Periods Ended February 28, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

OPERATIONS
Sales	$31,776	$25,415	$114,224	$95,535
Cost of sales	33,494	26,236	114,818	95,013

Gross (loss) profit	(1,718)	(821)	(594)	522
Selling and administrative expenses	(7,039)	(6,282)	(22,020)	(20,317)
Income from life insurance proceeds	—	—	—	412
Gain on sale of idle property, plant and equipment	—	1,544	—	1,544

Operating loss	(8,757)	(5,559)	(22,614)	(17,839)
Interest income	15	5	51	50

Loss before income taxes	(8,742)	(5,554)	(22,563)	(17,789)

Benefit from income taxes:
Federal	—	1,714	—	5,854
State	—	143	—	523

	—	1,857	—	6,377

Net loss	$(8,742)	$(3,697)	$(22,563)	$(11,412)

Basic loss per share	$(1.04)	$(.44)	$(2.69)	$(1.36)

Cash dividends per share	$.18	$.18	$.54	$.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$153,369	$194,510	$170,211	$205,246
Net loss	(8,742)	(3,697)	(22,563)	(11,412)
Cash dividends paid	(1,510)	(1,510)	(4,531)	(4,531)

Balance at end of period	$143,117	$189,303	$143,117	$189,303

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended February 28, 2011 and 2010
(Dollars in thousands)

	2011	2010
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,563)	$(11,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,020	1,641
Gain on sale of idle property, plant and equipment	—	(1,544)
Change in assets and liabilities:
Accrued interest receivable	2	58
Accounts receivable	(10)	(618)
Inventories	(1,334)	602
Other current assets	1,469	(6,587)
Accounts payable, trade	221	627
Accrued liabilities	1,488	(1,754)
Other, net	13	1,044

Net cash used in operating activities	(18,694)	(17,943)

CASH FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	189,947	224,862
Purchase of U.S. Treasury Bills	(170,951)	(209,968)
Proceeds from sale of idle property, plant and equipment	—	4,082
Purchase of property, plant and equipment	(528)	(610)
Other, net	(104)	685

Net cash provided by investing activities	18,364	19,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,531)	(4,531)

Net cash used in financing activities	(4,531)	(4,531)

Net decrease in cash	(4,861)	(3,423)
Cash at beginning of period	9,268	9,836

Cash at end of period	$4,407	$6,413

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2011, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 28, 2011 and 2010. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide new financial statement disclosures regarding financing receivables, including credit risk exposures and the allowance for credit losses. For public entities, this ASU is effective for reporting periods ending on or after December 15, 2010 for disclosures of financing receivables as of the end of a reporting period. Financing receivables disclosures relating to activity occurring during a reporting period are required to be adopted for periods beginning on or after December 15, 2010. The Corporation adopted the financing receivables reporting requirement with no material effect on its future financial condition or results of operations. The Corporation does not expect the adoption of the disclosure requirement related to activity occurring during a reporting period to have a material effect on its future financial condition or results of operations.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 2 Investments
The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. The following is a summary of the securities (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value
February 28, 2011
U. S. Treasury Bills	$48,991	$5	$48,996

May 31, 2010
U. S. Treasury Bills	$67,989	$3	$67,992

The fair value is determined by a secondary market for U.S. Government Securities. At February 28, 2011 and May 31, 2010, the U.S. Treasury Bills matured within five and four months, respectively.
NOTE 3 Accounts Receivable
Trade receivables are based on the amounts billed to dealers and communities. The Corporation does not accrue interest on any of its trade receivables, nor does it have an allowance for credit losses due to favorable collections experience. If a loss occurs, the Corporation’s policy is to recognize it in the period when collectability cannot be reasonably assured.
NOTE 4 Inventories
Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.
Total inventories consist of the following:

	February 28, 2011	May 31, 2010
	(Dollars in thousands)

Raw materials	$5,142	$3,774

Work in process	2,589	2,941

Finished goods	359	41

	$8,090	$6,756

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 5 Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. Idle property, net of accumulated depreciation represents the net book value of idle manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Halstead, Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.
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
A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 28,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the period	$4,839	$7,019
Accruals for warranties	3,692	2,560
Settlements made during the period	(3,707)	(4,062)

Balance at the end of the period	4,824	5,517

Non-current balance included in other deferred liabilities	1,500	2,400

Accrued warranty and related expenses	$3,324	$3,117

Item 1.	Financial Statements — (Continued).
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
The Corporation’s gross deferred tax assets of approximately $27 million consist of approximately $15 million in federal net operating loss and tax credit carryforwards, $6 million in state net operating loss carryforwards, and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.
NOTE 8 Commitments and Contingencies
The Corporation was contingently liable at February 28, 2011 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $58 million at February 28, 2011 and approximately $49 million at May 31, 2010.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2011 will not be material to its financial position or results of operations.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 Commitments and Contingencies — (Continued)
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(Dollars in thousands)

Number of units repurchased	1	2	1	8
Obligations from units repurchased	$11	$35	$11	$220
Net losses on repurchased units	$1	$4	$1	$11
The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position
NOTE 9 Industry Segment Information
The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle sales is:

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Manufactured and Modular Housing
Manufactured Housing
Domestic	45%	52%	54%	57%
Canadian	1	—	1	—

	46	52	55	57
Modular Housing
Domestic	11	7	9	9
Canadian	1	1	1	3

	12	8	10	12

Total Housing	58	60	65	69
Recreational Vehicles
Domestic	31	26	26	23
Canadian	11	14	9	8

Total Recreational Vehicles	42	40	35	31

	100%	100%	100%	100%

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 9 Industry Segment Information — (Continued)

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

SALES
Manufactured and Modular Housing
Manufactured Housing
Domestic	$14,462	$13,201	$61,562	$54,341
Canadian	245	18	827	182

	14,707	13,219	62,389	54,523
Modular Housing
Domestic	3,592	1,665	10,125	8,887
Canadian	198	468	1,169	2,645

	3,790	2,133	11,294	11,532

Total Housing	18,497	15,352	73,683	66,055
Recreational Vehicles
Domestic	9,852	6,608	30,282	21,940
Canadian	3,427	3,455	10,259	7,540

Total Recreational Vehicles	13,279	10,063	40,541	29,480

Total Sales	$31,776	$25,415	$114,224	$95,535

LOSS BEFORE INCOME TAXES
Operating Loss
Manufactured and modular housing	$(5,359)	$(4,905)	$(14,305)	$(12,371)
Recreational vehicles	(2,812)	(1,601)	(6,537)	(5,162)
General corporate expense	(586)	(597)	(1,772)	(2,262)
Income from life insurance proceeds	—	—	—	412
Gain on sale of idle property, plant and equipment	—	1,544	—	1,544

Total operating loss	(8,757)	(5,559)	(22,614)	(17,839)
Interest income	15	5	51	50

Loss before income taxes	$(8,742)	$(5,554)	$(22,563)	$(17,789)

Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. To better serve the needs of its dealers and communities, the Corporation has fourteen manufacturing facilities in ten states; including a recreational vehicle facility that commenced operations in the third quarter of fiscal 2011. This facility, located in Elkhart, Indiana, produces and sells the “Koala”; a product that combines aerodynamic design and lightweight material composition. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. In calendar 2010 total shipments were approximately 50,000 units, a less than 1 percent increase from the same period a year ago.
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
Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continues to date. The Recreational Vehicle Industry Association (RVIA), notes that slow growth in jobs and incomes, continued weakness in the housing market, and slowly improving credit to consumers could slow the pace of the recovery.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Outlook
The Corporation’s manufacturing and modular housing segment encountered increased sales in the first three quarters of fiscal 2011, and management cannot determine with certainty if the increase is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced.
The recreational vehicle segment experienced increased sales in the first three quarters of fiscal 2011. Regarding the business environment for the last quarter of fiscal 2011 and the first half of fiscal 2012, the RVIA forecasts calendar 2011 travel trailer and fifth wheel sales of approximately 217,000 units; a 9 percent increase from calendar 2010’s total of approximately 199,000 units. Despite this favorable trend, business conditions for calendar 2011 could be negatively impacted by adverse factors previously referenced by the RVIA.
With a significant position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited)
Sales and Unit Shipments

	February 28,		February 28,		Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured and Modular Housing
Manufactured Housing
Domestic	$14,462	45%	$13,201	52%	$1,261
Canadian	245	1	18	—	227

	14,707	46	13,219	52	1,488

Modular Housing
Domestic	3,592	11	1,665	7	1,927
Canadian	198	1	468	1	(270)

	3,790	12	2,133	8	1,657

Total Housing	18,497	58	15,352	60	3,145
Recreational Vehicles
Domestic	9,852	31	6,608	26	3,244
Canadian	3,427	11	3,455	14	(28)

Total Recreational Vehicles	13,279	42	10,063	40	3,216

Total Sales	$31,776	100%	$25,415	100%	$6,361

Unit shipments
Manufactured and Modular Housing
Manufactured Housing
Domestic	329	24%	309	30%	20
Canadian	9	1	1	—	8

	338	25	310	30	28

Modular Housing
Domestic	55	4	30	3	25
Canadian	4	—	8	1	(4)

	59	4	38	4	21

Total Housing	397	29	348	34	49

Recreational Vehicles
Domestic	736	54	468	46	268
Canadian	236	17	210	20	26

Total Recreational Vehicles	972	71	678	66	294

Total Unit Shipments	1,369	100%	1,026	100%	343

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Manufactured and modular housing sales revenue increased approximately 20 percent. The increase was the result of:
•	Domestic manufactured housing sales increasing approximately 10 percent
•	Canadian manufactured housing sales increasing twelvefold
•	Domestic modular housing sales increasing approximately 116 percent
•	Canadian modular housing sales decreasing approximately 58 percent.
In addition, total manufactured and modular housing unit shipments increased approximately 14 percent. The increase was the result of:
•	Domestic manufactured housing shipments increasing approximately 6 percent
•	Canadian manufactured housing shipments increasing eightfold
•	Domestic modular housing shipments increasing approximately 83 percent
•	Canadian modular housing shipments decreasing 50 percent.
Total manufactured housing unit shipments increased approximately 9 percent. Industry unit shipments for these products decreased approximately 14 percent from November 2010 to January 2011 as compared to the same period a year ago. Industry data from November 2010 to January 2011 is the latest three month period available. Current industry unit shipment data for modular housing is not available.
The average sales per unit for domestic manufactured housing, Canadian manufactured housing and domestic modular housing products in the third quarter as compared to prior year increased approximately 3, 51 and 18 percent, respectively. The increase is due to consumer preference toward homes with higher price points. The average sales per unit for Canadian modular housing products decreased approximately 15 percent due to consumer preferring homes with lower price points.
Recreational vehicle sales revenue increased approximately 32 percent. The increase was the result of:
•	Domestic recreational vehicle sales increasing approximately 49 percent
•	Canadian recreational vehicle sales decreasing approximately 1 percent.
In addition, total recreational vehicle unit shipments increased approximately 43 percent. The increase was the result of:
•	Domestic recreational vehicle shipments increasing approximately 57 percent
•	Canadian recreational vehicle shipments increasing 12 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Sales revenue and unit shipments were positively impacted by the opening of a new recreational vehicle facility in Elkhart, Indiana. As previously referenced, the facility produces and markets the “Koala”.
During the third quarter, unit shipments for travel trailers and fifth wheels increased approximately 44 percent as compared to prior year while industry shipments of these products from December 2010 to February 2011 increased 11 percent. Current industry unit shipment data for park models is not available.
The average sales per unit for recreational vehicle products in the third quarter as compared to prior year decreased approximately 8 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points, and discounting to meet competitive market conditions.
In response to higher material costs, the Corporation increased its pricing on all the Corporation’s products. Due to competitive conditions, however, the Corporation was unable to fully increase pricing to counteract all the higher material costs.
Cost of Sales

	February 28,	Percent	February 28,	Percent
	2011	of Sales*	2010	of Sales*	Increase
	(Dollars in Thousands)

Manufactured and modular housing	$19,783	107	$16,562	108	$3,221
Recreational vehicles	13,711	103	9,674	96	4,037

Consolidated	$33,494	105	$26,236	103	$7,258

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured and modular housing cost of sales, as well as recreational vehicle cost of sales, increased due to increased material costs and an improvement in unit shipments. In addition, prior year’s cost of sales included a $700,000 reduction in manufacturing costs related to reduced warranty costs in line with the lower sales level.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Cost of Sales — (Continued)
For the manufactured and modular housing segment, manufacturing expenses as a percentage of sales decreased due to certain costs being fixed amid rising sales. In addition, material costs and direct labor as a percentage of sales increased. The material cost percentage increased as a result of higher amounts charged for items including but not limited to steel, aluminum, copper, lumber and petroleum based products. The direct labor percentage increased due to homes sold in the current year that are more labor intensive relative to homes sold in the prior year.
As a percentage of sales, recreational vehicle cost of sales increased due to a product mix shift toward product sold in the current year that has a higher material cost percentage relative to product sold in the prior year. In addition, the cost of sales percentage increased as a result of higher material costs, discounting to meet competitive market conditions and reduced warranty costs that occurred due to lower sales levels in the prior year.
Selling and Administrative Expenses

	February 28,	Percent	February 28,	Percent
	2011	of Sales	2010	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$7,039	22	$6,282	25	$757
Selling and administrative expenses increased primarily due to an increase in sales based compensation, selling expenses and the commencement of operations at the new recreational vehicle facility. As a percentage of sales, selling and administrative expenses decreased due to costs being fixed amid rising sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Operating Loss

	February 28,	Percent	February 28,	Percent
	2011	of Sales*	2010	of Sales*
	(Dollars in Thousands)

Manufactured and modular housing	$(5,359)	(29)	$(4,905)	(32)
Recreational vehicles	(2,812)	(21)	(1,601)	(16)
General corporate expenses	(586)	(2)	(597)	(2)
Gain on sale of idle property, plant and equipment	—	—	1,544	6

Total Operating Loss	$(8,757)	(28)	$(5,559)	(22)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating loss earnings are based on total sales.
The operating loss for manufactured and modular housing was higher primarily due to a reduction in warranty costs that occurred in prior year.
The operating loss for recreational vehicles, increased primarily due to:
•	A product mix shift toward lower priced products. These products have lower margins relative to products sold in the prior year.
•	A reduction in warranty costs that occurred in prior year
•	Increased material costs
•	Increased discounts in order to meet competitive market conditions.
In the third quarter of fiscal 2010, the Corporation sold an idle manufactured housing facility in Bossier City, Louisiana. The sale resulted in a pre-tax gain of $1,544,000.
Interest Income

	February 28,	February 28,
	2011	2010	Increase
	(Dollars in thousands)

Interest income	$15	$5	$10
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended February 28, 2011 Compared to Three-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Interest Income — (Continued)
In the third quarter of fiscal 2011, the average amount available for investment was approximately $54 million with a weighted average yield of 0.07 percent. In the third quarter of fiscal 2010, the average amount available for investment was approximately $76 million with a weighted average yield of 0.02 percent.
Benefit from Income Taxes

	February 28,	February 28,	Decrease in
	2011	2010	Benefit
	(Dollars in thousands)

Federal	$—	$1,714	$1,714
State	—	143	143

Total	$—	$1,857	$1,857

The benefit from federal income taxes in the third quarter of fiscal 2010 approximates the statutory rate, while the benefit for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the third quarter of fiscal 2010. The Corporation recorded a full valuation allowance against its deferred tax assets at May 31, 2010 and, as a result, reflects no income tax benefit during the current period, as any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 7 in Notes to Consolidated Financial Statements included in this document under Item 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited)
Sales and Unit Shipments

	February 28,		February 28,		Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Sales
Manufactured and Modular Housing
Manufactured Housing
Domestic	$61,562	54%	$54,341	57%	$7,221
Canadian	827	1	182	—	645

	62,389	55	54,523	57	7,866

Modular Housing
Domestic	10,125	9	8,887	9	1,238
Canadian	1,169	1	2,645	3	(1,476)

	11,294	10	11,532	12	(238)

Total Housing	73,683	65	66,055	69	7,628
Recreational Vehicles
Domestic	30,282	26	21,940	23	8,342
Canadian	10,259	9	7,540	8	2,719

Total Recreational Vehicles	40,541	35	29,480	31	11,061

Total Sales	$114,224	100%	$95,535	100%	$18,689

Unit shipments
Manufactured and Modular Housing
Manufactured Housing
Domestic	1,432	31%	1,247	36%	185
Canadian	32	1	6	—	26

	1,464	32	1,253	36	211

Modular Housing
Domestic	176	4	157	5	19
Canadian	22	—	50	1	(28)

	198	4	207	6	(9)

Total Housing	1,662	36	1,460	42	202

Recreational Vehicles
Domestic	2,225	48	1,561	45	664
Canadian	725	16	447	13	278

Total Recreational Vehicles	2,950	64	2,008	58	942

Total Unit Shipments	4,612	100%	3,468	100%	1,144

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Manufactured housing and modular housing sales revenue increased approximately 12 percent. The increase was the result of:
•	Domestic manufactured housing sales increasing approximately 13 percent
•	Canadian manufactured housing sales increasing approximately 354 percent
•	Domestic modular housing sales increasing approximately 14 percent
•	Canadian modular housing sales decreasing approximately 56 percent.
Total manufactured and modular housing unit shipments increased approximately 14 percent. The increase was the result of:
•	Domestic manufactured housing shipments increasing approximately 15 percent
•	Canadian manufactured housing shipments increasing 433 percent
•	Domestic modular shipments increasing approximately 12 percent
•	Canadian modular shipments decreasing approximately 56 percent.
Total manufactured housing unit shipments increased approximately 17 percent. Industry unit shipments for these products decreased approximately 1 percent from May 2010 to January 2011 as compared to the same period a year ago. Industry data from May 2010 to January 2011 is the latest nine month period available. Current industry unit shipment data for modular housing is not available.
The average sales per unit for domestic and Canadian manufactured housing products in the first three quarters as compared to prior year decreased approximately 1 and 15 percent, respectively. The decrease is primarily due to a shift in consumer preference towards homes with lower price points. The average sales per unit for domestic modular housing products increased 2 percent due to consumers preferring higher price points. The average price per unit for Canadian modular housing products remained unchanged from prior year.
The Corporation’s recreational vehicles sales revenue increased approximately 38 percent. The increase was the result of:
•	Domestic recreational vehicle sales increasing approximately 38 percent
•	Canadian recreational vehicle sales increasing approximately 36 percent
In addition, total recreational vehicle unit shipments increased approximately 47 percent. The increase the result of:
•	Domestic recreational vehicle shipments increasing approximately 43 percent
•	Canadian recreational vehicle shipments increasing 62 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Sales and Unit Shipments — (Continued)
Sales revenue and unit shipments were positively impacted by the opening in the third quarter of a new recreational vehicle facility in Elkhart, Indiana. As previously referenced, the facility produces and markets the “Koala”.
Unit shipments for travel trailers and fifth wheels increased approximately 46 percent while industry shipments for these products from June 2010 to February 2011 increased 16 percent. Current industry unit shipment data for park models is not available.
The average sales per unit for recreational vehicle products in the first three quarters as compared to prior year decreased approximately 6 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points, and discounting to meet competitive market conditions.
In response to higher material costs, the Corporation increased its pricing on all the Corporation’s products. Due to competitive conditions, however, the Corporation was unable to fully increase pricing to counteract all the higher material costs.
Cost of Sales

	February 28,	Percent	February	Percent
	2011	of Sales*	2010	of Sales*	Increase
	(Dollars in Thousands)

Manufactured and modular housing	$74,374	101	$65,962	100	$8,412
Recreational vehicles	40,444	100	29,051	99	11,393

Consolidated	$114,818	101	$95,013	99	$19,805

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for consolidated cost of sales is based on total sales.
Manufactured and modular housing cost of sales, as well as recreational vehicle cost of sales, increased due to increased material costs and higher unit shipments. In addition, prior year’s cost of sales included a $1,500,000 reduction in manufacturing costs related to reduced warranty costs in line with lower sales levels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Cost of Sales — (Continued)
As a percentage of sales, cost of sales was negatively impacted by a product mix shift in the current year toward product that has a higher material cost percentage relative to product sold in the prior year. In addition, cost of sales as a percentage of sales increased as a result of higher material costs in the current year and reduced warranty costs that occurred due to lower sales levels in prior year. Cost of sales, as a percentage of sales, for both segments were positively impacted by certain manufacturing costs being fixed amid rising sales.
Selling and Administrative Expenses

	February 28,	Percent	February 28,	Percent
	2011	of Sales	2010	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$22,020	19	$20,317	21	$1,703
Selling and administrative expense increased primarily due to an increase in sales based compensation and dealer promotional programs. As a percentage of sales, selling and administrative expenses decreased due to certain costs being fixed amid rising sales.
Operating Loss

	February 28,	Percent	February 28,	Percent
	2011	of Sales*	2010	of Sales*
	(Dollars in Thousands)

Manufactured and modular housing	$(14,305)	(19)	$(12,371)	(19)
Recreational vehicles	(6,537)	(16)	(5,162)	(18)
General corporate expenses	(1,772)	(2)	(2,262)	(2)
Income from life insurance proceeds	—	—	412	—
Gain on sale of idle property, plant and equipment	—	—	1,544	2

Total Operating Loss	$(22,614)	(20)	$(17,839)	(19)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Operating Loss — (Continued)
The operating loss for manufactured and modular housing, as well as recreational vehicles, increased primarily due to:
•	A product mix shift toward lower priced products. These products have lower margins relative to products sold in the prior year.
•	A reduction in warranty costs that occurred in prior year
•	Increased material costs
•	Increased discounts and selling expenses in order to meet competitive market conditions.
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
Interest Income

	February 28,	February 28,
	2011	2010	Increase
	(Dollars in thousands)

Interest income	$51	$50	$1
Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In the first nine months of fiscal 2011, the average amount available for investment was approximately $61 million with a weighted average yield of 0.1 percent. During the same period of fiscal 2010, the average amount available for investment was approximately $78 million with a weighted average yield of .09 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Benefit from Income Taxes

	February 28,	February 28,	Decrease in
	2011	2010	Benefit
	(Dollars in thousands)

Federal	$—	$5,854	$5,854
State	—	523	523

Total	$—	$6,377	$6,377

The benefit from federal income taxes in the first three quarters of fiscal 2010 approximates the statutory rate, while the benefit for state income taxes reflects current state rates effective for the period based upon activities within the taxable entities. The benefit for federal and state income tax is the result of pretax losses that occurred in the first three quarters of fiscal 2010. The Corporation recorded a full valuation allowance against its deferred tax assets at May 31, 2010 and, as a result, reflects no income tax benefit during the current period, as any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 7 in Notes to Consolidated Financial Statements included in this document under Item 1.
Liquidity and Capital Resources

	February 28,	May 31,	Increase
	2011	2010	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$53,398	$77,257	$(23,859)
Current assets, exclusive of cash and US Treasury Bills	$20,949	$21,074	$(125)
Current liabilities	$15,092	$13,383	$1,709
Working capital	$59,255	$84,948	$(25,693)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $22,563,000 and dividends paid of $4,531,000. Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to a $1,368,000 increase in raw materials inventory, and a $1,469,000 decrease in other current assets. Raw materials inventory increased as a result of the new recreational vehicle facility, increased material costs and to more quickly respond to orders from dealer and communities. Other current assets decreased as a result of a $1,200,000 partial refund of a workers’ compensation liability deposit.
Current liabilities changed as a result of a $1,013,000 increase in accrued marketing programs. Accrued marketing programs increased due to accruals for an ongoing marketing program for the Corporation’s manufactured housing dealers. Accruals are made monthly, and the majority of payments due to dealers are paid during the Corporation’s fourth fiscal quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Nine-Month Period Ended February 28, 2011 Compared to Nine-Month Period Ended February 28, 2010 (Unaudited) — (Continued)
Liquidity and Capital Resources — (Continued)
Capital expenditures totaled $528,000 for the first three quarters of fiscal 2011 as compared to $610,000 for the first three quarters of fiscal 2010. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through February 28, 2010 is approximately $899,000. The amount of capital expended in the first nine months of fiscal 2011 was approximately $45,000, while the amount expended in the same period of fiscal 2010 was approximately $350,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.
The Corporation’s current cash and other short-term investments are expected to be adequate to fund any capital expenditures and treasury stock purchases during the year. The Corporation’s financing needs have been met with a combination of cash on hand and funds generated through the sale of assets.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of February 28, 2011, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2011.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2011 filed by the registrant with the Commission.

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

SKYLINE CORPORATION
DATE: April 8, 2011	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 8, 2011	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32.1	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002