Form 10-K
period 2011-05-31
SKYLINE CORP
filed 2011-07-29
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,852,762 shares) based on the closing price on the New York Stock Exchange on November 30, 2010 was $130,065,423.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	July 25, 2011

Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders to be held September 26, 2011	Part III, Items 10 — 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2011 Annual Meeting of Shareholders to be held on September 26, 2011 (“2011 Proxy Statement”).

PART I

Item 1.	Business.

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) designs, produces and markets manufactured housing, modular housing and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code.

The Corporation, which is one of the larger producers of manufactured and modular housing in the United States, sold 1,925 manufactured homes and 267 modular homes in fiscal 2011.

The Corporation’s housing products are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 16’, doublewide widths from 18’ to 32’, and triplewide widths from 36’ to 46’. The area of a singlewide ranges from approximately 400 to 1,200 square feet, a doublewide from approximately 700 to 2,400 square feet, and a triplewide from approximately 1,600 to 2,900 square feet.

The Corporation also sold 4,706 recreational vehicles in fiscal 2011, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Net sales, operating results and total assets for the housing and recreational vehicle segments are included in Note 13, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Narrative Description of Business

Principal Products and Markets

The Corporation’s homes are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing models are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Each home typically includes two to four bedrooms, kitchen, dining area, living room, one or two bathrooms, kitchen appliances, central heating and cooling. Custom options may include but are not limited to: exterior dormers and windows; interior or exterior accent columns; fireplaces and whirlpool tubs. Materials used to construct a manufactured or a modular home are similar to those used in site-built housing. The Corporation also sells homes that are “Energy-Star” compliant.

The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Bobcat”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Texan”; “Wagoneer”; “Walkabout” and “Weekender”. Park models are marketed under the following trademarks: “Cedar Cove”; “Cutlass”; “Cutlass Elite”; “Deerfield”; “Forest Brook”; “Shore Park Homes”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.

The principal markets for manufactured and modular housing are the suburban and rural areas of the continental United States and Canada. The principal buyers continue to be individuals over the age of fifty, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

The recreational vehicle market is made up of primarily vacationing families, traveling retired couples and sports enthusiasts pursuing four-season hobbies.

Item 1.	Business — (Continued).

The Corporation provides the retail purchaser of its homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

The amount and percentage of net sales contributed by the housing and recreational vehicle segments is noted in Items 7 and 8.

Method of Distribution

The Corporation’s homes are distributed by approximately 220 independent dealers at 340 locations throughout the United States and Canada, and recreational vehicles are distributed by approximately 170 independent dealers at 200 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation’s products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation’s products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements in which the Corporation agrees, that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financial institution in accordance with a declining repurchase price schedule established by the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers.

Losses related to repurchases totaled $1,000, $23,000 and $235,000 in fiscal years 2011, 2010 and 2009, respectively. Additional information regarding these repurchase agreements is included in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

Raw Materials and Supplies

The Corporation is basically an assembler and installer of components purchased from outside sources. The major components used by the Corporation are electrical components, lumber, plywood, shingles, vinyl and wood siding, steel, aluminum, insulation, home appliances, furnaces, plumbing fixtures, hardware, floor coverings and furniture. The suppliers are many and range in size from large national companies to very small local companies. At the present time the Corporation is obtaining sufficient materials to fulfill its needs.

Patents, Trademarks, Licenses, Franchises and Concessions

The Corporation does not rely upon any terminable or nonrenewable rights such as patents, licenses or franchises under the trademarks or patents of others, in the conduct of any segment of its business.

Seasonal Fluctuations

While the Corporation maintains production of homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of homes are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Inventory

The Corporation does not maintain significant inventories of either raw materials or finished goods. In addition, there are no inventories sold on consignment.

Item 1.	Business — (Continued).

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

Competitive Conditions

The industries in which the Corporation operates are highly competitive, with particular emphasis on price and features offered. The Corporation’s competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers. In addition, the housing segment also competes with companies that provide other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses.

The following tables show the Corporation’s competitive position in the product lines it sells.

	Units Shipped			Units Shipped
	Calendar Year 2010			Calendar Year 2009
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Manufactured housing	50,000	1,894	3.8%	50,000	1,690	3.4%
Domestic modular housing	13,000	216	1.7%	13,000	186	1.4%
Travel trailer	145,000	3,381	2.3%	102,000	2,302	2.3%
Fifth wheels	55,000	288	0.5%	37,000	153	0.4%
Park models	3,000	129	4.3%	4,000	71	1.8%

The competitive position for Canadian modular housing is not listed because industry data is not available.

	Units Shipped			Units Shipped
	Fiscal Year 2011			Fiscal Year 2010
			Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share

Manufactured housing	47,000	1,925	4.1%	51,000	1,746	3.4%
Travel trailer	150,000	4,335	2.9%	132,000	2,747	2.1%
Fifth wheels	58,000	207	0.4%	49,000	262	0.5%

The competitive position for modular housing and park models in fiscal 2011 is not listed because industry data is not available.

Both the housing and recreational vehicle segments of the Corporation’s business are dependent upon the availability of wholesale and retail financing. Consequently, increases in interest rates and the availability of credit through governmental action or otherwise, have adversely affected the Corporation’s business in the past and may do so in the future.

Item 1.	Business — (Continued).

Regulation

The manufacture, distribution and sale of manufactured housing, modular housing and recreational vehicles are subject to government regulations in both the United States and Canada, at federal, state or provincial and local levels.

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

HUD has promulgated rules requiring producers of manufactured homes to utilize wood products certified by their suppliers to meet HUD’s established limits on formaldehyde emissions, and to place in each home written notice to prospective purchasers of possible adverse reaction from airborne formaldehyde in the homes. These rules are designated as preemptive of state regulation. Some components of manufactured and modular housing may also be subject to Consumer Product Safety Commission standards and recall requirements.

Regarding recreational vehicles, the Corporation has voluntarily subjected itself to third party inspection of all of its recreational vehicle products nationwide in order to further assure the Corporation, its dealers, and customers of compliance with established standards.

Manufactured housing, modular housing and recreational vehicles may be subject to the Magnuson-Moss Warranty — Federal Trade Commission Improvement Act, which regulates warranties on consumer products.

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

The transportation and placement (in the case of manufactured and modular housing) of the Corporation’s products are subject to state highway use regulations and local ordinances which control the size of units that may be transported, the roads to be used, speed limits, hours of travel, and allowable locations for manufactured homes and communities.

The Corporation is also subject to many state manufacturer licensing and bonding requirements, and to dealer day in court requirements in some states.

The Corporation believes that it is currently in compliance with the above regulations.

Number of Employees

The Corporation employs approximately 1,300 people at the present time.

Item 1.	Business — (Continued).

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

Retail Financing Availability

Customers who purchase the Corporation’s products generally obtain retail financing from third party lenders. The availability, terms and cost of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond the Corporation’s control. A customer seeking to purchase a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity versus a customer financing the purchase of land and a home. This difference is due to most states classifying home-only manufactured housing loans as personal property rather than real property for purposes of taxation and lien perfection.

In recent years, many lenders of home-only financing have tightened credit underwriting standards, with some deciding to exit the industry. These actions resulted in decreased availability of retail financing, causing a negative effect on sales and operating results. If retail financing were to be further curtailed, net sales, operating results and cash flows could be adversely affected.

Wholesale Financing Availability

Independent dealers of the Corporation’s products generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits. In recent years, the industries in which the Corporation operates experienced a reduction in both the number of lenders offering floor planning and the amount of money available for financing. These events could have a negative impact on a dealer’s ability to purchase manufactured housing, modular housing and recreational vehicle products, resulting in lower net sales, operating results and cash flows.

Dependence on Independent Dealers

The Corporation sells its manufactured homes, modular homes and recreational vehicles to independent dealers. These dealers are not obligated to exclusively sell the Corporation’s products, and may choose to sell competitor’s products. In addition, a dealer may become financially insolvent and be forced to close its business. Both scenarios could have an adverse effect on net sales, operating results and cash flows.

Item 1A.	Risk Factors — (Continued).

Dealer Inventories

As wholesale shipments of manufactured homes, modular homes and recreational vehicles exceed retail sales, dealer inventories increase to a level where dealers decrease orders from manufacturers. As manufacturers respond to reduced demand, many either offer discounts to maintain production volumes or curtail production levels. Both outcomes could have a negative impact on net sales, operating results and cash flows.

Contingent Repurchase Agreements

As referenced in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, the Corporation is contingently liable under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. The Corporation could be required to fulfill some or all of the repurchase agreements, resulting in increased expense and reduced cash flows.

Cost and Availability of Raw Materials

Prices and availability of raw materials used to manufacture the Corporation’s products can change significantly due to fluctuations in supply and demand. In addition, the cost of raw materials is also influenced by transportation costs. The Corporation has historically been able to have an adequate supply of raw materials by maintaining good relations with its vendors. Increased prices have historically been passed on to dealers by raising the price of manufactured housing, modular housing and recreational vehicles. There is no certainty that the Corporation will be able to pass on future price increases and maintain an adequate supply of raw materials. The inability to raise the price of its products and to maintain a proper supply of materials could have a negative impact on net sales, operating results and cash flows.

Competition

As noted in Item 1, the manufactured housing, modular housing and recreational vehicle industries are highly competitive with particular emphasis on price and features offered. Some of the Corporation’s competitors are vertically integrated by owning retail, consumer finance and insurance operations. This integration may provide competitors with an advantage. In addition, the Corporation’s housing products compete with other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses. The inability to effectively compete in this environment could result in lower net sales, operating results and cash flows.

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

Sales of manufactured housing, modular housing and recreational vehicle industries are also seasonal in nature with sales being lowest in the winter months. Seasonal changes, in addition to continued weakness in demand in one or both of the Corporation’s market segments, could materially impact the Corporation’s net sales, operating results and cash flows.

Item 1A.	Risk Factors — (Continued).

Changing Consumer Preferences

Changes in consumer preferences for manufactured housing, modular housing and recreational vehicles occur over time, and consequently the Corporation responds to changing demand by evaluating the market acceptability of its products. Delays in responding to changing consumer preferences could have an adverse effect on net sales, operating results and cash flows.

Increased Fuel Prices

The Corporation’s recreational vehicle products depend on the use of vehicles that operate on gasoline or diesel fuel. In the Corporation’s history there have been periods where the price of gasoline and diesel fuel dramatically increased. These increases resulted in greater cost associated with recreational vehicle travel. This trend could result in decreased net sales, operating results and cash flows.

Governmental Regulations

As noted in Item 1, the Corporation is subject to various governmental regulations. Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Corporation’s products. In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability. Both scenarios could negatively impact net sales, operating results and cash flows.

Dependence on Executive Officers and Other Key Personnel

The Corporation depends on the efforts of its executive officers and certain key employees. The loss of the service of one or more of these individuals could have an adverse effect on net sales, operating results and cash flows of the Corporation.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s 14 operating manufacturing facilities, 6 idle facilities and 3 corporate facilities, all of which are owned, are as follows:

		Approximate
Location	Products	Square Footage

California, San Jacinto	Manufactured Housing	84,000
California, Hemet	Recreational Vehicles	64,000
California, Hemet	Idle	55,000
California, Woodland	Manufactured Housing	81,000
Florida, Ocala	Manufactured Housing	139,000
Florida, Ocala	Idle	92,000
Florida, Ocala	Idle	127,000
Indiana, Bristol	Manufactured Housing	115,000
Indiana, Elkhart	Recreational Vehicles	55,000
Indiana, Elkhart	Recreational Vehicles	75,000
Indiana, Elkhart	Corporate	37,000
Indiana, Elkhart	Corporate	18,000
Indiana, Elkhart	Corporate	4,000
Kansas, Arkansas City	Manufactured Housing	83,000
Kansas, Halstead	Idle	84,000
North Carolina, Mocksville	Idle	115,000
Ohio, Sugarcreek	Manufactured Housing	149,000
Oregon, McMinnville	Manufactured Housing	246,000
Pennsylvania, Ephrata	Idle	110,000
Pennsylvania, Leola	Manufactured Housing	210,000
Texas, Mansfield	Recreational Vehicles	79,000
Vermont, Fair Haven	Manufactured Housing	91,000
Wisconsin, Lancaster	Manufactured Housing	130,000

In addition, the Corporation owns undeveloped land in Elkhart, Indiana and McMinnville, Oregon. In the third quarter of fiscal 2009 and 2010, the Corporation sold an idle recreational vehicle facility in McMinnville, Oregon and an idle manufactured housing facility in Bossier City, Louisiana, respectively. The sale resulted in pre-tax gains of $3,396,000 and $1,544,000, respectively.

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

Skyline Corporation (SKY) is traded on the New York Stock Exchange. At May 31, 2011, there were 812 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price and dividends declared per share are listed for the fiscal years ended May 31, 2011 and 2010. On June 1, 2011, the Corporation’s Board of Directors declared a quarterly dividend of $.09 per share payable July 1, 2011 to shareholders of record at the close of business on June 14, 2011. On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The quarterly dividends were reduced from $.18 per share paid in prior years for purposes of cash conservation.

	Common Stock				Dividends
	Price Range				Declared Per
	2011		2010		Share
	High	Low	High	Low	2011	2010

First quarter	$22.19	$16.53	$26.48	$17.24	$.18	$.18
Second quarter	$21.59	$17.35	$25.16	$15.74	$.18	$.18
Third quarter	$29.39	$18.50	$21.99	$16.10	$.18	$.18
Fourth quarter	$21.48	$16.74	$25.69	$16.93	$.18	$.18

The name, address and phone number of our stock transfer agent and registrar is:

Computershare Investor Services
Shareholder Services Division
Two North LaSalle Street
Chicago, Illinois 60602
(312) 588-4237

Performance

The following graph compares the cumulative, five-year shareholder return on the Corporation’s common stock to the cumulative, five-year shareholder return on the S&P 500 Stock Index, and the cumulative, five-year shareholder return of a peer issuer selected by the Corporation. The peer issuer is composed of a publicly-held company selected based on similarities in its products and competitive position in the industry. In fiscal 2010, the peer group included three publicly-held companies weighted by their respective market capitalization: All American Group, Inc.; Cavco Industries, Inc.; and Palm Harbor Homes, Inc.

During fiscal 2011, significant changes occurred in the peer group used in fiscal year 2010 that warranted a change. On March 22, 2011, All American Group, Inc. entered into a Liquidating Trust Agreement. As a result, this Corporation ceased to have a class of publically traded shares which can be referenced in the performance graph. On April 23, 2011, Palm Harbor Homes, Inc. sold substantially all of its assets and certain liabilities to Fleetwood Homes, Inc., a subsidiary owned 50% by Cavco Industries, Inc. and 50% by Third Avenue Value Fund. The peer issuer for fiscal 2011 consists of Cavco Industries, Inc. The comparison assumes $100 was invested on May 31, 2006 in the Corporation’s common stock and in each of the foregoing indices, including reinvestment of dividends (although the Corporation has no dividend reinvestment plan).

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — (Continued).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Skyline Corporation, The S&P 500 Index
And A Peer Issuer

*	$100 invested on 5/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending May 31.

	5/06	5/07	5/08	5/09	5/10	5/11
Skyline Corporation	100.00	96.03	79.27	60.95	60.12	60.23
S&P 500	100.00	122.79	114.57	77.26	93.47	117.73
Peer Issuer	100.00	81.47	80.83	48.49	76.48	91.00

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

Dollars in thousands except per share data

	2011	2010		2009	2008	2007

FOR THE YEAR
Net sales	$162,327	$136,230		$166,676	$301,765	$365,473
(Loss) earnings before income taxes	$(26,627)	$(19,351)		$(24,994)	$(9,138)	$3,399
Net (loss) earnings	$(26,627)	$(28,993	)*	$(15,434)	$(5,556)	$2,593
Cash dividends declared	$6,041	$6,042		$6,042	$6,041	$22,824
Capital expenditures	$816	$891		$1,574	$2,092	$4,968
Depreciation	$2,683	$2,189		$2,704	$3,181	$3,148
Weighted average common shares outstanding	8,391,244	8,391,244		8,391,244	8,391,244	8,391,244
AT YEAR END
Working capital	$53,665	$84,643		$104,374	$132,594	$141,828
Current ratio	4.6:1	7.2:1		7.8:1	7.1:1	6.2:1
Property, plant and equipment, net	$24,802	$26,722		$30,598	$32,535	$35,806
Total assets	$99,099	$130,713		$168,119	$196,999	$214,940
Total liabilities	$22,060	$21,006		$23,377	$30,781	$37,125
Shareholders’ equity	$77,039	$109,707		$144,742	$166,218	$177,815
PER SHARE
Basic (loss) earnings	$(3.17)	$(3.46	)*	$(1.84)	$(.66)	$.31
Cash dividends declared	$.72	$.72		$.72	$.72	$2.72
Shareholders’ equity	$9.18	$13.07		$17.25	$19.81	$21.19

*	Includes a non-cash charge of approximately $16,867,000 associated with an increase in a valuation allowance for deferred tax assets, or ($2.01) per share

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. To better serve the needs of its dealers and communities, the Corporation has fourteen manufacturing facilities in ten states; including a recreational vehicle facility that commenced operations in the third quarter of fiscal 2011. This facility, located in Elkhart, Indiana, produces and sells the “Koala”; a product that combines aerodynamic design and lightweight material composition. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

As referenced in Item 1, manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Overview — (Continued)

and fifth wheels are marketed under the following trademarks: “Aljo”; “Bobcat”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Texan”; “Wagoneer”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cedar Cove”; “Cutlass”; “Cutlass Elite”; “Deerfield”; “Forest Brook”; “Shore Park Homes”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to May 2011, total shipments were approximately 18,000 units, an approximately 14 percent decrease from the same period a year ago.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2004 to 2010, total shipments decreased from approximately 43,000 to 13,000 units, a decline of 70 percent. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA), notes that slow growth in jobs and incomes, continued weakness in the housing market, and slowly improving credit to consumers could slow the pace of the recovery.

Fiscal 2011 Results

The Corporation experienced the following results during fiscal 2011:

•	Total net sales were $162,327,000, a 19 percent increase from the $136,230,000 reported in the same period a year ago

•	Housing net sales were $97,922,000, an 8 percent increase from the $90,551,000 realized in fiscal 2010

•	Recreational vehicle net sales were $64,405,000 in fiscal 2011, a 41 percent increase from $45,679,000 in fiscal 2010

•	Loss before income taxes for fiscal 2011 was $26,627,000 as compared to $19,351,000 for fiscal 2010

•	In fiscal 2010, the income tax provision was $9,642,000 as a result of establishing a full valuation allowance for deferred tax assets. Deferred tax assets consisted principally of net operating loss carryforwards. The Corporation continued to maintain in fiscal 2011 a full valuation allowance for deferred tax assets, and as a result had no benefit from income taxes from its current year loss. Should economic conditions improve, the

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2011 Results — (Continued)

Corporation may determine that a lesser valuation allowance is warranted; resulting in a reduction to income tax provision and the valuation allowance in the period of determination.

•	Net loss for the fiscal 2011 was $26,627,000 as compared to $28,993,000 for fiscal 2010. On a per share basis, net loss was $3.17 as compared to $3.46 for the comparable period a year ago.

•	At May 31, 2011, the Corporation ceased housing production at its Bristol, Indiana facility. This facility is being converted to produce recreational vehicles in order to address increased demand for these products, and to address capacity limitations at one of the recreational vehicles facilities in Elkhart, Indiana. The conversion of the Bristol facility is expected to be completed by October 31, 2011, and the cost of the conversion is not expected to exceed $250,000. Independent dealers and communities that purchased homes from the Bristol facility will now have their product and service needs met by the Corporation’s facilities in Sugarcreek, Ohio; Lancaster, Wisconsin; Leola, Pennsylvania and Fair Haven, Vermont.

•	On June 1, 2011, the Corporation’s Board of Directors declared a dividend of $.09 per share payable July 1, 2011 to shareholders of record at the close of business on June 14, 2011. On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The quarterly dividends were reduced from $.18 per share paid in prior years for purposes of cash conservation.

The Corporation’s housing segment experienced increased net sales in fiscal 2011, and management cannot determine with certainty if the increase is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced. In addition, the Corporation’s fourth quarter net sales for fiscal 2011 totaled $24,238,000; an approximately 1 percent decrease from fiscal 2010’s fourth quarter total of $24,496,000.

The recreational vehicle segment experienced increased net sales in fiscal 2011. Regarding the business environment for fiscal 2012, the RVIA forecasts calendar 2011 travel trailer and fifth wheel shipments of approximately 217,000 units; a 9 percent increase from calendar 2010’s total of approximately 199,000 units. The RVIA also forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 227,000 units; a 5 percent increase from calendar year 2011’s total. Despite this favorable trend, business conditions fiscal 2012 could be negatively impacted by adverse factors previously referenced by the RVIA.

With a significant position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2011 Compared to Fiscal 2010

Net Sales and Unit Shipments

					Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Net sales
Housing
Manufactured Housing
Domestic	$81,880	50%	$75,536	55%	$6,344
Canadian	830	1	362	—	468

	82,710	51	75,898	55	6,812
Modular Housing
Domestic	13,039	8	11,569	8	1,470
Canadian	2,173	1	3,084	3	(911)

	15,212	9	14,653	11	559

Total Housing	97,922	60	90,551	66	7,371

Recreational Vehicles
Domestic	47,868	30	33,738	25	14,130
Canadian	16,537	10	11,941	9	4,596

Total Recreational Vehicles	64,405	40	45,679	34	18,726

Total Net sales	$162,327	100%	$136,230	100%	$26,097

Unit shipments
Housing
Manufactured Housing
Domestic	1,893	27%	1,733	34%	160
Canadian	32	1	13	—	19

	1,925	28	1,746	34	179
Modular Housing
Domestic	224	3	204	4	20
Canadian	43	1	58	1	(15)

	267	4	262	5	5

Total Housing	2,192	32	2,008	39	184

Recreational Vehicles
Domestic	3,535	51	2,374	47	1,161
Canadian	1,171	17	726	14	445

Total Recreational Vehicles	4,706	68	3,100	61	1,606

Total Unit Shipments	6,898	100%	5,108	100%	1,790

Housing net sales revenue increased approximately 8 percent. The increase was the result of:

•	Domestic manufactured housing sales increasing approximately 8 percent

•	Canadian manufactured housing sales increasing approximately 129 percent

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2011 Compared to Fiscal 2010 — (Continued)

Net Sales and Unit Shipments — (Continued)

•	Domestic modular housing sales increasing approximately 13 percent

•	Canadian modular housing sales decreasing approximately 30 percent.

Housing unit shipments increased approximately 9 percent. The increase was the result of:

•	Domestic manufactured housing shipments increasing approximately 9 percent

•	Canadian manufactured housing shipments increasing 146 percent

•	Domestic modular shipments increasing approximately 10 percent

•	Canadian modular shipments decreasing approximately 26 percent.

Total manufactured housing unit shipments increased approximately 10 percent. Industry unit shipments for these products decreased approximately 8 percent during fiscal 2011 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.

The average net sales price per unit for domestic and Canadian manufactured housing products as compared to prior year decreased approximately 1 and 7 percent, respectively. In addition, the average net sales price per unit for Canadian modular housing products as compared to prior year decreased approximately 5 percent. The decreases are primarily due to a shift in consumer preference towards homes with lower price points; either through less square footage or fewer amenities.

The average net sales price per unit for domestic modular housing products increased 3 percent due to consumers preferring product with higher price points; either through more square footage or more amenities.

The Corporation’s recreational vehicles net sales revenue increased approximately 41 percent. The increase was the result of:

•	Domestic recreational vehicle net sales increasing approximately 42 percent

•	Canadian recreational vehicle net sales increasing approximately 38 percent

In addition, total recreational vehicle unit shipments increased approximately 52 percent. The increase the result of:

•	Domestic recreational vehicle shipments increasing approximately 49 percent

•	Canadian recreational vehicle shipments increasing 61 percent.

Sales revenue and unit shipments were positively impacted by the opening in the third quarter of a new recreational vehicle facility in Elkhart, Indiana. As previously referenced, the facility produces and markets the “Koala”.

Unit shipments for travel trailers and fifth wheels increased approximately 51 percent while industry shipments for these products during fiscal year 2011 as compared to fiscal 2010 increased 15 percent. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in fiscal 2011 as compared to prior year decreased approximately 7 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points; either through less square footage or fewer amenities.

In response to higher material costs, the Corporation increased its pricing on all the Corporation’s products. Due to competitive conditions, however, the Corporation was unable to fully increase pricing in the third quarter of fiscal 2011 to counteract all the higher material costs. Increased prices were realized by the end of the fourth quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2011 Compared to Fiscal 2010 — (Continued)

Cost of Sales

		Percent of		Percent of
	2011	Net Sales*	2010	Net Sales*	Increase
	(Dollars in thousands)

Housing	$97,544	100	$87,805	97	$9,739
Recreational vehicles	62,981	98	43,595	95	19,386

Consolidated	$160,525	99	$131,400	96	$29,125

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, as well as recreational vehicle cost of sales, increased due to increased material costs and higher unit shipments. In addition, prior year’s cost of sales included a $2,200,000 reduction in manufacturing costs related to reduced warranty costs in line with lower sales levels.

As a percentage of net sales, cost of sales was negatively impacted by a product mix shift in the current year toward product that has a higher material cost percentage relative to product sold in the prior year. The product mix shift primarily consisted of homes and recreational vehicles sold with lower price points, due to either smaller square footage or fewer amenities. Cost of sales, as a percentage of net sales, also increased as a result of higher material costs in the current year, and as a result of reduced warranty costs in prior year that occurred due to lower sales levels. Cost of sales, as a percentage of sales, for both segments were positively impacted by certain manufacturing costs being fixed amid rising sales.

Selling and Administrative Expenses

		Percent of		Percent of
	2011	Net Sales	2010	Net Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$28,490	18	$26,200	19	$2,290

Selling and administrative expense increased primarily due to an increase in net sales based compensation and dealer promotional programs. As a percentage of net sales, selling and administrative expenses decreased due to certain costs being fixed amid rising net sales.

Operating Loss

		Percent of		Percent of
	2011	Net Sales*	2010	Net Sales*
	(Dollars in thousands)

Housing	$(17,026)	(17)	$(13,470)	(15)
Recreational vehicles	(7,490)	(12)	(5,308)	(12)
General corporate expenses	(2,172)	(1)	(2,592)	(2)
Income from life insurance proceeds	—	—	412	—
Gain on sale of idle property, plant and equipment	—	—	1,544	1

Total Operating Loss	$(26,688)	(16)	$(19,414)	(14)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, income from life insurance proceeds and total operating loss are based on total net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2011 Compared to Fiscal 2010 — (Continued)

Operating Loss — (Continued)

The operating loss for housing, as well as recreational vehicles, increased primarily due to:

•	A product mix shift toward lower priced products. These products have lower margins relative to products sold in the prior year.

•	A reduction in warranty costs that occurred in prior year

•	Increased material costs

•	For the housing segment, increased discounts and selling expenses in order to meet competitive market conditions.

General corporate expenses decreased due to a $600,000 charge in the prior year for the Corporation’s liability for retirement and death benefits offered to certain employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

The Corporation owns life insurance contracts on certain employees and former employees. The Corporation realized in the first quarter of fiscal 2010 non-taxable income from life insurance proceeds in the amount of $412,000, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

In the third quarter of fiscal 2010, the Corporation sold an idle manufactured housing facility in Bossier City, Louisiana. The sale resulted in a pre-tax gain of $1,544,000

Interest Income

	2011	2010	Decrease
	(Dollars in thousands)

Interest income	$61	$63	$2

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2011, the average amount available for investment was approximately $56 million with a weighted average yield of .12 percent. During the same period of fiscal 2010, the average amount available for investment was approximately $76 million with a weighted average yield of .19 percent.

Provision for Income Taxes

	2011	2010	Decrease
	(Dollars in thousands)

Federal	$—	$7,080	$7,080
State	—	2,562	2,562

Total	$—	$9,642	$9,642

The provision for income taxes for fiscal 2010 reflects the approximately $16,867,000 increase in the deferred tax assets valuation allowance. The Corporation maintained a full valuation allowance throughout fiscal 2011, and as a result, reflects no income tax benefit for the period. Any benefit is directly offset by a change in the valuation allowance. Additional information regarding income taxes is located in Note 8 in Notes to Consolidated Financial Statements included in this document under Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009

Net Sales and Unit Shipments

					Increase
	2010	Percent	2009	Percent	(Decrease)
	(Dollars in thousands)

Net sales
Housing
Manufactured Housing
Domestic	$75,536	55%	$108,779	65%	$(33,243)
Canadian	362	—	—	—	362

	75,898	55	108,779	65	(32,881)
Modular Housing
Domestic	11,569	8	14,372	9	(2,803)
Canadian	3,084	3	779	—	2,305

	14,653	11	15,151	9	(498)

Total Housing	90,551	66	123,930	74	(33,379)

Recreational Vehicles
Domestic	33,738	25	33,293	20	445
Canadian	11,941	9	9,453	6	2,488

Total Recreational Vehicles	45,679	34	42,746	26	2,933

Total Net sales	$136,230	100%	$166,676	100%	$(30,446)

Unit shipments
Housing
Manufactured Housing
Domestic	1,733	34%	2,453	44%	(720)
Canadian	13	—	—	—	13

	1,746	34	2,453	44	(707)
Modular Housing
Domestic	204	4	243	5	(39)
Canadian	58	1	16	—	42

	262	5	259	5	3

Total Housing	2,008	39	2,712	49	(704)

Recreational Vehicles
Domestic	2,374	47	2,258	41	116
Canadian	726	14	574	10	152

Total Recreational Vehicles	3,100	61	2,832	51	268

Total Unit Shipments	5,108	100%	5,544	100%	(436)

Housing net sales revenue decreased approximately 27 percent. The decrease was the result of:

•	Manufactured housing net sales decreasing approximately 30 percent

•	Domestic modular housing net sales decreasing approximately 20 percent

•	Canadian modular housing net sales increasing approximately threefold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing unit shipments decreased approximately 26 percent. The decrease was the result of:

•	Manufactured housing shipments decreasing approximately 29 percent

•	Domestic modular shipments decreasing approximately 16 percent

•	Canadian modular shipments increasing approximately threefold.

Adverse conditions that affected the Corporation’s domestic manufactured housing net sales include:

•	A competitor owning finance subsidiaries, giving it an advantage regarding wholesale and retail financing

•	Dealers and retail customers having difficulty obtaining financing.

Despite an overall decrease in housing net sales, fourth quarter net sales increased 8 percent from the same period a year ago. In addition, in the third quarter of fiscal 2010 the Corporation signed a new repurchase agreement with a national provider of wholesale financing. The agreement allows the Corporation’s dealers to continue to have a source of wholesale financing.

The average net sales price per unit for domestic manufactured housing and domestic modular housing products as compared to prior year decreased approximately 2 and 4 percent, respectively. The decrease is primarily due to a shift in consumer preference towards homes with lower price points; either through less square footage or fewer amenities.

The average net sales price per unit for Canadian modular housing products increased approximately 9 percent due to consumers preferring product with higher price points; either through more square footage or more amenities.

The Corporation’s recreational vehicles net sales revenue increased approximately 7 percent. The increase was the result of:

•	Domestic recreational vehicle net sales increasing approximately 1 percent

•	Canadian recreational vehicle net sales increasing approximately 26 percent

In addition, total recreational vehicle unit shipments increased approximately 9 percent. The increase the result of:

•	Domestic recreational vehicle shipments increasing approximately 5 percent

•	Canadian recreational vehicle shipments increasing 26 percent.

Unit shipments for travel trailers and fifth wheels increased approximately 9 percent while industry shipments for these products during fiscal 2010 increased 46 percent. Current industry unit shipment data for park models is not available. The size and quantity of the Corporation’s dealer network as compared to competitors was a primary factor in unit sales increasing at a slower rate than the industry. In the second quarter of fiscal 2010, the Corporation signed new repurchase agreements with two national providers of wholesale financing. The repurchase agreements aided in net sales increasing in the third and fourth quarters.

The average net sales price per unit for recreational vehicle products as compared to prior year decreased approximately 2 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points; either through less square footage or fewer amenities.

The impact of inflation on the pricing of all the Corporation’s products was minimal during fiscal 2010 as compared to fiscal year 2009. In the first quarter of fiscal 2009, however, the Corporation was unable to increase its

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Net Sales and Unit Shipments — (Continued)

selling prices on its housing products to cover any increase in material costs. Increased selling prices were realized in the subsequent quarter.

Cost of Sales

		Percent		Percent
		of		of
	2010	Net Sales*	2009	Net Sales*	Decrease
	(Dollars in thousands)

Housing	$87,805	97	$121,813	98	$34,008
Recreational vehicles	43,595	95	43,809	102	214

Consolidated	$131,400	96	$165,622	99	$34,222

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales decreased primarily due to less sales volume. As a percentage of net sales, cost of sales decreased as a result of the Corporation’s efforts to reduce manufacturing costs. In addition, during fiscal 2009 the Corporation incurred approximately $200,000 in manufacturing costs associated with the consolidation of manufactured housing facilities in Pennsylvania and Florida.

Recreational vehicle cost of sales decreased, in dollars and as a percentage of net sales, due to a reduction in manufacturing costs. In addition, during fiscal 2009 the Corporation incurred approximately $100,000 in manufacturing costs associated with the consolidation of recreational vehicle facilities in California and Indiana.

Selling and Administrative Expenses

		Percent		Percent
		of		of
	2010	Net Sales	2009	Net Sales	Decrease
	(Dollars in thousands)

Selling and administrative expenses	$26,200	19	$30,735	18	$4,535

Selling and administrative expenses decreased due to a decrease in salaries as a result of a reduction in personnel, performance based compensation, and a continuing effort to control costs. In addition, in fiscal 2009 approximately $800,000 in severance costs was incurred for personnel at both the Corporation’s headquarters and manufacturing facilities.

Operating Loss

		Percent of		Percent of
	2010	Net Sales*	2009	Net Sales*
	(Dollars in thousands)

Housing	$(13,470)	(15)	$(18,304)	(15)
Recreational vehicles	(5,308)	(12)	(9,435)	(22)
General corporate expenses	(2,592)	(2)	(1,942)	(1)
Income from life insurance proceeds	412	—	380	—
Gain on sale of idle property, plant and equipment	1,544	1	3,396	2

Total Operating Loss	$(19,414)	(14)	$(25,905)	(16)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Operating Loss — (Continued)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, income from life insurance proceeds, gain on sale of idle property, plant and equipment and total operating loss are based on total net sales.

The operating loss for the housing segment as compared to prior year decreased primarily due to cost reduction efforts, increased fourth quarter net sales, the incurrence in prior year of approximately $200,000 in manufacturing costs associated with the consolidation of manufacturing facilities in Pennsylvania and Florida, and the incurrence in prior year of $400,000 in severance costs for office personnel at various manufacturing facilities.

The operating loss for the recreational vehicle segment improved as compared to prior year as a result in increased net sales, and cost reduction efforts, the incurrence in prior year of approximately $100,000 in manufacturing costs associated with the consolidation of manufacturing facilities in California and Indiana, and the incurrence in prior year of approximately $100,000 in severance costs for office personnel at various manufacturing facilities.

General corporate expenses increased due to a $600,000 charge for the Corporation’s liability for retirement and death benefits offered to certain employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

The Corporation owns life insurance contracts on certain employees and former employees. The Corporation realized non-taxable income from life insurance proceeds in the amount of $412,000 in fiscal 2010, and $380,000 in fiscal 2009, which is separately stated in the Consolidated Statement of Operations and Retained Earnings.

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

Interest income is directly related to the amount available for investment and the prevailing yields of U.S. Government Securities. In fiscal 2010, the average amount available for investment was approximately $76 million with a weighted average yield of .2 percent. In fiscal 2009, the average amount available for investment was approximately $96 million with a weighted average yield of 1.6 percent.

Provision for (Benefit from) Income Taxes

	2010	2009	Increase
	(Dollars in thousands)

Federal	$7,080	$(8,749)	$15,829
State	2,562	(811)	3,373

Total	$9,642	$(9,560)	$19,202

The provision for income taxes for fiscal 2010 reflects the approximately $16,867,000 increase in the deferred tax assets valuation allowance. For fiscal 2009, the benefit for federal and state income tax is the result of pretax losses that occurred in fiscal 2009. Additional information regarding incomes taxes is located in Note 8 in Notes to Consolidated Financial Statements included in this document under Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2010 Compared to Fiscal 2009 — (Continued)

Liquidity and Capital Resources

	May 31,		Increase
	2011	2010	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$44,721	$77,257	$(32,536)
Current assets, exclusive of cash and U.S. Treasury Bills	$23,660	$21,074	$2,586
Current liabilities	$14,716	$13,688	$1,028
Working capital	$53,665	$84,643	$(30,978)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $26,627,000 and dividends paid of $6,041,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $1,699,000 increase in accounts receivable, a $1,964,000 increase in inventories and a $1,077,000 decrease in other current assets. Accounts receivable increased due to increased sales in May 2011 as compared to May 2010, and due to the timing of payments from financial institutions. Inventories increased as a result of increased production, the new recreational vehicle facility, increased material costs and the need to more quickly respond to orders from dealer and communities. Other current assets decreased as a result of a $1,200,000 partial refund of a workers’ compensation liability deposit.

Current liabilities changed as a result of a $584,000 increase in accrued salaries and wages. Accrued salaries and wages increased due to increased employee headcount during fiscal 2011, and the timing of payments to employees at May 31, 2011 as compared to May 31, 2010.

Capital expenditures totaled $816,000 for fiscal 2011 as compared to $891,000 for fiscal 2010. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through May 31, 2011 is approximately $935,000. The amount of capital expended in fiscal 2011 was approximately $85,000, while the amount expended in fiscal 2010 was approximately $374,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund any capital expenditures and potential treasury stock purchases during fiscal 2012. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets.

On June 1, 2011, the Corporation’s Board of Directors declared a quarterly dividend of $.09 per share payable July 1, 2011 to shareholders of record at the close of business on June 14, 2011. On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The quarterly dividends were reduced from $.18 per share paid in prior years for purposes of cash conservation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Contractual Obligations and Commitments

The following table summarizes the Corporation’s contractual obligation for operating lease agreements as of May 31, 2011:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Operating Leases	$913	$308	$388	$197	$20

The following table summarizes the Corporation’s commitments for repurchase agreements as of May 31, 2011:

		Contingent Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Repurchase Agreements	$52,000	$48,000	$4,000	$—	$—

Additional information regarding the nature of the repurchase agreements and the operating leases is in Note 9 of the Notes to the Consolidated Financial Statements. During fiscal 2011 and 2010, the Corporation experienced a $1,000 and $23,000 loss, respectively on the sale of repurchased units.

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

In fiscal 2010, the Corporation recorded a full valuation allowance against its deferred tax assets, and maintained a full valuation allowance in fiscal 2011. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryfowards, state net operating loss carryfowards and temporary differences between financial and tax reporting. Additional information regarding the increase in the valuation allowance is referenced in Note 8 of the Notes to Consolidated Financial Statements.

Revenue Recognition

The Corporation’s accounting for revenue recognition is referenced in Note 1 of the Notes to Consolidated Financial Statements.

Product Warranties

As referenced in Note 6 of the Notes to Consolidated Financial Statements, homes are sold with a fifteen-month warranty and recreational vehicles are sold with a one-year warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Newly Issued Accounting Standards

The effect of newly issued accounting standards on the Corporation is addressed in Note 1 of the Notes to Consolidated Financial Statements.

Impact of Inflation

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has demonstrated an ability to adjust selling prices in reaction to changing costs due to inflation. During the first quarter of fiscal 2009, however, the Corporation was unable to increase its selling prices on its housing products to cover an increase in material costs during that period. Likewise, during the third quarter of fiscal 2011 the Corporation was unable to increase its selling prices on both housing and recreational vehicle products to cover a material cost increase during that period. In both quarters, increased selling prices were realized by the end of the subsequent quarter.

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Consumer confidence and economic uncertainty

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2011 and 2010, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended May 31, 2011. We also have audited the Corporation’s internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in this Form 10-K Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Fort Wayne, Indiana
July 25, 2011

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets
May 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)

ASSETS
Current Assets:
Cash	$9,727	$9,268
U.S. Treasury Bills, at cost plus accrued interest	34,994	67,989
Accounts receivable	11,477	9,778
Inventories	8,720	6,756
Other current assets	3,463	4,540

Total Current Assets	68,381	98,331

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,760	45,296
Machinery and equipment	23,300	22,972

	73,123	72,331
Less accumulated depreciation	52,998	50,912

	20,125	21,419
Idle property, net of accumulated depreciation	4,677	5,303

Net Property, Plant and Equipment	24,802	26,722

Other Assets	5,916	5,660

Total Assets	$99,099	$130,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,392	$3,136
Accrued salaries and wages	3,089	2,505
Accrued marketing programs	1,573	1,524
Accrued warranty and related expenses	3,366	3,339
Accrued workers’ compensation	822	1,083
Other accrued liabilities	2,474	2,101

Total Current Liabilities	14,716	13,688

Other Deferred Liabilities	7,344	7,318

Commitments and Contingencies — See Note 9
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	137,543	170,211
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	77,039	109,707

Total Liabilities and Shareholders’ Equity	$99,099	$130,713

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Years Ended May 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except share
	and per share amounts)

OPERATIONS
Net sales	$162,327	$136,230	$166,676
Cost of sales	160,525	131,400	165,622

Gross profit	1,802	4,830	1,054
Selling and administrative expenses	28,490	26,200	30,735
Income from life insurance proceeds	—	412	380
Gain on sale of idle property, plant and equipment	—	1,544	3,396

Operating loss	(26,688)	(19,414)	(25,905)
Interest income	61	63	911

Loss before income taxes	(26,627)	(19,351)	(24,994)

Provision for (benefit from) income taxes:
Federal	—	7,080	(8,749)
State	—	2,562	(811)

	—	9,642	(9,560)

Net loss	$(26,627)	$(28,993)	$(15,434)

Basic loss per share	$(3.17)	$(3.46)	$(1.84)

Cash dividends per share	$.72	$.72	$.72

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$170,211	$205,246	$226,722
Net loss	(26,627)	(28,993)	(15,434)
Cash dividends paid	(6,041)	(6,042)	(6,042)

Balance at end of year	$137,543	$170,211	$205,246

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Years Ended May 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,627)	$(28,993)	$(15,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,683	2,189	2,704
Gain on sale of idle property, plant and equipment	—	(1,544)	(3,396)
Deferred income taxes	—	9,523	(7,639)
Change in assets and liabilities:
Accrued interest receivable	(1)	53	81
Accounts receivable	(1,699)	(3,335)	11,801
Inventories	(1,964)	(254)	3,648
Other current assets	1,077	7,488	2,206
Accounts payable, trade	256	1,283	(2,114)
Accrued liabilities	772	(3,285)	(4,114)
Other, net	(72)	1,624	(1,359)

Net cash used in operating activities	(25,575)	(15,251)	(13,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S.
Treasury Bills	227,939	315,854	238,945
Purchase of U.S. Treasury Bills	(194,943)	(298,946)	(222,954)
Proceeds from sale of idle property, plant and equipment	—	4,082	4,115
Purchase of property, plant and equipment	(816)	(891)	(1,574)
Other, net	(105)	626	405

Net cash provided by investing activities	32,075	20,725	18,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,041)	(6,042)	(6,042)

Net cash used in financing activities	(6,041)	(6,042)	(6,042)

Net increase (decrease) in cash	459	(568)	(721)
Cash at beginning of year	9,268	9,836	10,557

Cash at end of year	$9,727	$9,268	$9,836

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, produces and markets manufactured housing, modular housing and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities throughout the United States and Canada. Manufactured housing represents homes built according to a national code; modular housing represents homes built to a local code. These dealers and communities often utilize floor plan financing arrangements with lending institutions.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries (the “Corporation”). All intercompany transactions have been eliminated.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Key estimates would include accruals for warranty, workers’ compensation and health insurance.

Revenue recognition — Substantially all of the Corporation’s products are made to order. Revenue is recognized upon completion of the following: an order for a unit is received from a dealer or community (customer); written or verbal approval for payment is received from a customer’s financial institution or payment is received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is removed from the Corporation’s premises for delivery to a customer. Freight billed to customers is considered sales revenue, and the related freight costs are cost of sales. Volume based rebates paid to dealers are classified as a reduction of sales revenue. Sales of parts are classified as revenue.

Investments — The Corporation invests in United States Government securities, which are typically held until maturity and are therefore classified as held-to-maturity and carried at amortized cost.

Accounts Receivable — Trade receivables are based on the amounts billed to dealers and communities. The Corporation does not accrue interest on any of its trade receivables, nor does it have an allowance for credit losses due to favorable collections experience. If a loss occurs, the Corporation’s policy is to recognize it in the period when collectability cannot be reasonably assured.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

Property, Plant and Equipments — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. Idle property, net of accumulated depreciation represents the net book value of idle manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Halstead, Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.

Warranty — The Corporation provides the retail purchaser of its homes with a full fifteen-month warranty against defects in design, materials and workmanship. Recreational vehicles are covered by a one-year warranty. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system. Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

Income Taxes — The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets in fiscal 2010 and continued to maintain a full valuation allowance in fiscal 2011.

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U.S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were increased by income taxes received of $73,000, $9,263,000 and $4,219,000 in fiscal 2011, 2010 and 2009, respectively.

Recently issued accounting pronouncements — In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide new financial statement disclosures regarding financing receivables, including credit risk exposures and allowance for credit losses. The Corporation adopted this accounting standard with no material effect on its financial condition or results of operation.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	Investments

The following is a summary of investments (dollars in thousands):

	Gross	Gross
	Amortized	Unrealized	Fair
	Costs	Gains	Value

May 31, 2011
U. S. Treasury Bills	$34,994	$11	$35,005

May 31, 2010
U. S. Treasury Bills	$67,989	$3	$67,992

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2011, the U.S. Treasury Bills mature within five months. At May 31, 2010, the U.S. Treasury Bills matured within four months.

NOTE 3	Inventories

Total inventories consist of the following:

	May 31,
	2011	2010
	(Dollars in thousands)

Raw Materials	$5,016	$3,774
Work in process	3,300	2,941
Finished goods	404	41

	$8,720	$6,756

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 4	Property, Plant and Equipment

During fiscal 2010, the Corporation sold an idle manufacturing housing facility located in Bossier City, Louisiana. The pretax gain on the sale of this facility was $1,544,000. During fiscal 2009, the Corporation sold an idle recreational vehicle facility in McMinnville, Oregon. The pretax gain on the sale of this facility was $3,396,000.

NOTE 5	Other Assets

Other assets consist of the following:

	May 31,
	2011	2010
	(Dollars in thousands)

Cash surrender value of life insurance policies	$5,852	$5,607
Other assets	64	53

	$5,916	$5,660

NOTE 6	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at the beginning of the period	$4,839	$7,019	$9,037
Accruals for warranties	5,040	3,062	5,598
Settlements made during the period	(4,913)	(5,242)	(7,616)

Balance at the end of the period	4,966	4,839	7,019
Non-current balance included in other deferred liabilities	1,600	1,500	2,400

Accrued warranty and related expenses	$3,366	$3,339	$4,619

NOTE 7	Other Deferred Liabilities

Other deferred liabilities consist of the following:

	May 31,
	2011	2010
	(Dollars in thousands)

Deferred compensation expense	$5,744	$5,818
Accrued warranty and related expenses	1,600	1,500

	$7,344	$7,318

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 8	Income Taxes

The federal and state income tax provision (benefit) is summarized as follows:

	Year Ended May 31,
	2011	2010	2009
	(Dollars in thousands)

Current
Federal	$—	$(10)	$(1,996)
State	—	129	75

	—	119	(1,921)

Deferred
Federal	—	7,090	(6,753)
State	—	2,433	(886)

	—	9,523	(7,639)

	$—	$9,642	$(9,560)

The difference between the Corporation’s statutory federal income tax rate (34 percent in fiscal 2011 and 2010, and 35 percent in fiscal 2009) and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year Ended May 31,
	2011	2010	2009
	(Dollars in thousands)

Income taxes at statutory federal rate	$(9,062)	$(6,579)	$(8,748)
State income taxes	(731)	648	640
State net operating loss carryforward	(1,699)	(1,373)	(1,564)
New Energy Efficient Home Credit	(297)	(120)	(324)
Alternative Fuel Credit	(19)	(10)	(32)
Other fuel credits	(26)	—	—
Increase in deferred tax assets valuation allowance	12,019	16,867	397
Other, net	(185)	209	71

Income tax provision (benefit)	$—	$9,642	$(9,560)

Effective tax rate	0%	49.8%	(38.3)%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 8	Income Taxes — (Continued)

Components of the net deferred tax assets include:

	May 31,
	2011	2010
	(Dollars in thousands)

Current deferred tax assets
Accrued marketing programs	$196	$197
Accrued warranty expense	1,352	1,338
Accrued workers’ compensation	1,031	1,230
Accrued vacation	383	370
Other	322	179

Gross current deferred tax assets	3,284	3,314

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,167	2,192
Accrued warranty expense	643	601
Federal net operating loss carryforward	16,481	7,820
Federal tax credit carryforward	894	571
State net operating loss carryforward	5,728	3,123
Depreciation	569	357
Other	251	20

Gross noncurrent deferred tax assets	26,733	14,684

Total gross deferred tax assets	30,017	17,998
Valuation allowance	(30,017)	(17,998)

Net deferred tax assets	$—	$—

The Corporation’s gross deferred tax assets of approximately $30 million consist of approximately $17 million in federal net operating loss and tax credit carryforwards, $6 million in state net operating loss carryforwards and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2007. State income tax expense reflects minimum amounts required by certain taxing jurisdictions in which the Corporation operates.

Interest and penalties related to income tax matters are recognized in income tax expense. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2011, 2010 and 2009. Accruals for interest and penalties at May 31, 2011 and 2010 were insignificant.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2011, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing, modular housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

To be competitive in the marketplace regarding the availability of wholesale financing, during fiscal 2010 the Corporation signed new manufactured housing and recreational vehicle repurchase agreements with two national providers of wholesale financing.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $52 million at May 31, 2011 and $49 million at May 31, 2010.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2011 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2011	2010	2009
	(Dollars in thousands)

Number of units repurchased	1	13	88
Obligations from units repurchased	$14	$282	$1,784
Net losses on repurchased units	$1	$23	$235

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

The Corporation leases office and manufacturing equipment under non-cancelable operating lease agreements. Leases have various renewal terms, and generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense totaled approximately $381,000, $600,000 and $800,000 for fiscal years 2011, 2010 and 2009, respectively.

Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in
thousands)

2012	$308
2013	222
2014	166
2015	130
2016	67
Thereafter	20

$913

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies — (Continued)

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

NOTE 10	Purchase of Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2011, 2010 and 2009, the Corporation did not acquire any shares of its common stock. At May 31, 2011, the Corporation had authorization to repurchase an additional 391,300 of its common stock.

NOTE 11	Profit Sharing and 401(K) Plans

The Corporation has two defined contribution profit sharing plans (“Plans”), which together cover substantially all of its employees. The Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested primarily in mutual funds which have as underlying assets United States Government Securities. No contributions were made for the fiscal years ended May 31, 2011, 2010 and 2009.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

NOTE 12	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	to an employee’s beneficiary in the event of death to be paid over 10 years beginning at the date of death

•	to an employee in the event of retirement to be paid over 10 years beginning at the date of retirement.

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 5.5 percent in fiscal 2011 and 2010, and 7.0 percent in fiscal 2009. The current and non-current amounts accrued for such arrangements totaled $6,049,000, $6,123,000 and $5,592,000 at May 31, 2011, 2010 and 2009, respectively. The amount charged (credited) to operations under these arrangements was $101,000, $686,000 and ($304,000) for fiscal 2011, 2010 and 2009, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and towable recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of housing and recreational vehicle net sales is:

	Year Ended May 31,
	2011	2010	2009

Housing
Manufactured Housing
Domestic	50%	55%	65%
Canadian	1	—	—

	51	55	65
Modular Housing
Domestic	8	8	9
Canadian	1	3	—

	9	11	9

Total Housing	60	66	74

Recreational Vehicles
Domestic	30	25	20
Canadian	10	9	6

Total Recreational Vehicles	40	34	26

	100%	100%	100%

Total operating loss represents operating losses before interest income and provision for (benefit from) income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of net sales. General corporate expenses are not allocated to the industry segments.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of net sales.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Industry Segment Information — (Continued)

	Year Ended May 31
	2011	2010	2009
	(Dollars in thousands)

NET SALES
Housing
Manufactured Housing
Domestic	$81,880	$75,536	$108,779
Canadian	830	362	—

	82,710	75,898	108,779
Modular Housing
Domestic	13,039	11,569	14,372
Canadian	2,173	3,084	779

	15,212	14,653	15,151

Total Housing	97,922	90,551	123,930

Recreational Vehicles
Domestic	47,868	33,738	33,293
Canadian	16,537	11,941	9,453

Total Recreational Vehicles	64,405	45,679	42,746

Total Net sales	$162,327	$136,230	$166,676

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(17,026)	$(13,470)	$(18,304)
Recreational vehicles	(7,490)	(5,308)	(9,435)
General corporate expense	(2,172)	(2,592)	(1,942)
Income from life insurance proceeds	—	412	380
Gain on sale of idle property, plant and equipment	—	1,544	3,396

Total operating loss	(26,688)	(19,414)	(25,905)
Interest income	61	63	911

Loss before income taxes	$(26,627)	$(19,351)	$(24,994)

IDENTIFIABLE ASSETS
Operating assets
Housing	$42,111	$45,089	$65,359
Recreational vehicles	21,994	17,635	17,810

Total operating assets	64,105	62,724	83,169
U.S. Treasury bills	34,994	67,989	84,950

Total assets	$99,099	$130,713	$168,119

DEPRECIATION
Housing	$2,171	$1,830	$2,206
Recreational vehicles	512	359	498

Total depreciation	$2,683	$2,189	$2,704

CAPITAL EXPENDITURES
Housing	$522	$639	$1,322
Recreational vehicles	294	252	252

Total capital expenditures	$816	$891	$1,574

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 14	Subsequent Events

On June 1, 2011, the Corporation’s Board of Directors declared a quarterly dividend of $.09 per share payable July 1, 2011 to shareholders of record at the close of business on June 14, 2011. On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The quarterly dividends were reduced from $.18 per share paid in prior years for purposes of cash conservation.

NOTE 15	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)

Net sales	$45,827	$36,621	$31,776	$48,103	$162,327
Gross profit (loss)	1,747	(623)	(1,718)	2,396	1,802
Net loss	(6,065)	(7,756)	(8,742)	(4,064)	(26,627)
Basic loss per share	(.72)	(.93)	(1.04)	(.48)	(3.17)

2010	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Year
	(Dollars in thousands, except per share amounts)

Net sales	$35,874	$34,246	$25,415	$40,695		$136,230
Gross profit (loss)	277	1,066	(821)	4,308		4,830
Net loss	(3,907)	(3,808)	(3,697)	(17,581	)*	(28,993)
Basic loss per share	(.47)	(.45)	(.44)	(2.10	)*	(3.46)

*	Includes a non-cash charge of approximately $16,867,000 associated with an increase in a valuation allowance for deferred tax assets, or ($2.01) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2011, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2011.

Management’s Assessment on Internal Controls Over Financial Reporting

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

Item 9A.	Controls and Procedures — (Continued)

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2011.

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s fiscal 2011 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Corporation’s internal control over financial reporting as of May 31, 2011, and their report thereon is included in Item 8.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011. In addition, on September 27, 2010 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 27, 2010. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position

Thomas G. Deranek	75	Chairman and Chief Executive Officer
Charles W. Chambliss	61	Vice President-Product Development and Engineering
Terrence M. Decio	59	Vice President-Marketing and Sales
Martin R. Fransted	59	Corporate Controller and Secretary
Bruce G. Page	61	Vice President-Operations
Jon S. Pilarski	48	Vice President-Finance, Treasurer, Chief Financial Officer

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

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Directors Qualifications and Biographical Information”; “Committees”; “Code of Business Conduct and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 26, 2011 is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding executive compensation is available in the following sections of the Corporation’s Proxy Statement: “Compensation, Discussion and Analysis”; “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; and “Report of the Compensation Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding certain beneficial owners is available in the “Security Ownership of Management” and “Certain Other Beneficial Owners” section of the Corporation’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding related party transactions and director independence is available in the following sections of the Corporation’s Proxy Statement: “Transactions with Management” and “Director Independence and Executive Sessions.”

Item 14.	Principal Accounting Fees and Services.

Information regarding accounting fees and services is located in the “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” sections of the Corporation’s Proxy Statement.

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

DATE: July 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Jon S. Pilarski Jon S. Pilarski	Vice President-Finance, Treasurer, Chief Financial Officer	July 25, 2011

BY /s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 25, 2011

BY: /s/ Arthur J. Decio Arthur J. Decio	Director	July 25, 2011

BY: /s/ John C. Firth John C. Firth	Director	July 25, 2011

BY: /s/ Jerry Hammes Jerry Hammes	Director	July 25, 2011

BY: /s/ William H. Lawson William H. Lawson	Director	July 25, 2011

BY: David T. Link	Director	July 25, 2011

BY: /s/ Andrew J. McKenna Andrew J. McKenna	Director	July 25, 2011