Form 10-Q
period 2011-08-31
SKYLINE CORP
filed 2011-10-07
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
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
(574) 294-6521
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 7, 2011

Common Stock	8,391,244

FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	August 31, 2011	May 31, 2011
	(Unaudited)

ASSETS
Current Assets:
Cash	$7,417	$9,727
U.S. Treasury Bills, at cost plus accrued interest	30,995	34,994
Accounts receivable	10,593	11,477
Inventories	10,274	8,720
Other current assets	3,280	3,463

Total Current Assets	62,559	68,381

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,824	45,760
Machinery and equipment	23,641	23,300

	73,528	73,123
Less accumulated depreciation	53,565	52,998

	19,963	20,125
Idle property, net of accumulated depreciation	4,577	4,677

Net Property, Plant and Equipment	24,540	24,802

Other Assets	5,969	5,916

Total Assets	$93,068	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets — (continued)
(Dollars in thousands, except share and per share amounts)

	August 31, 2011	May 31, 2011
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$3,318	$3,392
Accrued salaries and wages	3,636	3,089
Accrued marketing programs	2,555	1,573
Accrued warranty and related expenses	3,391	3,366
Accrued workers’ compensation	1,389	822
Other accrued liabilities	1,993	2,474

Total Current Liabilities	16,282	14,716

Other Deferred Liabilities	7,347	7,344

Commitments and Contingencies — See Note 6

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	129,943	137,543
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	69,439	77,039

Total Liabilities and Shareholders’ Equity	$93,068	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month Periods Ended August 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	2011	2010
	(Unaudited)

OPERATIONS
Net sales	$50,284	$45,827
Cost of sales	49,240	44,080

Gross profit	1,044	1,747
Selling and administrative expenses	7,896	7,830

Operating loss	(6,852)	(6,083)
Interest income	7	18

Loss before income taxes	(6,845)	(6,065)
Benefit from income taxes	—	—

Net loss	$(6,845)	$(6,065)

Basic loss per share	$(.82)	$(.72)

Cash dividends per share	$.09	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$137,543	$170,211
Net loss	(6,845)	(6,065)
Cash dividends paid	(755)	(1,510)

Balance at end of period	$129,943	$162,636

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Three-Month Periods Ended August 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,845)	$(6,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	615	685
Changes in assets and liabilities:
Accrued interest receivable	7	(1)
Accounts receivable	884	802
Inventories	(1,554)	(77)
Other current assets	183	68
Accounts payable, trade	(74)	95
Accrued liabilities	1,640	993
Other, net	(2)	8

Net cash used in operating activities	(5,146)	(3,492)

CASH FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	26,986	66,983
Purchase of U.S. Treasury Bills	(22,994)	(62,981)
Purchase of property, plant and equipment	(353)	(131)
Other, net	(48)	(52)

Net cash provided by investing activities	3,591	3,819

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(755)	(1,510)

Net cash used in financing activities	(755)	(1,510)

Net decrease in cash	(2,310)	(1,183)
Cash at beginning of period	9,727	9,268

Cash at end of period	$7,417	$8,085

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2011, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2011 and 2010. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2011 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.
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
Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)
Property, Plant and Equipment — Continued
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
Income Taxes — The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets in fiscal 2010 and continued to maintain a full valuation allowance through the first quarter of fiscal 2012.
NOTE 2 Investments
The following is a summary of investments (dollars in thousands):

		Gross
	Gross	Unrealized
	Amortized	(Losses)	Fair
	Costs	Gains	Value
August 31, 2011
U. S. Treasury Bills	$30,995	$5	$31,000

May 31, 2011
U. S. Treasury Bills	$34,994	$11	$35,005

The fair value is determined by a secondary market for U.S. Government Securities. At August 31, 2011 and May 31, 2011, the U.S. Treasury Bills mature within eight and five months, respectively.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 Inventories
Total inventories consist of the following:

	August 31, 2011	May 31, 2011
	(Dollars in thousands)

Raw materials	$5,361	$5,016

Work in process	2,844	3,300

Finished goods	2,069	404

	$10,274	$8,720

NOTE 4 Warranty
A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the period	$4,966	$4,839
Accruals for warranties	1,355	1,311
Settlements made during the period	(1,330)	(1,300)

Balance at the end of the period	4,991	4,850

Non-current balance included in other deferred liabilities	1,600	1,500

Accrued warranty and related expenses	$3,391	$3,350

NOTE 5 Income Taxes
The Corporation’s gross deferred tax assets of approximately $33 million consist of approximately $20 million in federal net operating loss and tax credit carryforwards, $6 million in state net operating loss carryforwards, and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 Commitments and Contingencies
The Corporation was contingently liable at August 31, 2011 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $58 million at August 31, 2011 and approximately $52 million at May 31, 2011.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2011 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

Three-Months Ended
August 31,
	2011	2010

Number of units repurchased	—	—
Obligations from units repurchased	$—	$—
Net losses on repurchased units	$—	$—
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

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Industry Segment Information
The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle net sales is:

	Three-Months Ended
	August 31,
	2011	2010
Housing
Manufactured Housing
Domestic	47%	56%
Canadian	—	1

	47	57
Modular Housing
Domestic	8	9
Canadian	3	1

	11	10

Total Housing	58	67

Recreational Vehicles
Domestic	32	25
Canadian	10	8

Total Recreational Vehicles	42	33

	100%	100%

Item 1. Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Industry Segment Information — (Continued)

	Three-Months Ended
	August 31,
	2011	2010
	(Dollars in thousands)

NET SALES
Housing
Domestic	$23,676	$25,673
Canadian	—	486

	23,676	26,159
Modular Housing
Domestic	4,213	3,877
Canadian	1,254	593

	5,467	4,470

Total Housing	29,143	30,629

Recreational Vehicles
Domestic	16,162	11,301
Canadian	4,979	3,897

Total Recreational Vehicles	21,141	15,198

Total Net sales	$50,284	$45,827

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(4,406)	$(3,828)
Recreational vehicles	(1,875)	(1,633)
General corporate expense	(571)	(622)

Total operating loss	(6,852)	(6,083)
Interest income	7	18

Loss before income taxes	$(6,845)	$(6,065)

Total operating loss represents operating losses before interest income and provision for income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.
NOTE 8 Subsequent Event
Subsequent to August 31, 2011, the Corporation sold an idle housing facility located in Ocala, Florida. The gain on the sale of this facility is expected to be approximately $1,000,000.

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
Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions
Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to August 2011, total shipments were approximately 32,000 units, an approximately 10 percent decrease from the same period a year ago.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation — (Continued).
Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)
The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2004 to 2010, total shipments decreased from approximately 43,000 to 13,000 units, a decline of 70 percent. Information related to the Canadian modular housing industry is not available.
Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA), notes that uncertainty about job and income prospects, stagnating wages, depressed home values and the likelihood of rising taxes will adversely affects recreational vehicle sales.
First Quarter Fiscal 2012 Results
The Corporation experienced the following results during the first quarter of fiscal 2012:
•	Total net sales were $50,284,000, an approximate 10 percent increase from the $45,827,000 reported in the same period a year ago.

•	Housing net sales were $29,143,000, an approximate 5 percent decrease from the $30,629,000 realized in the first quarter of fiscal 2011.

•	Recreational vehicle net sales were $21,141,000 in the first quarter of fiscal 2012, an approximate 39 percent increase from $15,198,000 in the first quarter of fiscal 2011.

•	Net loss for the first quarter of fiscal 2012 was $6,845,000 as compared to $6,065,000 for the first quarter of fiscal 2011. On a per share basis, net loss was $.82 as compared to $.72 for the same period a year ago.

•	The Corporation continues to maintain a full valuation allowance for deferred tax assets, and as a result recognized no benefit from income taxes from its current period loss.

•	At May 31, 2011, the Corporation ceased housing production at its Bristol, Indiana facility. This facility is being converted to produce recreational vehicles in order to address increased demand for these products, and to address capacity limitations at one of the recreational vehicles facilities in Elkhart, Indiana. The conversion of the Bristol facility is expected to be completed by October 31, 2011, and the cost of the conversion is not expected to exceed $325,000. Independent dealers and communities that purchased homes from the Bristol facility now have their product and service needs met by the Corporation’s facilities in Sugarcreek, Ohio; Lancaster, Wisconsin; and Leola, Pennsylvania.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation — (Continued).
First Quarter Fiscal 2012 Results — (Continued)
•	On June 1, 2011, the Corporation’s Board of Directors declared a dividend of $.09 per share payable July 1, 2011 to shareholders of record at the close of business on June 14, 2011. On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The quarterly dividends were reduced from $.18 per share paid in prior years to preserve cash.

•	The Corporation announced the closing of its housing facility in Fair Haven, Vermont due to weak demand in the New England market. Production is expected to cease in October. Independent dealers and communities that purchased homes from the Fair Haven facility will have their product and service needs met by the Corporation’s facility in Leola, Pennsylvania.

•	Subsequent to August 31, 2011, the Corporation sold an idle housing facility located in Ocala, Florida.
The Corporation’s housing segment experienced decreased net sales in first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, and management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.
The recreational vehicle segment experienced increased net sales in first quarter fiscal 2012 as compared to the first quarter of fiscal 2011. Regarding the business environment for the remaining quarters of fiscal 2012, the RVIA forecasts calendar 2011 travel trailer and fifth wheel shipments of approximately 209,000 units; a 5 percent increase from calendar 2010’s total of approximately 199,000 units. The RVIA also forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 207,000 units; a 1 percent decrease from calendar year 2011’s total. Given this trend, business conditions in fiscal 2012 could be negatively impacted by adverse factors previously referenced by the RVIA.
With a significant position in cash and U.S. Treasury Bills, no bank debt, and experienced employees, the Corporation is prepared to meet the challenges ahead by continuing to evaluate its cost structure and seeking opportunities for revenue growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2011 Compared to Three-Month Period Ended August 31, 2010 (Unaudited)
Net Sales and Unit Shipments

	August 31,		August 31,		Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Net Sales
Housing
Manufactured Housing
Domestic	$23,676	47	$25,673	56	$(1,997)
Canadian	—	—	486	1	(486)

	23,676	47	26,159	57	(2,483)

Modular Housing
Domestic	4,213	8	3,877	9	336
Canadian	1,254	3	593	1	661

	5,467	11	4,470	10	997

Total Housing	29,143	58	30,629	67	(1,486)

Recreational Vehicles
Domestic	16,162	32	11,301	25	4,861
Canadian	4,979	10	3,897	8	1,082

Total Recreational Vehicles	21,141	42	15,198	33	5,943

Total Net Sales	$50,284	100	$45,827	100	$4,457

Unit Shipments
Housing
Manufactured Housing
Domestic	519	25	596	34	(77)
Canadian	—	—	19	1	(19)

	519	25	615	35	(96)

Modular Housing
Domestic	72	3	70	4	2
Canadian	22	1	11	1	11

	94	4	81	5	13

Total Housing	613	29	696	40	(83)

Recreational Vehicles
Domestic	1,173	56	798	46	375
Canadian	312	15	244	14	68

Total Recreational Vehicles	1,485	71	1,042	60	443

Total Unit Shipments	2,098	100	1,738	100	360

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2011 Compared to Three-Month Period Ended August 31, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
Housing net sales decreased approximately 5 percent. The decrease was the result of:
•	Domestic manufactured housing net sales decreasing approximately 8 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales increasing approximately 9 percent

•	Canadian modular housing net sales increasing approximately 111 percent.
Housing unit shipments decreased approximately 12 percent. The decrease was the result of:
•	Domestic manufactured housing shipments decreasing approximately 13 percent

•	Canadian manufactured housing shipments decreasing 100 percent

•	Domestic modular shipments increasing approximately 3 percent

•	Canadian modular shipments increasing 100 percent.
Total domestic manufactured housing unit shipments decreased approximately 13 percent. Industry unit shipments for these products decreased approximately 5 percent during the first quarter of fiscal 2012 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
Compared to prior year’s first quarter, the average net sales price for domestic housing products and Canadian modular housing products increased approximately 6 percent due to price adjustments.
Recreational vehicle net sales increased approximately 39 percent. The increase was the result of:
•	Domestic recreational vehicle net sales increasing approximately 43 percent

•	Canadian recreational vehicle net sales increasing approximately 28 percent
Recreational vehicle unit shipments increased approximately 43 percent. The increase was the result of:
•	Domestic recreational vehicle shipments increasing approximately 47 percent

•	Canadian recreational vehicle shipments increasing approximately 28 percent.
Unit shipments for travel trailers and fifth wheels increased approximately 44 percent while industry shipments for these products during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal 2011 decreased approximately 2 percent. Current industry unit shipment data for park models is not available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2011 Compared to Three-Month Period Ended August 31, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
The average net sales price per unit for recreational vehicle products in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011 decreased approximately 2 percent. The decrease is primarily due to a shift in consumer preference toward recreational vehicles with lower price points; either through less square footage or fewer amenities.
Cost of Sales

	August 31,	Percent	August 31,	Percent	Increase
	2011	of Sales *	2010	of Sales*	(Decrease)
	(Dollars in thousands)

Housing	$29,108	100	$29,492	96	$(384)

Recreational vehicles	20,132	95	14,588	96	5,544

Consolidated	$49,240	98	$44,080	96	$5,160

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.
Housing cost of sales decreased due to lower unit shipments. As a percentage of sales, cost of sales increased due to a continued product mix shift toward homes with lower square footage or fewer amenities. In addition, cost of sales as a percentage of sales increased as a result of certain manufacturing expenses being fixed amid declining sales.
Recreational vehicle cost of sales increased due to higher unit shipments. As a percentage of sales, cost of sales decreased due to certain manufacturing cost being fixed amid rising sales.
Selling and Administrative Expenses

	August 31,	Percent	August 31,	Percent
	2011	of Sales	2010	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$7,896	16	$7,830	17	$66
As a percentage of net sales, selling and administrative expenses decreased due to certain costs being fixed amid rising net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended August 31, 2011 Compared to Three-Month Period Ended August 31, 2010 (Unaudited) — (Continued)
Operating Loss

	August 31,	Percent	August 31,	Percent
	2011	of Sales*	2010	of Sales*
	(Dollars in Thousands)

Housing	$(4,406)	(15)	$(3,828)	(12)
Recreational vehicles	(1,875)	(9)	(1,633)	(11)
General corporate expenses	(571)	(1)	(622)	(1)

Total Operating loss	$(6,852)	(14)	$(6,083)	(13)

*	The percentages for manufactured housing and recreational vehicles are based on segment sales. The percentage for general corporate expenses and total operating loss earnings are based on total sales.
The operating loss for housing increased due to lower unit shipments, and a continued shift towards products sold with lower margins relative to products sold in the same period of prior year.
The operating loss for recreational vehicles includes an additional $300,000 of non-traceable operating expenses allocated to industry segments based on a percentage of sales. In the first quarter of fiscal 2012, recreational vehicle net sales were approximately 42 percent of total net sales as compared to 33 percent in the same period of prior year.
General corporate expenses decreased primarily due to reduced maintenance costs as compared to prior year.
Subsequent Event
Subsequent to August 31, 2011, the Corporation sold an idle housing facility located in Ocala, Florida. The gain on the sale of this facility is expected to be approximately $1,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2011	2011	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$38,412	$44,721	$(6,309)
Current assets, exclusive of cash and US Treasury Bills	$24,147	$23,660	$487
Current liabilities	$16,282	$14,716	$1,566
Working capital	$46,277	$53,665	$(7,388)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $6,845,000 and dividends paid of $755,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $1,554,000 increase in inventories, and a $884,000 decrease in accounts receivable. Inventories increased primarily as a result of a greater number of homes and recreational vehicles being used as displays at trade shows and the Corporation’s facilities. Accounts receivable decreased due to the timing of payments from financial institutions.
Current liabilities changed as a result of a $547,000 increase in accrued salaries and wages. Accrued salaries and wages increased due to the timing of payments to employees at August 31, 2011 as compared to May 31, 2011. In addition, accrued marketing programs increased $982,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.
Capital expenditures totaled $353,000 for the first quarter of fiscal 2012 as compared to $131,000 for fiscal 2011. Included in current year’s capital expenditures is approximately $150,000 related to the conversion of the Bristol, Indiana facility. Other capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through August 31, 2011 is approximately $945,000. The amount of capital expended in the first quarter of fiscal 2012 was approximately $11,000, while the amount expended in the first fiscal quarter of 2011 was approximately $7,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.
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
Liquidity and Capital Resources — (Continued)
On July 25, 2011, the Board also declared a quarterly dividend of $.09 per share payable October 3, 2011 to shareholders of record at the close of business on September 16, 2011. The dividend was reduced from $.18 per share paid in prior years to preserve cash.
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
Forward Looking Information
Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:
•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of hurricanes and other natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

•	Increased global tensions, market disruption resulting from a terrorist or other attack and any armed conflict involving the United States.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The Corporation invests in United States Government Securities. These securities are held until maturity and are therefore classified as held-to-maturity and carried at amortized cost. Changes in interest rates do not have a significant effect on the fair value of these investments.

Item 4.	Controls and Procedures.
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of August 31, 2011, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2011.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2011 filed by the registrant with the Commission.

Item 1A.	Risk Factors.
There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2011.

PART II — OTHER INFORMATION — (Continued)

Item 6.	Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION
DATE: October 7, 2011	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 7, 2011	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.