Form 10-Q
period 2011-11-30
SKYLINE CORP
filed 2012-01-06
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 6, 2012
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets
(Dollars in thousands)

	November 30, 2011	May 31, 2011
	(Unaudited)

ASSETS

Current Assets:
Cash	$8,056	$9,727
U.S. Treasury Bills, at cost plus accrued interest	30,995	34,994
Accounts receivable	7,944	11,477
Inventories	10,034	8,720
Other current assets	3,103	3,463

Total Current Assets	60,132	68,381

Property, Plant and Equipment, at Cost:
Land	4,063	4,063
Buildings and improvements	45,845	45,760
Machinery and equipment	23,460	23,300

	73,368	73,123
Less accumulated depreciation	53,815	52,998

	19,553	20,125
Idle property, net of accumulated depreciation	2,970	4,677

Net Property, Plant and Equipment	22,523	24,802

Other Assets	5,993	5,916

Total Assets	$88,648	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Balance Sheets — (Continued)
(Dollars in thousands, except share and per share amounts)

	November 30, 2011	May 31, 2011
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$2,664	$3,392
Accrued salaries and wages	3,021	3,089
Accrued marketing programs	3,222	1,573
Accrued warranty and related expenses	3,609	3,366
Accrued workers’ compensation	1,509	822
Other accrued liabilities	1,926	2,474

Total Current Liabilities	15,951	14,716

Other Deferred Liabilities	7,436	7,344

Commitments and Contingencies — See Note 6

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	125,765	137,543
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	65,261	77,039

Total Liabilities and Shareholders’ Equity	$88,648	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Operations and Retained Earnings
For the Three-Month and Six-Month Periods Ended November 30, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

OPERATIONS
Net sales	$45,296	$36,621	$95,580	$82,448
Cost of sales	44,031	37,244	93,271	81,324

Gross profit (loss)	1,265	(623)	2,309	1,124
Selling and administrative expenses	7,191	7,151	15,087	14,981
Gain on sale of idle property, plant and equipment	2,500	—	2,500	—

Operating loss	(3,426)	(7,774)	(10,278)	(13,857)
Interest income	4	18	11	36

Loss before income taxes	(3,422)	(7,756)	(10,267)	(13,821)
Benefit from income taxes	—	—	—	—

Net loss	$(3,422)	$(7,756)	$(10,267)	$(13,821)

Basic loss per share	$(.40)	$(.93)	$(1.22)	$(1.65)

Cash dividends per share	$.09	$.18	$.18	$.36

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$129,943	$162,636	$137,543	$170,211
Net loss	(3,422)	(7,756)	(10,267)	(13,821)
Cash dividends paid	(756)	(1,511)	(1,511)	(3,021)

Balance at end of period	$125,765	$153,369	$125,765	$153,369

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended November 30, 2011 and 2010
(Dollars in thousands)

	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,267)	$(13,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,203	1,357
Gain on sale of idle property, plant and equipment	(2,500)	—
Change in assets and liabilities:
Accrued interest receivable	5	(1)
Accounts receivable	3,533	3,648
Inventories	(1,314)	(166)
Other current assets	360	1,346
Accounts payable, trade	(728)	(1,183)
Accrued liabilities	1,963	1,239
Other, net	31	(17)

Net cash used in operating activities	(7,714)	(7,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	34,985	129,966
Purchase of U.S. Treasury Bills	(30,991)	(116,967)
Proceeds from sale of idle property, plant and equipment	4,071	—
Purchase of property, plant and equipment	(466)	(306)
Other, net	(45)	(73)

Net cash provided by investing activities	7,554	12,620

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(3,021)

Net cash used in financing activities	(1,511)	(3,021)

Net (decrease) increase in cash	(1,671)	2,001
Cash at beginning of period	9,727	9,268

Cash at end of period	$8,056	$11,269

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited)
NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2011, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2011 and 2010. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.
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
Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At November 30, 2011, Idle property, net of accumulated depreciation represents the net book value of idle manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Halstead, Kansas; and Mocksville, North Carolina. At May 31, 2011, Idle property, net of accumulated depreciation consisted of the aforementioned facilities, and manufacturing facilities in Ocala, Florida and Ephrata, Pennsylvania that were sold in the second quarter of fiscal 2012.
Income Taxes — The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets in fiscal 2010 and continued to maintain a full valuation allowance through the second quarter of fiscal 2012.
NOTE 2 Investments
The following is a summary of investments:

	Gross Amortized	Gross Unrealized
	Costs	Gains	Fair Value
	(Dollars in thousands)

November 30, 2011
U. S. Treasury Bills	$30,995	$6	$31,001

May 31, 2011
U. S. Treasury Bills	$34,994	$11	$35.005

The fair value is determined by a secondary market for U.S. Government Securities. At November 30 and May 31, 2011 the U.S. Treasury Bills matured within seven and five months, respectively.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 3 Inventories
Total inventories consist of the following:

	November 30, 2011	May 31, 2011
	(Dollars in thousands)

Raw materials	$4,752	$5,016

Work in process	2,414	3,300

Finished goods	2,868	404

	$10,034	$8,720

NOTE 4 Warranty
A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2011	2010
	(Dollars in thousands)

Balance at the beginning of the period	$4,966	$4,839
Accruals for warranties	2,936	2,608
Settlements made during the period	(2,693)	(2,603)

Balance at the end of the period	5,209	4,844

Non-current balance included in other deferred liabilities	1,600	1,500

Accrued warranty and related expenses	$3,609	$3,344

NOTE 5 Income Taxes
The Corporation’s gross deferred tax assets of approximately $34 million consist of approximately $21 million in federal net operating loss and tax credit carryforwards, $6 million in state net operating loss carryforwards, and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 6 Commitments and Contingencies
The Corporation was contingently liable at November 30, 2011 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.
The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $66 million at November 30, 2011 and approximately $52 million at May 31, 2011.
The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2011 will not be material to its financial position or results of operations.
The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
(Dollars in thousands)

Number of units repurchased	—	—	—	—

Obligations from units repurchased	$—	$—	$—	$—

Net losses on repurchased units	$—	$—	$—	$—
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
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Industry Segment Information
The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing, modular housing and recreational vehicle net sales is:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Housing
Manufactured Housing
Domestic	55%	59%	51%	57%
Canadian	—	—	—	1

	55	59	51	58
Modular Housing
Domestic	10	7	9	8
Canadian	6	1	4	1

	16	8	13	9

Total Housing	71	67	64	67

Recreational Vehicles
Domestic	25	25	29	25
Canadian	4	8	7	8

Total Recreational Vehicles	29	33	36	33

	100%	100%	100%	100%

Item 1.	Financial Statements — (Continued).
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 7 Industry Segment Information — (Continued)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

NET SALES
Housing
Manufactured Housing
Domestic	$25,117	$21,427	$48,793	$47,100
Canadian	—	96	—	582

	25,117	21,523	48,793	47,682
Modular Housing
Domestic	4,541	2,656	8,754	6,533
Canadian	2,502	378	3,756	971

	7,043	3,034	12,510	7,504

Total Housing	32,160	24,557	61,303	55,186

Recreational Vehicles
Domestic	11,437	9,129	27,599	20,430
Canadian	1,699	2,935	6,678	6,832

Total Recreational Vehicles	13,136	12,064	34,277	27,262

Total Net Sales	$45,296	$36,621	$95,580	$82,448

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(3,400)	$(5,118)	$(7,806)	$(8,946)
Recreational vehicles	(1,865)	(2,092)	(3,740)	(3,725)
General corporate expense	(661)	(564)	(1,232)	(1,186)
Gain on sale of idle property, plant and equipment	2,500	—	2,500	—

Total operating loss	(3,426)	(7,774)	(10,278)	(13,857)
Interest income	4	18	11	36

Loss before income taxes	$(3,422)	$(7,756)	$(10,267)	$(13,821)

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
Skyline Corporation and Subsidiary Companies
Notes to the Consolidated Financial Statements (Unaudited) — (Continued)
NOTE 8 Gain on Sale of Idle Property, Plant and Equipment
During the second quarter of fiscal year 2012, the Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.
NOTE 9 Subsequent Event
Subsequent to November 30, 2011, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The Corporation designs, produces and markets manufactured housing, modular housing and towable recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has twelve manufacturing facilities in nine states. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.
Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Bobcat”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Texan”; “Wagoneer”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cedar Cove”; “Cutlass”; “Cutlass Elite”; “Kensington”; “Shore Park Homes”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.
Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions
Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to October of 2011 total shipments were approximately 42,000 units, a 3 percent decrease from the same period a year ago.
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
Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)
The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. Comparing calendar 2004 to 2010, total shipments decreased from approximately 43,000 to 13,000 units, a decline of 70 percent. Information related to the Canadian modular housing industry is not available.
Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA), notes that uncertainty about job and income prospects, stagnating wages, depressed home values and the likelihood of rising taxes will adversely affect recreational vehicle sales.
Second Quarter Fiscal 2012 Results
The Corporation experienced the following results during the second quarter of fiscal 2012:
•	Total net sales were $45,296,000, an approximate 24 percent increase from the $36,621,000 reported in the same period a year ago.

•	Housing net sales were $32,160,000, an approximate 31 percent increase from the $24,557,000 realized in the second quarter of fiscal 2011.

•	Recreational vehicle net sales were $13,136,000 in the second quarter of fiscal 2012, an approximate 9 percent increase from $12,064,000 in the second quarter of fiscal 2011.

•	The Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of the facilities was $1,114,000 and $1,386,000, respectively.

•	Net loss for the second quarter of fiscal 2012 was $3,422,000 as compared to $7,756,000 for the second quarter of fiscal 2011. On a per share basis, net loss was $.40 as compared to $.93 for the same period a year ago.

•	The Corporation continues to maintain a full valuation allowance for deferred tax assets, and as a result recognized no benefit from income taxes from its current period loss.

•	The Corporation commenced recreational vehicle production at its Bristol, Indiana facility. The amount of capital expenditures and expenses incurred to convert this facility from housing to recreational vehicle production was approximately $300,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Second Quarter Fiscal 2012 Results — (Continued)
•	The Corporation closed its housing facility in Fair Haven, Vermont due to weak demand in the New England market. Independent dealers and communities that purchased homes from the Fair Haven facility will have their product and service needs met by the Corporation’s facility in Leola, Pennsylvania.

•	A dividend of $.09 per share was paid. Subsequent to November 30, 2011, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.
The Corporation’s housing segment experienced increased net sales in second quarter and first half of fiscal 2012 as compared to the same periods in prior year. Management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.
The recreational vehicle segment experienced increased net sales in second quarter and first half of fiscal 2012 as compared to the second quarter and first half of fiscal 2011. Regarding the business environment for the remaining quarters of fiscal 2012, the RVIA forecasts calendar 2011 travel trailer and fifth wheel shipments of approximately 207,000 units; a 4 percent increase from calendar 2010’s total of approximately 199,000 units. The RVIA also forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 203,000 units; a 2 percent decrease from calendar year 2011’s total. Given this trend, business conditions in fiscal 2012 could be negatively impacted by adverse factors previously referenced by the RVIA.
The Corporation has a significant position of its working capital in cash and U.S. Treasury Bills, and no bank debt. With experienced employees, the Corporation is meeting the challenges ahead by continuing to evaluate its cost structure; by analyzing staffing needs, negotiating with current and potential product and service providers, and selling when possible non-strategic assets. In addition, the Corporation is seeking opportunities for domestic and Canadian revenue growth; especially products such as modular housing and park models.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2011 Compared to Three-Month Period Ended November 30, 2010 (Unaudited)
Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Net Sales
Housing
Manufactured Housing
Domestic	$25,117	55%	$21,427	59%	$3,690
Canadian	—	—	96	—	(96)

	25,117	55	21,523	59	3,594

Modular Housing
Domestic	4,541	10	2,656	7	$1,885
Canadian	2,502	6	378	1	2,124

	7,043	16	3,034	8	4,009

Total Housing	32,160	71	24,557	67	7,603

Recreational Vehicles
Domestic	11,437	25	9,129	25	2,308
Canadian	1,699	4	2,935	8	(1,236)

Total Recreational Vehicles	13,136	29	12,064	33	1,072

Total Net Sales	$45,296	100%	$36,621	100%	$8,675

Unit shipments
Housing
Manufactured Housing
Domestic	566	36%	507	34%	59
Canadian	—	—	4	—	(4)

	566	36	511	34	55

Modular Housing
Domestic	83	5	51	4	32
Canadian	47	3	7	—	40

	130	8	58	4	72

Total Housing	696	44	569	38	127

Recreational Vehicles
Domestic	799	50	691	46	108
Canadian	95	6	245	16	(150)

Total Recreational Vehicles	894	56	936	62	(42)

Total Unit Shipments	1,590	100%	1,505	100%	85

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2011 Compared to Three-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
Housing net sales increased approximately 31 percent. The increase was the outcome of:
•	Domestic manufactured housing net sales increasing approximately 17 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales increasing approximately 71 percent

•	Canadian modular housing net sales increasing approximately sixfold.
Housing unit shipments increased approximately 22 percent. The increase was the outcome of:
•	Domestic manufactured housing shipments increasing approximately 12 percent

•	Canadian manufactured housing shipments decreasing 100 percent

•	Domestic modular housing shipments increasing approximately 63 percent

•	Canadian modular housing shipments increasing approximately sixfold.
Total domestic manufactured housing unit shipments increased approximately 17 percent. From August to October 2011, the latest three months available, industry unit shipments for these products increased approximately 19 percent as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
Compared to prior year’s second quarter, the average net sales price for domestic housing products increased approximately 5 percent due to sales price adjustments resulting from increased material costs. The average net sales price of Canadian modular housing products decreased approximately 1 percent due to a shift in consumer preference toward homes with lower price points; either through less square footage or fewer amenities.
Recreational vehicle net sales increased approximately 9 percent. The increase was the outcome of:
•	Domestic recreational vehicle net sales increasing approximately 25 percent

•	Canadian recreational vehicle net sales decreasing approximately 42 percent.
Recreational vehicle unit shipments decreased approximately 4 percent. The decrease was the outcome of:
•	Domestic recreational vehicle shipments increasing approximately 16 percent

•	Canadian recreational vehicle shipments decreasing 61 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2011 Compared to Three-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
Unit shipments for travel trailers and fifth wheels decreased approximately 5 percent. From August to October 2011, the latest three months available, industry shipments for these products increased approximately 7 percent as compared to the same period a year ago. Current industry unit shipment data for park models is not available.
The average net sales per unit for recreational vehicle products in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011 increased approximately 14 percent. The increase is due to sales price adjustments with respect to increased material costs. In addition, the average net sales price increased as result of a shift in consumer preference toward recreational vehicles with higher price points; either through more square footage or greater amenities.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2011	of Sales*	2010	of Sales*	Increase
	(Dollars in Thousands)

Housing	$31,246	97	$25,099	102	$6,147

Recreational vehicles	12,785	97	12,145	101	640

Consolidated	$44,031	97	$37,244	102	$6,787

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.
Housing cost of sales increased due to higher unit shipments. As a percentage of net sales, cost of sales decreased as a result of certain manufacturing expenses being fixed amid rising sales.
Recreational vehicle cost of sales increased due to higher material costs. As a percentage of net sales, cost of sales decreased due to material cost as a percentage of net sales decreasing as a result of sales price adjustments. In addition, direct labor as a percentage of net sales declined due to a shift in consumer preference toward products that have lower direct labor per unit as compared to prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Three-Month Period Ended November 30, 2011 Compared to Three-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2011	of Sales	2010	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$7,191	16	$7,151	20	$40
Selling and administrative expenses increased as a result of a charge for the Corporation’s liability for retirement and death benefits offered to certain current or former employees. The charge occurred due to a change in the interest rate in valuing the liability. As a percentage of net sales, selling and administrative expenses decreased due to certain costs being fixed amid rising net sales.
Gain on Sale of Idle Property, Plant and Equipment
The Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.
Operating Loss

	November 30,	Percent	November 30,	Percent
	2011	of Sales*	2010	of Sales*
	(Dollars in thousands)

Housing	$(3,400)	(11)	$(5,118)	(21)
Recreational vehicles	(1,865)	(14)	(2,092)	(17)
General corporate expenses	(661)	(1)	(564)	(2)
Gain on sale of idle property, plant and equipment	2,500	6	—	—

Total Operating loss	$(3,426)	(8)	$(7,774)	(21)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of idle property and equipment and total operating loss are based on total net sales.
The operating loss for housing decreased due to increased unit shipments. The operating loss for recreational vehicles decreased as a result of increased net sales resulting from price adjustments. In addition, this segment benefited from a shift in consumer preference toward product with improved margins as compared to prior year.
General corporate expenses increased due to a charge for the corporation’s liability for retirement and death benefits offered to certain current employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2011 Compared to Six-Month Period Ended November 30, 2010 (Unaudited)
Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2011	Percent	2010	Percent	(Decrease)
	(Dollars in thousands)

Net Sales
Housing
Manufactured Housing
Domestic	$48,793	51%	$47,100	57%	$1,693
Canadian	—	—	582	1	(582)

	48,793	51	47,682	58	1,111

Modular Housing
Domestic	8,754	9	6,533	8	$2,221
Canadian	3,756	4	971	1	2,785

	12,510	13	7,504	9	5,006

Total Housing	61,303	64	55,186	67	6,117

Recreational Vehicles
Domestic	27,599	29	20,430	25	7,169
Canadian	6,678	7	6,832	8	(154)

Total Recreational Vehicles	34,277	36	27,262	33	7,015

Total Net Sales	$95,580	100%	$82,448	100%	$13,132

Unit shipments
Housing
Manufactured Housing
Domestic	1,085	29%	1,103	34%	(18)
Canadian	—	—	23	1	(23)

	1,085	29	1,126	35	(41)

Modular Housing
Domestic	155	4	121	3	34
Canadian	69	2	18	1	51

	224	6	139	4	85

Total Housing	1,309	35	1,265	39	44

Recreational Vehicles
Domestic	1,972	54	1,489	46	483
Canadian	407	11	489	15	(82)

Total Recreational Vehicles	2,379	65	1,978	61	401

Total Unit Shipments	3,688	100%	3,243	100%	445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2011 Compared to Six-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
Housing net sales increased approximately 11 percent. The increase was the outcome of:
•	Domestic manufactured housing net sales increasing approximately 4 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales increasing approximately 34 percent

•	Canadian modular housing net sales increasing approximately threefold.
Housing unit shipments increased approximately 3 percent. The increase was the outcome of:
•	Domestic manufactured housing shipments decreasing approximately 2 percent

•	Canadian manufactured housing shipments decreasing 100 percent

•	Domestic modular shipments increasing approximately 28 percent

•	Canadian modular shipments increasing approximately threefold.
Total domestic manufactured housing unit shipments decreased approximately 2 percent. From May to October 2011, the latest six months available, industry unit shipments for these products increased approximately 3 percent as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available.
Compared to prior year’s first six months, the average net sales price for domestic housing and Canadian modular housing products increased approximately 5 percent and 1 percent, respectively. The increase is primarily due to sales price adjustments resulting from higher material costs.
Recreational vehicles net sales revenue increased approximately 26 percent. The increase was the outcome of:
•	Domestic recreational vehicle net sales increasing approximately 35 percent

•	Canadian recreational vehicle net sales decreasing approximately 2 percent.
Recreational vehicle unit shipments increased approximately 20 percent. The increase the outcome of:
•	Domestic recreational vehicle shipments increasing approximately 32 percent

•	Canadian recreational vehicle shipments decreasing 17 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2011 Compared to Six-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Net Sales and Unit Shipments — (Continued)
Unit shipments for travel trailers and fifth wheels increased approximately 21 percent. From May to October 2011, the latest six months available, industry shipments for these products increased 5 percent as compared to the same period a year ago. Current industry unit shipment data for park models is not available.
The average net sales price per unit for recreational vehicle products in the first half of fiscal year 2012 as compared to the first half of fiscal year 2011 increased approximately 5 percent. The increase is primarily due to sales price adjustments with respect to increased material costs. In addition, the average net sales price increased as result of a shift in consumer preference toward recreational vehicles with higher price points; either through more square footage or greater amenities.
Cost of Sales

	November 30,	Percent	November 30,	Percent
	2011	of Sales*	2010	of Sales*	Increase
	(Dollars in Thousands)

Housing	$60,354	98	$54,591	99	$5,763

Recreational vehicles	32,917	96	26,733	98	6,184

Consolidated	$93,271	98	$81,324	99	$11,947

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.
Housing cost of sales increased due to higher unit shipments. As a percentage of net sales, cost of sales decreased due to certain manufacturing expenses being fixed amid rising sales.
Recreational vehicle cost of sales increased due to higher unit shipments. As a percentage of net sales, cost of sales decreased due to certain manufacturing cost being fixed amid rising sales. In addition, direct labor as a percentage of net sales declined as a result of a shift in consumer preference toward products that have lower direct labor per unit as compared to prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Results of Operations — Six-Month Period Ended November 30, 2011 Compared to Six-Month Period Ended November 30, 2010 (Unaudited) — (Continued)
Selling and Administrative Expenses

	November 30,	Percent	November 30,	Percent
	2011	of Sales	2010	of Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$15,087	16	$14,981	18	$106
Selling and administrative expenses increased as a result of a charge in the second quarter for the Corporation’s liability for retirement and death benefits offered to certain current or former employees. The charge occurred due to a change in the interest rate in valuing the liability. As a percent of net sales, selling and administrative expenses decreased due to certain cost being fixed amid rising sales.
Gain on Sale of Idle Property, Plant and Equipment
The Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.
Operating Loss

	November 30,	Percent	November 30,	Percent
	2011	of Sales*	2010	of Sales*
	(Dollars in Thousands)

Housing	$(7,806)	(13)	$(8,946)	(16)
Recreational vehicles	(3,740)	(11)	(3,725)	(14)
General corporate expenses	(1,232)	(1)	(1,186)	(1)
Gain on sale of idle property, plant and equipment	2,500	3	—	—

Total Operating loss	$(10,278)	(11)	$(13,857)	(17)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of property, plant and equipment and total operating loss are based on total net sales.
The operating loss for housing decreased due to higher unit shipments. The operating loss for recreational vehicles includes an additional $177,000 of non-traceable operating expenses allocated to industry segments based on a percentage of sales. In the first half of fiscal 2012, recreational vehicle net sales were approximately 36 percent of total net sales as compared to 33 percent in the same period of prior year.
General corporate expenses increased primarily due to a charge for the corporation’s liability for retirement and death benefits offered to certain employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).
Liquidity and Capital Resources

	November 30,	May 31,	Increase
	2011	2011	(Decrease)
	(Dollars in thousands)

Cash and U.S. Treasury Bills	$39,051	$44,721	$(5,670)
Current assets, exclusive of cash and U. S.
Treasury Bills	$21,081	$23,660	$(2,579)
Current liabilities	$15,951	$14,716	$1,235
Working capital	$44,181	$53,665	$(9,484)
The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $10,267,000 and dividends paid of $1,511,000; offset by $4,071,000 received from the sale of idle property, plant and equipment. Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to a $3,533,000 decrease in accounts receivable, and a $1,314,000 increase in inventories. Accounts receivable decreased due to the timing of payments from financial institutions, and sales activity being lower at November 30, 2011 as compared to May 31, 2011. Inventories increased primarily as a result of a greater number of homes and recreational vehicles being used as displays at trade shows and the Corporation’s facilities. In addition, the Corporation has completed recreational vehicles in inventory; allowing for a faster response to fulfilling orders from dealers.
Current liabilities changed as a result of a $1,649,000 increase in marketing programs. The increase is due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.
Capital expenditures totaled $466,000 for the first half of fiscal 2012 as compared to $306,000 for the first half of fiscal 2011. Included in current year’s capital expenditures is approximately $200,000 related to the conversion of the Bristol, Indiana facility. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2012, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through November 30, 2011 is approximately $956,000. The amount of capital expended in the first half of fiscal 2012 was approximately $21,000, while the amount expended in the first half of fiscal 2011 was approximately $20,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.
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
Subsequent Event
Subsequent to November 30, 2011, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.
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
Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures
As of November 30, 2011, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2011.
Changes in Internal Control over Financial Reporting
No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

SKYLINE CORPORATION
DATE: January 6, 2012	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 6, 2012	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.