Form 10-Q
period 2012-02-29
SKYLINE CORP
filed 2012-04-06
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 1-4714

SKYLINE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 743, 2520 By-Pass Road Elkhart, Indiana	46515 (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 6, 2012
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,747	$9,727
U.S. Treasury Bills, at cost plus accrued interest	26,997	34,994
Accounts receivable	11,716	11,477
Inventories	9,170	8,720
Other current assets	2,614	3,463

Total Current Assets	54,244	68,381

Property, Plant and Equipment, at Cost:
Land	3,992	4,063
Buildings and improvements	41,223	45,760
Machinery and equipment	22,304	23,300

	67,519	73,123
Less accumulated depreciation	49,241	52,998

	18,278	20,125
Idle property, net of accumulated depreciation	3,669	4,677

Net Property, Plant and Equipment	21,947	24,802

Other Assets	6,019	5,916

Total Assets	$82,210	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 29, 2012	May 31, 2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,093	$3,392
Accrued salaries and wages	3,186	3,089
Accrued marketing programs	2,963	1,573
Accrued warranty and related expenses	3,889	3,366
Accrued workers’ compensation	1,035	822
Other accrued liabilities	2,538	2,474

Total Current Liabilities	16,704	14,716

Other Deferred Liabilities	7,632	7,344

Commitments and Contingencies – See Note 6

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	118,378	137,543
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	57,874	77,039

Total Liabilities and Shareholders’ Equity	$82,210	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Nine-Month Periods Ended February 29, 2012 and

February 28, 2011 (Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
OPERATIONS
Net sales	$36,805	$31,776	$132,385	$114,224
Cost of sales	37,497	33,494	130,768	114,818

Gross (loss) profit	(692)	(1,718)	1,617	(594)
Selling and administrative expenses	(6,698)	(7,039)	(21,785)	(22,020)
Gain on sale of idle property, plant and equipment	—	—	2,500	—

Operating loss	(7,390)	(8,757)	(17,668)	(22,614)
Interest income	3	15	14	51

Loss before income taxes	(7,387)	(8,742)	(17,654)	(22,563)
Benefit from income taxes	—	—	—	—

Net loss	$(7,387)	$(8,742)	$(17,654)	$(22,563)

Basic loss per share	$(.88)	$(1.04)	$(2.10)	$(2.69)

Cash dividends per share	$—	$.18	$.18	$.54

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$125,765	$153,369	$137,543	$170,211
Net loss	(7,387)	(8,742)	(17,654)	(22,563)
Cash dividends paid	—	(1,510)	(1,511)	(4,531)

Balance at end of period	$118,378	$143,117	$118,378	$143,117

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended February 29, 2012 and February 28, 2011 (Unaudited)

(Dollars in thousands)

	February 29,	February 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,654)	$(22,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,779	2,020
Gain on sale of idle property, plant and equipment	(2,500)	—
Change in assets and liabilities:
Accrued interest receivable	3	2
Accounts receivable	(239)	(10)
Inventories	(450)	(1,334)
Other current assets	849	1,469
Accounts payable, trade	(299)	221
Accrued liabilities	2,287	1,488
Other, net	212	13

Net cash used in operating activities	(16,012)	(18,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	53,983	189,947
Purchase of U.S. Treasury Bills	(45,989)	(170,951)
Proceeds from sale of idle property, plant and equipment	4,071	—
Purchase of property, plant and equipment	(493)	(528)
Other, net	(29)	(104)

Net cash provided by investing activities	11,543	18,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,511)	(4,531)

Net cash used in financing activities	(1,511)	(4,531)

Net decrease in cash	(5,980)	(4,861)
Cash at beginning of period	9,727	9,268

Cash at end of period	$3,747	$4,407

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 2012, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 29, 2012 and February 28, 2011. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At February 29, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont. At May 31, 2011, Idle property, net of accumulated depreciation consisted of manufacturing facilities in: Hemet, California; Ocala, Florida; Halstead Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania. Manufacturing facilities in Ocala, Florida and in Ephrata, Pennsylvania were sold in the second quarter of fiscal 2012.

Income Taxes — The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management recorded a full valuation allowance against its deferred tax assets in fiscal 2010 and continues to maintain this allowance.

NOTE 2 Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized (Losses) Gains	Fair Value
	(Dollars in thousands)
February 29, 2012
U. S. Treasury Bills	$26,997	$3	$27,000

May 31, 2011
U. S. Treasury Bills	$34,994	$11	$35,005

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Investments — (Continued)

The fair value is determined by a secondary market for U.S. Government Securities. At February 29, 2012 and May 31, 2011, the U.S. Treasury Bills matured within five months.

NOTE 3 Inventories

Total inventories consist of the following:

	February 29,	May 31,
	2012	2011
	(Dollars in thousands)
Raw materials	$4,971	$5,016
Work in process	2,772	3,300
Finished goods	1,427	404

	$9,170	$8,720

NOTE 4 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 29,	February 28,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$4,966	$4,839
Accruals for warranties	4,429	3,692
Settlements made during the period	(3,906)	(3,707)

Balance at the end of the period	5,489	4,824

Non-current balance included in other deferred liabilities	1,600	1,500

Accrued warranty and related expenses	$3,889	$3,324

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 Income Taxes

The Corporation’s gross deferred tax assets of approximately $37 million consist of approximately $23 million in federal net operating loss and tax credit carryforwards, $7 million in state net operating loss carryforwards, and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 6 Commitments and Contingencies

The Corporation was contingently liable at February 29, 2012 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $69 million at February 29, 2012 and approximately $52 million at May 31, 2011.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 29, 2012 will not be material to its financial position or results of operations.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Commitments and Contingencies — (Continued)

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
	(Dollars in thousands)
Number of units repurchased	—	1	—	1
Obligations from units repurchased	$—	$11	$—	$11
Net losses on repurchased units	$—	$1	$—	$1

The Corporation is a party to various pending legal proceedings in the normal course of business. One proceeding in particular is the case of FEMA Trailer Formaldehyde Product Liability Litigation, Multidistrict Litigation (“MDL”) No. 1873, before the United States District Court, Eastern District of Louisiana. This MDL relates to alleged formaldehyde exposure in emergency housing units provided by the Federal Emergency Management Agency (“FEMA”) to individuals displaced by Hurricanes Katrina and Rita. Although the Corporation did not have a contract with FEMA, its independent recreational vehicle dealers sold recreational vehicles to the agency.

During the third quarter of fiscal 2012, the court presiding over the MDL issued an order to have plaintiffs and defendants participate in mediation. From this mediation the Corporation and the plaintiffs agreed to a settlement of $737,000. In accruing for the settlement, an expense of approximately $400,000 was recognized in the third quarter. Subsequent to February 29, 2012, the Corporation remitted the $737,000 to the United States District Court, Eastern District of Louisiana.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle net sales is:

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Housing
Manufactured Housing
Domestic	42%	45%	49%	54%
Canadian	—	1	—	1

	42	46	49	55

Modular Housing
Domestic	8	11	9	9
Canadian	2	1	3	1

	10	12	12	10

Total Housing	52	58	61	65

Recreational Vehicles
Domestic	31	31	30	26
Canadian	17	11	9	9

Total Recreational Vehicles	48	42	39	35

	100%	100%	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Industry Segment Information — (Continued)

	Three-Months Ended		Nine-Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
NET SALES
Housing
Manufactured Housing
Domestic	$15,230	$14,462	$64,023	$61,562
Canadian	—	245	—	827

	15,230	14,707	64,023	62,389

Modular Housing
Domestic	3,047	3,592	11,801	10,125
Canadian	788	198	4,544	1,169

	3,835	3,790	16,345	11,294

Total Housing	19,065	18,497	80,368	73,683

Recreational Vehicles
Domestic	11,615	9,852	39,214	30,282
Canadian	6,125	3,427	12,803	10,259

Total Recreational Vehicles	17,740	13,279	52,017	40,541

Total Net Sales	$36,805	$31,776	$132,385	$114,224

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(4,694)	$(5,359)	$(12,500)	$(14,305)
Recreational vehicles	(2,009)	(2,812)	(5,749)	(6,537)
General corporate expense	(687)	(586)	(1,919)	(1,772)
Gain on sale of idle property, plant and equipment	—	—	2,500	—

Total operating loss	(7,390)	(8,757)	(17,668)	(22,614)
Interest income	3	15	14	51

Loss before income taxes	$(7,387)	$(8,742)	$(17,654)	$(22,563)

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. Total shipments for calendar 2011 were approximately 52,000 units, a 3 percent increase from the previous year’s total of approximately 50,000 units.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. Comparing calendar 2005 to 2011, total shipments decreased from approximately 43,000 to 12,000 units, a decline of 72 percent. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that industry sales will benefit from stronger economic growth, increased job opportunities and easing consumer credit. These benefits, however, will remain small by historical standards.

Third Quarter Fiscal 2012 Results

The Corporation experienced the following results during the third quarter of fiscal 2012:

•	Total net sales were $36,805,000 an approximate 16 percent increase from the $31,776,000 reported in the same period a year ago.

•	Housing net sales were $19,065,000, an approximate 3 percent increase from the $18,497,000 realized in the third quarter of fiscal 2011.

•	Recreational vehicle net sales were $17,740,000 in the third quarter of fiscal 2012, an approximate 34 percent increase from $13,279,000 in the third quarter of fiscal 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Third Quarter Fiscal 2012 Results — (Continued)

•

Net loss for the third quarter of fiscal 2012 was $7,387,000 as compared to $8,742,000 for the third quarter of fiscal 2011. On a per share basis, net loss was $.88 as compared to $1.04 for the same period a year ago.

•	The Corporation continues to maintain a full valuation allowance for deferred tax assets, and as a result recognized no benefit from income taxes from its current period loss.

•

The Corporation announced the closure of its recreational vehicle facility in Hemet, California due to weak demand in its market area; primarily states in the Pacific and Rocky Mountain regions. Operations are expected to conclude in April 2012. Dealers that purchase recreational vehicles from this facility will have their product needs met by the Corporation’s facilities in Bristol and Elkhart, Indiana.

•

The Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

•

As referenced in Note 6 of the Notes to the Consolidated Financial Statements, the Corporation reached a settlement in the case of FEMA Formaldehyde Product Liability Litigation, Multidistrict Litigation No. 1873. The settlement resulted in the Corporation incurring a charge of approximately $400,000. The total settlement of $737,000 was remitted to the United States District Court, Eastern District of Louisiana subsequent to February 29, 2012.

The Corporation’s housing segment experienced increased net sales in the third quarter and first nine months of fiscal 2012 as compared to the same periods in prior year. Management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment experienced increased net sales in the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of fiscal 2011. Regarding the business environment for the remaining quarter of fiscal 2012, the RVIA forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 226,000 units; a 6 percent increase from calendar 2011’s total of approximately 213,000 units.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 29, 2012 Compared to Three-Month Period Ended February 28, 2011 (Unaudited)

Net Sales and Unit Shipments

	February 29,		February 28,		Increase
	2012	Percent	2011	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Housing
Manufactured Housing
Domestic	$15,230	42%	$14,462	45%	$768
Canadian	—	—	245	1	(245)

	15,230	42	14,707	46	523

Modular Housing
Domestic	3,047	8	3,592	11	(545)
Canadian	788	2	198	1	590

	3,835	10	3,790	12	45

Total Housing	19,065	52	18,497	58	568

Recreational Vehicles
Domestic	11,615	31	9,852	31	1,763
Canadian	6,125	17	3,427	11	2,698

Total Recreational Vehicles	17,740	48	13,279	42	4,461

Total Net Sales	$36,805	100%	$31,776	100%	$5,029

Unit shipments
Housing
Manufactured Housing
Domestic	344	21%	329	24%	15
Canadian	—	—	9	1	(9)

	344	21	338	25	6

Modular Housing
Domestic	48	3	55	4	(7)
Canadian	16	1	4	—	12

	64	4	59	4	5

Total Housing	408	25	397	29	11

Recreational Vehicles
Domestic	793	49	736	54	57
Canadian	412	26	236	17	176

Total Recreational Vehicles	1,205	75	972	71	233

Total Unit Shipments	1,613	100%	1,369	100%	244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 29, 2012 Compared to Three-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 3 percent. The increase was the outcome of:

•	Domestic manufactured housing net sales increasing approximately 5 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales decreasing approximately 15 percent

•	Canadian modular housing net sales increasing approximately threefold.

Housing unit shipments increased approximately 3 percent. The increase was the outcome of:

•	Domestic manufactured housing shipments increasing approximately 5 percent

•	Canadian manufactured housing shipments decreasing 100

•	Domestic modular housing shipments decreasing approximately 13 percent

•	Canadian modular housing shipments increasing threefold.

Total domestic manufactured housing unit shipments increased approximately 5 percent. Industry unit shipments for these products increased approximately 41 percent from December 2011 to February 2012 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network

•

The Federal Emergency Management Agency purchasing a large quantity of emergency housing units. The Corporation does not sell directly to governmental entities, nor did it have an independent dealer compete in the bidding process.

Compared to prior year’s third quarter, the average net sales price for domestic housing products increased approximately 1 percent due to sales price adjustments resulting from increased material costs. The average net sales price of domestic and Canadian modular housing products decreased approximately 3 and 1 percent, respectively, due to a shift in consumer preference toward homes with lower price points; either through less square footage or fewer amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 29, 2012 Compared to Three-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle net sales increased approximately 34 percent. The increase was the result of:

•	Domestic recreational vehicle net sales increasing approximately 18 percent

•	Canadian recreational vehicle net sales increasing approximately 79 percent.

Recreational vehicle unit shipments increased approximately 24 percent. The increase was the outcome of:

•	Domestic recreational vehicle shipments increasing approximately 8 percent

•	Canadian recreational vehicle shipments increasing approximately 75 percent.

Unit shipments for travel trailers and fifth wheels increased approximately 24 percent. Industry shipments for these products from December 2011 to February 2012 increased approximately 12 percent as compared to the same period a year ago. The addition of the Koala, and the redesign of other models that gained acceptance with consumers are factors why the Corporation’s unit shipments outpaced the industry. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011 increased approximately 8 percent. The increase is due to sales price adjustments with respect to increased material costs. In addition, the average net sales price increased as result of a shift in consumer preference toward recreational vehicles with higher price points; either through more square footage or greater amenities.

Cost of Sales

	February 29,	Percent	February 28,	Percent	Increase
	2012	of Sales*	2011	of Sales*
	(Dollars in Thousands)
Housing	$20,263	106	$19,783	107	$480
Recreational vehicles	17,234	97	13,711	103	3,523

Consolidated	$37,497	102	$33,494	105	$4,003

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to material cost as a percentage of net sales decreasing. This decrease is the result of sales price adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 29, 2012 Compared to Three-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Cost of Sales — (Continued)

Recreational vehicle cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to material cost as a percentage of net sales decreasing. This decrease is the result of sales price adjustments. Direct labor as a percentage of net sales also declined due to a shift in consumer preference toward products that have lower direct labor per unit as compared to prior year. In addition, certain manufacturing costs were also fixed amid rising sales.

Selling and Administrative Expenses

	February 29, 2012	Percent of Sales	February 28, 2011	Percent of Sales	Decrease

	(Dollars in thousands)
Selling and administrative expenses	$6,698	18	$7,039	22	$341

Selling and administrative expenses decreased as a result of the Corporation’s efforts to reduce various costs.

Operating Loss

	February 29, 2012	Percent of Sales*	February 28, 2011	Percent of Sales*

	(Dollars in Thousands)
Housing	$(4,694)	(25)	$(5,359)	(29)
Recreational vehicles	(2,009)	(11)	(2,812)	(21)
General corporate expense	(687)	(2)	(586)	(2)

Total Operating loss	$(7,390)	(20)	$(8,757)	(28)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses and total operating loss are based on total net sales.

The operating loss for housing and recreational vehicles decreased due to increased unit shipments and improved margins. In addition, the housing segment also had decreased selling and administrative expenses.

General corporate expenses increased due to a charge for the corporation’s liability for retirement and death benefits offered to certain current employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 29, 2012 Compared to Nine-Month Period Ended February 28, 2011 (Unaudited)

Net Sales and Unit Shipments

	February 29,		February 28,		Increase
	2012	Percent	2011	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Housing
Manufactured Housing
Domestic	$64,023	49%	$61,562	54%	$2,461
Canadian	—	—	827	1	(827)

	64,023	49	62,389	55	1,634

Modular Housing
Domestic	11,801	9	10,125	9	1,676
Canadian	4,544	3	1,169	1	3,375

	16,345	12	11,294	10	5,051

Total Housing	80,368	61	73,683	65	6,685

Recreational Vehicles
Domestic	39,214	30	30,282	26	8,932
Canadian	12,803	9	10,259	9	2,544

Total Recreational Vehicles	52,017	39	40,541	35	11,476

Total Sales	$132,385	100%	$114,224	100%	$18,161

Unit shipments
Housing
Manufactured Housing
Domestic	1,429	27%	1,432	31%	(3)
Canadian	—	—	32	1	(32)

	1,429	27	1,464	32	(35)

Modular Housing
Domestic	203	4	176	4	27
Canadian	85	1	22	—	63

	288	5	198	4	90

Total Housing	1,717	32	1,662	36	55

Recreational Vehicles
Domestic	2,765	52	2,225	48	540
Canadian	819	16	725	16	94

Total Recreational Vehicles	3,584	68	2,950	64	634

Total Unit Shipments	5,301	100%	4,612	100%	689

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 29, 2012 Compared to Nine-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 9 percent. The increase was the outcome of:

•	Domestic manufactured housing net sales increasing approximately 4 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales increasing approximately 17 percent

•	Canadian modular housing net sales increasing approximately threefold.

Housing unit shipments increased approximately 3 percent. The increase was the outcome of:

•	Domestic manufactured housing shipments being comparable to prior year

•	Canadian manufactured housing shipments decreasing 100 percent

•	Domestic modular shipments increasing approximately 15 percent

•	Canadian modular shipments increasing approximately threefold.

Total domestic manufactured housing unit shipments decreased slightly. Industry unit shipments for these products from May 2011 to February 2012 increased approximately 20 percent as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network

•

The Federal Emergency Management Agency purchasing a large quantity of emergency housing units. The Corporation does not sell directly to governmental entities, nor did it have an independent dealer compete in the bidding process.

Compared to prior year’s first nine months, the average net sales price for domestic manufactured housing increased approximately 4 percent. Domestic and Canadian modular housing products both increased approximately 1 percent. The increase is primarily due to sales price adjustments resulting from higher material costs.

Recreational vehicle net sales revenue increased approximately 28 percent. The increase the outcome of:

•	Domestic recreational vehicle net sales increasing approximately 30 percent

•	Canadian recreational vehicle net sales increasing approximately 25 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 29, 2012 Compared to Nine-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments increased approximately 21 percent. The increase the outcome of:

•	Domestic recreational vehicle shipments increasing approximately 24 percent

•	Canadian recreational vehicle shipments increasing approximately 13 percent.

Unit shipments for travel trailers and fifth wheels increased approximately 22 percent. Industry shipments for these products from May 2011 to February 2012 increased 8 percent as compared to the same period a year ago. The addition of the Koala, and the redesign of other models that gained acceptance with consumers are factors why the Corporation’s unit shipments outpaced the industry. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the first nine months of fiscal year 2012 as compared to the first nine months of fiscal year 2011 increased approximately 6 percent. The increase is primarily due to sales price adjustments with respect to increased material costs. In addition, the average net sales price increased as a result of a shift in consumer preference toward recreational vehicles with higher price points; either through more square footage or greater amenities.

Cost of Sales

	February 29, 2012	Percent of Sales*	February 28, 2011	Percent of Sales*	Increase

	(Dollars in Thousands)
Housing	$80,616	100	$74,374	101	$6,242
Recreational vehicles	50,152	96	40,444	100	9,708

Consolidated	$130,768	99	$114,818	101	$15,950

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to certain manufacturing expenses being fixed amid rising sales.

Recreational vehicle cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to certain manufacturing cost being fixed amid rising sales. In addition, direct labor as a percentage of net sales declined as a result of a shift in consumer preference toward products that have lower direct labor per unit as compared to prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 29, 2012 Compared to Nine-Month Period Ended February 28, 2011 (Unaudited) — (Continued)

Selling and Administrative Expenses

	February 29, 2012	Percent of Sales	February 28, 2011	Percent of Sales	Decrease

	(Dollars in thousands)
Selling and administrative expenses	$21,785	16	$22,020	19	$235

Selling and administrative expenses decreased as a result of the Corporation’s efforts to reduce various costs.

Gain on Sale of Idle Property, Plant and Equipment

The Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.

Operating Loss

	February 29, 2012	Percent of Sales*	February 28, 2011	Percent of Sales*

	(Dollars in Thousands)
Housing	$(12,500)	(16)	$(14,305)	(19)
Recreational vehicles	(5,749)	(11)	(6,537)	(16)
General corporate expense	(1,919)	(1)	(1,772)	(2)
Gain on sale of idle property, plant and equipment	2,500	2	—	—

Total Operating loss	$(17,668)	(13)	$(22,614)	(20)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of property, plant and equipment and total operating loss are based on total net sales.

The operating loss for housing and recreational vehicles decreased due to increased unit shipments and improved margins. In addition, the housing segment also had decreased selling and administrative expenses.

General corporate expenses increased primarily due to a charge for the corporation’s liability for retirement and death benefits offered to certain employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	February 29, 2012	May 31, 2011	Increase (Decrease)

	(Dollars in thousands)
Cash and U.S. Treasury Bills	$30,744	$44,721	$(13,977)
Current assets, exclusive of cash and US Treasury Bills	$23,500	$23,660	$(160)
Current liabilities	$16,704	$14,716	$1,988
Working capital	$37,540	$53,665	$(16,125)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $17,654,000 and dividends paid of $1,511,000; offset by $4,071,000 received from the sale of idle property, plant and equipment.

Current liabilities changed as a result of a $1,390,000 increase in marketing programs. The increase is due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $493,000 for the first nine months of fiscal 2012 as compared to $528,000 for the first nine months of fiscal 2011. Included in current year’s capital expenditures is approximately $200,000 related to the conversion of the Bristol, Indiana facility. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2013, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through February 29, 2012 is approximately $956,000. The amount of capital expended in the first nine months of fiscal 2012 was approximately $21,000, while the amount expended in the first nine months of fiscal 2011 was approximately $45,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 29, 2012, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 29, 2012

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 29, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2011 filed by the registrant with the Commission.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2011.

Item 6.	Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32)	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II — OTHER INFORMATION — (CONTINUED)

Item 6. Exhibits — (Continued).

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: April 6, 2012	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 6, 2012	/s/ Martin R. Fransted
Martin R. Fransted Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.