Form 10-K
period 2012-05-31
SKYLINE CORP
filed 2012-07-27
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,852,762 shares) based on the closing price on the New York Stock Exchange on November 30, 2011 was $39,540,437.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 23, 2012
Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held September 24, 2012	Part III, Items 10 – 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2012 Annual Meeting of Shareholders to be held on September 24, 2012 (“2012 Proxy Statement”).

PART I

Item 1.	Business.

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”) designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code.

The Corporation, which is one of the largest producers of manufactured and modular housing in the United States, sold 1,948 manufactured homes and 380 modular homes in fiscal 2012.

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

The Corporation also sold 5,004 recreational vehicles in fiscal 2012, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

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

The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Bobcat”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Texan”; “Wagoneer”; “Walkabout” and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.

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

Method of Distribution

The Corporation’s homes are distributed by approximately 210 independent dealers at 320 locations throughout the United States and Canada, and recreational vehicles are distributed by approximately 210 independent dealers at 240 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

The Corporation’s products are sold to dealers either through floor plan financing with various financial institutions or on a cash basis. Payments to the Corporation are made either directly by the dealer or by financial institutions, which have agreed to finance dealer purchases of the Corporation’s products. In accordance with industry practice, certain financial institutions which finance dealer purchases require the Corporation to execute repurchase agreements in which the Corporation agrees, that in the event a dealer defaults on its repayment of the financing, the Corporation will repurchase its products from the financial institution in accordance with a declining repurchase price schedule agreed to by the financial institution and the Corporation. Any loss under these agreements is the difference between the repurchase cost and the resale value of the units repurchased. Further, the risk of loss is spread over numerous dealers.

The Corporation had no losses related to repurchases in fiscal year 2012, and $1,000 of losses in fiscal year 2011. Additional information regarding these repurchase agreements is included in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

Patents, Trademarks, Licenses, Franchises and Concessions

The Corporation does not rely upon any terminable or nonrenewable rights such as patents, licenses or franchises under the trademarks or patents of others, in the conduct of either segment of its business.

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

Government Contracts

The Corporation has had no government contracts during the past two years.

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

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2011			Units Shipped Calendar Year 2010
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	52,000	1,880	3.6%	50,000	1,894	3.8%
Domestic modular housing	12,000	246	2.1%	13,000	216	1.7%
Travel trailer	153,000	4,714	3.1%	145,000	3,381	2.3%
Fifth wheels	60,000	209	0.4%	55,000	288	0.5%
Park models	3,000	170	5.7%	3,000	129	4.3%

The competitive position for Canadian modular housing is not listed because industry data is not available.

	Units Shipped Fiscal Year 2012			Units Shipped Fiscal Year 2011
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	56,000	1,948	3.5%	47,000	1,925	4.1%
Travel trailer	161,000	4,610	2.9%	150,000	4,335	2.9%
Fifth wheels	62,000	232	0.4%	58,000	207	0.4%

The competitive position for modular housing and park models in fiscal 2012 is not listed because industry data is not available.

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

Number of Employees

The Corporation employs approximately 1,100 people at the present time.

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

Cyclical and Seasonal Nature of Business

The industries in which the Corporation operates are highly cyclical, and are impacted by but not limited to the following conditions:

•	Availability of wholesale and retail financing

•	Consumer confidence

•	Interest rates

•	Demographic and employment trends

•	Availability of used or repossessed homes or recreational vehicles

•	Impact of inflation.

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

Incurrence of Net Losses

Due to negative economic conditions that impacted the manufactured housing, modular housing and recreational vehicle industries, the Corporation incurred net losses from fiscal year 2008 to 2012. While the Corporation’s management is pursuing strategies as referenced in Item 7 to increase sales and decrease costs, no one can predict with certainty what the future may hold. Continued losses could negatively affect the Corporation’s liquidity.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s 11 operating manufacturing facilities, 7 idle facilities and 3 corporate facilities, all of which are owned, are as follows:

Location	Products	Approximate Square Footage
California, San Jacinto	Manufactured Housing	84,000
California, Hemet	Idle	64,000
California, Hemet	Idle	55,000
California, Woodland	Manufactured Housing	81,000
Florida, Ocala	Manufactured Housing	139,000
Florida, Ocala	Idle	127,000
Indiana, Bristol	Recreational Vehicles	115,000
Indiana, Elkhart	Recreational Vehicles	75,000
Indiana, Elkhart	Idle	55,000
Indiana, Elkhart	Corporate	37,000
Indiana, Elkhart	Corporate	18,000
Indiana, Elkhart	Corporate	4,000
Kansas, Arkansas City	Manufactured Housing	83,000
Kansas, Halstead	Idle	84,000
North Carolina, Mocksville	Idle	115,000
Ohio, Sugarcreek	Manufactured Housing	149,000
Oregon, McMinnville	Manufactured Housing	246,000
Pennsylvania, Leola	Manufactured Housing	210,000
Texas, Mansfield	Recreational Vehicles	79,000
Vermont, Fair Haven	Idle	91,000
Wisconsin, Lancaster	Manufactured Housing	130,000

In addition, the Corporation owns undeveloped land in Elkhart, Indiana and McMinnville, Oregon. In the second quarter of fiscal 2012, the Corporation sold idle housing facilities in Ocala, Florida and Ephrata, Pennsylvania. The sales resulted in gains of $1,114,000 and $1,386,000, respectively.

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

Skyline Corporation (SKY) is traded on the New York Stock Exchange. At May 31, 2012, there were 775 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price and dividends declared per share are listed for the fiscal years ended May 31, 2012 and 2011. In the third quarter of fiscal 2012, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

	Common Stock Price Range				Dividends Declared Per Share
	2012		2011
	High	Low	High	Low	2012	2011
First quarter	$18.25	$8.79	$22.19	$16.53	$.09	$.18
Second quarter	$11.00	$4.96	$21.59	$17.35	$.09	$.18
Third quarter	$8.34	$4.02	$29.39	$18.50	$—	$.18
Fourth quarter	$8.16	$4.50	$21.48	$16.74	$—	$.18

The name, address and phone number of the Corporation’s stock transfer agent and registrar is:

Computershare Trust Company, N.A.

P. O. Box 43078

Providence, RI 02940

(312) 588-4237

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has eleven manufacturing facilities in nine states. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

As referenced in Item 1, manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “Bobcat”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Texan”; “Wagoneer”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by a continuing decline in sales. This decline, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. Total shipments for calendar 2011 were approximately 52,000 units, a 4 percent increase from the previous year’s total of approximately 50,000 units. In addition, total shipments from January to May 2012 were approximately 23,000 units, an approximately 25 percent increase from the same period a year ago.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2005 to 2011, total shipments decreased from approximately 43,000 to 12,000 units, a decline of 72 percent. Information related to the Canadian modular housing industry is not available.

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

Fiscal 2012 Results

The Corporation experienced the following results during fiscal 2012:

•	Total net sales were $182,846,000, a 13 percent increase from the $162,327,000 reported in the same period a year ago.

•	Housing net sales were $109,157,000, an 11 percent increase from the $97,922,000 realized in fiscal 2011.

•	Recreational vehicle net sales were $73,689,000 in fiscal 2012, a 14 percent increase from $64,405,000 in fiscal 2011.

•	Net loss for the fiscal 2012 was $19,365,000 as compared to $26,627,000 for fiscal 2011. On a per share basis, net loss was $2.31 as compared to $3.17 for the comparable period a year ago.

•

The Corporation closed its housing facility in Fair Haven, Vermont due to weak demand in the New England market. Production ceased in October 2011. Independent dealers and communities that purchased homes from the Fair Haven facility now have their product needs met by the Corporation’s facility in Leola, Pennsylvania.

•

The Corporation closed its recreational vehicle facility in Hemet, California due to weak demand in its market area; primarily states in the Pacific and Rocky Mountain regions. Operations concluded in April 2012. Dealers that purchased recreational vehicles from this facility now have their product needs met by the Corporation’s facilities in Bristol and Elkhart, Indiana.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2012 Results — (Continued)

•

The Corporation sold in the second quarter idle housing facilities in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively. In addition, the Corporation sold its aircraft in the fourth quarter for a gain of $684,000.

•

As referenced in Note 9 of the Notes to the Consolidated Financial Statements, the Corporation reached a settlement in the case of FEMA Formaldehyde Product Liability Litigation, Multidistrict Litigation No. 1873. The settlement resulted in the Corporation incurring a charge of approximately $400,000 in the third quarter. The total settlement of $737,000 was remitted to the United States District Court, Eastern District of Louisiana during the fourth quarter.

•

The Board of Directors approved a resolution in the third quarter to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

The Corporation’s housing segment experienced increased net sales in fiscal 2012 as compared to prior year, and management cannot determine with certainty if the increase is sustainable. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment experienced increased net sales in fiscal 2012. Regarding the business environment for fiscal 2013, the RVIA forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 229,000 units; an 8 percent increase from calendar 2011’s total of approximately 213,000 units. The RVIA also forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 239,000 units; a 4 percent increase from calendar year 2012’s total. Despite this favorable trend, business conditions in fiscal 2013 could be negatively impacted by adverse factors previously referenced by the RVIA.

The Corporation actively pursued and continues to pursue strategies to increase sales and decrease costs. These strategies include but are not limited to:

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

•	Increasing the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Redesigning the Corporation’s website and utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Selling non-strategic assets such as the Florida and Pennsylvania facilities

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when appropriate.

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation continues to remain diligent for any challenges that may occur.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2012 Compared to Fiscal 2011

Net Sales and Unit Shipments

	2012	Percent	2011	Percent	Increase (Decrease)
	(Dollars in thousands)
Net sales
Manufactured Housing
Domestic	$87,487	48%	$81,880	50%	$5,607
Canadian	—	—	830	1	(830)

	87,487	48	82,710	51	4,777
Modular Housing
Domestic	15,852	9	13,039	8	2,813
Canadian	5,818	3	2,173	1	3,645

	21,670	12	15,212	9	6,458

Total Housing	109,157	60	97,922	60	11,235
Recreational Vehicles
Domestic	55,003	30	47,868	30	7,135
Canadian	18,686	10	16,537	10	2,149

Total Recreational Vehicles	73,689	40	64,405	40	9,284

Total Net sales	$182,846	100%	$162,327	100%	$20,519

Unit shipments
Manufactured Housing
Domestic	1,948	27%	1,893	27%	55
Canadian	—	—	32	1	(32)

	1,948	27	1,925	28	23
Modular Housing
Domestic	274	4	224	3	50
Canadian	106	1	43	1	63

	380	5	267	4	113

Total Housing	2,328	32	2,192	32	136
Recreational Vehicles
Domestic	3,825	52	3,535	51	290
Canadian	1,179	16	1,171	17	8

Total Recreational Vehicles	5,004	68	4,706	68	298

Total Unit Shipments	7,332	100%	6,898	100%	434

Housing net sales increased approximately 11 percent. The increase was the outcome of:

•	Domestic manufactured housing net sales increasing approximately 7 percent

•	Canadian manufactured housing net sales decreasing 100 percent

•	Domestic modular housing net sales increasing approximately 22 percent

•	Canadian modular housing net sales increasing approximately twofold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2012 Compared to Fiscal 2011 — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing unit shipments increased approximately 6 percent. The increase was the outcome of:

•	Domestic manufactured housing shipments increasing approximately 3 percent

•	Canadian manufactured housing shipments decreasing 100 percent

•	Domestic modular shipments increasing approximately 22 percent

•	Canadian modular shipments increasing approximately 147 percent.

Total domestic manufactured housing unit shipments increased approximately 3 percent. Industry unit shipments for these products increased approximately 19 percent during fiscal 2012 as compared to the same period a year ago. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

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

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 4 percent; primarily due to sales price adjustments resulting from higher material costs. The average net sales price for Canadian modular housing products increased approximately 9 percent. The increase is the result of homes being sold with larger square footage and greater amenities. The average net sales price for domestic modular housing products decreased slightly.

Recreational vehicles net sales increased approximately 14 percent. The increase was the outcome of:

•	Domestic recreational vehicle net sales increasing approximately 15 percent

•	Canadian recreational vehicle net sales increasing approximately 13 percent.

Recreational vehicle unit shipments increased approximately 6 percent. The increase the outcome of:

•	Domestic recreational vehicle shipments increasing approximately 8 percent

•	Canadian recreational vehicle shipments increasing approximately 1 percent.

The average net sales price per unit for recreational vehicle products in fiscal year 2012 as compared to fiscal year 2011 increased approximately 8 percent. The increase is due to sales price adjustments with respect to increased material costs. In addition, the average net sales price increased as result of a shift in consumer preference toward recreational vehicles with higher price points; either through more square footage or greater amenities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2012 Compared to Fiscal 2011 — (Continued)

Cost of Sales

	2012	Percent of Net Sales*	2011	Percent of Net Sales*	Increase
	(Dollars in Thousands)
Housing	$107,272	98	$97,544	100	$9,728
Recreational vehicles	70,690	96	62,981	98	7,709

Consolidated	$177,962	97	$160,525	99	$17,437

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to certain manufacturing expenses being fixed amid rising sales.

Recreational vehicle cost of sales rose primarily due to an increase in unit shipments. As a percentage of net sales, cost of sales decreased due to material cost as a percentage of net sales declining as a result of a shift in consumer preference toward products with higher price points.

Selling and Administrative Expenses

	2012	Percent of Net Sales	2011	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$27,450	15	$28,490	18	$1,040

Selling and administrative expenses, in dollars and as a percent of net sales, decreased as a result of the Corporation’s efforts to reduce costs.

Operating Loss

	2012	Percent of Net Sales*	2011	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(13,440)	(12)	$(17,026)	(17)
Recreational vehicles	(6,808)	(9)	(7,490)	(12)
General corporate expenses	(2,318)	(1)	(2,172)	(1)
Gain on sale of idle property, plant and equipment	3,184	2	—	—

Total Operating loss	$(19,382)	(11)	$(26,688)	(16)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses and total operating loss are based on total net sales.

The operating loss for housing and recreational vehicles decreased due to increased unit shipments and improved margins. In addition, the housing segment also had decreased selling and administrative expenses.

General corporate expenses increased due to a $300,000 charge for the corporation’s liability for retirement and death benefits offered to certain current employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

In the second quarter of fiscal 2012, the Corporation sold idle housing facilities in Ocala, Florida and Ephrata, Pennsylvania. The sales resulted in gains of $1,114,000 and $1,386,000, respectively. In addition, the Corporation sold its aircraft in the fourth quarter of fiscal 2012 for a gain of $684,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	May 31,
	2012	2011	Decrease
	(Dollars in thousands)
Cash and U.S. Treasury Bills	$29,009	$44,721	$15,712
Current assets, exclusive of cash and U.S. Treasury Bills	$22,461	$23,660	$1,199
Current liabilities	$14,681	$14,716	$35
Working capital	$36,789	$53,665	$16,876

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $19,365,000 and dividends paid of $1,510,000; offset by $5,054,000 received from the sale of idle property, plant and equipment.

Current assets, exclusive of cash and U.S. Treasury Bills, decreased primarily due to a $278,000 decrease in Accounts receivable, and a $560,000 decrease in Other current assets. Accounts receivable declined due to the timing of payments from dealers and communities at May 31, 2012 as compared to May 31, 2011. Other current assets declined as a result of a refund of a workers’ compensation deposit that was received in June 2011.

Capital expenditures totaled $614,000 for fiscal 2012 as compared to $816,000 for fiscal 2011. Capital expenditures were made primarily to replace or refurbish machinery and equipment in addition to improving manufacturing efficiencies. In the third quarter of fiscal 2009, the Corporation began a project to implement an enterprise resource planning (ERP) system. The project is expected to last until the end of fiscal 2013, and the cost is to be paid out of the Corporation’s normal budget for capital expenditures. The amount of capital expended for this project through May 31, 2012 is approximately $956,000. The amount of capital expended in fiscal 2012 was approximately $21,000, while the amount expended in fiscal 2011 was approximately $85,000. The goal of the ERP system is to obtain better decision-making information, to react quicker to changes in market conditions, and lower the Corporation’s technology costs.

In the third quarter of fiscal 2012, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the upcoming fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “Fiscal 2012” section of Item 7.

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

Critical Accounting Policies — (Continued)

Deferred Tax Assets — (Continued)

The Corporation has a full valuation allowance against its deferred tax assets. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryfowards, state net operating loss carryfowards and temporary differences between financial and tax reporting. Additional information regarding the increase in the valuation allowance is referenced in Note 8 of the Notes to Consolidated Financial Statements.

Revenue Recognition

The Corporation’s accounting for revenue recognition is referenced in Note 1 of the Notes to Consolidated Financial Statements.

Product Warranties

As referenced in Note 1 of the Notes to Consolidated Financial Statements, homes are sold with a fifteen-month warranty and recreational vehicles are sold with a one-year warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.

Newly Issued Accounting Standards

The effect of newly issued accounting standards on the Corporation is addressed in Note 1 of the Notes to Consolidated Financial Statements.

Impact of Inflation

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. On a long-term basis, the Corporation has adjusted selling prices in reaction to changing costs due to inflation.

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Forward Looking Information — (Continued)

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

All other supplementary data is omitted because it is not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2012 and 2011, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Wayne, Indiana

July 23, 2012

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
ASSETS
Current Assets:
Cash	$12,011	$9,727
U.S. Treasury Bills, at cost plus accrued interest	16,998	34,994
Accounts receivable	11,199	11,477
Inventories	8,359	8,720
Other current assets	2,903	3,463

Total Current Assets	51,470	68,381

Property, Plant and Equipment, at Cost:
Land	3,918	4,063
Buildings and improvements	40,891	45,760
Machinery and equipment	18,122	23,300

	62,931	73,123
Less accumulated depreciation	45,856	52,998

	17,075	20,125
Idle property, net of accumulated depreciation	4,121	4,677

Net Property, Plant and Equipment	21,196	24,802

Other Assets	6,190	5,916

Total Assets	$78,856	$99,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,296	$3,392
Accrued salaries and wages	2,990	3,089
Accrued marketing programs	2,215	1,573
Accrued warranty and related expenses	3,870	3,366
Accrued workers’ compensation	435	822
Other accrued liabilities	1,875	2,474

Total Current Liabilities	14,681	14,716

Other Deferred Liabilities	8,011	7,344

Commitments and Contingencies — See Note 9
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	116,668	137,543
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	56,164	77,039

Total Liabilities and Shareholders’ Equity	$78,856	$99,099

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Years Ended May 31, 2012 and 2011

	2012	2011
	(Dollars in thousands, except share and per share amounts)
OPERATIONS
Net sales	$182,846	$162,327
Cost of sales	177,962	160,525

Gross profit	4,884	1,802
Selling and administrative expenses	27,450	28,490
Gain on sale of idle property, plant and equipment	3,184	—

Operating loss	(19,382)	(26,688)
Interest income	17	61

Loss before income taxes	(19,365)	(26,627)

Benefit from income taxes	—	—

Net loss	$(19,365)	$(26,627)

Basic loss per share	$(2.31)	$(3.17)

Cash dividends per share	$.18	$.72

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$137,543	$170,211
Net loss	(19,365)	(26,627)
Cash dividends paid	(1,510)	(6,041)

Balance at end of year	$116,668	$137,543

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,365)	$(26,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,359	2,683
Gain on sale of idle property, plant and equipment	(3,184)	—
Change in assets and liabilities:
Accrued interest receivable	5	(1)
Accounts receivable	278	(1,699)
Inventories	361	(1,964)
Other current assets	560	1,077
Accounts payable, trade	(96)	256
Accrued liabilities	61	772
Other, net	424	(72)

Net cash used in operating activities	(18,597)	(25,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	67,979	227,939
Purchase of U.S. Treasury Bills	(49,988)	(194,943)
Proceeds from sale of idle property, plant and equipment	5,054	—
Purchase of property, plant and equipment	(614)	(816)
Other, net	(40)	(105)

Net cash provided by investing activities	22,391	32,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,510)	(6,041)

Net cash used in financing activities	(1,510)	(6,041)

Net increase in cash	2,284	459
Cash at beginning of year	9,727	9,268

Cash at end of year	$12,011	$9,727

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities throughout the United States and Canada. Manufactured housing represents homes built according to a national code; modular housing represents homes built to a local code. These dealers and communities often utilize floor plan financing arrangements with lending institutions.

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

Property, Plant and Equipments — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At May 31, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont. At May 31, 2011, Idle property, net of accumulated depreciation consisted of manufacturing facilities in: Hemet, California; Ocala, Florida; Halstead Kansas; Mocksville, North Carolina and Ephrata, Pennsylvania.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2012.

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

Income Taxes — The Corporation recognizes deferred tax assets based on differences between the carrying values of assets for financial and tax reporting purposes. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income. Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management maintains a full valuation allowance against its deferred tax assets.

The Corporation reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U. S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were not affected by income taxes in fiscal 2012 and 2011.

Recently issued accounting pronouncements — There have been no recently issued accounting pronouncements that had a material effect on the Corporation’s financial condition or results of operations.

Management’s Plan — The Corporation’s management actively pursued and continues to pursue strategies to increase sales and decrease costs. These strategies include but are not limited to:

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

•	Increasing the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Redesigning the Corporation’s website and utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Streamlining operations as evidenced by the closure of the Vermont and California facilities

•	Selling non-strategic assets such as the Florida and Pennsylvania facilities and the aircraft

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when appropriate.

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation continues to remain diligent for any challenges that may occur.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 2	Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gain	Fair Value
	(Dollars in thousands)
May 31, 2012
U. S. Treasury Bills	$16,998	$5	$17,003

May 31, 2011
U. S. Treasury Bills	$34,994	$11	$35,005

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2011, the U.S. Treasury Bills matured within five months. At May 31, 2012, the U.S. Treasury Bills matures within four months.

NOTE 3	Inventories

Total inventories consist of the following:

	May 31,
	2012	2011
	(Dollars in thousands)
Raw materials	$4,743	$5,016
Work in process	2,543	3,300
Finished goods	1,073	404

	$8,359	$8,720

NOTE 4	Property, Plant and Equipment

During fiscal 2012, the Corporation sold two idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of the facilities was $1,114,000 and $1,386,000, respectively. In addition, the Corporation sold its aircraft for a gain of $684,000.

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which aggregated $6,126,000 and $5,582,000 at May 31, 2012 and 2011, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Year Ended May 31,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$4,966	$4,839
Accruals for warranties	5,990	5,040
Settlements made during the period	(5,086)	(4,913)

Balance at the end of the period	5,870	4,966
Non-current balance included in other deferred liabilities	2,000	1,600

Accrued warranty and related expenses	$3,870	$3,366

NOTE 7	Other Deferred Liabilities

Other deferred liabilities consist of the following:

	May 31,
	2012	2011
	(Dollars in thousands)
Deferred compensation expense	$6,011	$5,744
Accrued warranty and related expenses	2,000	1,600

	$8,011	$7,344

Additional information regarding deferred compensation expense is in Note 12.

NOTE 8	Income Taxes

The Corporation had no federal and state income tax benefit for the years ended May 31, 2012 and 2011.

The difference between the Corporation’s statutory federal income tax rate 34 percent in fiscal 2012 and 2011, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year Ended May 31,
	2012	2011
	(Dollars in thousands)
Income taxes at statutory federal rate	$(6,584)	$(9,062)
State income taxes	(47)	(731)
State net operating loss	(1,047)	(1,699)
New Energy Efficient Home Credit	(117)	(297)
Alternative Fuel Credit	(12)	(19)
Other federal credits	(7)	(26)
Increase in deferred tax assets valuation allowance	7,436	12,019
Other, net	378	(185)

Income tax benefit	$—	$—

Effective tax rate	0%	0%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 8	Income Taxes — (Continued)

Components of the net deferred tax assets include:

	May 31,
	2012	2011
	(Dollars in thousands)
Current deferred tax assets
Accrued marketing programs	$207	$196
Accrued warranty expense	1,842	1,352
Accrued workers’ compensation	843	1,031
Accrued vacation	345	383
Other	180	322

Gross current deferred tax assets	3,417	3,284

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,286	2,167
Accrued warranty expense	525	643
Federal net operating loss carryforward	22,747	16,481
Federal tax credit carryforward	1,038	894
State net operating loss carryforward	6,775	5,728
Depreciation	755	569
Other	(90)	251

Gross noncurrent deferred tax assets	34,036	26,733

Total gross deferred tax assets	37,453	30,017
Valuation allowance	(37,453)	(30,017)

Net deferred tax assets	$—	$—

The Corporation’s gross deferred tax assets of approximately $37 million consist of approximately $24 million in federal net operating loss and tax credit carryforwards, $7 million in state net operating loss carryforwards and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2008. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2012 and 2011.

NOTE 9	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2012, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $64 million at May 31, 2012 and $52 million at May 31, 2011.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2012 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year Ended May 31,
	2012	2011
	(Dollars in thousands)
Number of units repurchased	—	1
Obligations from units repurchased	$—	$14
Net losses on repurchased units	$—	$1

The Corporation is a party to various legal proceedings in the normal course of business. One settled proceeding in particular is the case of FEMA Trailer Formaldehyde Product Liability Litigation, Multidistrict Litigation (“MDL”) No. 1873, before the United States District Court, Eastern District of Louisiana. This MDL relates to alleged formaldehyde exposure in emergency housing units provided by the Federal Emergency Management Agency (“FEMA”) to individuals displaced by Hurricanes Katrina and Rita. Although the Corporation did not have a contract with FEMA, its independent recreational vehicle dealers sold recreational vehicles to the agency.

During the third quarter of fiscal 2012, the court presiding over the MDL issued an order to have plaintiffs and defendants participate in mediation. From this mediation the Corporation and the plaintiffs agreed to a settlement of $737,000. In accruing for the settlement, an expense of approximately $400,000 was recognized in the third quarter. The Corporation remitted the $737,000 to the United States District Court, Eastern District of Louisiana in the fourth quarter of fiscal 2012.

The Corporation believes that any losses from any pending legal proceedings would not have a material adverse effect on the results of operations or financial position.

The Corporation leases office and manufacturing equipment under non-cancelable operating lease agreements. Leases have various renewal terms, and generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense totaled approximately $440,000 and $381,000 for fiscal years 2012 and 2011, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies — (Continued)

Future minimum lease commitments under operating leases are as follows:

Year Ending May 31,	Amount
(Dollars in thousands)
2013	$331
2014	258
2015	176
2016	101
2017	19
Thereafter	15

$900

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

NOTE 10	Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2012 and 2011, the Corporation did not acquire any shares of its common stock. At May 31, 2012, the Corporation had authorization to repurchase an additional 391,300 of its common stock.

NOTE 11	Profit Sharing and 401(K) Plans

The Corporation has two defined contribution profit sharing plans (“Plans”), which together cover substantially all of its employees. The Corporation has the right to modify, suspend or discontinue contributions. Assets of the Plans are invested primarily in mutual funds which have as underlying assets United States Government Securities. No contributions were made for the fiscal years ended May 31, 2012 and 2011.

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not currently provide a matching contribution to the 401(k) Plan.

On June 1, 2012, the assets of the two Profit Sharing Plans merged into the 401(k) Plan. Additional information regarding the merger is located in the “Defined Contribution Profit Sharing and 401(k) Plan” section of the Corporation’s 2012 Proxy Statement.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	to an employee in the event of retirement or disability to be paid over 10 years beginning at the date of retirement or disability

•	in the event of death, the employee’s beneficiary will receive the balance due the employee

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 4.5 percent in fiscal 2012 and 5.5 percent in fiscal 2011. The current and non-current amounts accrued for such arrangements totaled $6,316,000 and $6,049,000 at May 31, 2012 and 2011, respectively. The amount charged to operations under these arrangements was $414,000 and $101,000 for fiscal 2012 and 2011, respectively.

NOTE 13	Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of housing and recreational vehicle net sales is:

	Year Ended May 31,
	2012	2011
Manufactured Housing
Domestic	48%	50%
Canadian	—	1

	48	51
Modular Housing
Domestic	9	8
Canadian	3	1

	12	9

Total Housing	60	60
Recreational Vehicles
Domestic	30	30
Canadian	10	10

Total Recreational Vehicles	40	40

	100%	100%

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Industry Segment Information — (Continued)

	Year Ended May 31
	2012	2011
	(Dollars in thousands)
NET SALES
Manufactured Housing
Domestic	$87,487	$81,880
Canadian	—	830

	87,487	82,710
Modular Housing
Domestic	15,852	13,039
Canadian	5,818	2,173

	21,670	15,212

Total Housing	109,157	97,922

Recreational Vehicles
Domestic	55,003	47,868
Canadian	18,686	16,537

Total Recreational Vehicles	73,689	64,405

Total Net sales	$182,846	$162,327

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(13,440)	$(17,026)
Recreational vehicles	(6,808)	(7,490)
General corporate expense	(2,318)	(2,172)
Gain on sale of idle property, plant and equipment	3,184	—

Total operating loss	(19,382)	(26,688)
Interest income	17	61

Loss before income taxes	$(19,365)	$(26,627)

IDENTIFIABLE ASSETS
Operating assets
Housing	$40,985	$42,111
Recreational vehicles	20,873	21,994

Total operating assets	61,858	64,105
U.S. Treasury bills	16,998	34,994

Total assets	$78,856	$99,099

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Industry Segment Information — (Continued)

	Year Ended May 31
	2012	2011
	(Dollars in thousands)
DEPRECIATION
Housing	$1,762	$2,171
Recreational vehicles	597	512

Total depreciation	$2,359	$2,683

CAPITAL EXPENDITURES
Housing	$450	$522
Recreational vehicles	164	294

Total capital expenditures	$614	$816

NOTE 14	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$50,284	$45,296	$36,805	$50,461	$182,846
Gross profit (loss)	1,044	1,265	(692)	3,267	4,884
Net loss	(6,845)	(3,422)	(7,387)	(1,711)	(19,365)
Basic loss per share	(.82)	(.40)	(.88)	(.21)	(2.31)

2011	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$45,827	$36,621	$31,776	$48,103	$162,327
Gross profit (loss)	1,747	(623)	(1,718)	2,396	1,802
Net loss	(6,065)	(7,756)	(8,742)	(4,064)	(26,627)
Basic loss per share	(.72)	(.93)	(1.04)	(.48)	(3.17)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2012, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2012.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2012.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012. In addition, on September 26, 2011 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 26, 2011. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position
Thomas G. Deranek	76	Chairman and Chief Executive Officer
Charles W. Chambliss	62	Vice President-Product Development and Engineering
Terrence M. Decio	60	Vice President-Marketing and Sales
Martin R. Fransted	60	Corporate Controller and Secretary
Bruce G. Page	62	Vice President-Chief Operating Officer
Jon S. Pilarski	49	Vice President-Finance & Treasurer, Chief Financial Officer

Thomas G. Deranek, Chairman and Chief Executive Officer, joined the Corporation in 1964. He served as Chief of Staff from 1991 to 2001, and Vice Chairman from 2001 to 2007. He was elected Chief Executive Officer in 2001 and Chairman in 2007.

Charles W. Chambliss, Vice President-Product Development and Engineering, joined the Corporation in 1973 and was elected Vice President in 1996. Mr. Chambliss retired as Vice President-Product Development and Engineering on June 1, 2012.

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

Bruce G. Page, Vice President-Chief Operating Officer, joined the Corporation in 1969 and was elected Chief Operating Officer in 2011. He previously served as Vice President-Operations from 2006 to 2011, and Director of Operations from 2005 to 2006.

Jon S. Pilarski, Vice President-Finance & Treasurer, Chief Financial Officer, joined the Corporation in 1994. He served as Corporate Controller from 1997 to 2007 and was elected Vice President in 2007.

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Director Qualifications and Biographical Information”; “Committees”; “Code of Business Conduct and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 2012 is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding executive compensation is available in the “Executive Compensation” section of the Corporation’s Proxy Statement.

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

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)(i)	Articles of Incorporation
(3)(ii)	By-Laws
(14)	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d —14(a)
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d —14(a)
(32.1)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

BY:	/s/ Thomas G. Deranek
Thomas G. Deranek, Chairman, Chief Executive Officer and Director

DATE: July 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President-Finance & Treasurer, Chief Financial Officer	July 23, 2012

BY:	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 23, 2012

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	July 23, 2012

BY:	/s/ John C. Firth John C. Firth	Director	July 23, 2012

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 23, 2012

BY:	/s/ William H. Lawson William H. Lawson	Director	July 23, 2012

BY:	/s/ David T. Link David T. Link	Director	July 23, 2012

BY:	/s/ Andrew J. McKenna Andrew J. McKenna	Director	July 23, 2012