Form 10-Q
period 2012-08-31
SKYLINE CORP
filed 2012-10-05
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 5, 2012
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,012	$12,011
U.S. Treasury Bills, at cost plus accrued interest	15,998	16,998
Accounts receivable	11,011	11,199
Inventories	9,750	8,359
Other current assets	3,951	2,903

Total Current Assets	49,722	51,470

Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,896	40,891
Machinery and equipment	18,125	18,122

	62,939	62,931
Less accumulated depreciation	46,293	45,856

	16,646	17,075
Idle property, net of accumulated depreciation	4,016	4,121

Net Property, Plant and Equipment	20,662	21,196

Other Assets:	6,242	6,190

Total Assets	$76,626	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	August 31, 2012	May 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$4,260	$3,296
Accrued salaries and wages	2,410	2,990
Accrued marketing programs	3,048	2,215
Accrued warranty and related expenses	4,198	3,870
Accrued workers’ compensation	176	435
Other accrued liabilities	1,789	1,875

Total Current Liabilities	15,881	14,681

Other Deferred Liabilities	8,049	8,011

Commitments and Contingencies – See Note 6

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	113,200	116,668
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	52,696	56,164

Total Liabilities and Shareholders’ Equity	$76,626	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month Periods Ended August 31, 2012 and 2011

(Dollars in thousands, except share and per share amounts)

	2012	2011
	(Unaudited)
OPERATIONS:
Net sales	$49,920	$50,284
Cost of sales	46,861	49,240

Gross profit	3,059	1,044
Selling and administrative expenses	6,530	7,896

Operating loss	(3,471)	(6,852)
Interest income	3	7

Loss before income taxes	(3,468)	(6,845)
Benefit from income taxes	—	—

Net loss	$(3,468)	$(6,845)

Basic loss per share	$(.41)	$(.82)

Cash dividends per share	$—	$.09

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$116,668	$137,543
Net loss	(3,468)	(6,845)
Cash dividends paid	—	(755)

Balance at end of period	$113,200	$129,943

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended August 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,468)	$(6,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	544	615
Changes in assets and liabilities:
Accrued interest receivable	2	7
Accounts receivable	188	884
Inventories	(1,391)	(1,554)
Other current assets	(1,048)	183
Accounts payable, trade	964	(74)
Accrued liabilities	236	1,640
Other, net	(30)	(2)

Net cash used in operating activities	(4,003)	(5,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	14,995	26,986
Purchase of U.S. Treasury Bills	(13,997)	(22,994)
Purchase of property, plant and equipment	(15)	(353)
Other, net	21	(48)

Net cash provided by investing activities	1,004	3,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(755)

Net cash used in financing activities	—	(755)

Net decrease in cash	(2,999)	(2,310)
Cash at beginning of period	12,011	9,727

Cash at end of period	$9,012	$7,417

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2012, in addition to the consolidated results of operations and consolidated cash flows for the three-month periods ended August 31, 2012 and 2011. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2012 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment — (Continued)

If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at August 31, 2012.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

Management’s Plan — The Corporation’s management is actively pursing strategies to increase sales and decrease costs. These strategies include but are not limited to:

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

NOTE 2 Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
August 31, 2012
U. S. Treasury Bills	$15,998	$3	$16,001

May 31, 2012
U. S. Treasury Bills	$16,998	$5	$17,003

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2012, the U.S. Treasury Bills matured within four months. At August 31, 2012, the U.S. Treasury Bills matures within three months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 Inventories

Total inventories consist of the following:

	August 31, 2012	May 31, 2012
	(Dollars in thousands)
Raw materials	$5,220	$4,743
Work in process	2,744	2,543
Finished goods	1,786	1,073

	$9,750	$8,359

NOTE 4 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended August 31,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$5,870	$4,966
Accruals for warranties	1,685	1,355
Settlements made during the period	(1,357)	(1,330)

Balance at the end of the period	6,198	4,991

Non-current balance included in other deferred liabilities	2,000	1,600

Accrued warranty and related expenses	$4,198	$3,391

NOTE 5 Income Taxes

The Corporation’s gross deferred tax assets of approximately $39 million consist of approximately $25 million in federal net operating loss and tax credit carryforwards, $7 million in state net operating loss carryforwards and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Commitments and Contingencies

The Corporation was contingently liable at August 31, 2012 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $69 million at August 31, 2012 and approximately $64 million at May 31, 2012.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2012 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units for the first quarter of fiscal 2013 and 2012.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle net sales is:

	Three-Months Ended August 31,
	2012	2011
Domestic Manufactured Housing	46%	47%

Modular Housing
Domestic	12	8
Canadian	4	3

	16	11

Total Housing	62	58

Recreational Vehicles
Domestic	32	32
Canadian	6	10

Total Recreational Vehicles	38	42

	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Industry Segment Information — (Continued)

	Three-Months Ended August 31,
	2012	2011
	(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$23,133	$23,676

Modular Housing
Domestic	6,037	4,213
Canadian	1,742	1,254

	7,779	5,467

Total Housing	30,912	29,143

Recreational Vehicles
Domestic	15,933	16,162
Canadian	3,075	4,979

Total Recreational Vehicles	19,008	21,141

Total Net sales	$49,920	$50,284

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(1,637)	$(4,406)
Recreational vehicles	(1,324)	(1,875)
General corporate expense	(510)	(571)

Total operating loss	(3,471)	(6,852)
Interest income	3	7

Loss before income taxes	$(3,468)	$(6,845)

Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has eleven manufacturing facilities in ten states. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by declining or stagnating unit shipments. This decline or stagnation, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to July 2012 however, total industry shipments were approximately 32,000 units, an approximately 19 percent increase from the same period a year ago.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions-(Continued)

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2005 to 2011, total industry shipments decreased from approximately 43,000 to 12,000 units, a decline of 72 percent. Information related to the Canadian modular housing industry is not available.

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

First Quarter Fiscal 2013 Results

The Corporation experienced the following results during the first quarter of fiscal 2013:

•	Total net sales were $49,920,000, an approximate 1 percent decrease from the $50,284,000 reported in the same period a year ago.

•	Housing net sales were $30,912,000, an approximate 6 percent increase from the $29,143,000 realized in the first quarter of fiscal 2012.

•	Recreational vehicle net sales were $19,008,000 in the first quarter of fiscal 2013, an approximate 10 percent decrease from $21,141,000 in the first quarter of fiscal 2012.

•

Net loss for the first quarter of fiscal 2013 was $3,468,000 as compared to $6,845,000 for the first quarter of fiscal 2012. On a per share basis, net loss was $.41 as compared to $.82 for the same period a year ago.

The Corporation’s housing segment experienced increased net sales in first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, and management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment experienced decreased net sales in the first quarter of fiscal 2013; caused primarily by a decline in sales to Canadian dealers. Regarding the business environment for fiscal 2013, the RVIA forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 235,000 units; a 10 percent increase from calendar 2011’s total of approximately 213,000 units. The RVIA also forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 238,000 units; an 1 percent increase from calendar year 2012’s total. Despite this favorable trend, business conditions in fiscal 2013 could be negatively impacted by adverse factors previously referenced by the RVIA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

First Quarter Fiscal 2013 Results — (Continued)

The Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2012 Compared to Three-Month Period Ended August 31, 2011 (Unaudited)

Net Sales and Unit Shipments

	August 31, 2012	Percent	August 31, 2011	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$23,133	46	$23,676	47	$(543)

Modular Housing
Domestic	6,037	12	4,213	8	1,824
Canadian	1,742	4	1,254	3	488

	7,779	16	5,467	11	2,312

Total Housing	30,912	62	29,143	58	1,769

Recreational Vehicles
Domestic	15,933	32	16,162	32	(229)
Canadian	3,075	6	4,979	10	(1,904)

Total Recreational Vehicles	19,008	38	21,141	42	(2,133)

Total Net Sales	$49,920	100	$50,284	100	$(364)

Unit Shipments
Domestic Manufactured Housing	525	27	519	25	6

Modular Housing
Domestic	90	5	72	3	18
Canadian	28	1	22	1	6

	118	6	94	4	24

Total Housing	643	33	613	29	30

Recreational Vehicles
Domestic	1,121	58	1,173	56	(52)
Canadian	172	9	312	15	(140)

Total Recreational Vehicles	1,293	67	1,485	71	(192)

Total Unit Shipments	1,936	100	2,098	100	(162)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2012 Compared to Three-Month Period Ended August 31, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 6 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales decreasing approximately 2 percent as a result of a decline in the average net sales price per unit which was more than offset by

•	Domestic modular housing net sales increasing approximately 43 percent

•	Canadian modular housing net sales increasing approximately 39 percent.

Housing unit shipments increased approximately 5 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 1 percent

•	Domestic modular shipments increasing approximately 25 percent

•	Canadian modular shipments increasing approximately 27 percent.

Total domestic manufactured housing unit shipments increased approximately 1 percent. Industry unit shipments for these products increased approximately 10 percent from May to July 2012, the latest three months available as compared to the same period the year prior. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network.

Compared to prior year, the average net sales price for domestic manufactured housing decreased approximately 3 percent; primarily due to homes sold with less square footage and fewer amenities. The average net sales price for domestic modular and Canadian modular housing products increased approximately 15 percent and 9 percent, respectively. These increases are the result of homes being sold with larger square footage and greater amenities.

Recreational vehicle net sales decreased approximately 10 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 1 percent

•	Canadian recreational vehicle net sales decreasing approximately 38 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2012 Compared to Three-Month Period Ended August 31, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 13 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 4 percent

•	Canadian recreational vehicle shipments decreasing approximately 45 percent.

Unit shipments for travel trailers and fifth wheels decreased approximately 13 percent. Industry shipments for these products from May to July 2012, the latest three months available, as compared to the same period the year prior increased approximately 11 percent. The Corporation’s unit shipments lagged the industry due to decreased demand from Canadian dealers. In addition, some competitors maintained larger quantities of finished goods inventory; resulting in an ability to more quickly meet dealer demand. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012 increased approximately 3 percent; primarily due to sales price adjustments resulting from higher material costs.

Cost of Sales

	August 31, 2012	Percent of Net Sales *	August 31, 2011	Percent of Net Sales*	Increase (Decrease)
	(Dollars in thousands)
Housing	$28,831	93	$29,108	100	$(277)
Recreational vehicles	18,030	95	20,132	95	(2,102)

Consolidated	$46,861	94	$49,240	98	$(2,379)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales decreased primarily as a result of decreased manufacturing expenses. As a percentage of sales, cost of sales decreased due to improved margins and lower manufacturing expenses. Recreational vehicle cost of sales decreased due to lower sales.

Selling and Administrative Expenses

	August 31, 2012	Percent of Net Sales	August 31, 2011	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$6,530	13	$7,896	16	$1,366

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2012 Compared to Three-Month Period Ended August 31, 2011 (Unaudited) — (Continued)

Selling and Administrative Expenses — (Continued)

Selling and administrative expenses, in dollars and as a percent of net sales, decreased as a result of the Corporation’s continuing efforts to reduce costs.

Operating Loss

	August 31, 2012	Percent of Net Sales *	August 31, 2011	Percent of Net Sales *
	(Dollars in Thousands)
Housing	$(1,637)	(5)	$(4,406)	(15)
Recreational vehicles	(1,324)	(7)	(1,875)	(9)
General corporate expenses	(510)	(1)	(571)	(1)

Total Operating loss	$(3,471)	(7)	$(6,852)	(14)

*	The percentages for manufactured housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses and total operating loss earnings are based on total net sales.

The operating loss for the housing segment decreased due to increased unit shipments, improved margins and decreased selling and administrative expenses.

The operating loss for the recreational vehicle segments decreased primarily as a result of decreased selling and administrative expenses.

General corporate expenses decreased primarily due to the closure of the Corporation’s aviation department.

Liquidity and Capital Resources

	August 31, 2012	May 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Cash and U.S. Treasury Bills	$25,010	$29,009	$(3,999)
Current assets, exclusive of cash and U.S. Treasury Bills	$24,712	$22,461	$2,251
Current liabilities	$15,881	$14,681	$1,200
Working capital	$33,841	$36,789	$(2,948)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $3,468,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $1,391,000 increase in inventories, and a $1,048,000 increase in other assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Inventories increased primarily as a result of a greater number of homes and recreational vehicles being used as displays at trade shows and the Corporation’s facilities. In addition, inventories increased as a result of greater production occurring at August 31, 2012 as compared to May 31, 2012.

Other current assets increased due to an insurance claim receivable. The Corporation owns an insurance policy that reimburses the Corporation when medical claims exceed a certain threshold. In the first quarter of fiscal 2013, the Corporation filed a claim under this policy.

Current liabilities increased as a result of changes that occurred in accounts payable, accrued salaries and wages and accrued marketing programs. Accounts payable increased $964,000 primarily due to increased production at August 31, 2012 as compared to May 31, 2012; in addition to the timing of payment to vendors. Accrued salaries and wages decreased $580,000 due to the timing of payments to employees at August 31, 2012 as compared to May 31, 2012. Accrued marketing programs increased $833,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $15,000 for the first quarter of fiscal 2013 as compared to $353,000 for the first quarter of fiscal 2012.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the current fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “First Quarter Fiscal 2013 Results” section of Item 2.

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

Not applicable.

Item 4.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of August 31, 2012 the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2012.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2012 filed by the registrant with the Commission.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2012.

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

SKYLINE CORPORATION

DATE: October 5, 2012	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 5, 2012	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.