Form 10-Q
period 2012-11-30
SKYLINE CORP
filed 2013-01-11
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 11, 2013
Common Stock	8,391,244

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash	$9,670	$12,011
Restricted cash	600	—
U.S. Treasury Bills, at cost plus accrued interest	13,998	16,998
Accounts receivable	8,356	11,199
Note receivable, current	45	—
Inventories	10,711	8,359
Other current assets	3,970	2,903

Total Current Assets	47,350	51,470

Note Receivable, non-current	1,655	—

Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,896	40,891
Machinery and equipment	18,053	18,122

	62,867	62,931
Less accumulated depreciation	46,653	45,856

	16,214	17,075
Idle property, net of accumulated depreciation	3,294	4,121

Net Property, Plant and Equipment	19,508	21,196

Other Assets	6,121	6,190

Total Assets	$74,634	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	November 30, 2012	May 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$2,914	$3,296
Accrued salaries and wages	2,576	2,990
Accrued marketing programs	3,547	2,215
Accrued warranty and related expenses	4,414	3,870
Accrued workers’ compensation	378	435
Other accrued liabilities	1,844	1,875

Total Current Liabilities	15,673	14,681

Other Deferred Liabilities	7,990	8,011

Commitments and Contingencies – See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	111,475	116,668
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	50,971	56,164

Total Liabilities and Shareholders’ Equity	$74,634	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Six-Month Periods Ended November 30, 2012 and 2011

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
OPERATIONS:
Net sales	$41,836	$45,296	$91,756	$95,580
Cost of sales	39,162	44,031	86,023	93,271

Gross profit	2,674	1,265	5,733	2,309
Selling and administrative expenses	5,819	7,191	12,349	15,087
Gain on sale of idle property, plant and equipment	1,411	2,500	1,411	2,500

Operating loss	(1,734)	(3,426)	(5,205)	(10,278)
Interest income	9	4	12	11

Loss before income taxes	(1,725)	(3,422)	(5,193)	(10,267)
Benefit from income taxes	—	—	—	—

Net loss	$(1,725)	$(3,422)	$(5,193)	$(10,267)

Basic loss per share	$(.21)	$(.40)	$(.62)	$(1.22)

Cash dividends per share	$—	$.09	$—	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$113,200	$129,943	$116,668	$137,543
Net loss	(1,725)	(3,422)	(5,193)	(10,267)
Cash dividends paid	—	(756)	—	(1,511)

Balance at end of period	$111,475	$125,765	$111,475	$125,765

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended November 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,193)	$(10,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,032	1,203
Gain on sale of idle property, plant and equipment	(1,411)	(2,500)
Change in assets and liabilities:
Restricted cash	(600)	—
Accrued interest receivable	3	5
Accounts receivable	2,843	3,533
Inventories	(2,352)	(1,314)
Other current assets	(1,067)	360
Accounts payable, trade	(382)	(728)
Accrued liabilities	1,374	1,963
Other, net	(37)	31

Net cash used in operating activities	(5,790)	(7,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	34,991	34,985
Purchase of U.S. Treasury Bills	(31,994)	(30,991)
Proceeds from sale of idle property, plant and equipment	348	4,071
Purchase of property, plant and equipment	(26)	(466)
Other, net	130	(45)

Net cash provided by investing activities	3,449	7,554

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(1,511)

Net cash used in financing activities	—	(1,511)

Net decrease in cash	(2,341)	(1,671)
Cash at beginning of period	12,011	9,727

Cash at end of period	$9,670	$8,056

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$1,700	$—

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2012, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2012 and 2011. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing. Interest is accrued on a monthly basis. In addition, no allowance for credit losses exist due to the recent recording of the receivable, and there being no expected loss at this time. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment (continued) — Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years.

At November 30, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont. At May, 31, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at November 30, 2012.

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

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Income Taxes (continued) — The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Management’s Plan — The Corporation’s management is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

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

NOTE 2 Restricted Cash

In the second quarter of fiscal 2013, the Corporation entered into an agreement to build and sell 60 manufactured homes to Stewart Homes, Inc., one of its dealers. Stewart Homes Inc. also entered into an agreement to sell these homes to Oakridge Family Homes, L.P., a California limited partnership. As a function of Oakridge Family Homes, L.P. purchasing the 60 homes, the Corporation pledged a $600,000 certificate of deposit as security for certain performances. The Certificate of Deposit will remain pledged until terms of the Certificate of Deposit Proceeds and Security Agreement between the Corporation and Oakridge Family Homes, L.P. are completed, which is expected to occur within one year.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
November 30, 2012
U. S. Treasury Bills	$13,998	$2	$14,000

May 31, 2012
U. S. Treasury Bills	$16,998	$5	$17,003

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2012, the U.S. Treasury Bills matured within four months. At November 30, 2012, the U.S. Treasury Bills matures within three months.

NOTE 4 Inventories

Total inventories consist of the following:

	November 30, 2012	May 31, 2012
	(Dollars in thousands)
Raw materials	$5,329	$4,743
Work in process	2,526	2,543
Finished goods	2,856	1,073

	$10,711	$8,359

NOTE 5 Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the period	$5,870	$4,966
Accruals for warranties	3,197	2,936
Settlements made during the period	(2,653)	(2,693)

Balance at the end of the period	6,414	5,209

Non-current balance included in other deferred liabilities	2,000	1,600

Accrued warranty and related expenses	$4,414	$3,609

NOTE 7 Income Taxes

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

NOTE 8 Commitments and Contingencies

The Corporation was contingently liable at November 30, 2012 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $72 million at November 30, 2012 and approximately $64 million at May 31, 2012.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 Commitments and Contingencies — (Continued)

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2012 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units for the second quarter of fiscal 2013 and 2012.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

As referenced in Note 2 in the Notes to Consolidated Financial Statements, the Corporation pledged a $600,000 certificate of deposit as security for certain performances in providing 60 manufactured homes to Oakridge Family Homes, L.P. The Certificate of Deposit will remain pledged until terms of the Certificate of Deposit Proceeds and Security Agreement between the Corporation and Oakridge Family Homes, L.P. are completed, which is expected to occur with one year.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

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

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Domestic Manufactured Housing	51%	55%	48%	51%

Modular Housing
Domestic	14	10	13	9
Canadian	3	6	4	4

	17	16	17	13

Total Housing	68	71	65	64

Recreational Vehicles
Domestic	25	25	29	29
Canadian	7	4	6	7

Total Recreational Vehicles	32	29	35	36

	100%	100%	100%	100%

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Industry Segment Information — (Continued)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$21,288	$25,117	$44,421	$48,793

Modular Housing
Domestic	5,755	4,541	11,792	8,754
Canadian	1,502	2,502	3,244	3,756

	7,257	7,043	15,036	12,510

Total Housing	28,545	32,160	59,457	61,303

Recreational Vehicles
Domestic	10,460	11,437	26,393	27,599
Canadian	2,831	1,699	5,906	6,678

Total Recreational Vehicles	13,291	13,136	32,299	34,277

Total Net Sales	$41,836	$45,296	$91,756	$95,580

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(1,733)	$(3,400)	$(3,370)	$(7,806)
Recreational vehicles	(929)	(1,865)	(2,253)	(3,740)
General corporate expense	(483)	(661)	(993)	(1,232)
Gain on sale of idle property, plant and equipment	1,411	2,500	1,411	2,500

Total operating loss	(1,734)	(3,426)	(5,205)	(10,278)
Interest income	9	4	12	11

Loss before income taxes	$(1,725)	$(3,422)	$(5,193)	$(10,267)

Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Gain on Sale of Idle Property, Plant and Equipment

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of these facilities was $1,411,000.

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

Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “AlumaSky”; “Koala”; “Layton”; “Mountain View”; “Nomad”; “Skycat”; “Texan”; “Wagoneer”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by declining or stagnating unit shipments. This decline or stagnation, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. From January to November 2012 however, total industry shipments were approximately 51,000 units, an approximately 8 percent increase from the same period a year ago.

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

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA), notes that uncertainty about job and income prospects, stagnating wages, depressed home values and the likelihood of rising taxes could adversely affect recreational vehicle sales.

Second Quarter Fiscal 2013 Results

The Corporation experienced the following results during the second quarter of fiscal 2013:

•	Total net sales were $41,836,000, an approximate 8 percent decrease from the $45,296,000 reported in the same period a year ago.

•	Housing net sales were $28,545,000, an approximate 11 percent decrease from the $32,160,000 realized in the second quarter of fiscal 2012.

•	Recreational vehicle net sales were $13,291,000 in the second quarter of fiscal 2013, an approximate 1 percent increase from $13,136,000 in the second quarter of fiscal 2012.

•	The Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of the facilities was $1,411,000.

•	Net loss for the second quarter of fiscal 2013 was $1,725,000 as compared to $3,422,000 for the second quarter of fiscal 2012. On a per share basis, net loss was $.21 as compared to $.40 for the same period a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Second Quarter Fiscal 2013 Results — (Continued)

The Corporation’s housing segment experienced decreased net sales in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, and management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment experienced slightly increased net sales in the second quarter of fiscal 2013. Regarding the business environment for fiscal 2013, the RVIA forecasts calendar 2012 travel trailer and fifth wheel shipments of approximately 236,000 units; a 11 percent increase from calendar 2011’s total of approximately 213,000 units. The RVIA also forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 249,000 units; a 6 percent increase from calendar year 2012’s total. Despite this favorable trend, business conditions in fiscal 2013 could be negatively impacted by adverse factors previously referenced by the RVIA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2012 Compared to Three-Month Period Ended November 30, 2011 (Unaudited)

Net Sales and Unit Shipments

	November 30, 2012	Percent	November 30, 2011	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$21,288	51%	$25,117	55%	$(3,829)

Modular Housing
Domestic	5,755	14	4,541	10	1,214
Canadian	1,502	3	2,502	6	(1,000)

	7,257	17	7,043	16	214

Total Housing	28,545	68	32,160	71	(3,615)

Recreational Vehicles
Domestic	10,460	25	11,437	25	(977)
Canadian	2,831	7	1,699	4	1,132

Total Recreational Vehicles	13,291	32	13,136	29	155

Total Net Sales	$41,836	100%	$45,296	100%	$(3,460)

Unit Shipments
Domestic Manufactured Housing	441	31%	566	36%	(125)

Modular Housing
Domestic	88	6	83	5	5
Canadian	24	1	47	3	(23)

	112	7	130	8	(18)

Total Housing	553	38	696	44	(143)

Recreational Vehicles
Domestic	697	49	799	50	(102)
Canadian	187	13	95	6	92

Total Recreational Vehicles	884	62	894	56	(10)

Total Unit Shipments	1,437	100%	1,590	100%	(153)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2012 Compared to Three-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales decreased approximately 11 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing net sales decreasing approximately 15 percent

•	Domestic modular housing net sales increasing approximately 27 percent

•	Canadian modular housing net sales decreasing approximately 40 percent.

Housing unit shipments decreased approximately 21 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing shipments decreasing approximately 22 percent

•	Domestic modular housing shipments increasing approximately 6 percent

•	Canadian modular housing shipments decreasing approximately 49 percent.

Total domestic manufactured housing unit shipments decreased approximately 22 percent. Industry unit shipments for these products decreased approximately 12 percent from September to November, 2012 as compared to the same period the year prior. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network.

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 9 percent; primarily due to homes sold with more square footage and greater amenities. The average net sales price for domestic modular and Canadian modular housing products increased approximately 20 percent and 18 percent, respectively. These increases are also the result of homes being sold with larger square footage and greater amenities.

Recreational vehicle net sales increased approximately 1 percent. The increase was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 9 percent

•	Canadian recreational vehicle net sales increasing approximately 67 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2012 Compared to Three-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Recreational vehicle unit shipments decreased approximately 1 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing proximately 13 percent

•	Canadian recreational vehicle shipments increasing 97 percent.

Unit shipments for travel trailers and fifth wheels increased approximately 1 percent. Industry shipments for these products from September to November, 2012 as compared to the same period the year prior increased approximately 22 percent. The Corporation’s unit shipments lagged the industry due to some competitors maintaining larger quantities of finished goods inventory; resulting in an ability to more quickly meet dealer demand. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012 increased approximately 2 percent; primarily due to sales price adjustments resulting from higher material costs.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of
	2012	Net Sales*	2011	Net Sales*	Decrease
	(Dollars in Thousands)
Housing	$26,646	93	$31,246	97	$(4,600)
Recreational vehicles	12,516	94	12,785	97	(269)

Consolidated	$39,162	94	$44,031	97	$(4,869)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales declined due to decreased unit shipments. As a percentage of net sales, housing cost of sales decreased due to improved margins from a change in product mix.

Recreational vehicle cost of sales, in dollars and as a percentage of net sales, decreased primarily as a result of decreased manufacturing expenses.

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2012	Net Sales	2011	Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$5,819	14	$7,191	16	$(1,372)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2012 Compared to Three-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Selling and Administrative Expenses — (Continued)

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in salaries, wages and performance based compensation as a part of the Corporation’s continuing efforts to reduce costs.

Gain on Sale of Idle Property and Equipment

In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The gain on the sale of these facilities was $1,411,000.

In the second quarter of fiscal 2012, the Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.

Operating Loss

	November 30,	Percent of	November 30,	Percent of
	2012	Net Sales*	2011	Net Sales*
	(Dollars in thousands)
Housing	$(1,733)	(6)	$(3,400)	(11)
Recreational vehicles	(929)	(7)	(1,865)	(14)
General corporate expenses	(483)	(1)	(661)	(1)
Gain on sale of idle property, plant and equipment	1,411	3	2,500	6

Total Operating loss	$(1,734)	4	$(3,426)	(8)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of idle property and equipment and total operating loss are based on total net sales.

The operating loss for the housing segment decreased due to improved margins on homes sold and decreased selling and administrative expenses.

The operating loss for the recreational vehicle segments decreased primarily as a result of decreased manufacturing, selling and administrative expenses.

General corporate expenses decreased due to the closure of the Corporation’s aviation department. In addition, in the second quarter of fiscal year 2012, the Corporation incurred a $100,000 charge for the Corporation’s liability for retirement and death benefits offered to certain current employees or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2012 Compared to Six-Month Period Ended November 30, 2011 (Unaudited)

Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2012	Percent	2011	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$44,421	48%	$48,793	51%	$(4,372)

Modular Housing
Domestic	11,792	13	8,754	9	3,038
Canadian	3,244	4	3,756	4	(512)

	15,036	17	12,510	13	2,526

Total Housing	59,457	65	61,303	64	(1,846)

Recreational Vehicles
Domestic	26,393	29	27,599	29	(1,206)
Canadian	5,906	6	6,678	7	(772)

Total Recreational Vehicles	32,299	35	34,277	36	(1,978)

Total Net Sales	$91,756	100%	$95,580	100%	$(3,824)

Unit Shipments
Domestic Manufactured Housing	966	29%	1,085	29%	(119)

Modular Housing
Domestic	178	5	155	4	23
Canadian	52	1	69	2	(17)

	230	6	224	6	6

Total Housing	1,196	35	1,309	35	(113)

Recreational Vehicles
Domestic	1,818	54	1,972	54	(154)
Canadian	359	11	407	11	(48)

Total Recreational Vehicles	2,177	65	2,379	65	(202)

Total Unit Shipments	3,373	100%	3,688	100%	(315)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2012 Compared to Six-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales decreased approximately 3 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing net sales decreasing approximately 9 percent

•	Domestic modular housing net sales increasing approximately 35 percent

•	Canadian modular housing net sales decreasing approximately 14 percent.

Housing unit shipments decreased approximately 9 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing shipments decreasing approximately 11 percent

•	Domestic modular shipments increasing approximately 15 percent

•	Canadian modular shipments decreasing approximately 25 percent.

Total domestic manufactured housing unit shipments decreased approximately 11 percent. Industry unit shipments for these products decreased approximately 3 percent from June to November, 2012 as compared to the same period the year prior. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network.

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 2 percent primarily due to sales price adjustments resulting from higher material costs. The average net sales price for domestic modular and Canadian modular housing products increased approximately 17 percent and 15 percent, respectively. These increases are the result of homes being sold with larger square footage and greater amenities.

Recreational vehicles net sales revenue decreased approximately 6 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 4 percent

•	Canadian recreational vehicle net sales decreasing approximately 12 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2012 Compared to Six-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 8 percent. The decrease is the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 8 percent

•	Canadian recreational vehicle shipments decreasing approximately 12 percent.

Unit shipments for travel trailers and fifth wheels decreased approximately 8 percent. Industry shipments for these products from June to November, 2012 as compared to the same period the year prior increased approximately 18 percent. The Corporation’s unit shipments lagged the industry due to decreased demand from Canadian dealers. In addition, some competitors maintained larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the first half of fiscal year 2013 as compared to the first half of fiscal year 2012 increased approximately 3 percent; primarily due to sales price adjustments resulting from higher material costs.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of
	2012	Net Sales*	2011	Net Sales*	Decrease
	(Dollars in Thousands)
Housing	$55,477	93	$60,354	98	$(4,877)
Recreational vehicles	30,546	95	32,917	96	(2,371)

Consolidated	$86,023	94	$93,271	98	$(7,248)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing and recreational vehicle cost of sales declined due to decreased unit shipments. As a percentage of net sales for both segments, cost of sales decreased due to improved margins from a change in product mix and lower manufacturing expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2012 Compared to Six-Month Period Ended November 30, 2011 (Unaudited) — (Continued)

Selling and Administrative Expenses

	November 30, 2012	Percent of Net Sales	November 30, 2011	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$12,349	13	$15,087	16	$(2,738)

Selling and administrative expenses, in dollars and as a percent of net sales, decreased as a result of a decline in salaries, wages and performance based compensation as a part of the Corporation’s continuing efforts to reduce costs.

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The gain on the sale of these facilities was $1,411,000.

In the second quarter of fiscal 2012, the Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.

Operating Loss

	November 30, 2012	Percent of Net Sales*	November 30, 2011	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(3,370)	(6)	$(7,806)	(13)
Recreational vehicles	(2,253)	(7)	(3,740)	(11)
General corporate expenses	(993)	(1)	(1,232)	(1)
Gain on sale of idle property, plant and equipment	1,411	2	2,500	3

Total Operating loss	$(5,205)	(6)	$(10,278)	(11)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of property, plant and equipment and total operating loss are based on total net sales.

The operating loss for the housing and recreational vehicle segments decreased due to improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

General corporate expenses decreased primarily due to the closure of the Corporation’s aviation department.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	November 30, 2012	May 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$24,268	$29,009	$(4,741)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$23,082	$22,461	$621
Current liabilities	$15,673	$14,681	$992
Working capital	$31,677	$36,789	$(5,112)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased due primarily to a net loss of $5,193,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased primarily due to a $2,352,000 increase in inventories, a $1,067,000 increase in other assets, and a $3,000,000 decrease in accounts receivable. Inventories increased primarily as a result of a greater number of homes and recreational vehicles being used as displays at trade shows and the Corporation’s facilities. In addition, inventories increased as a result of greater production occurring at November 30, 2012 as compared to May 31, 2012.

Other current assets increased due to an insurance claim receivable of approximately $950,000. The Corporation owns an insurance policy that reimburses the Corporation when medical claims exceed a certain threshold. In the first quarter of fiscal 2013, the Corporation filed a claim under this policy. Accounts receivable decreased due to the timing of payments from dealers at November 30, 2012 as compared to May 31, 2012.

Current liabilities increased as a result of changes that occurred in accrued salaries and wages and accrued marketing programs. Accrued salaries and wages decreased $414,000 due to the timing of payments to employees at November 30, 2012 as compared to May 31, 2012. Accrued marketing programs increased $1,332,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the current fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “Second Quarter Fiscal 2013 Results” section of Item 2.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2012, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2012.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SKYLINE CORPORATION

DATE: January 11, 2013	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 11, 2013	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.