Form 10-Q
period 2013-02-28
SKYLINE CORP
filed 2013-04-05
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 5, 2013
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 28, 2013	May 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,658	$12,011
Restricted cash	600	—
U.S. Treasury Bills, at cost plus accrued interest	6,000	16,998
Accounts receivable	13,714	11,199
Note receivable, current	46	—
Inventories	10,340	8,359
Other current assets	3,183	2,903

Total Current Assets	43,541	51,470

Note Receivable, non-current	1,643	—
Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,959	40,891
Machinery and equipment	17,952	18,122

	62,829	62,931
Less accumulated depreciation	47,007	45,856

	15,822	17,075
Idle property, net of accumulated depreciation	3,217	4,121

Net Property, Plant and Equipment	19,039	21,196

Other Assets	6,165	6,190

Total Assets	$70,388	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 28, 2013	May 31, 2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,560	$3,296
Accrued salaries and wages	2,880	2,990
Accrued marketing programs	3,822	2,215
Accrued warranty and related expenses	4,383	3,870
Accrued workers’ compensation	412	435
Other accrued liabilities	1,747	1,875

Total Current Liabilities	16,804	14,681

Other Deferred Liabilities	7,978	8,011

Commitments and Contingencies – See Note 8
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	106,110	116,668
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	45,606	56,164

Total Liabilities and Shareholders’ Equity	$70,388	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Nine-Month Periods Ended February 28, 2013 and

February 29, 2012 (Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
OPERATIONS
Net sales	$36,986	$36,805	$128,742	$132,385
Cost of sales	36,515	37,497	122,538	130,768

Gross profit (loss)	471	(692)	6,204	1,617
Selling and administrative expenses	5,861	6,698	18,210	21,785
Gain on sale of idle property, plant and equipment	—	—	1,411	2,500

Operating loss	(5,390)	(7,390)	(10,595)	(17,668)
Interest income	25	3	37	14

Loss before income taxes	(5,365)	(7,387)	(10,558)	(17,654)
Benefit from income taxes	—	—	—	—

Net loss	$(5,365)	$(7,387)	$(10,558)	$(17,654)

Basic loss per share	$(.64)	$(.88)	$(1.26)	$(2.10)

Cash dividends per share	$—	$—	$—	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$111,475	$125,765	$116,668	$137,543
Net loss	(5,365)	(7,387)	(10,558)	(17,654)
Cash dividends paid	—	—	—	(1,511)

Balance at end of period	$106,110	$118,378	$106,110	$118,378

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended February 28, 2013 and February 29, 2012 (Unaudited)

(Dollars in thousands)

	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,558)	$(17,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,523	1,779
Gain on sale of idle property, plant and equipment	(1,411)	(2,500)
Change in assets and liabilities:
Restricted cash	(600)	—
Accrued interest receivable	4	3
Accounts receivable	(2,515)	(239)
Inventories	(1,981)	(450)
Other current assets	(280)	849
Accounts payable, trade	264	(299)
Accrued liabilities	1,859	2,287
Other, net	(71)	212

Net cash used in operating activities	(13,766)	(16,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	48,987	53,983
Purchase of U.S. Treasury Bills	(37,993)	(45,989)
Proceeds from sale of idle property, plant and equipment	348	4,071
Proceeds from note receivable	11	—
Purchase of property, plant and equipment	(49)	(493)
Other, net	109	(29)

Net cash provided by investing activities	11,413	11,543

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(1,511)

Net cash used in financing activities	—	(1,511)

Net decrease in cash	(2,353)	(5,980)
Cash at beginning of period	12,011	9,727

Cash at end of period	$9,658	$3,747

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$1,689	$—

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2013, the consolidated results of operations for the three-month and nine-month periods ended February 28, 2013 and February 29, 2012, and the consolidated cash flows for the nine-month periods ended February 28, 2013 and February 29, 2012. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through February 28, 2013. Interest is accrued on a monthly basis. In addition, no allowance for credit losses exist due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

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

At February 28, 2013, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont. At May, 31, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at February 28, 2013.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — The Corporation’s management is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Redesigning the Corporation’s website and utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Selling non-strategic assets

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when appropriate.

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized (Losses) Gains	Fair Value
	(Dollars in thousands)
February 28, 2013
U. S. Treasury Bills	$6,000	$—	$6,000

May 31, 2012
U. S. Treasury Bills	$16,998	$5	$17,003

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2012, the U.S. Treasury Bills matured within four months. At February 28, 2013, the U.S. Treasury Bills mature within two months.

NOTE 4 Inventories

Total inventories consist of the following:

	February 28, 2013	May 31, 2012
	(Dollars in thousands)
Raw materials	$5,566	$4,743
Work in process	3,041	2,543
Finished goods	1,733	1,073

	$10,340	$8,359

NOTE 5 Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,689,000 represents the original amount of the note less principal payments received through February 28, 2013.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 28, 2013	February 29, 2012
	(Dollars in thousands)
Balance at the beginning of the period	$5,870	$4,966
Accruals for warranties	4,403	4,429
Settlements made during the period	(3,890)	(3,906)

Balance at the end of the period	6,383	5,489
Non-current balance included in other deferred liabilities	2,000	1,600

Accrued warranty and related expenses	$4,383	$3,889

NOTE 7 Income Taxes

The Corporation’s gross deferred tax assets of approximately $41 million consist of approximately $27 million in federal net operating loss and tax credit carryforwards, $7 million in state net operating loss carryforwards, and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 8 Commitments and Contingencies

The Corporation was contingently liable at February 28, 2013 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $74 million at February 28, 2013 and approximately $64 million at May 31, 2012.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 Commitments and Contingencies — (Continued)

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2013 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units for the first nine months of fiscal 2013 and 2012.

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

NOTE 9 Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle net sales is:

	Three-Months Ended		Nine-Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Domestic Manufactured Housing	50%	42%	49%	49%
Modular Housing
Domestic	8	8	11	9
Canadian	2	2	3	3

	10	10	14	12

Total Housing	60	52	63	61
Recreational Vehicles
Domestic	30	31	29	30
Canadian	10	17	8	9

Total Recreational Vehicles	40	48	37	39

	100%	100%	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Industry Segment Information — (Continued)

	Three-Months Ended		Nine-Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Dollars in thousands)		(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$18,638	$15,230	$63,059	$64,023
Modular Housing
Domestic	2,840	3,047	14,632	11,801
Canadian	636	788	3,880	4,544

	3,476	3,835	18,512	16,345

Total Housing	22,114	19,065	81,571	80,368
Recreational Vehicles
Domestic	11,124	11,615	37,517	39,214
Canadian	3,748	6,125	9,654	12,803

Total Recreational Vehicles	14,872	17,740	47,171	52,017

Total Net Sales	$36,986	$36,805	$128,742	$132,385

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(3,132)	$(4,694)	$(6,502)	$(12,500)
Recreational vehicles	(1,721)	(2,009)	(3,974)	(5,749)
General corporate expense	(537)	(687)	(1,530)	(1,919)
Gain on sale of idle property, plant and equipment	—	—	1,411	2,500

Total operating loss	(5,390)	(7,390)	(10,595)	(17,668)
Interest income	25	3	37	14

Loss before income taxes	$(5,365)	$(7,387)	$(10,558)	$(17,654)

Total operating loss represents operating losses before interest income with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

NOTE 10 Gain on Sale of Idle Property, Plant and Equipment

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of these facilities was $1,411,000. During the second quarter of fiscal 2012, the Corporation sold idle housing facilities in Ocala, Florida and Ephrata, Pennsylvania. The gain on the sale of these facilities was $1,114,000 and $1,386,000, respectively.

Subsequent to February 28, 2013, the Corporation sold its idle manufactured housing facility located in Mocksville, North Carolina. The gain on this facility was approximately $225,000.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

Total shipments for calendar 2012 were approximately 55,000 units, a 6 percent increase from the previous year’s total of approximately 52,000 units.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2006 to 2012, total shipments decreased from approximately 39,000 to 12,000 units, a decline of 69 percent. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, gains in household wealth, and modest gains in after-tax incomes and employment. These positive changes, however, could be negatively affected by lower government spending and higher payroll and income taxes.

Third Quarter Fiscal 2013 Results

The Corporation experienced the following results during the third quarter of fiscal 2013:

•	Total net sales were $36,986,000 as compared to $36,805,000 reported in the same period a year ago.

•	Housing net sales were $22,114,000, an approximate 16 percent increase from the $19,065,000 realized in the third quarter of fiscal 2012.

•	Recreational vehicle net sales were $14,872,000 in the third quarter of fiscal 2013, an approximate 16 percent decrease from $17,740,000 in the third quarter of fiscal 2012.

•	Net loss for the third quarter of fiscal 2013 was $5,365,000 as compared to $7,387,000 for the third quarter of fiscal 2012. On a per share basis, net loss was $.64 as compared to $.88 for the same period a year ago.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Third Quarter Fiscal 2013 Results — (Continued)

The Corporation’s housing segment experienced increased net sales in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, and management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.

The recreational vehicle segment experienced decreased net sales in the third quarter of fiscal 2013. Regarding the business environment for the remainder of fiscal 2013 and fiscal 2014, the RVIA forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 261,000 units; a 7 percent increase from calendar 2012’s total of approximately 243,000 units. Despite this favorable trend, business conditions for the remainder of fiscal 2013 and fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

Management’s Plan

The Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Redesigning the Corporation’s website and utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Selling non-strategic assets

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when appropriate.

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation continues to remain diligent for any challenges that may occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2013 Compared to Three-Month Period Ended February 29, 2012 (Unaudited)

Net Sales and Unit Shipments

	February 28, 2013	Percent	February 29, 2012	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured
Housing	$18,638	50%	$15,230	42%	$3,408
Modular Housing
Domestic	2,840	8	3,047	8	(207)
Canadian	636	2	788	2	(152)

	3,476	10	3,835	10	(359)

Total Housing	22,114	60	19,065	52	3,049
Recreational Vehicles
Domestic	11,124	30	11,615	31	(491)
Canadian	3,748	10	6,125	17	(2,377)

Total Recreational Vehicles	14,872	40	17,740	48	(2,868)

Total Net Sales	$36,986	100%	$36,805	100%	$181

Unit shipments
Domestic Manufactured
Housing	389	28	344	21	45
Modular Housing
Domestic	44	3	48	3	(4)
Canadian	11	1	16	1	(5)

	55	4	64	4	(9)

Total Housing	444	32	408	25	36
Recreational Vehicles
Domestic	698	51	793	49	(95)
Canadian	241	17	412	26	(171)

Total Recreational Vehicles	939	68	1,205	75	(266)

Total Unit Shipments	1,383	100%	1,613	100%	(230)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2013 Compared to Three-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 16 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 22 percent primarily as a result of homes under the agreement with Stewart Homes Inc.

•	Domestic modular housing net sales decreasing approximately 7 percent

•	Canadian modular housing net sales decreasing approximately 19 percent.

Housing unit shipments increased approximately 9 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 13 percent primarily as a result of homes under the agreement with Stewart Homes Inc.

•	Domestic modular housing shipments decreasing approximately 8 percent

•	Canadian modular housing shipments decreasing approximately 31 percent.

Total domestic manufactured housing unit shipments increased approximately 13 percent. Industry unit shipments for these products decreased approximately 8 percent from November 2012 to January 2013, the latest three months available, as compared to the same period the year prior. Current industry unit shipment data for modular housing is not available.

Compared to prior year, the average net sales price for domestic manufactured housing and Canadian modular housing increased approximately 8 percent and 17 percent, respectively. These increases were the result of homes sold with larger square footage and greater amenities; in addition to sales price adjustments resulting from higher material costs. The average net sales price for domestic modular housing increased 2 percent; primarily due to sales price adjustments resulting from higher material costs.

Recreational vehicle net sales decreased approximately 16 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 4 percent

•	Canadian recreational vehicle net sales decreasing approximately 39 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2013 Compared to Three-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 22 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 12 percent

•	Canadian recreational vehicle shipments decreasing approximately 42 percent.

Unit shipments for travel trailers and fifth wheels decreased approximately 23 percent. Industry shipments for these products from November 2012 to January 2013, the latest three months available, as compared to the same period the year prior increased approximately 21 percent. The Corporation’s unit shipments lagged the industry due to decreased demand from Canadian dealers. In addition, some competitors maintained larger quantities of finished goods inventory; resulting in an ability to meet dealer demand immediately. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012 increased approximately 8 percent; primarily due to recreational vehicles sold with larger square footage and greater amenities; in addition to sales price adjustments resulting from higher material costs.

Cost of Sales

	February 28,	Percent of	February 29,	Percent of	Increase
	2013	Net Sales*	2012	Net Sales*	(Decrease)
	(Dollars in Thousands)
Housing	$21,999	99	$20,263	106	$1,736
Recreational vehicles	14,516	98	17,234	97	(2,718)

Consolidated	$36,515	99	$37,497	102	$(982)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales increased due to increased unit shipments. As a percentage of net sales, housing cost of sales decreased primarily due to certain manufacturing costs remaining fixed or declining amid rising sales.

Recreational vehicle cost of sales decreased due to declining unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased due to certain manufacturing costs remaining fixed amid declining sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2013 Compared to Three-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Selling and Administrative Expenses

	February 28, 2013	Percent of Net Sales	February 29, 2012	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$5,861	16	$6,698	18	$837

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in salaries, wages and performance based compensation as a part of the Corporation’s continuing efforts to reduce costs.

Loss Before Income Taxes

	February 28,	Percent of	February 29,	Percent of
	2013	Net Sales*	2012	Net Sales*
	(Dollars in Thousands)
Housing	$(3,132)	(14)	$(4,694)	(25)
Recreational vehicles	(1,721)	(12)	(2,009)	(11)
General corporate expense	(537)	(1)	(687)	(2)

Operating loss	(5,390)	(15)	(7,390)	(20)
Interest income	25	—	3	—

Loss before income taxes	$(5,365)	(15)	$(7,387)	(20)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before incomes taxes are based on total net sales.

The operating loss for the housing segment decreased due to increased net sales, and decreased manufacturing, selling and administrative expenses.

The operating loss for the recreational vehicle segments decreased primarily as a result of decreased selling and administrative expenses.

General corporate expenses decreased mainly due to a $200,000 charge occurring in the third quarter of fiscal 2012. This charge was related to the Corporation’s liability for retirement and death benefits offered to current or former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

For the quarter ended February 28, 2013, interest income consisted of $23,000 from the Corporation’s note receivable and $2,000 from investment in U.S. Treasury Bills. For the quarter ended February 29, 2012, interest income consisted of $3,000 from investment from U.S. Treasury Bills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2013 Compared to Nine-Month Period Ended February 29, 2012 (Unaudited)

Net Sales and Unit Shipments

	February 28,		February 29,		Increase
	2013	Percent	2012	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured
Housing	$63,059	49%	$64,023	49%	$(964)
Modular Housing
Domestic	14,632	11	11,801	9	2,831
Canadian	3,880	3	4,544	3	(664)

	18,512	14	16,345	12	2,167

Total Housing	81,571	63	80,368	61	1,203
Recreational Vehicles
Domestic	37,517	29	39,214	30	(1,697)
Canadian	9,654	8	12,803	9	(3,149)

Total Recreational Vehicles	47,171	37	52,017	39	(4,846)

Total Sales	$128,742	100%	$132,385	100%	$(3,643)

Unit shipments
Domestic Manufactured
Housing	1,355	28%	1,429	27%	(74)
Modular Housing
Domestic	222	5	203	4	19
Canadian	63	1	85	1	(22)

	285	6	288	5	(3)

Total Housing	1,640	34	1,717	32	(77)
Recreational Vehicles
Domestic	2,516	53	2,765	52	(249)
Canadian	600	13	819	16	(219)

Total Recreational Vehicles	3,116	66	3,584	68	(468)

Total Unit Shipments	4,756	100%	5,301	100%	(545)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2013 Compared to Nine-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 1 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales decreasing approximately 2 percent

•	Domestic modular housing net sales increasing approximately 24 percent

•	Canadian modular housing net sales decreasing approximately 15 percent.

Housing unit shipments decreased approximately 4 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing shipments decreasing approximately 5 percent

•	Domestic modular shipments increasing approximately 9 percent

•	Canadian modular shipments decreasing approximately 26 percent.

Total domestic manufactured housing unit shipments decreased approximately 5 percent. Industry unit shipments for these products decreased approximately 1 percent from May 2012 to January 2013, the latest nine months available, as compared to the same period the year prior. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network.

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 4 percent primarily due to sales price adjustments resulting from higher material costs. The average net sales price for domestic modular and Canadian modular housing products increased approximately 13 percent and 15 percent, respectively. These increases are the result of homes being sold with larger square footage and greater amenities; in addition to sales price adjustments resulting from higher material costs.

Recreational vehicle net sales revenue decreased approximately 9 percent. The decrease the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 4 percent

•	Canadian recreational vehicle net sales decreasing approximately 25 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2013 Compared to Nine-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 13 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 9 percent

•	Canadian recreational vehicle shipments decreasing approximately 27 percent.

Unit shipments for travel trailers and fifth wheels decreased approximately 13 percent. Industry shipments for these products from May 2012 to January 2013, the latest nine months available, as compared to the same period the year prior increased approximately 17 percent. The Corporation’s unit shipments lagged the industry due to decreased demand from Canadian dealers. In addition, some competitors maintained larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. Current industry unit shipment data for park models is not available.

The average net sales price per unit for recreational vehicle products in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012 increased approximately 4 percent; primarily due to sales price adjustments resulting from higher material costs.

Cost of Sales

	February 28, 2013	Percent of Net Sales*	February 29, 2012	Percent of Net Sales*	Decrease
	(Dollars in Thousands)
Housing	$77,476	95	$80,616	100	$3,140
Recreational vehicles	45,062	96	50,152	96	5,090

Consolidated	$122,538	95	$130,768	99	$8,230

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales decreased due to decreased unit shipments, lower manufacturing expenses and improved margins on products sold. As a percentage of net sales, cost of sales declined as a result of lower manufacturing expenses and improved margins on products sold.

Recreational vehicle cost of sales declined due to decreased unit shipments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2013 Compared to Nine-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Selling and Administrative Expenses

	February 28, 2013	Percent of Net Sales	February 29, 2012	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$18,210	14	$21,785	16	$3,575

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

Subsequent to February 28, 2013, the Corporation sold its idle housing plant located in Mocksville, North Carolina. The gain on the sale of this facility is approximately $225,000.

Loss Before Income Taxes

	February 28, 2013	Percent of Net Sales*	February 29, 2012	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(6,502)	(8)	$(12,500)	(16)
Recreational vehicles	(3,974)	(8)	(5,749)	(11)
General corporate expense	(1,530)	(1)	(1,919)	(1)
Gain on sale of idle property, plant and equipment	1,411	1	2,500	2

Operating loss	(10,595)	(8)	(17,668)	(13)
Interest income	37	—	14	—

Loss before income taxes	$(10,558)	(8)	$(17,654)	(13)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of property, plant and equipment, interest income, total operating loss and loss before income taxes are based on total net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2013 Compared to Nine-Month Period Ended February 29, 2012 (Unaudited) — (Continued)

Loss Before Income Taxes — (Continued)

The operating loss for the housing segment decrease due to increased net sales, improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

Recreational vehicle operating loss decreased primarily due to decreased selling and administrative expenses.

General corporate expenses decreased as a result of the closure of the Corporation’s aviation department. In addition, the Corporation incurred in the first nine months of fiscal 2012 a $250,000 charge related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The charge occurred as a result of a change in the interest rate used in valuing the liability.

For the nine months ended February 28, 2013, interest income consisted of $29,000 from the Corporation’s note receivable and $8,000 from investment in U.S Treasury Bills. For the nine months ended February 29, 2012, interest income consisted of $14,000 from investment in U.S. Treasury Bills.

Liquidity and Capital Resources

	February 28,	May 31,	Increase
	2013	2012	(Decrease)
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$16,258	$29,009	$(12,751)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$27,283	$22,461	$4,822
Current liabilities	$16,804	$14,681	$2,123
Working capital	$26,737	$36,789	$(10,052)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased primarily due to a net loss of $10,558,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased mainly due to a $1,981,000 increase in inventories and a $2,515,000 increase in accounts receivable. Inventories increased primarily as a result of greater production occurring at February 28, 2013 as compared to May 31, 2012. In addition, the Corporation carried recreational vehicles in finished goods inventory in order to more quickly fulfill dealer demand. Accounts receivable increased due to the timing of payments from dealers at February 28, 2013 as compared to May 31, 2012.

Current liabilities increased primarily as a result of a $1,607,000 increase in accrued marketing programs. This increase is due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the remainder of the fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “Third Quarter Fiscal 2013 Results” section of Item 2.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2013, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2013.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May  31, 2012 filed by the registrant with the Commission.

Item 1A. Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2012.

Item 6. Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32)	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(100.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: April 5, 2013	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 5, 2013	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.