Form 10-K
period 2013-05-31
SKYLINE CORP
filed 2013-07-26
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,853,780 shares) based on the closing price on the New York Stock Exchange on November 30, 2012 was $28,100,498.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 22, 2013
Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held September 23, 2013	Part III, Items 10 – 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2013 Annual Meeting of Shareholders to be held on September 23, 2013 (“2013 Proxy Statement”).

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

The Corporation, which is one of the largest producers of manufactured and modular housing in the United States, sold 1,851 manufactured homes and 370 modular homes in fiscal 2013.

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

The Corporation also sold 4,336 recreational vehicles in fiscal 2013, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Net sales, operating results and total assets for the housing and recreational vehicle segments are included in Note 15, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

Principal Products and Markets — (Continued)

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

Method of Distribution

The Corporation’s homes are distributed by approximately 190 independent dealers at 310 locations throughout the United States and Canada, and recreational vehicles are distributed by approximately 200 independent dealers at 430 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

The Corporation had no losses related to repurchases in fiscal years 2013 and 2012. Additional information regarding these repurchase agreements is included in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2012			Units Shipped Calendar Year 2011
	Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Manufactured housing	55,000	1,848	3.4%	52,000	1,880	3.6%
Domestic modular housing	13,000	301	2.3%	12,000	246	2.1%
Travel trailer	177,000	4,447	2.5%	153,000	4,714	3.1%
Fifth wheels	66,000	214	0.3%	60,000	209	0.4%

The competitive position for park models and Canadian modular housing is not listed because industry data is not available.

	Units Shipped Fiscal Year 2013			Units Shipped Fiscal Year 2012
	Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Manufactured housing	56,000	1,851	3.3%	56,000	1,948	3.5%
Travel trailer	188,000	4,003	2.1%	161,000	4,610	2.9%
Fifth wheels	68,000	165	0.2%	62,000	232	0.4%

The competitive position for modular housing is not listed because industry data is not available.

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

Contingent Repurchase Agreements

As referenced in Note 11 to the Notes to the Consolidated Financial Statements in Item 8, the Corporation is contingently liable under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. The Corporation could be required to fulfill some or all of the repurchase agreements, resulting in increased expense and reduced cash flows.

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

Cyclical and Seasonal Nature of Business — (Continued)

Sales of manufactured housing, modular housing and recreational vehicle industries are also seasonal in nature with sales being lowest in the winter months. Seasonal changes, in addition to weakness in demand in one or both of the Corporation’s market segments, could materially impact the Corporation’s net sales, operating results and cash flows.

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

Incurrence of Net Losses

Due to negative economic conditions that impacted the manufactured housing, modular housing and recreational vehicle industries, the Corporation incurred net losses from fiscal year 2008 to 2013. While the Corporation’s management is pursuing strategies as referenced in Item 7 to increase sales and decrease costs, no one can predict with certainty what the future may hold. Continued losses could negatively affect the Corporation’s liquidity.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s 11 operating manufacturing facilities, 4 idle facilities and 3 corporate facilities, all of which are owned, are as follows:

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

In addition, the Corporation owns undeveloped land in Elkhart, Indiana and McMinnville, Oregon. In the second quarter of fiscal 2013, two idle recreational vehicle facilities located in Hemet, California were sold for a gain of $1,411,000. In the fourth quarter of fiscal 2013, an idle manufactured housing facility located in Mocksville, North Carolina was sold for a gain of $230,000. In the second quarter of fiscal 2012, one idle housing facility located in Ocala, Florida and one located in Ephrata, Pennsylvania were sold for gains of $1,114,000 and $1,386,000, respectively.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the New York Stock Exchange. At May 31, 2013, there were 746 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price and dividends declared per share are listed for the fiscal years ended May 31, 2013 and 2012. In the third quarter of fiscal 2012, the Board of Directors approved a resolution to suspend dividend payments on the outstanding shares of the Corporation’s common stock until further notice. The suspension was for cash preservation purposes. The Board will evaluate financial performance and liquidity needs in determining the timing and amount of future dividend payments.

	Common Stock Price Range				Dividends Declared Per Share
	2013		2012
	High	Low	High	Low	2013	2012
First quarter	$5.50	$4.14	$18.25	$8.79	$—	$.09
Second quarter	$5.81	$3.86	$11.00	$4.96	$—	$.09
Third quarter	$5.00	$3.60	$8.34	$4.02	$—	$—
Fourth quarter	$6.16	$4.07	$8.16	$4.50	$—	$—

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry has until recently been affected by declining or stagnating unit shipments. This decline or stagnation, caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market, is resulting in historically low industry shipments. Total shipments for calendar 2012 were approximately 55,000 units, a 6 percent increase from the previous year’s total of approximately 52,000 units. In addition, total shipments from January to May 2013 were approximately 24,000 units, an approximately 5 percent increase from the same period a year ago.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2006 to 2012, total shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, gains in household wealth and employment. These positive factors, however, could be negatively affected by adverse changes in federal policies and regulations in addition to adverse global economic conditions.

Fiscal 2013 Results

The Corporation experienced the following results during fiscal 2013:

•	Total net sales were $177,574,000, an approximate 3 percent decrease from the $182,846,000 reported in the same period a year ago.

•	Housing net sales were $111,104,000, an approximate 2 percent increase from the $109,157,000 realized in fiscal 2012.

•	Recreational vehicle net sales were $66,470,000 in fiscal 2013, an approximate 10 percent decrease from $73,689,000 in fiscal 2012.

•	Net loss for the fiscal 2013 was $10,513,000 as compared to $19,365,000 for fiscal 2012. On a per share basis, net loss was $1.25 as compared to $2.31 for the comparable period a year ago.

•

Two idle recreational vehicle facilities located in Hemet, California were sold for a gain of $1,411,000. In addition, an idle manufactured housing facility located in Mocksville, North Carolina was sold for a gain of $230,000.

The Corporation’s housing segment experienced increased net sales in fiscal 2013 as compared to fiscal 2012, and management cannot determine with certainty if this trend will continue. This uncertainty is based on continuing negative economic conditions previously referenced.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2013 Results — (Continued)

The recreational vehicle segment experienced decreased net sales in fiscal 2013. Regarding the business environment for fiscal 2014, the RVIA forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 262,000 units; an 8 percent increase from calendar 2012’s total of approximately 243,000 units. In addition, the RVIA forecasts 2014 travel trailer and fifth wheel shipments of approximately 271,000 units; a 3 percent increase from 2013’s estimated total. Despite this favorable trend, business conditions for fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

Management’s Plan

Due to recent losses, the Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

•

Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Selling non-strategic assets to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the next operating cycle.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2013 Compared to Fiscal 2012

Net Sales and Unit Shipments

	2013	Percent	2012	Percent	Increase (Decrease)
	(Dollars in thousands)
Net sales
Domestic Manufactured
Housing	$87,380	49	$87,487	48	(107)
Modular Housing
Domestic	18,562	11	15,852	9	2,710
Canadian	5,162	3	5,818	3	(656)

	23,724	14	21,670	12	2,054

Total Housing	111,104	63	109,157	60	1,947
Recreational Vehicles
Domestic	53,267	30	55,003	30	(1,736)
Canadian	13,203	7	18,686	10	(5,483)

Total Recreational Vehicles	66,470	37	73,689	40	(7,219)

Total Net Sales	$177,574	100	$182,846	100	$(5,272)

Unit shipments
Domestic Manufactured
Housing	1,851	28	1,948	27	(97)
Modular Housing
Domestic	285	4	274	4	11
Canadian	85	2	106	1	(21)

	370	6	380	5	(10)

Total Housing	2,221	34	2,328	32	(107)
Recreational Vehicles
Domestic	3,488	53	3,825	52	(337)
Canadian	848	13	1,179	16	(331)

Total Recreational Vehicles	4,336	66	5,004	68	(668)

Total Unit Shipments	6,557	100	7,332	100	(775)

Housing net sales increased approximately 2 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales remaining relatively unchanged

•	Domestic modular housing net sales increasing approximately 17 percent

•	Canadian modular housing net sales decreasing approximately 11 percent

Housing unit shipments decreased approximately 5 percent. The decrease was the outcome of the following factors:

•	Domestic manufactured housing shipments decreasing approximately 5 percent

•	Domestic modular shipments increasing approximately 4 percent

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2013 Compared to Fiscal 2012 — (Continued)

Net Sales and Unit Shipments — (Continued)

•	Canadian modular shipments decreasing approximately 20 percent

Total domestic manufactured housing unit shipments decreased approximately 5 percent. Industry unit shipments for these products remained relatively unchanged from fiscal 2012 to fiscal 2013. Current industry unit shipment data for modular housing is not available. Adverse conditions that caused the Corporation’s unit shipments to lag the industry include:

•	Competitors providing wholesale financing to dealers, thereby creating greater sales opportunities

•	Unit shipment growth occurring in states where the Corporation has no or minimal sales activity due primarily to a lack of either manufacturing facilities or an established independent dealer network

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 5 percent primarily due to sales price adjustments resulting from higher material costs. The average net sales price for domestic modular and Canadian modular housing products increased approximately 13 percent and 11 percent, respectively. These increases are the result of homes sold with larger square footage and greater amenities; in addition to sales price adjustments resulting from higher material costs.

Recreational vehicles net sales revenue decreased approximately 10 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 3 percent

•	Canadian recreational vehicle net sales decreasing approximately 29 percent

Recreational vehicle unit shipments decreased approximately 13 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 9 percent

•	Canadian recreational vehicle shipments decreasing approximately 28 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 14 percent. Industry shipments for these products in fiscal 2013 as compared to fiscal 2012 increased approximately 15 percent. The Corporation’s unit shipments lagged the industry due to decreased demand from Canadian dealers. In addition, some competitors maintained larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 4 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	2013	Percent of Net Sales*	2012	Percent of Net Sales*	Decrease
	(Dollars in Thousands)
Housing	$104,131	94	$107,272	98	$3,141
Recreational vehicles	61,980	93	70,690	96	8,710

Consolidated	$166,111	94	$177,962	97	$11,851

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2013 Compared to Fiscal 2012 — (Continued)

Cost of Sales — (Continued)

Housing cost of sales, in dollars and as a percentage of net sales, decreased due to lower manufacturing expenses and improved margins on products sold. Recreational vehicle cost of sales declined due to decreased unit shipments and lower manufacturing expenses. As a percentage of net sales, cost of sales decreased as a result of lower manufacturing expenses and improved margins on products sold.

Selling and Administrative Expenses

	2013	Percent of Net Sales	2012	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$23,681	13	$27,450	15	$3,769

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in salaries and wages due to staff reductions, performance based compensation, dealer and trade show expenses, and the closure of the Corporation’s aviation department.

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California for a gain of $1,411,000. In the fourth quarter of fiscal 2013, an idle manufactured housing facility located in Mocksville, North Carolina was sold for a gain of $230,000.

In the second quarter of fiscal 2012, the Corporation sold idle housing facilities located in Ocala, Florida and Ephrata, Pennsylvania for gains of $1,114,000 and $1,386,000, respectively. In addition, the Corporation sold its aircraft in the fourth quarter of fiscal 2012 for a gain of $684,000.

Loss Before Income Taxes

	2013	Percent of Net Sales*	2012	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(6,867)	(6)	$(13,440)	(12)
Recreational vehicles	(3,444)	(5)	(6,808)	(9)
General corporate expenses	(1,907)	(1)	(2,318)	(1)
Gain on sale of idle property, plant and equipment	1,641	1	3,184	2

Operating loss	(10,577)	(6)	(19,382)	(11)
Interest income	64	—	17	—

Loss before income taxes	$(10,513)	(6)	$(19,365)	(11)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, gain on sale of property, plant and equipment, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to increased net sales, improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

Recreational vehicle operating loss decreased primarily due to improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2013 Compared to Fiscal 2012 — (Continued)

Loss Before Income Taxes — (Continued)

General corporate expenses decreased primarily as a result of the closure of the Corporation’s aviation department.

Interest income for fiscal 2013 consisted of $55,000 from the Corporation’s note receivable and $9,000 from investment in U.S Treasury Bills. Interest income for fiscal 2012 consisted of $17,000 from investment in U.S. Treasury Bills.

Liquidity and Capital Resources

	May 31,		Increase (Decrease)
	2013	2012
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$16,438	$29,009	$(12,571)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$25,199	$22,461	$2,738
Current liabilities	$14,207	$14,681	$(474)
Working capital	$27,430	$36,789	$(9,359)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased primarily due to a net loss of $10,513,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased mainly due to a $2,273,000 increase in accounts receivable and a $373,000 increase in inventories. Accounts receivable increased mainly due to money owed from Stewart Homes, Inc. for the purchase of homes as referenced in Note 2, Restricted Cash, in the Notes to Consolidated Financial Statements included in this document under Item 8. Inventories increased primarily as a result of greater production occurring at May 31, 2013 as compared to May 31, 2012.

Current liabilities decreased primarily as a result of a $366,000 decrease in accrued salaries and wages. This decrease is due to the timing of payments to employees at May 31, 2013 as compared to May 31, 2012.

Capital expenditures totaled $75,000 for fiscal 2013 as compared to $614,000 for fiscal 2012. Capital expenditures were made primarily to replace or refurbish machinery and equipment.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the upcoming fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “Fiscal 2013” section of Item 7.

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

Critical Accounting Policies  — (Continued)

Deferred Tax Assets — (Continued)

The Corporation has a full valuation allowance against its deferred tax assets. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryfowards, state net operating loss carryfowards and temporary differences between financial and tax reporting. Additional information regarding the increase in the valuation allowance is referenced in Note 10 of the Notes to Consolidated Financial Statements.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Federal, state and local regulations pertaining to the manufactured housing and industry

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Forward Looking Information — (Continued)

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation:

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2013 and 2012, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Wayne, Indiana

July 26, 2013

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
ASSETS
Current Assets:
Cash	$11,838	$12,011
Restricted cash	600	—
U.S. Treasury Bills, at cost plus accrued interest	4,000	16,998
Accounts receivable	13,472	11,199
Note receivable, current	47	—
Inventories	8,732	8,359
Workers’ compensation security deposit	2,597	2,402
Other current assets	351	501

Total Current Assets	41,637	51,470

Note Receivable, non-current	1,631	—
Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,960	40,891
Machinery and equipment	17,918	18,122

	62,796	62,931
Less accumulated depreciation	47,355	45,856

	15,441	17,075
Idle property, net of accumulated depreciation	2,901	4,121

Net Property, Plant and Equipment	18,342	21,196

Other Assets	6,317	6,190

Total Assets	$67,927	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

May 31, 2013 and 2012

(Dollars in thousands, except share and per share amounts)

	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,675	$3,296
Accrued salaries and wages	2,624	2,990
Accrued marketing programs	1,965	2,215
Accrued warranty and related expenses	3,682	3,870
Other accrued liabilities	2,261	2,310

Total Current Liabilities	14,207	14,681

Other Deferred Liabilities	8,069	8,011

Commitments and Contingencies — See Note 11
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	106,155	116,668
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	45,651	56,164

Total Liabilities and Shareholders’ Equity	$67,927	$78,856

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Years Ended May 31, 2013 and 2012

(Dollars in thousands, except share and per share amounts)

	2013	2012
OPERATIONS
Net sales	$177,574	$182,846
Cost of sales	166,111	177,962

Gross profit	11,463	4,884
Selling and administrative expenses	23,681	27,450
Gain on sale of idle property, plant and equipment	1,641	3,184

Operating loss	(10,577)	(19,382)
Interest income	64	17

Loss before income taxes	(10,513)	(19,365)
Benefit from income taxes	—	—

Net loss	$(10,513)	$(19,365)

Basic loss per share	$(1.25)	$(2.31)

Cash dividends per share	$—	$.18

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$116,668	$137,543
Net loss	(10,513)	(19,365)
Cash dividends paid	—	(1,510)

Balance at end of year	$106,155	$116,668

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,513)	$(19,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,002	2,359
Gain on sale of idle property, plant and equipment	(1,641)	(3,184)
Change in assets and liabilities:
Restricted cash	(600)	—
Accrued interest receivable	3	5
Accounts receivable	(2,273)	278
Inventories	(373)	361
Workers’ compensation security deposit	(195)	615
Other current assets	150	(55)
Accounts payable, trade	379	(96)
Accrued liabilities	(853)	61
Other, net	(125)	424

Net cash used in operating activities	(14,039)	(18,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	58,988	67,979
Purchase of U.S. Treasury Bills	(45,993)	(49,988)
Proceeds from sale of idle property, plant and equipment	819	5,054
Proceeds from note receivable	22	—
Purchase of property, plant and equipment	(75)	(614)
Other, net	105	(40)

Net cash provided by investing activities	13,866	22,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(1,510)

Net cash used in financing activities	—	(1,510)

Net (decrease) increase in cash	(173)	2,284
Cash at beginning of year	12,011	9,727

Cash at end of year	$11,838	$12,011

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$1,700	$—

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

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

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries as referenced in Exhibit 21 (the “Corporation”). All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Key estimates would include accruals for warranty, workers’ compensation, marketing programs and health insurance as well as valuations for long-lived assets and deferred tax assets.

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

Workers’ Compensation Security Deposit — Deferred worker’s compensation deposit represents funds placed with the Corporation’s worker’s compensation insurance carrier to offset future medical claims and benefits.

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through May 31, 2013. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

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

At May 31, 2013, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; and Fair Haven, Vermont. At May 31, 2012, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Hemet, California; Ocala, Florida; Elkhart, Indiana; Halstead, Kansas; Mocksville, North Carolina and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2013.

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

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U. S. Treasury Bills and Notes are included as investing activities. The Corporation’s cash flows from operating activities were not affected by income taxes in fiscal 2013 and 2012.

Recently issued accounting pronouncements — There have been no recently issued accounting pronouncements that have had or will have a material effect on the Corporation’s financial condition or results of operations.

Management’s Plan — Due to recent losses, the Corporation is pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

•

Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Improving the process of developing homes and recreational vehicles to better meet ever changing preferences of consumers

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (Continued)

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Utilizing social media to improve product exposure to customers and to better connect dealers to potential customers

•	Selling non-strategic assets to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing and making reductions when considered appropriate by management

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the next operating cycle.

NOTE 2	Restricted Cash

During fiscal 2013, the Corporation entered into an agreement to build and sell 60 manufactured homes to Stewart Homes, Inc., one of its dealers. Stewart Homes Inc. also entered into an agreement to sell these homes to Oakridge Family Homes, L.P., a California limited partnership. As a function of Oakridge Family Homes, L.P. purchasing the 60 homes, the Corporation pledged a $600,000 certificate of deposit as security for certain performances. The certificate of deposit will remain pledged until terms of the certificate of deposit proceeds and security agreement between the Corporation and Oakridge Family Homes, L.P. are completed, which is expected to occur by November 30, 2013. Based on the terms of the arrangement, the Corporation expects this cash will be available for unrestricted use within the next operating cycle and accordingly has classified this as a current asset.

NOTE 3	Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gain	Fair Value
	(Dollars in thousands)
May 31, 2013
U. S. Treasury Bills	$4,000	$—	$4,000

May 31, 2012
U. S. Treasury Bills	$16,998	$5	$17,003

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2012, the U.S. Treasury Bills matured within four months. At May 31, 2013, the U.S. Treasury Bills matures within three months.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 4	Inventories

Total inventories consist of the following:

	May 31,
	2013	2012
	(Dollars in thousands)
Raw materials	$5,104	$4,743
Work in process	2,863	2,543
Finished goods	765	1,073

	$8,732	$8,359

NOTE 5	Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,678,000 represents the original amount of the note less principal payments received through May 31, 2013.

NOTE 6	Property, Plant and Equipment

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California for a gain of $1,411,000. During the fourth quarter of fiscal 2013, an idle manufactured housing facility located in Mocksville, North Carolina was sold for a gain of $230,000. During fiscal 2012, two idle housing facilities, one located in Ocala, Florida and one located in Ephrata, Pennsylvania were sold for gains of $1,114,000 and $1,386,000, respectively. In addition, an aircraft was sold for a gain of $684,000.

NOTE 7	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which aggregated $6,231,000 and $6,126,000 at May 31, 2013 and 2012, respectively.

NOTE 8	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Year ended May 31,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$5,870	$4,966
Accruals for warranties	5,191	5,990
Settlements made during the period	(5,179)	(5,086)

Balance at the end of the period	5,882	5,870
Non-current balance included in other deferred liabilities	2,200	2,000

Accrued warranty and related expenses	$3,682	$3,870

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Other Deferred Liabilities

Other deferred liabilities consist of the following:

	May 31,
	2013	2012
	(Dollars in thousands)
Deferred compensation expense	$5,869	$6,011
Accrued warranty and related expenses	2,200	2,000

	$8,069	$8,011

Additional information regarding deferred compensation expense is in Note 14.

NOTE 10	Income Taxes

The Corporation had no federal and state income tax benefit for the years ended May 31, 2013 and 2012.

The difference between the Corporation’s statutory federal income tax rate of 34 percent in fiscal 2013 and 2012, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year ended May 31,
	2013	2012
	(Dollars in thousands)
Income taxes at statutory federal rate	$(3,574)	$(6,584)
State income taxes	93	(47)
State net operating loss	(605)	(1,047)
New Energy Efficient Home Credit	(91)	(117)
Alternative Fuel Credit	—	(12)
Other federal credits	—	(7)
Increase in deferred tax assets valuation allowance	4,189	7,436
Other, net	(12)	378

Income tax benefit	$—	$—

Effective tax rate	0%	0%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10	Income Taxes — (Continued)

Components of the net deferred tax assets include:

	May 31,
	2013	2012
	(Dollars in thousands)
Current deferred tax assets
Accrued marketing programs	$55	$207
Accrued warranty expense	1,466	1,560
Accrued workers’ compensation	638	843
Accrued vacation	319	345
Other	143	180

Gross current deferred tax assets	2,621	3,135

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,252	2,286
Accrued warranty expense	876	807
Federal net operating loss carryforward	26,616	22,747
Federal tax credit carryforward	1,205	1,038
State net operating loss carryforward	7,380	6,775
Depreciation	735	755
Other	(43)	(90)

Gross noncurrent deferred tax assets	39,021	34,318

Total gross deferred tax assets	41,642	37,453
Valuation allowance	(41,642)	(37,453)

Net deferred tax assets	$—	$—

At May 31, 2013, the Corporation had gross federal net operating loss carryforwards of approximately $78 million and gross state net operating loss carryforwards of approximately $95 million. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2009. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2013 and 2012.

The Corporation has no unrecognized tax benefits in its financial statements during fiscal years 2013 and 2012, and does not expect any significant changes related to unrecognized tax benefits in the twelve months following May 31, 2013.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2013, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $71 million at May 31, 2013 and $64 million at May 31, 2012. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at May 31, 2013 and 2012 a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2013 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year ended May 31,
	2013	2012
	(Dollars in thousands)
Number of units repurchased	3	—
Obligations from units repurchased	$31	$—
Net losses on repurchased units	$—	$—

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

As referenced in Note 2, the Corporation pledged a $600,000 certificate of deposit as security for certain performances in providing 60 manufactured homes to Oakridge Family Homes, L.P. The certificate of deposit will remain pledged until terms of the certificate of deposit proceeds and security agreement between the Corporation and Oakridge Family Homes, L.P. are completed, which is expected to occur by November 30, 2013.

The Corporation leases office and manufacturing equipment under non-cancelable operating lease agreements. Leases have various renewal terms, and generally provide that the Corporation pays the cost of insurance, taxes and maintenance. Lease expense totaled approximately $372,000 and $440,000 for fiscal years 2013 and 2012, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Commitments and Contingencies — (Continued)

Future minimum lease commitments under operating leases are as follows:

Year ending May 31,	Amount
(Dollars in thousands)
2014	$352
2015	269
2016	192
2017	95
2018	36
Thereafter	10

$954

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

NOTE 12	Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2013 and 2012, the Corporation did not acquire any shares of its common stock. At May 31, 2013, the Corporation had authorization to repurchase an additional 391,300 of its common stock.

NOTE 13	401(K) Plan

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not provide a matching contribution to the 401(k) Plan, but can make discretionary profit sharing contributions. No profit sharing contributions were made in fiscal 2013 and 2012.

NOTE 14	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	to an employee in the event of retirement or disability to be paid over 10 years beginning at the date of retirement or disability

•	in the event of death, the employee’s beneficiary will receive the balance due the employee

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 14	Retirement and Death Benefit Plans — (Continued)

such arrangements to full eligibility using a discount rate of 4.0 percent in fiscal 2013 and 4.5 percent in fiscal 2012. The current and non-current amounts accrued for such arrangements totaled $6,309,000 and $6,316,000 at May 31, 2013 and 2012, respectively. The amount charged to operations under these arrangements was $187,000 and $414,000 for fiscal 2013 and 2012, respectively.

NOTE 15	Industry Segment Information

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of housing and recreational vehicle net sales is:

	Year Ended May 31,
	2013	2012
Domestic Manufactured Housing	49%	48%
Modular Housing
Domestic	11	9
Canadian	3	3

	14	12

Total Housing	63	60
Recreational Vehicles
Domestic	30	30
Canadian	7	10

Total Recreational Vehicles	37	40

	100%	100%

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 15	Industry Segment Information — (Continued)

	Year Ended May 31,
	2013	2012
	(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$87,380	$87,487
Modular Housing
Domestic	18,562	15,852
Canadian	5,162	5,818

	23,724	21,670

Total Housing	111,104	109,157

Recreational Vehicles
Domestic	53,267	55,003
Canadian	13,203	18,686

Total Recreational Vehicles	66,470	73,689

Total Net sales	$177,574	$182,846

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(6,867)	$(13,440)
Recreational vehicles	(3,444)	(6,808)
General corporate expense	(1,907)	(2,318)
Gain on sale of idle property, plant and equipment	1,641	3,184

Total operating loss	(10,577)	(19,382)
Interest income	64	17

Loss before income taxes	$(10,513)	$(19,365)

IDENTIFIABLE ASSETS
Operating assets
Housing	$45,072	$40,985
Recreational vehicles	18,855	20,873

Total operating assets	63,927	61,858
U.S. Treasury bills	4,000	16,998

Total assets	$67,927	$78,856

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 15	Industry Segment Information — (Continued)

	Year Ended May 31,
	2013	2012
	(Dollars in thousands)
DEPRECIATION
Housing	$1,490	$1,762
Recreational vehicles	512	597

Total depreciation	$2,002	$2,359

CAPITAL EXPENDITURES
Housing	$48	$450
Recreational vehicles	27	164

Total capital expenditures	$75	$614

NOTE 16	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$49,920	$41,836	$36,986	$48,832	$177,574
Gross profit	3,059	2,674	471	5,259	11,463
Net (loss) income	(3,468)	(1,725)	(5,365)	45	(10,513)
Basic (loss) income per share	(.41)	(.21)	(.64)	.01	(1.25)

2012	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$50,284	$45,296	$36,805	$50,461	$182,846
Gross profit (loss)	1,044	1,265	(692)	3,267	4,884
Net loss	(6,845)	(3,422)	(7,387)	(1,711)	(19,365)
Basic loss per share	(.82)	(.40)	(.88)	(.21)	(2.31)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2013, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2013.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2013. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013. In addition, on September 24, 2012 the Corporation’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards as in effect on September 24, 2012. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position
Bruce G. Page	63	President and Chief Executive Officer
Terrence M. Decio	61	Vice President, Marketing and Sales
Martin R. Fransted	61	Corporate Controller and Secretary
Jon S. Pilarski	50	Vice President, Finance & Treasurer, Chief Financial Officer

Bruce G. Page, President and Chief Executive Officer, joined the Corporation in 1969 and was elected President and Chief Executive Officer in 2012. He previously served as Chief Operating Officer from 2011 to 2012, and Vice President-Operations from 2006 to 2011.

Terrence M. Decio, Vice President, Marketing and Sales, joined the Corporation in 1973. He was elected Vice President in 1985, Senior Vice President in 1991, Senior Executive Vice President in 1993 and Vice President-Marketing and Sales in 2004.

Martin R. Fransted, Corporate Controller and Secretary, joined the Corporation in 1981 and was elected Corporate Controller and Secretary in 2007.

Jon S. Pilarski, Vice President, Finance & Treasurer, Chief Financial Officer, joined the Corporation in 1994. He served as Corporate Controller from 1997 to 2007 and was elected Vice President in 2007.

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Director Qualifications and Biographical Information”; “Committees”; “Code of Business Conduct and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 23, 2013 is incorporated herein by reference.

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

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

(3)	(i) Articles of Incorporation
(3)	(ii) By-Laws
(14)	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d — 14(a)
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d —14(a)
(32)	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

BY:	/s/ Bruce G. Page
Bruce G. Page
Chief Executive Officer

DATE: July 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President, Finance & Treasurer, Chief Financial Officer	July 22, 2013

BY	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 22, 2013

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	July 22, 2013

BY:	/s/ John C. Firth John C. Firth	Director	July 22, 2013

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 22, 2013

BY:	William H. Lawson	Director	July 22, 2013

BY:	/s/ David T. Link David T. Link	Director	July 22, 2013

BY:	/s/ Andrew J. McKenna Andrew J. McKenna	Director	July 22, 2013

BY:	/s/ Samuel S. Thompson Samuel S. Thompson	Director	July 22, 2013