Form 10-Q
period 2013-08-31
SKYLINE CORP
filed 2013-10-11
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 11, 2013
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,132	$11,838
Restricted cash	600	600
U.S. Treasury Bills, at cost plus accrued interest	7,000	4,000
Accounts receivable	12,993	13,472
Note receivable, current	47	47
Inventories	9,851	8,732
Workers’ compensation security deposit	2,597	2,597
Other current assets	464	351

Total Current Assets	42,684	41,637

Note Receivable, non-current	1,619	1,631
Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,485	40,960
Machinery and equipment	17,930	17,918

	62,333	62,796
Less accumulated depreciation	47,392	47,355

	14,941	15,441
Idle property, net of accumulated depreciation	2,831	2,901

Net Property, Plant and Equipment	17,772	18,342

Other Assets:	6,326	6,317

Total Assets	$68,401	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	August 31, 2013	May 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,721	$3,675
Accrued salaries and wages	2,343	2,624
Accrued marketing programs	3,413	1,965
Accrued warranty and related expenses	3,799	3,682
Other accrued liabilities	2,981	2,261

Total Current Liabilities	16,257	14,207

Other Deferred Liabilities	7,872	8,069

Commitments and Contingencies – See Note 8
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	104,776	106,155
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	44,272	45,651

Total Liabilities and Shareholders’ Equity	$68,401	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month Periods Ended August 31, 2013 and 2012

(Dollars in thousands, except share and per share amounts)

	2013	2012
	(Unaudited)
OPERATIONS:
Net sales	$48,994	$49,920
Cost of sales	44,665	46,861

Gross profit	4,329	3,059
Selling and administrative expenses	5,733	6,530

Operating loss	(1,404)	(3,471)
Interest income	25	3

Loss before income taxes	(1,379)	(3,468)
Benefit from income taxes	—	—

Net loss	$(1,379)	$(3,468)

Basic loss per share	$(.16)	$(.41)

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$106,155	$116,668
Net loss	(1,379)	(3,468)

Balance at end of period	$104,776	$113,200

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended August 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,379)	$(3,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	490	544
Changes in assets and liabilities:
Accrued interest receivable	1	2
Accounts receivable	479	188
Inventories	(1,119)	(1,391)
Other current assets	(113)	(1,048)
Accounts payable, trade	46	964
Accrued liabilities	2,004	236
Other, net	(234)	(30)

Net cash provided by (used in) operating activities	175	(4,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	6,999	14,995
Purchase of U.S. Treasury Bills	(10,000)	(13,997)
Proceeds from note receivable	12	—
Purchase of property, plant and equipment	(4)	(15)
Other, net	112	21

Net cash (used in) provided by investing activities	(2,881)	1,004

Net decrease in cash	(2,706)	(2,999)
Cash at beginning of period	11,838	12,011

Cash at end of period	$9,132	$9,012

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2013, in addition to the consolidated results of operations and the consolidated cash flows for the three-month periods ended August 31, 2013 and 2012. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2013 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through August 31, 2013. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at August 31, 2013.

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

Management’s Plan — Due to recurring losses, the Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

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

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the current operating cycle.

NOTE 2	Restricted Cash

During fiscal 2013, the Corporation entered into an agreement to build and sell 60 manufactured homes to Stewart Homes, Inc., one of its dealers. Stewart Homes Inc. also entered into an agreement to sell these homes to Oakridge Family Homes, L.P., a California limited partnership. As a function of Oakridge Family Homes, L.P. purchasing the 60 homes, the Corporation pledged a $600,000 certificate of deposit as security for certain performances. The certificate of deposit will remain pledged until terms of the certificate of deposit proceeds and security agreement between the Corporation and Oakridge Family Homes, L.P. are completed, which is expected to occur by November 30, 2013. Based on the terms of the arrangement, the Corporation expects this cash will be available for unrestricted use within the current operating cycle and accordingly has classified this as a current asset.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3	Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
August 31, 2013
U. S. Treasury Bills	$7,000	$—	$7,000

May 31, 2013
U. S. Treasury Bills	$4,000	$—	$4,000

The fair value is determined by a secondary market for U.S. Government Securities. At August 31 and May 31, 2013, the U.S. Treasury Bills matures within three months.

NOTE 4	Inventories

Total inventories consist of the following:

	August 31, 2013	May 31, 2013
	(Dollars in thousands)
Raw materials	$5,616	$5,104
Work in process	2,818	2,863
Finished goods	1,417	765

	$9,851	$8,732

NOTE 5	Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,666,000 represents the original amount of the note less principal payments received through August 31, 2013.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$5,882	$5,870
Accruals for warranties	1,298	1,685
Settlements made during the period	(1,181)	(1,357)

Balance at the end of the period	5,999	6,198
Non-current balance included in other deferred liabilities	2,200	2,000

Accrued warranty and related expenses	$3,799	$4,198

NOTE 7	Income Taxes

At August 31, 2013, the Corporation’s gross deferred tax assets of approximately $42 million consist of approximately $28 million in federal net operating loss and tax credit carryforwards, $7 million in state net operating loss carryforwards and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 8	Commitments and Contingencies

The Corporation was contingently liable at August 31 and May 31, 2013 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8	Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $68 million at August 31, 2013 and approximately $71 million at May 31, 2013. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at August 31 and May 31, 2013, a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2013 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units during the first quarter of fiscal 2014 and 2013.

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

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models). Manufactured housing represents homes built according to a national building code; modular housing represents homes built to a local building code. The percentage allocation of manufactured housing and recreational vehicle net sales is:

	Three-Months Ended
	August 31,
	2013	2012
Domestic Manufactured Housing	61%	46%
Modular Housing
Domestic	10	12
Canadian	3	4

	13	16

Total Housing	74	62
Recreational Vehicles
Domestic	23	32
Canadian	3	6

Total Recreational Vehicles	26	38

	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Industry Segment Information — (Continued)

	Three-Months Ended
	August 31,
	2013	2012
	(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$30,111	$23,133
Modular Housing
Domestic	4,892	6,037
Canadian	1,431	1,742

	6,323	7,779

Total Housing	36,434	30,912
Recreational Vehicles
Domestic	11,127	15,933
Canadian	1,433	3,075

Total Recreational Vehicles	12,560	19,008

Total Net sales	$48,994	$49,920

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(580)	$(1,637)
Recreational vehicles	(490)	(1,324)
General corporate expense	(334)	(510)

Total operating loss	(1,404)	(3,471)
Interest income	25	3

Loss before income taxes	$(1,379)	$(3,468)

Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

NOTE 10	Subsequent Event

Subsequent to August 31, 2013, the Corporation sold its idle manufactured housing facility located in Fair Haven, Vermont. The gain on this facility was approximately $150,000.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry had been affected by declining unit shipments to historically low levels. Shipments totaled approximately 373,000 units in 1998; steadily declining to approximately 50,000 units by 2010. This decline was caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market. Shipments, however, increased to approximately 52,000 and 55,000 units in 2011 and 2012, respectively. From January to July 2013, shipments were approximately 34,000 units; an approximately 6 percent increase from the same period a year ago.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2006 to 2012, total industry shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. From January to June 2013, however, industry shipments were approximately 6,800 units; an approximately 8 percent increase from the same period a year ago. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, and increasing household wealth. These positive factors, however, could be negatively affected by slow growth in employment and income.

First Quarter Fiscal 2014 Results

The Corporation experienced the following results during the first quarter of fiscal 2014:

•	Total net sales were $48,994,000, an approximate 2 percent decrease from the $49,920,000 reported in the same period a year ago

•	Housing net sales were $36,434,000, an approximate 18 percent increase from the $30,912,000 realized in the first quarter of fiscal 2013

•	Recreational vehicle net sales were $12,560,000 in the first quarter of fiscal 2014, an approximate 34 percent decrease from $19,008,000 in the first quarter of fiscal 2013

•	Net loss for the first quarter of fiscal 2014 was $1,379,000 as compared to $3,468,000 for the first quarter of fiscal 2013. On a per share basis, net loss was $.16 as compared to $.41 for the same period a year ago.

•	The Corporation’s management made a determination to transfer recreational vehicle production at its Mansfield, Texas facility to its recreational vehicle facilities in Bristol and Elkhart, Indiana. Furthermore, management decided to renovate the Mansfield facility to accommodate production of housing. The renovation is expected to be completed by December 2013 at a cost not to exceed $500,000.

•	Subsequent to August 31, 2013, an idle housing facility located in Fair Haven, Vermont was sold for a gain of approximately $150,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

First Quarter Fiscal 2014 Results —-(Continued)

The Corporation’s housing segment experienced increased net sales in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, consumer confidence, and the availability of wholesale and retail financing.

The recreational vehicle segment experienced decreased net sales in the first quarter of fiscal 2014. Regarding the business environment for fiscal 2014, the RVIA forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 268,000 units; a 10 percent increase from calendar 2012’s total of approximately 243,000 units. In addition, the RVIA forecasts 2014 travel trailer and fifth wheel shipments of approximately 281,000 units; a 5 percent increase from 2013’s estimated total. Despite this favorable trend, business conditions for fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

Due to recurring losses, the Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

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

By implementing these strategies, and having a significant position of its working capital in cash and U.S. Treasury Bills, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the current operating cycle.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2013 Compared to

Three-Month Period Ended August 31, 2012 (Unaudited)

Net Sales and Unit Shipments

	August 31,		August 31,		Increase
	2013	Percent	2012	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$30,111	61	$23,133	46	$6,978
Modular Housing
Domestic	4,892	10	6,037	12	(1,145)
Canadian	1,431	3	1,742	4	(311)

	6,323	13	7,779	16	(1,456)

Total Housing	36,434	74	30,912	62	5,522
Recreational Vehicles
Domestic	11,127	23	15,933	32	(4,806)
Canadian	1,433	3	3,075	6	(1,642)

Total Recreational Vehicles	12,560	26	19,008	38	(6,448)

Total Net Sales	$48,994	100	$49,920	100	$(926)

Unit Shipments
Domestic Manufactured Housing	630	40	525	27	105
Modular Housing
Domestic	81	5	90	5	(9)
Canadian	23	2	28	1	(5)

	104	7	118	6	(14)

Total Housing	734	47	643	33	91
Recreational Vehicles
Domestic	735	47	1,121	58	(386)
Canadian	94	6	172	9	(78)

Total Recreational Vehicles	829	53	1,293	67	(464)

Total Unit Shipments	1,563	100	1,936	100	(373)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2013 Compared to

Three-Month Period Ended August 31, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 18 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 30 percent

•	Domestic modular housing net sales decreasing approximately 19 percent

•	Canadian modular housing net sales decreasing approximately 18 percent

Housing unit shipments increased approximately 14 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing 20 percent

•	Domestic modular shipments decreasing approximately 10 percent

•	Canadian modular shipments decreasing approximately 18 percent

As previously noted, total domestic manufactured housing unit shipments increased approximately 20 percent. Industry unit shipments for these products increased approximately 7 percent from June to August 2013 as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments decreased approximately 12 percent. Current industry unit shipment data is not available. Management believes that the decrease in modular housing sales is the result of a temporary softness in demand from modular dealers and developers.

Compared to prior year, the average net sales price for domestic manufactured housing increased approximately 8 percent; primarily as a result of homes sold with larger square footage and greater amenities. The average net sales price for domestic modular housing products decreased approximately 10 percent. The decrease is the result of homes sold with less square footage and fewer amenities. The average net sales price for Canadian modular housing products remained relatively unchanged.

Recreational vehicles net sales revenue decreased approximately 34 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 30 percent

•	Canadian recreational vehicle net sales decreasing approximately 53 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2013 Compared to

Three-Month Period Ended August 31, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 36 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 34 percent

•	Canadian recreational vehicle shipments decreasing approximately 45 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 37 percent. Industry shipments for these products increased approximately 7 percent from June to August 2013 as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry primarily due to two factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 3 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	August 31, 2013	Percent of Net Sales *	August 31, 2012	Percent of Net Sales*	Increase (Decrease)
	(Dollars in thousands)
Housing	$33,161	91	$28,831	93	$4,330
Recreational vehicles	11,504	92	18,030	95	(6,526)

Consolidated	$44,665	91	$46,861	94	$(2,196)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, housing cost of sales decreased due to certain manufacturing expenses remaining fixed amid rising sales.

Recreational vehicle cost of sales, in dollars, declined due to decreased unit shipments. As a percentage of net sales, recreational vehicle cost of sales decreased as a result of improved margins on products sold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2013 Compared to

Three-Month Period Ended August 31, 2012 (Unaudited) — (Continued)

Selling and Administrative Expenses

	August 31, 2013	Percent of Net Sales	August 31, 2012	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$5,733	12	$6,530	13	$797

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in salaries and wages due to staff reductions, performance based compensation, and dealer and trade show expenses. In addition, a $150,000 decrease occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a change in the interest rate used in valuing the liability.

Loss Before Income Taxes

	August 31,	Percent of	August 31,	Percent of
	2013	Net Sales *	2012	Net Sales *
	(Dollars in Thousands)
Housing	$(580)	(2)	$(1,637)	(5)
Recreational vehicles	(490)	(4)	(1,324)	(7)
General corporate expenses	(334)	(1)	(510)	(1)

Operating loss	(1,404)	(3)	(3,471)	(7)
Interest income	25	—	3	—

Loss before income taxes	$(1,379)	(3)	$(3,468)	(7)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to increased net sales and lower administrative expenses.

Recreational vehicle operating loss was smaller due to improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

General corporate expenses decreased primarily due to a $150,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Interest income for first quarter of fiscal 2014 consisted of interest from the Corporation’s note receivable. Interest income for the first quarter of fiscal 2013 consisted of interest from investment in U.S. Treasury Bills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2013 Compared to

Three-Month Period Ended August 31, 2012 (Unaudited) — (Continued)

Subsequent Event

Subsequent to August 31, 2013, an idle housing facility located in Fair Haven, Vermont was sold for a gain of approximately $150,000.

Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2013	2013	(Decrease)
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury
Bills	$16,732	$16,438	$294
Current assets, exclusive of cash, restricted
Cash and U.S. Treasury Bills	$25,952	$25,199	$753
Current liabilities	$16,257	$14,207	$2,050
Working capital	$26,427	$27,430	$(1,003)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills increased primarily due to changes in inventories, accounts receivable and other accrued liabilities as noted below. In addition, the Corporation received approximately $118,000 from the sale of an airport hangar. Current assets, exclusive of cash and U.S. Treasury Bills, increased mainly due to a $1,119,000 increase in inventories and a $479,000 decrease in accounts receivable. Inventories increased primarily as a result of greater production occurring at August 31, 2013 as compared to May 31, 2013, display homes and recreational vehicles built for upcoming trade shows and homes and recreational vehicles that are awaiting shipment to dealers. Accounts receivable decreased due to the timing of payments from dealers at August 31, 2013 as compared to May 31, 2013.

Current liabilities increased as a result of changes that occurred in accrued marketing programs and other accrued liabilities. Accrued marketing programs increased $1,448,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter. Other accrued liabilities increased $720,000 primarily due to a cash deposit received in the first quarter of fiscal 2014 for housing product to be built in subsequent fiscal quarters.

Capital expenditures totaled $4,000 for the first quarter of fiscal 2014 as compared to $15,000 for the first quarter of fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the remainder of the fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “First Quarter Fiscal 2014 Results” section of Item 2.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Federal, state and local regulations pertaining to the manufactured housing industry

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of August 31, 2013 the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2013.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2013 filed by the registrant with the Commission.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2013.

Item 6.	Exhibits.

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II — OTHER INFORMATION — CONTINUED

Item 6.	Exhibits — (Continued).

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: October 11, 2013	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 11, 2013	/s/ Martin R. Fransted
Martin R. Fransted
Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.