Form 10-Q
period 2013-11-30
SKYLINE CORP
filed 2014-01-10
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 10, 2014
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,639	$11,838
Restricted cash	600	600
U.S. Treasury Bills, at cost plus accrued interest	5,000	4,000
Accounts receivable	12,114	13,472
Note receivable, current	48	47
Inventories	9,965	8,732
Workers’ compensation security deposit	2,597	2,597
Other current assets	632	351

Total Current Assets	40,595	41,637

Note Receivable, non-current	1,606	1,631
Property, Plant and Equipment, at Cost:
Land	3,918	3,918
Buildings and improvements	40,578	40,960
Machinery and equipment	18,128	17,918

	62,624	62,796
Less accumulated depreciation	47,655	47,355

	14,969	15,441
Idle property, net of accumulated depreciation	2,465	2,901

Net Property, Plant and Equipment	17,434	18,342

Other Assets	6,347	6,317

Total Assets	$65,982	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	November 30, 2013	May 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,094	$3,675
Accrued salaries and wages	2,452	2,624
Accrued marketing programs	4,589	1,965
Accrued warranty and related expenses	3,955	3,682
Other accrued liabilities	3,092	2,261

Total Current Liabilities	16,182	14,207

Other Deferred Liabilities	7,741	8,069

Commitments and Contingencies – See Note 8
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	102,563	106,155
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	42,059	45,651

Total Liabilities and Shareholders’ Equity	$65,982	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Six-Month Periods Ended November 30, 2013 and 2012

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
OPERATIONS:
Net sales	$46,263	$41,836	$95,257	$91,756
Cost of sales	43,042	39,162	87,707	86,023

Gross profit	3,221	2,674	7,550	5,733
Selling and administrative expenses	5,621	5,819	11,354	12,349
Gain on sale of idle property, plant and equipment	162	1,411	162	1,411

Operating loss	(2,238)	(1,734)	(3,642)	(5,205)
Interest income	25	9	50	12

Loss before income taxes	(2,213)	(1,725)	(3,592)	(5,193)
Benefit from income taxes	—	—	—	—

Net loss	$(2,213)	$(1,725)	$(3,592)	$(5,193)

Basic loss per share	$(.27)	$(.21)	$(.43)	$(.62)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$104,776	$113,200	$106,155	$116,668
Net loss	(2,213)	(1,725)	(3,592)	(5,193)

Balance at end of period	$102,563	$111,475	$102,563	$111,475

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended November 30, 2013 and 2012

(Dollars in thousands)

	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,592)	$(5,193)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	887	1,032
Gain on sale of idle property, plant and equipment	(162)	(1,411)
Change in assets and liabilities:
Restricted cash	—	(600)
Accrued interest receivable	1	3
Accounts receivable	1,358	2,843
Inventories	(1,233)	(2,352)
Other current assets	(281)	(1,067)
Accounts payable, trade	(1,581)	(382)
Accrued liabilities	3,556	1,374
Other, net	(434)	(37)

Net cash from operating activities	(1,481)	(5,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury
Bills	16,998	34,991
Purchase of U.S. Treasury Bills	(17,999)	(31,994)
Proceeds from note receivable	24	—
Proceeds from sale of idle property, plant and equipment	490	348
Purchase of property, plant and equipment	(460)	(26)
Other, net	229	130

Net cash from investing activities	(718)	3,449

Net decrease in cash	(2,199)	(2,341)
Cash at beginning of period	11,838	12,011

Cash at end of period	$9,639	$9,670

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$—	$1,700

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2013, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2013 and 2012. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Workers’ Compensation Security Deposit — Deferred workers’ compensation deposit represents funds placed with the Corporation’s worker’s compensation insurance carrier to offset future medical claims and benefits.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through November 30, 2013. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At November 30, 2013, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; and Halstead, Kansas. At May, 31, 2013, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at November 30, 2013.

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

Income Taxes (continued) — In comparing negative and positive evidence, continual losses in recent years is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management maintains a full valuation allowance against its deferred tax assets. The Corporation reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

During fiscal 2013, the Corporation entered into an agreement to build and sell 60 manufactured homes to Stewart Homes, Inc., one of its dealers. Stewart Homes Inc. also entered into an agreement to sell these homes to Oakridge Family Homes, L.P., a California limited partnership. As a function of Oakridge Family Homes, L.P. purchasing the 60 homes, the Corporation pledged a $600,000 certificate of deposit as security for certain performances. Subsequent to November 30, 2013, the terms of the certificate of deposit proceeds and security agreement were completed; resulting in the maturation of the certificate of deposit and the receipt of the certificate of deposit proceeds.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3	Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
November 30, 2013
U. S. Treasury Bills	$5,000	$—	$5,000

May 31, 2013
U. S. Treasury Bills	$4,000	$—	$4,000

The fair value is determined by a secondary market for U.S. Government Securities. At November 30 and May 31, 2013, the U.S. Treasury Bills matures within two and three months, respectively.

NOTE 4	Inventories

Total inventories consist of the following:

	November 30, 2013	May 31, 2013
	(Dollars in thousands)
Raw materials	$5,833	$5,104
Work in process	2,509	2,863
Finished goods	1,623	765

	$9,965	$8,732

NOTE 5	Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,654,000 represents the original amount of the note less principal payments received through November 30, 2013.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended
	November 30,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the period	$5,882	$5,870
Accruals for warranties	2,786	3,197
Settlements made during the period	(2,513)	(2,653)

Balance at the end of the period	6,155	6,414
Non-current balance included in other deferred liabilities	2,200	2,000

Accrued warranty and related expenses	$3,955	$4,414

NOTE 7	Income Taxes

At November 30, 2013, the Corporation’s gross deferred tax assets of approximately $43 million consist of approximately $29 million in federal net operating loss and tax credit carryforwards, $8 million in state net operating loss carryforwards, and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 8	Commitments and Contingencies

The Corporation was contingently liable at November 30 and May 31, 2013 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8	Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $65 million at November 30, 2013 and approximately $71 million at May 31, 2013. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at November 30 and May 31, 2013, a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2013 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units for the first half of each of fiscal 2014 and 2013.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

As referenced in Note 2, the Corporation pledged a $600,000 certificate of deposit as security for certain performances in providing 60 manufactured homes to Oakridge Family Homes, L.P. Subsequent to November 30, 2013, the terms of the certificate of deposit proceeds and security agreement were completed; resulting in the maturation of the certificate of deposit and the receipt of the certificate of deposit proceeds.

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

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Domestic Manufactured Housing	68%	51%	65%	48%
Modular Housing
Domestic	10	14	10	13
Canadian	4	3	3	4

	14	17	13	17

Total Housing	82	68	78	65
Recreational Vehicles
Domestic	16	25	19	29
Canadian	2	7	3	6

Total Recreational Vehicles	18	32	22	35

	100%	100%	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Industry Segment Information — (Continued)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$31,388	$21,288	$61,499	$44,421
Modular Housing
Domestic	4,822	5,755	9,714	11,792
Canadian	1,950	1,502	3,381	3,244

	6,772	7,257	13,095	15,036

Total Housing	38,160	28,545	74,594	59,457
Recreational Vehicles
Domestic	7,415	10,460	18,542	26,393
Canadian	688	2,831	2,121	5,906

Total Recreational Vehicles	8,103	13,291	20,663	32,299

Total Net Sales	$46,263	$41,836	$95,257	$91,756

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(510)	$(1,733)	$(1,090)	$(3,370)
Recreational vehicles	(1,497)	(929)	(1,987)	(2,253)
General corporate expense	(393)	(483)	(727)	(993)
Gain on sale of idle property, plant and equipment	162	1,411	162	1,411

Total operating loss	(2,238)	(1,734)	(3,642)	(5,205)
Interest income	25	9	50	12

Loss before income taxes	$(2,213)	$(1,725)	$(3,592)	$(5,193)

Total operating loss represents operating losses before interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

NOTE 10	Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold its idle manufactured housing facility located in Fair Haven, Vermont. The gain on the sale of this facility was $162,000. In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of these facilities was $1,411,000.

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

Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “AlumaSky”; “Ecocamp”; “Koala”; “Layton”; “Nomad”; “Skycat”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry had been affected by declining unit shipments to historically low levels. Shipments totaled approximately 373,000 units in 1998; steadily declining to approximately 50,000 units by 2010. This decline was caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market. Shipments, however, increased to approximately 52,000 and 55,000 units in 2011 and 2012, respectively. From January to November 2013, shipments were approximately 56,000 units; an approximately 9 percent increase from the same period a year ago.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2006 to 2012, total industry shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. From January to September 2013, however, industry shipments were approximately 11,000 units; an approximately 5 percent increase from the same period a year ago. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, increasing household wealth, and continued gains in jobs. These positive factors, however, could be negatively affected by rising interest rates.

Second Quarter Fiscal 2014 Results

The Corporation experienced the following results during the second quarter of fiscal 2014:

•	Total net sales were $46,263,000, an approximate 11 percent increase from the $41,836,000 reported in the same period a year ago

•	Housing net sales were $38,160,000, an approximate 34 percent increase from the $28,545,000 realized in the second quarter of fiscal 2013

•	Recreational vehicle net sales were $8,103,000 in the second quarter of fiscal 2014, an approximate 39 percent decrease from $13,291,000 in the second quarter of fiscal 2013

•	Net loss for the second quarter of fiscal 2014 was $2,213,000 as compared to $1,725,000 for the second quarter of fiscal 2013. On a per share basis, net loss was $.27 as compared to $.21 for the same period a year ago

•	The Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000

The Corporation’s housing segment experienced increased net sales in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, consumer confidence, and the availability of wholesale and retail financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

Second Quarter Fiscal 2014 Results — (Continued)

The recreational vehicle segment experienced decreased net sales in the second quarter of fiscal 2014. Regarding the business environment for fiscal 2014, the RVIA forecasts calendar 2013 travel trailer and fifth wheel shipments of approximately 264,000 units; an 9 percent increase from calendar 2012’s total of approximately 243,000 units. In addition, the RVIA forecasts 2014 travel trailer and fifth wheel shipments of approximately 279,000 units; a 6 percent increase from 2013’s estimated total. Despite this favorable trend, business conditions in fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012 (Unaudited)

Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2013	Percent	2012	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$31,388	68%	$21,288	51%	$10,100
Modular Housing
Domestic	4,822	10	5,755	14	(933)
Canadian	1,950	4	1,502	3	448

	6,772	14	7,257	17	(485)

Total Housing	38,160	82	28,545	68	9,615
Recreational Vehicles
Domestic	7,415	16	10,460	25	(3,045)
Canadian	688	2	2,831	7	(2,143)

Total Recreational Vehicles	8,103	18	13,291	32	(5,188)

Total Net Sales	$46,263	100%	$41,836	100%	$4,427

Unit Shipments
Domestic Manufactured Housing	663	53%	441	31%	222
Modular Housing
Domestic	75	6	88	6	(13)
Canadian	30	2	24	1	6

	105	8	112	7	(7)

Total Housing	768	61	553	38	215
Recreational Vehicles
Domestic	447	36	697	49	(250)
Canadian	41	3	187	13	(146)

Total Recreational Vehicles	488	39	884	62	(396)

Total Unit Shipments	1,256	100%	1,437	100%	(181)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 34 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 47 percent

•	Domestic modular housing net sales decreasing approximately 16 percent

•	Canadian modular housing net sales increasing approximately 30 percent

Housing unit shipments increased approximately 39 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 50 percent

•	Domestic modular housing shipments decreasing approximately 15 percent

•	Canadian modular housing shipments increasing 25 percent

As previously noted, total domestic manufactured housing unit shipments increased approximately 50 percent. Industry unit shipments for these products increased approximately 19 percent from September to November 2013 as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments decreased approximately 6 percent. Current industry unit shipment data is not available. Management believes that the decrease in modular housing sales is the result of a temporary softness in demand from modular dealers and developers.

Compared to prior year, the average net sales price for domestic manufactured housing and modular housing products decreased approximately 2 percent, respectively; primarily due to homes sold with less square footage and fewer amenities. The average net sales price for Canadian modular housing products increased approximately 4 percent; primarily due to homes sold with larger square footage and greater amenities.

Recreational vehicles net sales revenue decreased approximately 39 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 29 percent

•	Canadian recreational vehicle net sales decreasing approximately 76 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 45 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing proximately 36 percent

•	Canadian recreational vehicle shipments decreasing 78 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 46 percent. Industry shipments for these products increased approximately 11 percent from September to November 2013 as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry primarily due to two factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 10 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of	Increase
	2013	Net Sales*	2012	Net Sales*	(Decrease)
	(Dollars in Thousands)
Housing	$34,618	91	$26,646	93	$7,972
Recreational vehicles	8,424	104	12,516	94	(4,092)

Consolidated	$43,042	93	$39,162	94	$3,880

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased as a result of increased unit shipments. As a percentage of net sales, housing cost of sales decreased due to certain manufacturing expenses remaining fixed amid rising sales.

Recreational vehicle cost of sales declined due to decreased unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased as a result of certain manufacturing expenses remaining fixed amid declining sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2013	Net Sales	2012	Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$5,621	12	$5,819	14	$198

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in dealer and trade show expenses. In addition, a $100,000 decrease occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a determination by management that a lower valuation of the liability at November 30, 2013 was warranted.

Gain on Sale of Idle Property and Equipment

In the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont. The gain on the sale of this facility was $162,000. In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of the facilities was $1,411,000.

Loss Before Income Taxes

	November 30,	Percent of	November 30,	Percent of
	2013	Net Sales*	2012	Net Sales*
	(Dollars in thousands)
Housing	$(510)	(1)	$(1,733)	(6)
Recreational vehicles	(1,497)	(18)	(929)	(7)
General corporate expenses	(393)	(1)	(483)	(1)
Gain on sale of idle property, plant and equipment	162	—	1,411	3

Operating loss	(2,238)	(5)	(1,734)	(4)
Interest Income	25	—	9	—

Loss before income taxes	$(2,213)	(5)	$(1,725)	(4)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to the effect of increased net sales, with certain manufacturing expenses remaining fixed as previously referenced.

Recreational vehicle operating loss increased due to the effect of decreased net sales, with certain manufacturing expenses remaining fixed as previously noted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2013 Compared to Three-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Loss Before Income Taxes— (Continued)

General corporate expenses decreased primarily due to a $100,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Interest income for second quarter of fiscal 2014 consisted of interest from the Corporation’s note receivable. Interest income for the second quarter of fiscal 2013 consisted of approximately $5,000 from the Corporation’s note receivable, and approximately $4,000 from investment in U.S. Treasury Bills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012 (Unaudited)

Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2013	Percent	2012	Percent	(Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$61,499	65%	$44,421	48%	$17,078
Modular Housing
Domestic	9,714	10	11,792	13	(2,078)
Canadian	3,381	3	3,244	4	137

	13,095	13	15,036	17	(1,941)

Total Housing	74,594	78	59,457	65	15,137
Recreational Vehicles
Domestic	18,542	19	26,393	29	(7,851)
Canadian	2,121	3	5,906	6	(3,785)

Total Recreational Vehicles	20,663	22	32,299	35	(11,636)

Total Net Sales	$95,257	100%	$91,756	100%	$3,501

Unit Shipments
Domestic Manufactured Housing	1,293	46%	966	29%	327
Modular Housing
Domestic	156	6	178	5	(22)
Canadian	53	1	52	1	1

	209	7	230	6	(21)

Total Housing	1,502	53	1,196	35	306
Recreational Vehicles
Domestic	1,182	42	1,818	54	(636)
Canadian	135	5	359	11	(224)

Total Recreational Vehicles	1,317	47	2,177	65	(860)

Total Unit Shipments	2,819	100%	3,373	100%	(554)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 25 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 38 percent

•	Domestic modular housing net sales decreasing approximately 18 percent

•	Canadian modular housing net sales increasing approximately 4 percent

Housing unit shipments increased approximately 26 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 34 percent

•	Domestic modular shipments decreasing approximately 12 percent

•	Canadian modular shipments increasing approximately 2 percent

As previously noted, total domestic manufactured housing unit shipments increased approximately 34 percent. Industry unit shipments for these products increased approximately 13 percent from June to November 2013 as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments decreased approximately 9 percent. Current industry unit shipment data is not available. Management believes that the decrease in modular housing sales is the result of a temporary softness in demand from modular dealers and developers.

Compared to prior year, the average net sales price for domestic manufactured housing and Canadian modular housing products increased approximately 3 percent and 2 percent, respectively. The increase is primarily as a result of homes sold with larger square footage and greater amenities. The average net sales price for domestic modular housing products decreased approximately 6 percent; resulting from homes sold with less square footage and fewer amenities.

Recreational vehicles net sales revenue decreased approximately 36 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 30 percent

•	Canadian recreational vehicle net sales decreasing approximately 64 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 40 percent. The decrease is the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 35 percent

•	Canadian recreational vehicle shipments decreasing approximately 62 percent.

Unit shipments for travel trailers and fifth wheels decreased approximately 41 percent. Industry shipments for these products increased approximately 9 percent from June to November 2013 as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry primarily due to two factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 6 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of	Increase
	2013	Net Sales*	2012	Net Sales*	(Decrease)
	(Dollars in Thousands)
Housing	$67,779	91	$55,477	93	$12,302
Recreational vehicles	19,928	96	30,546	95	(10,618)

Consolidated	$87,707	92	$86,023	94	$1,684

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased as a result of increased unit shipments. As a percentage of net sales, housing cost of sales decreased due to certain manufacturing expenses remaining fixed amid rising sales.

Recreational vehicle cost of sales declined due to decreased unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased as a result of certain manufacturing costs remaining fixed amid declining net sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2013	Net Sales	2012	Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$11,354	12	$12,349	13	$995

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result of a decline in salaries and wages due to staff reductions, performance based compensation, and dealer and trade show expenses. In addition, a $250,000 decrease occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a change in the interest rate used in valuing the liability, and a determination by management that a lower valuation of the liability at November 30, 2013 was warranted.

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont. The gain on the sale of this facility was $162,000. In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California. The gain on the sale of these facilities was $1,411,000.

Loss Before Income Taxes

	November 30,	Percent of	November 30,	Percent of
	2013	Net Sales*	2012	Net Sales*
	(Dollars in Thousands)
Housing	$(1,090)	(1)	$(3,370)	(6)
Recreational vehicles	(1,987)	(10)	(2,253)	(7)
General corporate expenses	(727)	(1)	(993)	(1)
Gain on sale of idle property, plant and equipment	162	—	1,411	2

Operating loss	(3,642)	(4)	(5,205)	(6)
Interest income	50	—	12	—

Loss before income taxes	$(3,592)	(4)	$(5,193)	(6)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to the effect of increased net sales, with certain manufacturing expenses remaining fixed as previously referenced. Recreational vehicle operating loss was smaller due to improved margins on products sold, and decreased manufacturing, selling and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2013 Compared to Six-Month Period Ended November 30, 2012 (Unaudited) — (Continued)

General corporate expenses decreased primarily due to a $250,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Interest income for the first half of fiscal 2014 consisted of interest from the Corporation’s note receivable. Interest income for the first half of fiscal 2013 consisted of approximately $5,000 from the Corporation’s note receivable, and approximately $7,000 from investment in U.S. Treasury Bills.

Liquidity and Capital Resources

	November 30,	May 31,	Increase
	2013	2013	(Decrease)
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$15,239	$16,438	$(1,199)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$25,356	$25,199	$157
Current liabilities	$16,182	$14,207	$1,975
Working capital	$24,413	$27,430	$(3,017)

The Corporation’s policy is to invest its excess cash, which exceeds its operating needs, in U.S. Government Securities. Cash and U.S. Treasury Bills decreased primarily due to a net loss of approximately $3,592,000 and changes in other components of working capital. Current assets, exclusive of cash and U.S. Treasury Bills, increased mainly due to a $1,233,000 increase in inventories, a $1,358,000 decrease in accounts receivable and a $281,000 increase in other current assets. Inventories increased primarily as a result of recreational vehicles built for trade shows and to meet dealer demand. In addition, inventories increased as a result of homes and recreational vehicles that are awaiting shipment to dealers. Accounts receivable decreased due to the timing of payments from dealers at November 30, 2013 as compared to May 31, 2013. Other current assets increased as a result of the timing of payments for various insurance policies at November 30, 2013 as compared to May 31, 2013.

Current liabilities increased as a result of changes that occurred in accounts payable, accrued marketing programs and other accrued liabilities. Accounts payable decreased $1,581,000 as a result of lower production occurring at November 30, 2013 as compared to May 31, 2013. Accrued marketing programs increased $2,624,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter. Other accrued liabilities increased $831,000 primarily due to a cash deposit received in the first quarter of fiscal 2014 for housing product to be built in subsequent fiscal quarters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Capital expenditures totaled $460,000 for the first half of fiscal 2014 as compared to $26,000 for the half of fiscal 2013. Approximately $391,000 of current year expenditures is attributable to the renovation of the Mansfield, Texas facility to accommodate housing production.

The Corporation’s current cash and other short-term investments are expected to be adequate to fund operating cash needs in addition to any capital expenditures for the remainder of the fiscal year. Although the Corporation has experienced decreased liquidity, its financing needs have been met with a combination of cash on hand and funds generated through the sale of assets. In addition, various strategies are being pursued to improve financial performance. These strategies are referenced in the “Second Quarter Fiscal 2014 Results” section of Item 2.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2013, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2013.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended November 30, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

SKYLINE CORPORATION

DATE: January 10, 2014	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 10, 2014	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.