Form 10-Q
period 2014-02-28
SKYLINE CORP
filed 2014-04-04
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 4, 2014
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,275	$11,838
Restricted cash	—	600
U.S. Treasury Bills, at cost plus accrued interest	2,000	4,000
Accounts receivable	15,195	13,472
Note receivable, current	49	47
Inventories	11,234	8,732
Workers’ compensation security deposit	2,597	2,597
Other current assets	383	351

Total Current Assets	36,733	41,637

Note Receivable, non-current	1,594	1,631
Property, Plant and Equipment, at Cost:
Land	4,534	4,597
Buildings and improvements	46,074	49,462
Machinery and equipment	19,986	20,572

	70,594	74,631
Less accumulated depreciation	53,579	56,289

Net Property, Plant and Equipment	17,015	18,342

Other Assets	6,388	6,317

Total Assets	$61,730	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 28, 2014	May 31, 2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,793	$3,675
Accrued salaries and wages	2,054	2,624
Accrued marketing programs	4,069	1,965
Accrued warranty and related expenses	3,921	3,682
Other accrued liabilities	3,888	2,261

Total Current Liabilities	17,725	14,207

Other Deferred Liabilities	7,658	8,069

Commitments and Contingencies – See Note 8
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	96,851	106,155
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	36,347	45,651

Total Liabilities and Shareholders’ Equity	$61,730	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Nine-Month Periods Ended February 28, 2014 and 2013

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$38,772	$36,986	$134,029	$128,742
Cost of sales	38,918	36,515	126,625	122,538

Gross (loss) profit	(146)	471	7,404	6,204
Selling and administrative expenses	5,891	5,861	17,245	18,210
Gain on sale of idle property, plant and equipment	300	—	462	1,411

Operating loss	(5,737)	(5,390)	(9,379)	(10,595)
Interest income	25	25	75	37

Loss before income taxes	(5,712)	(5,365)	(9,304)	(10,558)
Benefit from income taxes	—	—	—	—

Net loss	$(5,712)	$(5,365)	$(9,304)	$(10,558)

Basic loss per share	$(.68)	$(.64)	$(1.11)	$(1.26)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$102,563	$111,475	$106,155	$116,668
Net loss	(5,712)	(5,365)	(9,304)	(10,558)

Balance at end of period	$96,851	$106,110	$96,851	$106,110

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended February 28, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,304)	$(10,558)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,304	1,523
Gain on sale of idle property, plant and equipment	(462)	(1,411)
Change in assets and liabilities:
Restricted cash	600	(600)
Accrued interest receivable	1	4
Accounts receivable	(1,723)	(2,515)
Inventories	(2,502)	(1,981)
Other current assets	(32)	(280)
Accounts payable, trade	118	264
Accrued liabilities	3,400	1,859
Other, net	(527)	(71)

Net cash from operating activities	(9,127)	(13,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	30,998	48,987
Purchase of U.S. Treasury Bills	(28,999)	(37,993)
Proceeds from note receivable	35	11
Proceeds from sale of idle property, plant and equipment	958	348
Purchase of property, plant and equipment	(649)	(49)
Other, net	221	109

Net cash from investing activities	2,564	11,413

Net decrease in cash	(6,563)	(2,353)
Cash at beginning of period	11,838	12,011

Cash at end of period	$5,275	$9,658

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$—	$1,689

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2014, the consolidated results of operations for the three-month and nine-month periods ended February 28, 2014 and 2013, and the consolidated cash flows for the nine-month periods ended February 28, 2014 and 2013. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through February 28, 2014. Interest is accrued on a monthly basis. No allowance for credit loss exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At February 28, 2014, Idle property, net of accumulated depreciation consisted of manufacturing facilities in Ocala, Florida and Elkhart, Indiana. At May, 31, 2013, Idle property, net of accumulated depreciation consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at February 28, 2014.

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

Management’s Plan —Due to recurring losses, the Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

•	Addressing declining recreational vehicle sales by evaluating its model lineup to more closely meet consumer needs. In addition, with production and sales now consolidated at the two facilities located in Elkhart, Indiana, business operations are being streamlined to reduce costs and maximize efficiencies.

•	Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies as the facility transitions from a “startup” to a continuing operation.

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Selling non-strategic assets to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

By implementing these strategies, and utilizing its cash, U.S. Treasury Bills and proceeds from life insurance loans as referenced in Note 11, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the current fiscal year.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Restricted Cash

During fiscal 2013, the Corporation entered into an agreement to build and sell 60 manufactured homes to Stewart Homes, Inc., one of its dealers. Stewart Homes Inc. also entered into an agreement to sell these homes to Oakridge Family Homes, L.P., a California limited partnership. As a function of Oakridge Family Homes, L.P. purchasing the 60 homes, the Corporation pledged a $600,000 certificate of deposit as security for certain performances. In December 2013, the terms of the certificate of deposit proceeds and security agreement were completed; resulting in the maturation of the certificate of deposit and the receipt of the certificate of deposit proceeds.

NOTE 3 Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
February 28, 2014
U. S. Treasury Bills	$2,000	$—	$2,000

May 31, 2013
U. S. Treasury Bills	$4,000	$—	$4,000

The fair value is determined by a secondary market for U.S. Government Securities. At February 28, 2014 and May 31, 2013, the U.S. Treasury Bills matures within two and three months, respectively. In the third quarter of fiscal 2014, U.S. Treasury Bills with a gross amortized cost of $5,000,000 were sold before maturity at cost. The sale occurred for purposes of maintaining liquidity during a period where the Corporation’s sales and cash collections are at its lowest level for the fiscal year.

NOTE 4 Inventories

Total inventories consist of the following:

	February 28, 2014	May 31, 2013
	(Dollars in thousands)
Raw materials	$6,865	$5,104
Work in process	3,406	2,863
Finished goods	963	765

	$11,234	$8,732

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,643,000 represents the original amount of the note less principal payments received through February 28, 2014.

NOTE 6 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended
	February 28,	February 28,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the period	$5,882	$5,870
Accruals for warranties	4,106	4,403
Settlements made during the period	(3,867)	(3,890)

Balance at the end of the period	6,121	6,383
Non-current balance included in other deferred liabilities	2,200	2,000

Accrued warranty and related expenses	$3,921	$4,383

NOTE 7 Income Taxes

At February 28, 2014, the Corporation’s gross deferred tax assets of approximately $45 million consist of approximately $31 million in federal net operating loss and tax credit carryforwards, $8 million in state net operating loss carryforwards, and $6 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 Commitments and Contingencies

The Corporation was contingently liable at February 28, 2014 and May 31, 2013 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $66 million at February 28, 2014 and approximately $71 million at May 31, 2013. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at February 28, 2014 and May 31, 2013 a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2014 will not be material to its financial position or results of operations. In addition, there were no obligations or net losses from repurchased units for the first nine months of fiscal 2014 and 2013.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

As referenced in Note 2 in the Notes to Consolidated Financial Statements, the Corporation pledged a $600,000 certificate of deposit as security for certain performances in providing 60 manufactured homes to Oakridge Family Homes, L.P. In December 2013, the terms of the certificate of deposit proceeds and security agreement were completed; resulting in the maturation of the certificate of deposit and the receipt of the certificate of deposit proceeds.

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

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Domestic Manufactured Housing	62%	50%	64%	49%
Modular Housing
Domestic	7	8	9	11
Canadian	2	2	3	3

	9	10	12	14

Total Housing	71	60	76	63
Recreational Vehicles
Domestic	21	30	20	29
Canadian	8	10	4	8

Total Recreational Vehicles	29	40	24	37

	100%	100%	100%	100%

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Industry Segment Information — (Continued)

	Three-Months Ended		Nine-Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$24,038	$18,638	$85,537	$63,059
Modular Housing
Domestic	2,819	2,840	12,533	14,632
Canadian	784	636	4,165	3,880

	3,603	3,476	16,698	18,512

Total Housing	27,641	22,114	102,235	81,571
Recreational Vehicles
Domestic	8,012	11,124	26,554	37,517
Canadian	3,119	3,748	5,240	9,654

Total Recreational Vehicles	11,131	14,872	31,794	47,171

Total Net Sales	$38,772	$36,986	$134,029	$128,742

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(3,841)	$(3,132)	$(4,931)	$(6,502)
Recreational vehicles	(1,709)	(1,721)	(3,696)	(3,974)
General corporate expense	(487)	(537)	(1,214)	(1,530)
Gain on sale of idle property, plant and equipment	300	—	462	1,411

Total operating loss	(5,737)	(5,390)	(9,379)	(10,595)
Interest income	25	25	75	37

Loss before income taxes	$(5,712)	$(5,365)	$(9,304)	$(10,558)

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

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold its idle manufactured housing facility located in Fair Haven, Vermont for a gain of $162,000. Likewise, in the third quarter of fiscal 2014 an idle manufactured housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California for a gain of $1,411,000.

NOTE 11 Subsequent Events

Subsequent to February 28, 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of approximately $240,000. The proceeds from the sale, less selling expenses, were approximately $982,000. In addition, the Corporation obtained approximately $6,100,000 in life insurance policy loans. Due to the seasonality of the Corporation’s business, net sales and cash collections are lowest during the third quarter. Akin to drawing upon a bank line of credit, the loans were obtained to meet fourth quarter obligations and to purchase inventory as the Corporation enters its spring and summer selling seasons; the highest sales periods in its fiscal year. The loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate for the loans in total is 5.9 percent.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry had been affected by declining unit shipments to historically low levels. Shipments totaled approximately 373,000 units in 1998; steadily declining to approximately 50,000 units by 2010. This decline was caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market. Shipments, however, increased to approximately 52,000, 55,000 and 60,000 units in 2011, 2012 and 2013, respectively. For January 2014, shipments were approximately 4,000 units; an approximately 4 percent increase from the same period a year ago.

The domestic modular housing industry experienced challenges similar to the manufactured housing industry. From calendar 2006 to 2012, total industry shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. In 2013, however, industry shipments increased to approximately 14,000 units. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, gains in household wealth, and continued gains in jobs. These positive factors, however, could be negatively affected by rising interest rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Third Quarter Fiscal 2014 Results

The Corporation experienced the following results during the third quarter of fiscal 2014:

•	Total net sales were $38,772,000, an approximate 5 percent increase from the $36,986,000 reported in the same period a year ago

•	Housing net sales were $27,641,000, an approximate 25 percent increase from the $22,114,000 realized in the third quarter of fiscal 2013

•	Recreational vehicle net sales were $11,131,000 in the third quarter of fiscal 2014, an approximate 25 percent decrease from $14,872,000 in the third quarter of fiscal 2013

•	Net loss for the third quarter of fiscal 2014 was $5,712,000 as compared to $5,365,000 for the third quarter of fiscal 2013. On a per share basis, net loss was $.68 as compared to $.64 for the same period a year ago

•	The Corporation commenced operations of its housing facility in Mansfield, Texas. The Corporation also sold an idle housing facility located in Halstead, Kansas for a gain of $300,000.

•	Subsequent to February 28, 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of approximately $240,000. The proceeds from the sale, less selling expenses, were approximately $982,000. In addition, the Corporation obtained approximately $6,100,000 in life insurance policy loans. Due to the seasonality of the Corporation’s business, net sales and cash collections are lowest during the third quarter. Akin to drawing upon a bank line of credit, the loans were obtained to meet fourth quarter obligations and to purchase inventory as the Corporation enters its spring and summer selling seasons; the highest sales periods in its fiscal year. The loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate of the loans in total is 5.9 percent.

The Corporation’s housing segment experienced increased net sales in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, consumer confidence, and the availability of wholesale and retail financing.

The recreational vehicle segment experienced decreased net sales in the third quarter of fiscal 2014. Regarding the business environment for fiscal 2014, the RVIA forecasts calendar 2014 travel trailer and fifth wheel shipments of approximately 281,000 units; a 5 percent increase from calendar 2013’s total of approximately 268,000 units. Despite this favorable trend, business conditions in fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

Management’s Plan

Due to recurring losses, the Corporation is actively pursuing strategies to increase sales and decrease costs. These strategies include but are not limited to:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan— (Continued)

•	Addressing declining recreational vehicle sales by evaluating its model lineup to more closely meet consumer needs. In addition, with production and sales now consolidated at the two facilities located in Elkhart, Indiana, business operations are being streamlined to reduce costs and maximize efficiencies.

•	Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies as the facility transitions from a “startup” to a continuing operation.

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Selling non-strategic assets to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

By implementing these strategies, and utilizing its cash, U.S. Treasury Bills and proceeds from life insurance loans as referenced in “Subsequent Events”, the Corporation’s management believes the Corporation will have sufficient liquidity to meet its obligations through the current fiscal year.

Subsequent Events

Subsequent to February 28, 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of approximately $240,000. The proceeds from the sale, less selling expenses, were approximately $982,000. In addition, the Corporation obtained approximately $6,100,000 in life insurance policy loans. Due to the seasonality of the Corporation’s business, net sales and cash collections are lowest during the third quarter. Akin to drawing upon a bank line of credit, the loans were obtained to meet fourth quarter obligations and to purchase inventory as the Corporation enters its spring and summer selling seasons; the highest sales periods in its fiscal year. The loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate of the loans in total is 5.9 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013 (Unaudited)

Net Sales and Unit Shipments

	February 28, 2014	Percent	February 28, 2013	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$24,038	62%	$18,638	50%	$5,400
Modular Housing
Domestic	2,819	7	2,840	8	(21)
Canadian	784	2	636	2	148

	3,603	9	3,476	10	127

Total Housing	27,641	71	22,114	60	5,527
Recreational Vehicles
Domestic	8,012	21	11,124	30	(3,112)
Canadian	3,119	8	3,748	10	(629)

Total Recreational Vehicles	11,131	29	14,872	40	(3,741)

Total Net Sales	$38,772	100%	$36,986	100%	$1,786

Unit Shipments
Domestic Manufactured Housing	454	40%	389	28%	65
Modular Housing
Domestic	41	3	44	3	(3)
Canadian	11	1	11	1	—

	52	4	55	4	(3)

Total Housing	506	44	444	32	62
Recreational Vehicles
Domestic	431	38	698	51	(267)
Canadian	202	18	241	17	(39)

Total Recreational Vehicles	633	56	939	68	(306)

Total Unit Shipments	1,139	100%	1,383	100%	(244)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 25 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 29 percent

•	Domestic modular housing net sales decreasing approximately 1 percent

•	Canadian modular housing net sales increasing approximately 23 percent

Housing unit shipments increased approximately 14 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 17 percent

•	Domestic modular housing shipments decreasing approximately 7 percent

•	Canadian modular housing shipments remaining unchanged

As previously noted, total domestic manufactured housing unit shipments increased approximately 17 percent. Industry unit shipments for these products increased approximately 10 percent from November 2013 to January 2014, the latest three months available, as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments decreased approximately 5 percent. Current industry unit shipment data is not available. Management believes that the decrease in modular housing sales is the result of softness in demand from modular dealers and developers.

Compared to prior year, the average net sales price for domestic manufactured housing, domestic modular housing, and Canadian modular housing products increased approximately 11, 7 and 23 percent, respectively. The increase is the result of homes sold with larger square footage and greater amenities.

Recreational vehicle net sales decreased approximately 25 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 28 percent

•	Canadian recreational vehicle net sales decreasing approximately 17 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 33 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 38 percent

•	Canadian recreational vehicle shipments decreasing approximately 16 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 38 percent. Industry shipments for these products increased approximately 6 percent from November 2013 to January 2014, the latest three months available, as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry due to various factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Finally, consumer demand is presently concentrated toward larger, higher priced models; of which the Corporation has a limited offering. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 11 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	February 28, 2014	Percent of Net Sales*	February 28, 2013	Percent of Net Sales*	Increase (Decrease)
	(Dollars in Thousands)
Housing	$27,506	99	$21,999	99	$5,507
Recreational vehicles	11,412	103	14,516	98	(3,104)

Consolidated	$38,918	100	$36,515	99	$2,403

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales increased as a result of increased unit shipments. Included in cost of sales are approximately $839,000 of expenses attributable to the commencement of operations of the Mansfield, Texas facility. This location had third quarter net sales of approximately $128,000.

Recreational vehicle cost of sales decreased due to declining unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased due to certain manufacturing costs remaining fixed amid declining sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Selling and Administrative Expenses

	February 28, 2014	Percent of Net Sales	February 28, 2013	Percent of Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$5,891	15	$5,861	16	$30

Selling and administrative expenses, in dollars, increased as a result of approximately $182,000 of costs associated with the Mansfield, Texas facility. As a percentage of net sales, selling and administrative expenses decreased as a result of increased net sales.

Gain on Sale of Idle Property and Equipment

In the third quarter of fiscal 2014, the Corporation sold its idle manufactured housing facility located in Halstead, Kansas was sold for a gain of $300,000.

Loss Before Income Taxes

	February 28, 2014	Percent of Net Sales*	February 28, 2013	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(3,841)	(14)	$(3,132)	(14)
Recreational vehicles	(1,709)	(15)	(1,721)	(12)
General corporate expense	(487)	(1)	(537)	(1)
Gain on sale of idle property, plant and equipment	300	(1)	—	—

Operating loss	(5,737)	(15)	(5,390)	(15)
Interest income	25	—	25	—

Loss before income taxes	$(5,712)	(15)	$(5,365)	(15)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before incomes taxes are based on total net sales.

The operating loss for the housing segment increased primarily due to the loss incurred at the Mansfield, Texas facility resulting from the commencement of operations.

Recreational vehicle net loss remained relatively unchanged due to decreased selling and administrative expenses.

General corporate expenses decreased primarily due to a reduction in staffing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2014 Compared to Three-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Loss Before Income Taxes— (Continued)

Interest income for third quarter of fiscal 2014 consisted of interest from the Corporation’s note receivable. Interest income for the third quarter of fiscal 2013 consisted of approximately $23,000 from the Corporation’s note receivable and approximately $2,000 from investment in U.S. Treasury Bills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013 (Unaudited)

Net Sales and Unit Shipments

	February 28, 2014	Percent	February 28, 2013	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Domestic Manufactured Housing	$85,537	64%	$63,059	49%	$22,478
Modular Housing
Domestic	12,533	9	14,632	11	(2,099)
Canadian	4,165	3	3,880	3	285

	16,698	12	18,512	14	(1,814)

Total Housing	102,235	76	81,571	63	20,664
Recreational Vehicles
Domestic	26,554	20	37,517	29	(10,963)
Canadian	5,240	4	9,654	8	(4,414)

Total Recreational Vehicles	31,794	24	47,171	37	(15,377)

Total Net Sales	$134,029	100%	$128,742	100%	$5,287

Unit Shipments
Domestic Manufactured Housing	1,747	44	1,355	28%	392
Modular Housing
Domestic	197	5	222	5	(25)
Canadian	64	2	63	1	1

	261	7	285	6	(24)

Total Housing	2,008	51	1,640	34	368
Recreational Vehicles
Domestic	1,613	41	2,516	53	(903)
Canadian	337	8	600	13	(263)

Total Recreational Vehicles	1,950	49	3,116	66	(1,166)

Total Unit Shipments	3,958	100%	4,756	100%	(798)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 25 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 36 percent

•	Domestic modular housing net sales decreasing approximately 14 percent

•	Canadian modular housing net sales increasing approximately 7 percent

Housing unit shipments increased approximately 22 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 29 percent

•	Domestic modular shipments decreasing approximately 11 percent

•	Canadian modular shipments increasing approximately 2 percent

As previously noted, total domestic manufactured housing unit shipments increased approximately 29 percent. Industry unit shipments for these products increased approximately 12 percent from May 2013 to January 2014, the latest nine months available, as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments decreased approximately 8 percent. Current industry unit shipment data is not available. Management believes that the decrease in modular housing sales is the result of softness in demand from modular dealers and developers.

Compared to prior year, the average net sales price for domestic manufactured housing and Canadian modular housing products increased approximately 5 percent and 6 percent, respectively. The increase is primarily as a result of homes sold with larger square footage and greater amenities. The average net sales price for domestic modular housing products decreased approximately 3 percent; resulting from homes sold with less square footage and fewer amenities.

Recreational vehicle net sales revenue decreased approximately 33 percent. The decrease the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 29 percent

•	Canadian recreational vehicle net sales decreasing approximately 46 percent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Recreational vehicle unit shipments decreased approximately 37 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 36 percent

•	Canadian recreational vehicle shipments decreasing approximately 44 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 40 percent. Industry shipments for these products increased approximately 9 percent from May 2013 to January 2014, the latest nine months available, as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry due to various factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Finally, consumer demand is presently concentrated toward larger, higher priced models; of which the Corporation has a limited offering. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 8 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	February 28, 2014	Percent of Net Sales*	February 28, 2013	Percent of Net Sales*	Increase Decrease
	(Dollars in Thousands)
Housing	$95,285	93	$77,476	95	$17,809
Recreational vehicles	31,340	99	45,062	96	(13,722)

Consolidated	$126,625	94	$122,538	95	$4,087

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased primarily as a result of increased unit shipments. Included in cost of sales are approximately $1,045,000 of expenses attributable to the commencement of operations of the Mansfield, Texas facility. As a percentage of net sales, housing cost of sales decreased due to certain manufacturing expenses remaining fixed amid rising sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Cost of Sales— (Continued)

Recreational vehicle cost of sales declined due to decreased unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased as a result of certain manufacturing costs remaining fixed amid declining net sales.

Selling and Administrative Expenses

	February 28, 2014	Percent of Net Sales	February 89, 2013	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$17,245	13	$18,210	14	$965

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

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold its idle manufactured housing facility located in Fair Haven, Vermont for a gain of $162,000. Likewise, in the third quarter of fiscal 2014 an idle manufactured housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities located in Hemet, California for a gain of $1,411,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2014 Compared to Nine-Month Period Ended February 28, 2013 (Unaudited) — (Continued)

Loss Before Income Taxes

	February 28, 2014	Percent of Net Sales*	February 28, 2013	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(4,931)	(5)	$(6,502)	(8)
Recreational vehicles	(3,696)	(12)	(3,974)	(8)
General corporate expense	(1,214)	(1)	(1,530)	(1)
Gain on sale of idle property, plant and equipment	462	—	1,411	1

Operating loss	(9,379)	(7)	(10,595)	(8)
Interest income	75	—	37	—

Loss before income taxes	$(9,304)	(7)	$(10,558)	(8)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to the effects of increased net sales, with certain manufacturing expenses remaining fixed as previously referenced.

Recreational vehicle operating loss decreased primarily due to decreased selling and administrative expenses.

General corporate expenses decreased primarily due to a $250,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Interest income for the first nine months of fiscal 2014 consisted of interest from the Corporation’s note receivable. Interest income for the first nine months of fiscal 2013 consisted of approximately $29,000 from the Corporation’s note receivable and approximately $8,000 from investment in U.S. Treasury Bills.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	February 28, 2014	May 31, 2013	Increase (Decrease)
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$7,275	$16,438	$(9,163)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$29,458	$25,199	$4,259
Current liabilities	$17,725	$14,207	$3,518
Working capital	$19,008	$27,430	$(8,422)

Cash and U.S. Treasury Bills decreased primarily due to a net loss of approximately $9,304,000. Current assets, exclusive of cash and U.S. Treasury Bills, increased mainly due to a $2,502,000 increase in inventories, a $1,723,000 increase in accounts receivable. Inventories increased primarily as a result of raw materials purchased in anticipation of fourth quarter production, a greater amount of work in process inventory at February 28, 2014 as compared to May 31, 2013, and recreational vehicles that are awaiting shipment to dealers. Accounts receivable increased due to the timing of payments from dealers at February 28, 2014 as compared to May 31, 2013.

Current liabilities increased as a result of changes that occurred in accrued marketing programs and other accrued liabilities. Accrued marketing programs increased $2,104,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter. Other accrued liabilities increased $1,627,000 primarily due to a cash deposit received in the first quarter of fiscal 2014 for housing product to be built in subsequent fiscal quarters.

As noted in the “Management’s Plan” section of Item 2, the Corporation is pursuing various strategies to improve financial performance. By implementing these strategies, and utilizing its cash, U.S. Treasury Bills and proceeds from life insurance loans as noted in the “Subsequent Events” section of Item 2, the Corporation’s management believes that the Corporation will have sufficient liquidity to meet its obligations through the current fiscal year.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2014, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2014.

Item 4.	Controls and Procedures — (Continued).

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2014 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

(101.DEF)XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB) XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	April 4, 2014	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE:	April 4, 2014	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.