Form 10-K
period 2014-05-31
SKYLINE CORP
filed 2014-08-22
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Registrant’s telephone number, including area code:

(574) 294-6521

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0277 Par Value	NYSE MKT LLC

Securities registered pursuant to section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,853,780 shares) based on the closing price on the NYSE MKT LLC on November 30, 2013 was $33,377,909.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 21, 2014
Common Stock	8,391,244

DOCUMENTS INCORPORATED BY REFERENCE

Title	Form 10-K
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held September 22, 2014	Part III, Items 10 – 14

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be included in Part III of this Form 10-K is also included in the registrant’s Proxy Statement used in connection with its 2014 Annual Meeting of Shareholders to be held on September 22, 2014 (“2014 Proxy Statement”).

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

The Corporation, which is one of the largest producers of manufactured and modular housing in the United States, sold 2,434 manufactured homes and 457 modular homes in fiscal 2014.

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

The Corporation also sold 2,825 recreational vehicles in fiscal 2014, which are sold under a number of trademarks for travel trailers, fifth wheels and park models.

Financial Information about Segments

Net sales, operating results and total assets for the housing and recreational vehicle segments are included in Note 16, Industry Segment Information, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

The Corporation’s recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “AlumaSky”; “Ecocamp”; “Koala”; “Super Lite”; “Layton”; “Nomad”; “Park Villa”; “Retro”; “Skycat”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation. A recreational vehicle typically includes sleeping, kitchen, dining and bath areas.

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

Method of Distribution

The Corporation’s homes are distributed by approximately 210 independent dealers at 370 locations throughout the United States and Canada, and recreational vehicles are distributed by approximately 150 independent dealers at 200 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

The Corporation had no losses related to repurchases in fiscal years 2014 and 2013. Additional information regarding these repurchase agreements is included in Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this document under Item 8.

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

Dependence Upon Individual Customers

During fiscal 2014, net sales of homes and recreational vehicles to Sun Home Services, Inc. totaled approximately $19,657,000 or 10 percent of total net sales. No other individual customer in fiscal 2014 and 2013 had net sales greater than 10 percent of net total sales.

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

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2013			Units Shipped Calendar Year 2012
	Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Manufactured housing	60,000	2,205	3.7%	55,000	1,848	3.4%
Domestic modular housing	14,000	263	1.9%	13,000	301	2.3%
Travel trailer	198,000	3,127	1.6%	177,000	4,447	2.5%
Fifth wheels	71,000	100	0.1%	66,000	214	0.3%

The competitive position for park models and Canadian modular housing is not listed because industry data is not available.

	Units Shipped Fiscal Year 2014			Units Shipped Fiscal Year 2013
	Market			Market
	Industry	Skyline	Share	Industry	Skyline	Share
Manufactured housing	61,000	2,434	4.0%	56,000	1,851	3.3%
Travel trailer	207,000	2,556	1.2%	188,000	4,003	2.1%
Fifth wheels	74,000	38	0.1%	68,000	165	0.2%

The competitive position for park models and modular housing is not listed because industry data is not available.

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

Manufactured housing, modular housing and recreational vehicles may be subject to the Magnuson–Moss Warranty — Federal Trade Commission Improvement Act, which regulates warranties on consumer products.

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

Incurrence of Net Losses

Due to negative economic conditions that impacted the manufactured housing, modular housing and recreational vehicle industries, the Corporation incurred net losses from fiscal year 2008 to 2014. In addition, net losses were also incurred as a result of declining net sales and market share in its recreational vehicle segment. To continue as a going concern, the Corporation’s management is aggressively pursuing strategies as referenced in Item 7 to raise capital, increase sales and decrease cost. In addition, management is prepared to modify these strategies to meet prevailing business conditions. Continued losses could negatively affect the Corporation’s liquidity.

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

Item 1A.	Risk Factors — (Continued).

Cost and Availability of Raw Materials — (Continued)

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

Contingent Repurchase Agreements

As referenced in Note 12 to the Notes to the Consolidated Financial Statements in Item 8, the Corporation is contingently liable under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. The Corporation could be required to fulfill some or all of the repurchase agreements, resulting in increased expense and reduced cash flows.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s 11 operating manufacturing facilities, 2 idle facilities and 3 corporate facilities, all of which are owned, are as follows:

Location	Products	Approximate Square Footage
California, San Jacinto	Manufactured Housing	84,000
California, Woodland	Manufactured Housing	81,000
Florida, Ocala	Manufactured Housing	139,000
Florida, Ocala	Idle	127,000
Indiana, Bristol	Recreational Vehicles	115,000
Indiana, Elkhart	Recreational Vehicles	75,000
Indiana, Elkhart	Idle	55,000
Indiana, Elkhart	Corporate	37,000
Indiana, Elkhart	Corporate	18,000
Indiana, Elkhart	Corporate	4,000
Kansas, Arkansas City	Manufactured Housing	83,000
Ohio, Sugarcreek	Manufactured Housing	149,000
Oregon, McMinnville	Manufactured Housing	246,000
Pennsylvania, Leola	Manufactured Housing	210,000
Texas, Mansfield	Manufactured Housing	79,000
Wisconsin, Lancaster	Manufactured Housing	130,000

In addition, the Corporation owns undeveloped land in McMinnville, Oregon. During the first quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

During the second quarter of fiscal 2013, two idle recreational vehicle facilities located in Hemet, California were sold for a gain of $1,411,000. During the fourth quarter of fiscal 2013, an idle housing facility located in Mocksville, North Carolina was sold for a gain of $230,000.

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

Skyline Corporation (SKY) is traded on the NYSE MKT LLC. At May 31, 2014, there were 720 shareholders of record of Skyline Corporation common stock. A quarterly summary of the market price are listed for the fiscal years ended May 31, 2014 and 2013.

	Common Stock Price Range
	2014		2013
	High	Low	High	Low
First quarter	$5.31	$3.76	$5.50	$4.14
Second quarter	$5.25	$4.26	$5.81	$3.86
Third quarter	$6.70	$4.56	$5.00	$3.60
Fourth quarter	$6.44	$4.50	$6.16	$4.07

The name, address and phone number of the Corporation’s stock transfer agent and registrar is:

Computershare Trust Company, N.A.

P. O. Box 30170

College Station, TX 77842

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

Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Aljo”; “AlumaSky”; “Ecocamp”; “Koala”; “Layton”; “Nomad”; “Park Villa”; “Retro”; “Skycat”; “Walkabout”; and “Weekender”. Park models are marketed under the following trademarks: “Cabin Series”; “Cedar Cove”; “Kensington”; “Shore Park Homes”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions

Sales of manufactured housing, modular housing and recreational vehicles are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry had been affected by declining unit shipments to historically low levels. Shipments totaled approximately 373,000 units in 1998; steadily declining to approximately 50,000 units by 2010. This decline was caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market. Shipments, however, increased to approximately 52,000, 55,000 and 60,000 units in 2011, 2012 and 2013, respectively. From January to May 2014, shipments were approximately 25,000 units; an approximately 5 percent increase from the same period a year ago.

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

The domestic modular housing industry has challenges similar to the manufactured housing industry, such as restrictive retail and wholesale financing, and a depressed site-built housing market. From calendar 2006 to 2012, total shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. Total shipments for calendar year 2013, however, increased approximately 8 percent from calendar 2012’s total to approximately 14,000 units. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of easing credit terms and availability of loans, gains in household wealth and employment. These positive factors, however, could be negatively affected by rising interest rates.

Fiscal 2014 Results

The Corporation experienced the following results during fiscal 2014:

•	Total net sales were $191,730,000, an approximate 8 percent increase from the $177,574,000 reported in the same period a year ago

•	Housing net sales were $145,864,000, an approximate 31 percent increase from the $111,104,000 realized in fiscal 2013

•	Recreational vehicle net sales were $45,866,000 in fiscal 2014, an approximate 31 percent decrease from $66,470,000 in fiscal 2013

•	Net loss for the fiscal 2014 was $11,864,000 as compared to $10,513,000 for fiscal 2013. On a per share basis, net loss was $1.41 as compared to $1.25 for the comparable period a year ago

•

Two idle housing facilities located in Fair Haven, Vermont and Halstead, Kansas were sold for gains of $162,000 and $300,000, respectively. In addition, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

•

The Corporation consolidated the manufacturing of recreational vehicles to its facilities in Bristol and Elkhart, Indiana. As a result of the consolidation, the Mansfield, Texas facility, which formerly built recreational vehicles, was renovated to accommodate the production of manufactured housing. Commencement of housing operations occurred in the third quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2014 Results — (Continued)

•

In the fourth quarter, life insurance loans from policy cash surrender values, of approximately $6,300,000 were obtained to meet certain obligations and to purchase inventory as the Corporation entered its spring and summer selling seasons; the highest sales periods in its fiscal year. Prepaid interest expense of approximately $200,000 was assessed; resulting in net proceeds of approximately $6,100,000. The loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate of the loans in total is 5.9 percent.

The Corporation’s housing segment experienced increased net sales in fiscal 2014 as compared to fiscal 2013, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, consumer confidence, and the availability of wholesale and retail financing.

The recreational vehicle segment experienced decreased net sales in fiscal 2014 as noted in “Net Sales and Unit Shipments.” Regarding the business environment for fiscal 2015, the RVIA forecasts calendar 2014 travel trailer and fifth wheel shipments of approximately 289,000 units; an 8 percent increase from calendar 2013’s total of approximately 268,000 units. In addition, calendar 2015 travel trailer and fifth wheel shipments are forecasted to be approximately 298,000 units; a 3 percent increase from calendar 2014’s total. Despite this favorable forecast, business conditions in fiscal 2014 could be negatively impacted by adverse factors previously referenced by the RVIA.

Management’s Plan

The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. As a result, the Corporation has utilized its cash, investments in U.S. Treasury Bills, proceeds from the sale of assets and borrowings from the cash surrender of life insurance policies. The level of historical negative cash flows from operations and not having available funding from outside financing sources raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not limited to:

•

Addressing declining recreational vehicle sales by evaluating its model lineup to more closely meet consumer needs. Specifically, at an exclusive meeting of recreational vehicle dealers held in June 2014, the Corporation announced for fiscal year 2015 the introduction of the “Dart”; “Javelin”; and “Trident” brands. These new brands, coupled with redesigned “Nomad” and “Layton” brands, are believed by management to be products that will appeal to both recreational vehicles dealers and consumers. In addition, subsequent to May 31, 2014, management consolidated the operations of the Elkhart, Indiana recreational vehicle facility into its Bristol, Indiana recreational vehicle facility. This consolidation is expected to increase manufacturing efficiencies and decrease costs.

•

Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies as the facility transitions from a “startup” to a continuing operation.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales

•

Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

•	Selling non-strategic assets, such as an idle housing facility in Ocala, Florida and undeveloped land in McMinnville, Oregon, to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

•	Continuing to seek debt financing that is acceptable with respect to cost and structure

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

Results of Operations — Fiscal 2014 Compared to Fiscal 2013

Net Sales and Unit Shipments

	2014	Percent	2013	Percent	Increase (Decrease)
	(Dollars in thousands)
Net sales
Domestic Manufactured
Housing	$120,830	63	$87,380	49	$33,450
Modular Housing
Domestic	19,884	10	18,562	11	1,322
Canadian	5,150	3	5,162	3	(12)

	25,034	13	23,724	14	1,310

Total Housing	145,864	76	111,104	63	34,760
Recreational Vehicles
Domestic	38,082	20	53,267	30	(15,185)
Canadian	7,784	4	13,203	7	(5,419)

Total Recreational Vehicles	45,866	24	66,470	37	(20,604)

Total Net Sales	$191,730	100	$177,574	100	$14,156

Unit shipments
Domestic Manufactured
Housing	2,434	43	1,851	28	583
Modular Housing
Domestic	378	7	285	4	93
Canadian	79	1	85	2	(6)

	457	8	370	6	87

Total Housing	2,891	51	2,221	34	670
Recreational Vehicles
Domestic	2,308	40	3,488	53	(1,180)
Canadian	517	9	848	13	(331)

Total Recreational Vehicles	2,825	49	4,336	66	(1,511)

Total Unit Shipments	5,716	100	6,557	100	(841)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2014 Compared to Fiscal 2013 — (Continued)

Net Sales and Unit Shipments — (Continued)

Housing net sales increased approximately 31 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing net sales increasing approximately 38 percent

•	Domestic modular housing net sales increasing approximately 7 percent

•	Canadian modular housing net sales remaining relatively unchanged

Housing unit shipments increased approximately 30 percent. The increase was the outcome of the following factors:

•	Domestic manufactured housing shipments increasing approximately 31 percent

•	Domestic modular shipments increasing approximately 33 percent

•	Canadian modular shipments decreasing approximately 7 percent

As previously noted, total domestic manufactured housing unit shipments increased approximately 31 percent. Industry unit shipments for these products in fiscal 2014 increased approximately 10 percent as compared to fiscal 2013. The improvement is the result of increased sales to manufactured housing communities.

Total modular housing unit shipments increased approximately 24 percent. Unit shipments increased due to the fourth quarter shipment of 127 modular housing units resulting from a contract between the Corporation and National Community Renaissance of California. The modular units were assembled into multi-story apartment buildings, and the revenue recognized from the shipment of the modular units was approximately $3,900,000. This contract was outside of the Corporation’s normal business model of producing and selling single family manufactured and modular housing for dealers and communities. The Corporation does not plan on performing this type of project in the foreseeable future. Current industry unit shipment data is not available.

Compared to prior year, the average net sales price for domestic manufactured housing and Canadian modular housing products increased approximately 5 percent and 7 percent, respectively. The increase is primarily as a result of homes sold with larger square footage and greater amenities. The average net sales price for domestic modular housing products decreased approximately 19 percent; resulting from homes sold with less square footage and fewer amenities.

Recreational vehicles net sales revenue decreased approximately 31 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle net sales decreasing approximately 29 percent

•	Canadian recreational vehicle net sales decreasing approximately 41 percent

Recreational vehicle unit shipments decreased approximately 35 percent. The decrease was the outcome of the following factors:

•	Domestic recreational vehicle shipments decreasing approximately 34 percent

•	Canadian recreational vehicle shipments decreasing approximately 39 percent

Unit shipments for travel trailers and fifth wheels decreased approximately 38 percent. Industry shipments for these products in fiscal 2014 increased approximately 10 percent as compared to fiscal 2013. The Corporation’s unit shipments lagged the industry due to various factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, the Corporation experienced decreased demand from Canadian dealers. Finally, consumer demand is presently concentrated toward larger, higher priced models; of which the Corporation has a limited offering. Current industry unit shipment data for park models is not available.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2014 Compared to Fiscal 2013 — (Continued)

Net Sales and Unit Shipments — (Continued)

Compared to prior year, the average net sales price per unit for recreational vehicles sold increased approximately 6 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	2014	Percent of Net Sales*	2013	Percent of Net Sales*	Increase (Decrease)
	(Dollars in Thousands)
Housing	$136,014	93	$104,131	94	$31,883
Recreational vehicles	45,429	99	61,980	93	(16,551)

Consolidated	$181,443	95	$166,111	94	$15,332

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased primarily as a result of increased unit shipments. Current year cost of sales included approximately $2,626,000 of expenses attributable to the operations of the Mansfield, Texas housing facility; which was converted during fiscal year 2014 to accommodate housing production as compared to recreational vehicle production in fiscal 2013. This facility incurred certain manufacturing costs such as employee retraining associated with the aforementioned conversion. Sales for this facility totaled approximately $1,590,000. In addition, the Corporation had approximately $633,000 of unique manufacturing costs attributable to the contract with National Community Renaissance of California. As a percentage of net sales, housing cost of sales decreased due to primarily certain manufacturing expenses remaining fixed amid rising sales.

Recreational vehicle cost of sales decreased due to declining unit shipments. As a percentage of net sales, recreational vehicle cost of sales increased primarily due to certain manufacturing costs remaining fixed amid declining sales.

Selling and Administrative Expenses

	2014	Percent of Net Sales	2013	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$22,886	12	$23,681	13	$795

Selling and administrative expenses, in dollars and as a percent of net sales, decreased primarily as a result in a decline in dealer promotional expenses, health insurance costs, and the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees.

Gain on Sale of Idle Property, Plant and Equipment

During the first quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

During the second quarter of fiscal 2013, two idle recreational vehicle facilities located in Hemet, California were sold for a gain of $1,411,000. During the fourth quarter of fiscal 2013, an idle housing facility was sold for a gain of $230,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2014 Compared to Fiscal 2013 — (Continued)

Loss Before Income Taxes

	2014	Percent of Net Sales*	2013	Percent of Net Sales*
	(Dollars in Thousands)
Housing	$(6,128)	(4)	$(6,867)	(6)
Recreational vehicles	(4,951)	(11)	(3,444)	(5)
General corporate expenses	(1,520)	(1)	(1,907)	(1)
Gain on sale of idle property, plant and equipment	706	—	1,641	1

Operating loss	(11,893)	(6)	(10,577)	(6)
Interest expense	(71)	—	—	—
Interest income	100	—	64	—

Loss before income taxes	$(11,864)	(6)	$(10,513)	(6)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to the effects of increased net sales. Included in the current year loss is an approximately $1,691,000 year to date loss attributable to the housing facility in Mansfield, Texas. In addition, the contract with National Community Renaissance of California was performed by the Corporation’s San Jacinto, California facility. The fourth quarter loss associated with this contract, in addition to other non-contract related business, totaled approximately $1,643,000. Included in this loss is an accrual of approximately $760,000 related to contractual obligations that are anticipated to be completed in the first half of fiscal 2015.

Recreational vehicle operating loss increased primarily due to decreased net sales.

General corporate expenses decreased primarily due to a decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Interest expense is related to the cost of having outstanding life insurance loans of $6,334,000. The interest rates associated with loans vary from 4.2 to 7.4 percent; with a weighted average interest rate of 5.9 percent.

Interest income for fiscal 2014 consisted of $99,000 interest from the Corporation’s note receivable, and $1,000 from investment in U.S. Treasury Bills. Interest income fiscal 2013 consisted of approximately $55,000 from the Corporation’s note receivable and approximately $9,000 from investment in U.S. Treasury Bills.

Liquidity and Capital Resources

	May 31,		Increase (Decrease)
	2014	2013
	(Dollars in thousands)
Cash, Restricted Cash and U.S. Treasury Bills	$6,031	$16,438	$(10,407)
Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills	$35,639	$25,199	$10,440
Current liabilities	$18,247	$14,207	$4,040
Working capital	$23,423	$27,430	$(4,007)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Cash, Restricted Cash and U.S. Treasury Bills decreased primarily due to a net loss of approximately $11,864,000. Current assets, exclusive of cash, restricted cash and U.S. Treasury Bills, increased mainly due to a $7,557,000 increase in accounts receivable, and a $2,598,000 increase in inventories. Accounts receivable increased due to higher sales for May 2014 as compared to May 2013, in addition to the timing of payment from dealers and communities at May 31, 2014 as compared to May 31, 2013. In addition, the accounts receivable from National Community Renaissance at May 31, 2014 totaled approximately $2,900,000. Inventories rose as a result of increased raw materials and work in process inventories; caused primarily by increased production at May 31, 2014 as compared to May 31, 2013.

Current liabilities increased as a result of increases in accounts payable, accrued marketing programs, and other accrued liabilities. Accounts payable increased $1,464,000 due to increased production at May 31, 2014 as compared to May 31, 2013. Accrued marketing programs increased $891,000 as a result of increased manufactured housing sales impacting an ongoing marketing program for manufacturing housing dealers. Other accrued liabilities increased $1,620,000 due primarily to increased deposits received from dealers, state sales tax withholdings, and contractual obligations associated with the contract with National Community Renaissance of California.

Capital expenditures totaled $753,000 for fiscal 2014 as compared to $75,000 for fiscal 2013. Capital expenditures were made primarily to replace or refurbish machinery and equipment, and to renovate the Mansfield, Texas facility to accommodate the production of housing.

As noted in the “Management’s Plan” section of Item 7, the Corporation is aggressively pursuing strategies in order to raise capital, increase sales and decrease costs. As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

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

The Corporation has a full valuation allowance against its deferred tax assets. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryforwards, state net operating loss carryforwards and temporary differences between financial and tax reporting. Additional information regarding the increase in the valuation allowance is referenced in Note 11 of the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is located in Note 1 of the Note to Consolidated Financial Statements.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Federal, state and local regulations pertaining to the manufactured housing and industry

•	Cyclical nature of the manufactured housing and recreational vehicle industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2014 and 2013, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities. The Company also needs to raise additional capital in order to fund projected operating needs through May 31, 2015 for which there is no current commitment. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP

Fort Wayne, Indiana

August 22, 2014

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
ASSETS
Current Assets:
Cash	$6,031	$11,838
Restricted cash	—	600
U.S. Treasury Bills, at cost plus accrued interest	—	4,000
Accounts receivable	21,029	13,472
Note receivable, current	50	47
Inventories	11,330	8,732
Workers’ compensation security deposit	2,688	2,597
Other current assets	542	351

Total Current Assets	41,670	41,637

Note Receivable, non-current	1,581	1,631
Property, Plant and Equipment, at Cost:
Land	3,785	4,597
Buildings and improvements	46,101	49,462
Machinery and equipment	20,004	20,571

	69,890	74,630
Less accumulated depreciation	53,937	56,288

	15,953	18,342
Other Assets	6,550	6,317

Total Assets	$65,754	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

May 31, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$5,139	$3,675
Accrued salaries and wages	2,674	2,624
Accrued marketing programs	2,856	1,965
Accrued warranty and related expenses	3,697	3,682
Other accrued liabilities	3,881	2,261

Total Current Liabilities	18,247	14,207

Long-Term Liabilities:
Other deferred liabilities	7,386	8,069
Life insurance loans	6,334	—

Total Long-Term Liabilities	13,720	8,069

Commitments and Contingencies — See Note 12
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	94,291	106,155
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	33,787	45,651

Total Liabilities and Shareholders’ Equity	$65,754	$67,927

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Years Ended May 31, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	2014	2013
OPERATIONS
Net sales	$191,730	$177,574
Cost of sales	181,443	166,111

Gross profit	10,287	11,463
Selling and administrative expenses	22,886	23,681
Gain on sale of idle property, plant and equipment	706	1,641

Operating loss	(11,893)	(10,577)
Interest expense	(71)	—
Interest income	100	64

Loss before income taxes	(11,864)	(10,513)
Benefit from income taxes	—	—

Net loss	$(11,864)	$(10,513)

Basic loss per share	$(1.41)	$(1.25)

Cash dividends per share	$—	$—

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$106,155	$116,668
Net loss	(11,864)	(10,513)

Balance at end of year	$94,291	$106,155

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,864)	$(10,513)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,716	2,002
Gain on sale of idle property, plant and equipment	(706)	(1,641)
Change in assets and liabilities:
Restricted cash	600	(600)
Accrued interest receivable	1	3
Accounts receivable	(7,557)	(2,273)
Inventories	(2,598)	(373)
Workers’ compensation security deposit	(91)	(195)
Other current assets	(191)	150
Accounts payable, trade	1,464	379
Accrued liabilities	2,576	(853)
Other, net	(946)	(125)

Net cash from operating activities	(17,596)	(14,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	32,998	58,988
Purchase of U.S. Treasury Bills	(28,999)	(45,993)
Proceeds from note receivable	47	22
Proceeds from sale of idle property, plant and equipment	1,941	819
Purchase of property, plant and equipment	(753)	(75)
Other, net	221	105

Net cash from investing activities	5,455	13,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Life insurance loan	6,334	—

Net cash from financing activities	6,334	—

Net decrease in cash	(5,807)	(173)
Cash at beginning of year	11,838	12,011

Cash at end of year	$6,031	$11,838

NON-CASH TRANSACTIONS:
Note receivable from sale of idle property, plant and equipment	$—	$1,700

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities throughout the United States and Canada. Manufactured housing represents homes built according to a national code; modular housing represents homes built to a local code. These dealers and communities often utilize floor plan financing arrangements with lending institutions. The Corporation’s net sales are predominately from its housing products.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries as referenced in Exhibit 21 (the “Corporation”). All intercompany transactions have been eliminated. Certain prior year amounts for Property, Plant and Equipment have been reclassified to conform to current year presentation.

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

Workers’ Compensation Security Deposit — Workers’ compensation security deposit represents funds placed with the Corporation’s worker’s compensation insurance carrier to offset future medical claims and benefits.

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through May 31, 2014. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At May 31, 2014, idle property consisted of manufacturing facilities in Ocala, Florida and Elkhart, Indiana. At May, 31, 2013, idle property consisted of manufacturing facilities in the following locations: Ocala, Florida; Elkhart, Indiana; Halstead, Kansas and Fair Haven, Vermont.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2014.

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

Consolidated statements of cash flows — For purposes of the consolidated statements of cash flows, investments in U. S. Treasury Bills are included as investing activities. The Corporation’s cash flows from operating activities were not affected by income taxes in fiscal 2014 and 2013.

Recently issued accounting pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Corporation will evaluate how the adoption of ASU 2014-09 will impact its financial position and result of operations.

Management’s Plan — The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. As a result, the Corporation has utilized its cash, investments in U.S. Treasury Bills, proceeds from the sale of assets and borrowings from the cash surrender of life insurance policies. The level of

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (Continued)

historical negative cash flows from operations and not having available funding from outside financing sources raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not limited to:

•

Addressing declining recreational vehicle sales by evaluating its model lineup to more closely meet consumer needs. Specifically, at an exclusive meeting of recreational vehicle dealers held in June 2014, the Corporation announced for fiscal year 2015 the introduction of the “Dart”; “Javelin”; and “Trident” brands. These new brands, coupled with a redesigned “Nomad” and “Layton” brands, are believed by management to be products that will appeal to both recreational vehicles dealers and consumers. In addition, subsequent to May 31, 2014, management consolidated the operations of the Elkhart, Indiana recreational vehicle facility into its Bristol, Indiana recreational vehicle facility. This consolidation is expected to increase manufacturing efficiencies and decrease costs.

•

Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies as the facility transitions from a “startup” to a continuing operation.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales

•

Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Selling non-strategic assets, such as an idle housing facility in Ocala, Florida and undeveloped land in McMinnville, Oregon, to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

•	Continuing to seek debt financing that is acceptable with respect to cost and structure

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 3	Investments

The following is a summary of investments:

	Gross Amortized Costs	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
May 31, 2014
U. S. Treasury Bills	$—	$—	$—

May 31, 2013
U. S. Treasury Bills	$4,000	$—	$4,000

The fair value is determined by a secondary market for U.S. Government Securities. At May 31, 2013, the U.S. Treasury Bills matures within three months. In the third quarter of fiscal 2014, U.S. Treasury Bills with a gross amortized cost of $5,000,000 were sold before maturity at cost. The sale occurred for purposes of maintaining liquidity during a period where the Corporation’s sales and cash collections are at its lowest level for the fiscal year.

NOTE 4	Inventories

Total inventories consist of the following:

	May 31,
	2014	2013
	(Dollars in thousands)
Raw materials	$6,797	$5,104
Work in process	3,922	2,863
Finished goods	611	765

	$11,330	$8,732

NOTE 5	Note Receivable

During the second quarter of fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a down payment of $500,000 and a promissory note of $1,700,000 to the Corporation. Selling expenses related to the sale, which were paid by the Corporation, were approximately $152,000. This resulted in net cash received from the transaction of approximately $348,000. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,631,000 represents the original amount of the note less principal payments received through May 31, 2014.

NOTE 6	Property, Plant and Equipment

During the first quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

During the second quarter of fiscal 2013, two idle recreational vehicle facilities located in Hemet, California were sold for a gain of $1,411,000. During the fourth quarter of fiscal 2013, an idle housing facility located in Mocksville, North Carolina was sold for a gain of $230,000.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 7	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which aggregated $6,452,000 and $6,231,000 at May 31, 2014 and 2013, respectively.

NOTE 8	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Year ended May 31,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the period	$5,882	$5,870
Accruals for warranties	5,224	5,191
Settlements made during the period	(5,409)	(5,179)

Balance at the end of the period	5,697	5,882
Non-current balance included in other deferred liabilities	2,000	2,200

Accrued warranty and related expenses	$3,697	$3,682

NOTE 9	Long-Term Liabilities

Long-term liabilities, consisting of other deferred liabilities and life insurance loans, include the following:

	May 31,
	2014	2013
	(Dollars in thousands)
Other deferred liabilities:
Deferred compensation expense	$5,386	$5,869
Accrued warranty and related expenses	2,000	2,200

Total other deferred liabilities	7,386	8,069
Life insurance loans	6,334	—

	$13,720	$8,069

Additional information regarding deferred compensation expense is in Note 15. Life insurance loans have no fixed prepayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.9 percent. At May 31, 2014, prepaid interest associated with the life insurance loans totaled approximately $165,000; which is recognized in Other current assets.

NOTE 10	Customer Concentration

During fiscal 2014, net sales of homes and recreational vehicles to Sun Home Services, Inc. totaled approximately $19,657,000 or 10 percent of total net sales. No other individual customer in fiscal 2014 and 2013 had net sales greater than 10 percent of net total sales.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Income Taxes

The Corporation had no federal and state income tax benefit for the years ended May 31, 2014 and 2013.

The difference between the Corporation’s statutory federal income tax rate of 34 percent in fiscal 2014 and 2013, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year ended May 31,
	2014	2013
	(Dollars in thousands)
Income taxes at statutory federal rate	$(4,034)	$(3,574)
State income taxes	23	93
State net operating loss	(480)	(605)
New Energy Efficient Home Credit	(137)	(91)
Increase in deferred tax assets valuation allowance	4,561	4,189
Other, net	67	(12)

Income tax benefit	$—	$—

Effective tax rate	0%	0%

Components of the net deferred tax assets include:

	May 31,
	2014	2013
	(Dollars in thousands)
Current deferred tax assets
Accrued marketing programs	$169	$55
Accrued warranty expense	1,464	1,466
Accrued workers’ compensation	650	638
Accrued vacation	329	319
Other	223	143

Gross current deferred tax assets	2,835	2,621

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,061	2,252
Accrued warranty expense	792	876
Federal net operating loss carryforward	30,488	26,616
Federal tax credit carryforward	1,345	1,205
State net operating loss carryforward	7,860	7,380
Depreciation	854	735
Other	(32)	(43)

Gross noncurrent deferred tax assets	43,368	39,021

Total gross deferred tax assets	46,203	41,642
Valuation allowance	(46,203)	(41,642)

Net deferred tax assets	$—	$—

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Income Taxes — (Continued)

At May 31, 2014, the Corporation had gross federal net operating loss carryforwards of approximately $90 million and gross state net operating loss carryforwards of approximately $102 million. The federal net operating loss and tax credit carryforwards have a life expectancy between sixteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2010. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2014 and 2013.

The Corporation has no unrecognized tax benefits in its financial statements during fiscal years 2014 and 2013, and does not expect any significant changes related to unrecognized tax benefits in the twelve months following May 31, 2014.

NOTE 12	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2014, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $63 million at May 31, 2014 and $71 million at May 31, 2013. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at May 31, 2014 and 2013 a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2014 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

	Year ended May 31,
	2014	2013
	(Dollars in thousands)
Number of units repurchased	—	3
Obligations from units repurchased	$—	$31
Net losses on repurchased units	$—	$—

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Commitments and Contingencies — (Continued)

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

NOTE 13	Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2014 and 2013, the Corporation did not acquire any shares of its common stock. At May 31, 2014, the Corporation had authorization to repurchase an additional 391,300 shares of its common stock.

NOTE 14	401(K) Plan

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not provide a matching contribution to the 401(k) Plan, but can make discretionary profit sharing contributions. No profit sharing contributions were made in fiscal 2014 and 2013.

NOTE 15	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	an employee in the event of retirement or disability to be paid over 10 years beginning at the date of retirement or disability

•	in the event of death, the employee’s beneficiary will receive the balance due the employee

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 4.5 percent in fiscal 2014 and 4.0 percent in fiscal 2013. The current and non-current amounts accrued for such arrangements totaled $5,856,000 and $6,309,000 at May 31, 2014 and 2013, respectively. The amount credited to operations under these arrangements was approximately $152,000 in fiscal year 2014. The amount charged to operations under these arrangements was approximately $187,000 fiscal 2013.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 16	Industry Segment Information

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

	Year Ended May 31,
	2014	2013
Domestic Manufactured Housing	63%	49%
Modular Housing
Domestic	10	11
Canadian	3	3

	13	14

Total Housing	76	63
Recreational Vehicles
Domestic	20	30
Canadian	4	7

Total Recreational Vehicles	24	37

	100%	100%

Total operating loss represents operating losses before interest expense, interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of net sales. General corporate expenses are not allocated to the industry segments.

Identifiable assets, depreciation and capital expenditures, by industry segment, are those items that are used in operations in each industry segment, with jointly used items being allocated based on a percentage of net sales.

	Year Ended May 31,
	2014	2013
	(Dollars in thousands)
NET SALES
Domestic Manufactured Housing	$120,830	$87,380
Modular Housing
Domestic	19,884	18,562
Canadian	5,150	5,162

	25,034	23,724

Total Housing	145,864	111,104
Recreational Vehicles
Domestic	38,082	53,267
Canadian	7,784	13,203

Total Recreational Vehicles	45,866	66,470

Total Net sales	$191,730	$177,574

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 16	Industry Segment Information — (Continued)

	Year Ended May 31,
	2014	2013
	(Dollars in thousands)
LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(6,128)	$(6,867)
Recreational vehicles	(4,951)	(3,444)
General corporate expense	(1,520)	(1,907)
Gain on sale of idle property, plant and equipment	706	1,641

Total operating loss	(11,893)	(10,577)
Interest expense	(71)	—
Interest income	100	64

Loss before income taxes	$(11,864)	$(10,513)

IDENTIFIABLE ASSETS
Operating assets
Housing	$51,625	$45,072
Recreational vehicles	14,129	18,855

Total operating assets	65,754	63,927
U.S. Treasury bills	—	4,000

Total assets	$65,754	$67,927

DEPRECIATION
Housing	$1,359	$1,490
Recreational vehicles	357	512

Total depreciation	$1,716	$2,002

CAPITAL EXPENDITURES
Housing	$722	$48
Recreational vehicles	31	27

Total capital expenditures	$753	$75

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 17	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$48,994	$46,263	$38,772	$57,701	$191,730
Gross profit (loss)	4,329	3,221	(146)	2,883	10,287
Net loss	(1,379)	(2,213)	(5,712)	(2,560)	(11,864)
Basic loss per share	(.16)	(.27)	(.68)	(.30)	(1.41)

2013	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$49,920	$41,836	$36,986	$48,832	$177,574
Gross profit	3,059	2,674	471	5,259	11,463
Net (loss) income	(3,468)	(1,725)	(5,365)	45	(10,513)
Basic (loss) income per share	(.41)	(.21)	(.64)	.01	(1.25)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2014, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2014.

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2014. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2014 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014. In addition, on September 26, 2013 the Corporation’s Chief Financial Officer certified to NYSE MKT LLC that he was not aware of any violation by the Corporation of the NYSE MKT corporate governance listing standards as in effect on September 23, 2013. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (Officers are elected annually.)

Name	Age	Position
Bruce G. Page	64	President and Chief Executive Officer
Terrence M. Decio	62	Vice President, Marketing and Sales
Martin R. Fransted	62	Corporate Controller and Secretary
Jon S. Pilarski	51	Vice President, Finance & Treasurer, Chief Financial Officer
Robert C. Davis	49	Vice President, Operations

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

Robert C. Davis, Vice President, Operations, joined the Corporation in 1999. He worked in Corporation Operations from 2009 to 2010, served as Corporate Operations Manager and Senior Operations Manager from 2010 to 2012, and Director of Operations from 2012 to 2013. He was elected Vice President in 2013.

Information regarding the Corporation’s directors, and other information required by this Item 10 is available in the following sections of the Corporation’s Proxy Statement: “Director Qualifications and Biographical Information”; “Committees”; “Code of Business Conduct and Ethics”; and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement for the Annual Meeting of Shareholders to be held on September 22, 2014 is incorporated herein by reference.

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

DATE: July 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President, Finance & Treasurer, Chief Financial Officer	July 21, 2014

BY	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 21, 2014

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	July 21, 2014

BY:	/s/ John C. Firth John C. Firth	Director	July 21, 2014

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 21, 2014

BY:	/s/ William H. Lawson William H. Lawson	Director	July 21, 2014

BY:	/s/ David T. Link David T. Link	Director	July 21, 2014

BY:	/s/ Andrew J. McKenna Andrew J. McKenna	Director	July 21, 2014

BY:	/s/ Samuel S. Thompson Samuel S. Thompson	Director	July 21, 2014