Form 10-Q
period 2014-08-31
SKYLINE CORP
filed 2014-10-15
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 15, 2014
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,995	$6,031
Accounts receivable	17,172	21,029
Note receivable, current	50	50
Inventories	12,952	11,330
Workers’ compensation security deposit	2,688	2,688
Other current assets	897	542

Total Current Assets	36,754	41,670

Note Receivable, non-current	1,568	1,581
Property, Plant and Equipment, at Cost:
Land	3,785	3,785
Buildings and improvements	46,546	46,101
Machinery and equipment	19,577	20,004

	69,908	69,890
Less accumulated depreciation	54,328	53,937

Net Property, Plant and Equipment	15,580	15,953
Other Assets	6,560	6,550

Total Assets	$60,462	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	August 31, 2014	May 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,856	$5,139
Accrued salaries and wages	2,304	2,674
Accrued marketing programs	4,002	2,856
Accrued warranty and related expenses	3,661	3,697
Other accrued liabilities	2,970	3,881

Total Current Liabilities	16,793	18,247

Long-Term Liabilities:
Other deferred liabilities	7,321	7,386
Life insurance loans	6,334	6,334

Total Long-Term Liabilities	$13,655	$13,720

Commitments and Contingencies – See Note 9
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	90,518	94,291
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	30,014	33,787

Total Liabilities and Shareholders’ Equity	$60,462	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month Periods Ended August 31, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	2014	2013
	(Unaudited)
OPERATIONS:
Net sales	$57,429	$48,994
Cost of sales	54,984	44,665

Gross profit	2,445	4,329
Selling and administrative expenses	6,148	5,733

Operating loss	(3,703)	(1,404)
Interest expense	(94)	—
Interest income	24	25

Loss before income taxes	(3,773)	(1,379)
Benefit from income taxes	—	—

Net loss	$(3,773)	$(1,379)

Basic loss per share	$(.45)	$(.16)

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$94,291	$106,155
Net loss	(3,773)	(1,379)

Balance at end of period	$90,518	$104,776

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended August 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,773)	$(1,379)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	394	490
Changes in assets and liabilities:
Accrued interest receivable	—	1
Accounts receivable	3,857	479
Inventories	(1,622)	(1,119)
Other current assets	(355)	(113)
Accounts payable, trade	(1,283)	46
Accrued liabilities	(171)	2,004
Other, net	(66)	(234)

Net cash from operating activities	(3,019)	175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	—	6,999
Purchase of U.S. Treasury Bills	—	(10,000)
Proceeds from note receivable	13	12
Purchase of property, plant and equipment	(26)	(4)
Other, net	(4)	112

Net cash from investing activities	(17)	(2,881)

Net decrease in cash	(3,036)	(2,706)
Cash at beginning of period	6,031	11,838

Cash at end of period	$2,995	$9,132

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2014, in addition to the consolidated results of operations and the consolidated cash flows for the three-month periods ended August 31, 2014 and 2013. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2014 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

Certain prior year amounts related to domestic and Canadian net sales have been combined to conform to current year presentation.

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

Workers’ Compensation Security Deposit — Deferred workers’ compensation deposit represents funds placed with the Corporation’s workers’ compensation insurance carrier to offset future medical claims and benefits.

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through August 31, 2014. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At August 31 and May 31, 2014, idle property consisted of manufacturing facilities in Ocala, Florida and Elkhart, Indiana. The Corporation has for sale the idle manufacturing facility in Ocala, Florida and undeveloped land in McMinnville, Oregon.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at August 31, 2014.

Warranty — The Corporation provides the retail purchaser of its homes and recreational vehicles with a full fifteen-month warranty against defects in design, materials and workmanship. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

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

Recently issued accounting pronouncements — In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation will evaluate how the adoption of ASU 2014-15 will impact its footnote disclosures.

Management’s Plan — The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations and not having available funding from outside financing sources raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not limited to:

•	During September 2014, the Corporation decided to dispose of the recreational vehicle segment in order to raise cash, and allow management to better focus on driving profitable growth in the Corporation’s core housing business. Additional information regarding the sale is in Note 6.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (Continued)

•	Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies.

•	Assessing the strategic positioning of the Corporation’s individual manufacturing facilities and initiatives to optimize financial performance at each facility

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Selling non-strategic assets, such as an idle housing facility in Ocala, Florida, undeveloped land in McMinnville, Oregon and two idle recreational vehicle facilities in Elkhart, Indiana to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

•	Continuing to seek debt financing that is acceptable with respect to cost and structure

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

NOTE 2 Inventories

Total inventories consist of the following:

	August 31, 2014	May 31, 2014
	(Dollars in thousands)
Raw materials	$7,553	$6,797
Work in process	3,247	3,922
Finished goods	2,152	611

	$12,952	$11,330

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 Note Receivable

During fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a promissory note of $1,700,000 to the Corporation. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,618,000 represents the original amount of the note less principal payments received through August 31, 2014.

NOTE 4 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,461,000 and $6,452,000 at August 31 and May 31, 2014, respectively.

NOTE 5 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Three-Months Ended
	August 31,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the period	$5,697	$5,882
Accruals for warranties	1,695	1,298
Settlements made during the period	(1,731)	(1,181)

Balance at the end of the period	5,661	5,999
Non-current balance included in other deferred liabilities	2,000	2,200

Accrued warranty and related expenses	$3,661	$3,799

NOTE 6 Subsequent Event

During September 2014, the Corporation decided to discontinue its recreational vehicle operations. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment (the “Transaction”) to Evergreen Recreational Vehicles, LLC (“ERV”). The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on October 7, 2014, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”). The assets of the recreational vehicle segment disposed of in the Transaction include, but not are limited to:

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Subsequent Event — (Continued)

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material, work-in-process, and finished goods inventories;

•	Product designs, plans, and specifications;

•	Customer purchase orders and contracts, customer lists, and supplier lists; and

•	All of the Corporation’s rights to the exhibit space at the 2014 RVIA Louisville Show and related show materials (although the Corporation will retain approximately 4,500 square feet of show space for its own use).

The amount and nature of the consideration received by the Corporation for the assets sold include:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility;

•	Within 30 days of the closing date of October 7, 2014 (the “Closing Date”), Evergreen will pay the Corporation a cash payment for the 2014 RVIA Louisville Show space (less the retained 4,500 square feet) at the per square foot lease rate paid by the Corporation for the space;

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession; and

•	Evergreen will pay the Corporation 50 percent of the Corporation’s dealer invoice price for all finished goods inventory existing prior to the Closing Date which is sold after the Closing Date within 10 business days of any sale.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, were sold at approximately net book value. Evergreen has the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Subsequent Event — (Continued)

There can be no assurances as to how much, if any, of the raw material inventory Evergreen will purchase. Consequently, the Corporation anticipates taking a charge in the second quarter reflecting the approximate $800,000 reduction in value of the raw material inventory plus an amount that has not yet been ascertained for any raw material inventory not purchased by Evergreen. Management is in the process of determining the financial impact of other aspects of the Transaction on the Corporation’s results of operations for the second quarter. There may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

NOTE 7 Long-Term Liabilities

Long-term liabilities, consisting of other deferred liabilities and life insurance loans, include the following:

	August 31,	May 31,
	2014	2014
	(Dollars in thousands)
Other deferred liabilities:
Deferred compensation expense	$5,321	$5,386
Accrued warranty and related expenses	2,000	2,000

Total other deferred liabilities	7,321	7,386
Life insurance loans	6,334	6,334

	$13,655	$13,720

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.9 percent. At August 31 and May 31, 2014, prepaid interest associated with the life insurance loans totaled approximately $142,000 and $165,000; which is recognized in Other current assets.

NOTE 8 Income Taxes

At August 31, 2014, the Corporation’s gross deferred tax assets of approximately $48 million consist of approximately $33 million in federal net operating loss and tax credit carryforwards, $8 million in state net operating loss carryforwards and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between sixteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Commitments and Contingencies

The Corporation was contingently liable at August 31 and May 31, 2014 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $62 million at August 31, 2014 and approximately $63 million at May 31, 2014. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at August 31 and May 31, 2014, a $100,000 loss reserve that is a component of other accrued liabilities.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2014 will not be material to its financial position or results of operations.

In the first quarter of fiscal 2015, 11 recreational vehicles were repurchased for approximately $203,000; resulting in a loss of approximately $43,000. In the first quarter of fiscal 2014, there were no obligations or net losses from repurchased units.

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

NOTE 10 Industry Segment Information

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

	Three-Months Ended
	August 31,
	2014	2013
Manufactured Housing	71%	61%
Modular Housing	12	13

Total Housing	83	74
Recreational Vehicles	17	26

	100%	100%

	Three-Months Ended
	August 31,
	2014	2013
	(Dollars in thousands)
NET SALES
Manufactured Housing	$41,041	$30,111
Modular Housing	6,699	6,323

Total Housing	47,740	36,434
Recreational Vehicles	9,689	12,560

Total Net sales	$57,429	$48,994

LOSS BEFORE INCOME TAXES
Operating Loss
Housing	$(396)	$(580)
Recreational vehicles	(2,844)	(490)
General corporate expense	(463)	(334)

Total operating loss	(3,703)	(1,404)
Interest expense	(94)	—
Interest income	24	25

Loss before income taxes	$(3,773)	$(1,379)

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to the Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Industry Segment Information — (Continued)

Total operating loss represents operating losses before interest expense, interest income and benefit from income taxes with non-traceable operating expenses being allocated to industry segments based on percentages of sales. General corporate expenses are not allocated to the industry segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and recreational vehicles (travel trailers, fifth wheels and park models) to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has ten manufacturing facilities in nine states. Manufactured housing, modular housing and recreational vehicles are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and recreational vehicles throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Recreational vehicle sales are generally higher in the spring and summer months than in the fall and winter months.

Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Recreational vehicles include travel trailers, fifth wheels and park models. Travel trailers and fifth wheels are marketed under the following trademarks: “Dart”; “Javelin”; “Layton”; “Nomad”; “Trident; and “Weekender”. Park models are marketed under the following trademarks: “Kensington”; “Shore Park”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s recreational vehicles are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

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

Manufactured Housing, Modular Housing and Recreational Vehicle Industry Conditions — (Continued)

Shipments, however, increased to approximately 52,000, 55,000 and 60,000 units in 2011, 2012 and 2013, respectively. From January to August 2014, shipments were approximately 42,000 units; an approximately 6 percent increase from the same period a year ago.

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

The domestic modular housing industry experienced challenges similar to the manufactured housing industry. From calendar 2006 to 2012, total industry shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. In 2013, industry shipments increased to approximately 14,000 units. From January to June 2014, shipments were approximately 6,400 units; an approximately 5 percent decrease from the same period a year ago. Information related to the Canadian modular housing industry is not available.

Sales of recreational vehicles are influenced by changes in consumer confidence, employment levels, the availability of retail and wholesale financing and gasoline prices. Industry unit sales of travel trailers and fifth wheels have varied in recent years. From calendar 2007 to the first half of 2009 unit sales decreased as a result of recessionary conditions, decreased household wealth, tightening credit markets for retail and wholesale financing, and excess inventory of new recreational vehicles. Unit sales, however, started increasing in the last half of calendar 2009 and continue to date. The Recreational Vehicle Industry Association (RVIA) notes that continued growth in recreational vehicle shipments is due to a combination of continued gains in household wealth and jobs. These positive factors, however, could be negatively affected by risks involving geopolitical tensions.

First Quarter Fiscal 2015 Results

The Corporation experienced the following results during the first quarter of fiscal 2015:

•	Total net sales were $57,429,000, an approximate 17 percent increase from the $48,994,000 reported in the same period a year ago

•	Housing net sales were $47,740,000, an approximate 31 percent increase from the $36,434,000 realized in the first quarter of fiscal 2014

•	Recreational vehicle net sales were $9,689,000 in the first quarter of fiscal 2015, an approximate 23 percent decrease from $12,560,000 in the first quarter of fiscal 2014

•	Net loss for the first quarter of fiscal 2015 was $3,773,000 as compared to $1,379,000 for the first quarter of fiscal 2014. On a per share basis, net loss was $.45 as compared to $.16 for the same period a year ago.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

First Quarter Fiscal 2015 Results — (Continued)

The Corporation’s housing segment experienced increased net sales in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, and management cannot forecast with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, consumer confidence, and the availability of wholesale and retail financing.

The recreational vehicle segment experienced decreased net sales in the first quarter of fiscal 2015. Regarding the business environment for fiscal 2015, the RVIA forecasts calendar 2014 travel trailer and fifth wheel shipments of approximately 291,000 units; a 9 percent increase from calendar 2013’s total of approximately 268,000 units. In addition, the RVIA forecasts 2015 travel trailer and fifth wheel shipments of approximately 301,000 units; a 3 percent increase from 2014’s estimated total. Despite this favorable trend, business conditions for fiscal 2015 could be negatively impacted by adverse factors previously referenced by the RVIA.

Sale of Recreational Vehicle Segment

During September 2014, the Corporation decided to discontinue its recreational vehicle operations. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment (the “Transaction”) to Evergreen Recreational Vehicles, LLC (“ERV”). The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on October 7, 2014, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”). The assets of the recreational vehicle segment disposed of in the Transaction include, but not are limited to:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material, work-in-process, and finished goods inventories;

•	Product designs, plans, and specifications;

•	Customer purchase orders and contracts, customer lists, and supplier lists; and

•	All of the Corporation’s rights to the exhibit space at the 2014 RVIA Louisville Show and related show materials (although the Corporation will retain approximately 4,500 square feet of show space for its own use).

The amount and nature of the consideration received by the Corporation for the assets sold include:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Sale of Recreational Vehicle Segment — (Continued)

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of $73,000 and selling expenses of $2,000, for the Bristol, Indiana manufacturing facility;

•	Within 30 days of the closing date of October 7, 2014 (the “Closing Date”), Evergreen will pay the Corporation a cash payment for the 2014 RVIA Louisville Show space (less the retained 4,500 square feet) at the per square foot lease rate paid by the Corporation for the space;

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession; and

•	Evergreen will pay the Corporation 50 percent of the Corporation’s dealer invoice price for all finished goods inventory existing prior to the Closing Date which is sold after the Closing Date within 10 business days of any sale.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, were sold at approximately net book value. Evergreen has the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000. There can be no assurances as to how much, if any, of the raw material inventory Evergreen will purchase. Consequently, the Corporation anticipates taking a charge in the second quarter reflecting the approximate $800,000 reduction in value of the raw material inventory plus an amount that has not yet been ascertained for any raw material inventory not purchased by Evergreen. Management is in the process of determining the financial impact of other aspects of the Transaction on the Corporation’s results of operations for the second quarter. There may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

•	During September 2014, the Corporation decided to dispose of the recreational vehicle segment in order to raise cash, and allow management to better focus on driving profitable growth in the Corporation’s core housing business. Additional information regarding the sale is in Note 6 of the Notes to the Consolidated Financial Statements.

•	Increasing sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities. Furthermore, efforts are being made to reduce costs and gain manufacturing efficiencies.

•	Assessing the strategic positioning of the Corporation’s individual manufacturing facilities and initiatives to optimize financial performance at each facility

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales

•	Increasing efforts to increase sales of modular homes and park models in both the United States and Canada by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels

•	Maintaining the number of display models at housing facilities in order to provide dealers, communities and consumers with examples of newly designed product

•	Selling non-strategic assets, such as an idle housing facility in Ocala, Florida, undeveloped land in McMinnville, Oregon and two idle recreational vehicle facilities in Elkhart, Indiana to generate cash and eliminate carrying costs

•	Working with current and potential vendors to decrease costs

•	Analyzing staffing needs and making reductions when considered appropriate by management

•	Continuing to seek debt financing that is acceptable with respect to cost and structure

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2014 Compared to Three-Month Period Ended August 31, 2013 (Unaudited)

Net Sales and Unit Shipments

	August 31, 2014	Percent	August 31, 2013	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$41,041	71	$30,111	61	$10,930
Modular Housing	6,699	12	6,323	13	376

Total Housing	47,740	83	36,434	74	11,306
Recreational Vehicles	9,689	17	12,560	26	(2,871)

Total Net Sales	$57,429	100	$48,994	100	$8,435

Unit Shipments
Manufactured Housing	776	59	630	40	146
Modular Housing	102	8	104	7	(2)

Total Housing	878	67	734	47	144
Recreational Vehicles	439	33	829	53	(390)

Total Unit Shipments	1,317	100	1,563	100	(246)

Housing net sales increased approximately 31 percent. The increase was the outcome of manufactured housing net sales increasing approximately 36 percent, and modular housing net sales increasing approximately 6 percent. Included in current year manufactured housing net sales is approximately $2,111,000 of net sales attributable to the facility located in Mansfield, Texas. This facility commenced housing operations in the third quarter of fiscal 2014.

Housing unit shipments increased approximately 20 percent. The increase was the outcome of manufactured housing shipments increasing 23 percent, and modular shipments decreasing approximately 2 percent.

As previously noted, manufactured housing unit shipments increased approximately 23 percent. Industry unit shipments for these products increased approximately 8 percent from June to August 2014 as compared to the same period the year prior. The improvement is the result of increased sales to manufactured housing communities.

Compared to prior year, the average net sales price for manufactured housing and modular housing increased approximately 11 percent and 8 percent, respectively. The increase is the result of homes sold with larger square footage and greater amenities.

Recreational vehicles net sales revenue and unit shipments decreased approximately 23 percent and 47 percent, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2014 Compared to Three-Month Period Ended August 31, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

Included in prior year net sales is approximately $4,007,000 of net sales attributable to recreational vehicle production at the Mansfield, Texas facility. Recreational vehicle operations at that location ceased in the second quarter of fiscal 2014.

Unit shipments for travel trailers and fifth wheels decreased approximately 54 percent. Industry shipments for these products increased approximately 6 percent from June to August 2014 as compared to the same period the year prior. The Corporation’s unit shipments lagged the industry primarily due to various factors. Unit shipments to domestic dealers were adversely affected by some competitors maintaining larger quantities of finished goods inventory; resulting in the ability to meet dealer demand immediately. In addition, material shortages and employee acclimation to producing new models resulted in shipping delays to dealers. Current industry unit shipment data for park models is not available.

Compared to prior year, the average net sales price per unit for recreational vehicles sold domestically increased approximately 46 percent; primarily due to models sold with larger square footage and greater amenities.

Cost of Sales

	August 31, 2014	Percent of Net Sales *	August 31, 2013	Percent of Net Sales*	Increase (Decrease)
	(Dollars in thousands)
Housing	$43,706	92	$33,161	91	$10,545
Recreational vehicles	11,278	116	11,504	92	(226)

Consolidated	$54,984	96	$44,665	91	$10,319

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for consolidated cost of sales is based on total net sales.

Housing cost of sales, in dollars, increased as a result of increased net sales. Included in current year cost of sales is approximately $2,319,000 attributable to the Mansfield, Texas facility, which was not functioning as a housing facility a year ago. As previously referenced, housing operations commenced in the third quarter of fiscal 2014. As a percentage of net sales, cost of sales increased due to greater labor costs associated with increased production.

Recreational vehicle cost of sales decreased due to declining net sales. As a percentage of net sales, recreational vehicle cost of sales increased due to material and labor inefficiencies and inventory obsolescence associated with the introduction and production of new models.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2014 Compared to Three-Month Period Ended August 31, 2013 (Unaudited) — (Continued)

Selling and Administrative Expenses

	August 31,	Percent of	August 31,	Percent of
	2014	Net Sales	2013	Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$6,148	11	$5,733	12	$415

Selling and administrative expenses, increased primarily as a result of sales-based compensation. In addition, in prior year there was a $150,000 decrease that occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a change in the interest rate used in valuing the liability. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Loss Before Income Taxes

	August 31,	Percent of	August 31,	Percent of
	2014	Net Sales *	2013	Net Sales *
	(Dollars in Thousands)
Housing	$(396)	(1)	$(580)	(2)
Recreational vehicles	(2,844)	(29)	(490)	(4)
General corporate expenses	(463)	(1)	(334)	(1)

Operating loss	(3,703)	(6)	(1,404)	(3)
Interest expense	(94)	—	—	—
Interest income	24	—	25	—

Loss before income taxes	$(3,773)	(7)	$(1,379)	(3)

*	The percentages for housing and recreational vehicles are based on segment net sales. The percentage for general corporate expenses, interest income, total operating loss and loss before income taxes are based on total net sales.

The operating loss for the housing segment decreased due to increased net sales. Included in the current year’s loss is an approximate $434,000 loss attributable to the Mansfield, Texas facility, which was not functioning as a housing facility a year ago.

Recreational vehicle operating loss increased due to decreased net sales and increased cost of sales as previously noted. As referenced in Note 6 of Notes to Consolidated Financial Statements, the Corporation subsequent to August 31, 2014 sold certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

General corporate expenses were higher due to a prior year $150,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as previously referenced.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2014 Compared to Three-Month Period Ended August 31, 2013 (Unaudited) — (Continued)

Loss Before Income Taxes — (Continued)

Interest expense for the first quarter of fiscal 2015 is related to interest paid on life insurance policy loans. Interest income for first quarter of fiscal 2015 and 2014 consisted of interest from the Corporation’s note receivable.

Liquidity and Capital Resources

	August 31,	May 31,	Increase
	2014	2014	(Decrease)
	(Dollars in thousands)
Cash	$2,995	$6,031	$(3,036)
Current assets, exclusive of cash	$33,759	$35,639	$(1,880)
Current liabilities	$16,793	$18,247	$(1,454)
Working capital	$19,961	$23,423	$(3,462)

Cash decreased primarily due to a $3,773,000 net loss. Current assets, exclusive of cash decreased mainly due to a $3,857,000 decrease in accounts receivable offset by a $1,622,000 increase in inventories. Accounts receivable decreased due to the timing of payments from dealers at August 31, 2014 as compared to May 31, 2014. Inventories increased primarily as a result of recreational vehicles built for an upcoming trade show, and homes and recreational vehicles that are awaiting shipment to dealers.

Current liabilities decreased as a result of changes that occurred in accounts payable, other accrued liabilities, and accrued marketing programs. Accounts payable decreased $1,283,000 due to the timing of payments to vendors at August 31, 2014 as compared to May 31, 2014. Other accrued liabilities decreased $911,000 primarily as a result of fulfillment of certain obligations associated with the Corporation’s contract with National Community Renaissance of California. Accrued marketing programs increased $1,146,000 due to accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $26,000 for the first quarter of fiscal 2015 as compared to $4,000 for the first quarter of fiscal 2014.

As noted in the “Management’s Plan” section, the Corporation is aggressively pursuing strategies in order to raise capital, increase sales and decrease costs; such as the second quarter sale of the recreational vehicle segment resulting in a cash payment of approximately $906,000. As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management, however, is prepared to modify these strategies to meet prevailing business conditions.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of August 31, 2014 the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).

Item 4.	Controls and Procedures — (Continued).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2014.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2014 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2014 filed by the registrant with the Commission.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2014.

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

SKYLINE CORPORATION

DATE: October 15, 2014	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 15, 2014	/s/ Martin R. Fransted
Martin R. Fransted
Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.