Form 10-Q
period 2014-11-30
SKYLINE CORP
filed 2015-01-14
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	January 14, 2015
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,824	$6,031
Accounts receivable	13,590	16,259
Note receivable, current	51	50
Inventories	9,155	8,627
Workers’ compensation security deposit	2,137	2,688
Other current assets	974	542
Assets of discontinued operations	2,372	7,473

Total Current Assets	33,103	41,670

Note Receivable, non-current	1,555	1,581
Property, Plant and Equipment, at Cost:
Land	3,586	3,586
Buildings and improvements	39,706	39,254
Machinery and equipment	17,001	17,238

	60,293	60,078
Less accumulated depreciation	46,738	46,036

	13,555	14,042
Assets of discontinued operations, net of accumulated depreciation	—	1,911

	13,555	15,953
Other Assets	6,855	6,550

Total Assets	$55,068	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	November 30, 2014	May 31, 2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,034	$3,050
Accrued salaries and wages	2,171	2,255
Accrued marketing programs	4,151	2,526
Accrued warranty and related expenses	3,738	3,697
Other accrued liabilities	2,482	3,695
Liabilities of discontinued operations	339	3,024

Total Current Liabilities	14,915	18,247

Long-Term Liabilities:
Other deferred liabilities	7,249	7,386
Life insurance loans	6,334	6,334

Total Long-Term Liabilities	13,583	13,720

Commitments and Contingencies – See Note 9
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	87,074	94,291
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	26,570	33,787

Total Liabilities and Shareholders’ Equity	$55,068	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Six-Month Periods Ended November 30, 2014 and 2013

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
OPERATIONS:
Net sales	$49,667	$39,208	$99,271	$76,871
Cost of sales	44,509	35,401	90,072	69,461

Gross profit	5,158	3,807	9,199	7,410
Selling and administrative expenses	5,008	4,733	10,188	9,351
Gain on sale of idle property, plant and equipment	—	162	—	162

Operating income (loss)	150	(764)	(989)	(1,779)
Interest expense	(93)	—	(187)	—
Interest income	24	25	48	50

Income (loss) from continuing operations before income taxes	81	(739)	(1,128)	(1,729)
Benefit from income taxes	—	—	—	—

Income (loss) from continuing operations	81	(739)	(1,128)	(1,729)
Loss from discontinued operations, net of income taxes	(3,525)	(1,474)	(6,089)	(1,863)

Net loss	$(3,444)	$(2,213)	$(7,217)	$(3,592)

Basic loss per share	$(.41)	$(.27)	$(.86)	$(.43)

Basic income (loss) per share from continuing operations	$.01	$(.09)	$(.13)	$(.21)

Basic income (loss) per share from discontinued operations	$(.42)	$(.18)	$(.73)	$(.22)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$90,518	$104,776	$94,291	$106,155
Net loss	(3,444)	(2,213)	(7,217)	(3,592)

Balance at end of period	$87,074	$102,563	$87,074	$102,563

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended November 30, 2014 and 2013

(Dollars in thousands)

	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,217)	$(3,592)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	726	887
Reduction in inventory value of discontinued operations	901	—
Gain on sale of assets associated with discontinued operations	(670)	—
Gain on sale of idle property, plant and equipment	—	(162)
Change in assets and liabilities:
Accrued interest receivable	—	1
Accounts receivable	5,872	1,358
Inventories	469	(1,233)
Workers’ compensation security deposit	551	—
Other current assets	(432)	(281)
Accounts payable, trade	(3,068)	(1,581)
Accrued liabilities	(264)	3,556
Other, net	(424)	(434)

Net cash from operating activities	(3,556)	(1,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury
Bills	—	16,998
Purchase of U.S. Treasury Bills	—	(17,999)
Proceeds from note receivable	25	24
Proceeds from sale of assets associated with discontinued operations	2,331	—
Proceeds from sale of idle property, plant and equipment	—	490
Purchase of property, plant and equipment	(163)	(460)
Other, net	156	229

Net cash from investing activities	2,349	(718)

Net decrease in cash	(1,207)	(2,199)
Cash at beginning of period	6,031	11,838

Cash at end of period	$4,824	$9,639

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2014, in addition to the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended November 30, 2014 and 2013. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Certain prior year amounts related to discontinued operations have been reclassified to conform to current year presentation.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments through November 30, 2014. Interest is accrued on a monthly basis. No allowance for credit losses exists due to favorable collections experience. The Corporation’s management evaluates the credit quality of the note on a monthly basis. The Corporation’s policy is to recognize a loss in the period when collectability cannot be reasonably assured. Subsequent to November 30, 2014, the note was fully repaid.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At November 30, 2014, idle property consisted of an idle manufacturing facility in Ocala, Florida. At May 31, 2014, idle property consisted of the aforementioned facility, and two manufacturing facilities in Elkhart, Indiana. The Corporation has the Ocala facility, and undeveloped land in McMinnville, Oregon presently for sale.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at November 30, 2014.

Warranty — The Corporation provides the retail purchaser of its homes, park models and recreational vehicles with a full fifteen-month warranty against defects in design, materials and workmanship. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

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

Recently issued accounting pronouncements — In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations in that a discontinued operation may include a component of an entity, a group of components of an entity, or a business or non-profit activity. In addition, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when certain conditions are met. For public business entities, ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Corporation did not utilize early adoption of ASU No. 2014-08 regarding the sale of its recreational vehicle segment as referenced in Note 2. It will, however, adopt this pronouncement for any disposals (or classifications as held for sale) that may occur after May 31, 2015.

Management’s Plan — The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations and not having available funding from outside financing sources raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not all inclusive:

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (continued)

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2.

In addition to the sale of the RV business, the Corporation sold two idle housing facilities and one undeveloped parcel of land in fiscal 2014 and is currently seeking buyers for an idle housing facility and an undeveloped parcel of land to raise cash and eliminate carrying costs.

•	Optimize Manufacturing Footprint: Through an ongoing assessment of the strategic positioning of Skyline’s manufacturing facilities, Management has successfully executed initiatives to optimize financial performance by reducing costs and gaining efficiencies at each facility.

Progress:

Eight of the Corporation’s nine housing facilities had operating profits for both the second quarter and first half of fiscal 2015. The ninth is the Mansfield, Texas plant, our newest housing facility, which recently was converted from an RV plant and has experienced temporary inefficiencies inherent in such a conversion.

The Corporation’s performance in fiscal 2015 represents significant improvement over fiscal 2014. In the first half of fiscal 2014, five of its eight housing facilities had operating profits. By comparison, in the first half of fiscal 2015 eight of nine housing facilities had operating profits.

•	Increase Sales:

•	Working to increase sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•	Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (continued)

•	Establishing additional distribution channels and forging new strategic relationships.

Progress:

These efforts contributed to a sales increase at the Mansfield, Texas facility of approximately 28 percent in the second quarter compared with the first quarter of fiscal 2015, while the operating loss decreased by approximately 39 percent over the same time period.

For the first half of fiscal 2015, manufactured housing sales to the Corporation’s six largest communities increased approximately 35 percent compared with the first half of fiscal 2014. For the second quarter of fiscal 2015, sales to these communities increased approximately 2 percent compared with the second quarter of fiscal 2014.

In the second quarter of fiscal 2015, net sales for modular housing and park models increased approximately 23 percent and 124 percent, respectively, compared with the second quarter of fiscal 2014. For the first half of fiscal 2015, net sales for modular housing and park models increased approximately 14 percent and 122 percent, respectively, compared with the first half of fiscal 2014.

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. The Corporation expects five or six locations to be operating by the end of fiscal 2015.

•	Decrease Costs: Skyline continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers and anticipates further savings from this initiative in the second half of the fiscal year.

In addition, Management has continued to analyze staffing needs and make reductions when considered appropriate. In connection with the sale of the RV business, the Corporation also identified and implemented reductions in corporate personnel that should result in annualized savings of approximately $400,000.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (continued)

•	Raise Additional Capital: Management is pursuing opportunities for additional capital and financing.

Progress:

The Corporation has obtained a number of proposals for additional capital that are being evaluated by the Special Committee of the Board of Directors.

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

NOTE 2 Discontinued Operations

During September 2014, the Corporation decided to strategically focus on its core housing business and exit the recreational vehicle industry. As a result, on October 7, 2014 (“Closing Date”), the Corporation completed the sale of certain assets associated with its recreational vehicle segment (the “Transaction”) to Evergreen Recreational Vehicles, LLC (“ERV”). The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on the Closing Date, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”). The assets of the recreational vehicle segment disposed of in the Transaction include:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications;

•	Customer purchase orders and contracts, customer lists, and supplier lists; and

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Discontinued Operations — (Continued)

•	All of the Corporation’s rights to the exhibit space at the 2014 RVIA Louisville Show and related show materials (although the Corporation will retain approximately 4,500 square feet of show space for its own use).

The amount and nature of the consideration received by the Corporation for the assets sold include:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility;

•	Evergreen will pay the Corporation a cash payment for the 2014 RVIA Louisville Show space (less the retained 4,500 square feet) at the per square foot lease rate paid by the Corporation for the space; and

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value. Evergreen has the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000. There can be no assurances as to how much of the raw material inventory Evergreen will purchase. Consequently, the Corporation incurred an approximate $901,000 charge in the second quarter reflecting the reduction in value of the raw material inventory plus raw material inventory that will not be used by Evergreen. Through November 30, 2014, Evergreen paid the Corporation approximately $69,000 for raw material inventory. In future periods, there may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended November 30,		Six-Months Ended November 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$1,890	$7,055	$9,715	$18,386

Operating loss of discontinued operations	$(3,294)	$(1,474)	$(5,858)	$(1,863)
Loss on disposal of discontinued operations	(231)	—	(231)	—

Loss before income taxes	(3,525)	(1,474)	(6,089)	(1,863)
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of taxes	$(3,525)	$(1,474)	$(6,089)	$(1,863)

Loss on disposal of discontinued operations consisted of a $901,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in the housing segment because net sales do not warrant separate segment reporting.

The following is a summary of assets and liabilities of discontinued operations at November 30, 2014 and May 31, 2014:

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Current Assets:
Accounts receivable	$1,567	$4,770
Inventories	805	2,703

	$2,372	$7,473

Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Discontinued Operations — (Continued)

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Current Liabilities:
Accounts payable, trade	$37	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	118	330
Other accrued liabilities	184	186

	$339	$3,024

In accordance with the Asset Purchase Agreement, the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at November 30 and May 31, 2014.

NOTE 3 Inventories

Total inventories from continuing operations consist of the following:

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Raw materials	$5,180	$5,135
Work in process	2,915	3,174
Finished goods	1,060	318

	$9,155	$8,627

NOTE 4 Note Receivable

During fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a promissory note of $1,700,000 to the Corporation. The note bears an interest rate of 6 percent per annum, requires monthly payments following a 20 year amortization schedule, and provides for a final payment after 6 years. In addition, the two facilities are collateral for the note. The current and non-current balance of $1,606,000 represents the original amount of the note less principal payments received through November 30, 2014. Subsequent to November 30, 2014, the note was fully repaid.

NOTE 5 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,485,000 and $6,452,000 at November 30 and May 31, 2014, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Six-Months Ended November 30,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the period	$5,697	$5,882
Accruals for warranties	3,543	2,786
Settlements made during the period	(3,502)	(2,513)

Balance at the end of the period	5,738	6,155
Non-current balance included in other deferred liabilities	2,000	2,200

Accrued warranty and related expenses	$3,738	$3,955

At November 30, 2014, the total obligation for warranty and related expenses associated with the recreational vehicle segment is estimated to be $1,300,000; consisting of an estimated current obligation of $800,000 and a non-current obligation of $500,000. At November 30, 2013, the total obligation for warranty and related expenses associated with the recreational vehicle segment is estimated to be $1,900,000; consisting of an estimated current obligation of $1,200,000 and non-current obligation of $700,000.

NOTE 7 Long-Term Liabilities

Long-term liabilities, consisting of other deferred liabilities and life insurance loans include the following:

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Other deferred liabilities:
Deferred compensation expense	$5,249	$5,386
Accrued warranty and related expenses	2,000	2,000

Total other deferred liabilities	7,249	7,386
Life insurance loans	6,334	6,334

	$13,583	$13,720

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.9 percent. At November 30 and May 31, 2014, prepaid interest associated with the life insurance loans totaled approximately $135,000 and $165,000, respectively; which is recognized in Other current assets.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 Income Taxes

At November 30, 2014, the Corporation’s gross deferred tax assets of approximately $49 million consist of approximately $34 million in federal net operating loss carryforwards and tax credit carryforwards, $8 million in state net operating loss carryforwards, and $7 million resulting from temporary differences between financial and tax reporting. $5 million of the $49 million of total gross deferred tax assets pertain to discontinued operations. The federal net operating loss and tax credit carryforwards have a life expectancy of between sixteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 9 Commitments and Contingencies

The Corporation was contingently liable at November 30 and May 31, 2014 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park models industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $65 million at November 30, 2014 and approximately $63 million at May 31, 2014. At November 30 and May 31, 2014, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $29 million and $33 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at November 30 and May 31, 2014, a $100,000 loss reserve that is a component of other accrued liabilities. $9,000 of the $100,000 loss reserve pertains to discontinued operations, and Management believes that the Corporation’s exit from the recreational vehicle business will not further impact the loss reserve.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2014 will not be material to its financial position or results of operations.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Commitments and Contingencies — (Continued)

In the first half of fiscal 2015, 11 recreational vehicles were repurchased for approximately $203,000; resulting in a loss of approximately $43,000. In the first half of fiscal 2014, there were no obligations or net losses from repurchased units.

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

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has nine manufacturing facilities in eight states. Manufactured housing and park models are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur. Sales and production of manufactured housing and modular housing are affected by winter weather conditions at the Corporation’s northern plants. Park model sales are generally higher in the spring and summer months than in the fall and winter months. Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Park models are marketed under the following trademarks: “Kensington”; “Shore Park”; “Stone Harbor”; and “Vacation Villa”. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Park models are built according to specifications established by the American National Standards Institute, and are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. The manufactured housing industry had been affected by declining unit shipments to historically low levels. Shipments totaled approximately 373,000 units in 1998; steadily declining to approximately 50,000 units by 2010. This decline was caused primarily by adverse economic conditions, tightening retail and wholesale credit markets and a depressed site-built housing market. Shipments, however, increased to approximately 52,000, 55,000 and 60,000 units in 2011, 2012 and 2013, respectively. From 2010 to 2013, the Corporation’s shipments totaled approximately 1,900, 1,900, 1,800 and 2,200 units, respectively. From January 2014 to November 2014, shipments were approximately 60,000 units; an approximately 6 percent increase from the same period in 2013. During this same timeframe, the Corporation’s shipments were approximately 2,500 units; a 21 percent increase from the same period in 2013.

The domestic modular housing industry experienced challenges similar to the manufactured housing industry. From calendar 2006 to 2012, total industry shipments decreased from approximately 39,000 to 13,000 units, a decline of 67 percent. In 2013, industry shipments increased to approximately 14,000 units. In 2012 and 2013, the Corporation’s shipments were 301 and 263, respectively. From January 2014 to September 2014, shipments were approximately 10,000 units; an approximately 3 percent decrease from the same period a year ago. During this same timeframe, the Corporation’s shipments were 375 units; a 43 percent increase from the same period in 2013.

Sales of park models are influenced by changes and consumer confidence, employment levels, and the availability of retail and wholesale financing. From calendar 2006 to 2012, total industry shipments decreased from approximately 9,800 to 2,800 units, a decline of 71 percent. In 2013, industry shipments increased to approximately 3,600 units. In 2012 and 2013, the Corporation’s shipments were 138 and 171, respectively. From January 2014 to November 2014, shipments were approximately 3,500 units; an approximately 4 percent increase from the same period a year ago. During this same timeframe, the Corporation’s shipments were 296 units; a 78 percent increase from the same period in 2013.

Discontinued Operations

During September 2014, the Corporation decided to strategically focus on its core housing business and exit the recreational vehicle industry. As a result, on October 7, 2014 (“Closing Date”), the Corporation completed the sale of certain assets associated with its recreational vehicle segment (the “Transaction”) to Evergreen Recreational Vehicles, LLC (“ERV”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on the Closing Date, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”). The assets of the recreational vehicle segment disposed of in the Transaction include, but not are limited to:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications;

•	Customer purchase orders and contracts, customer lists, and supplier lists; and

•	All of the Corporation’s rights to the exhibit space at the 2014 RVIA Louisville Show and related show materials (although the Corporation will retain approximately 4,500 square feet of show space for its own use).

The amount and nature of the consideration received by the Corporation for the assets sold include:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility;

•	Evergreen will pay the Corporation a cash payment for the 2014 RVIA Louisville Show space (less the retained 4,500 square feet) at the per square foot lease rate paid by the Corporation for the space; and

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value. Evergreen has the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000. There can be no assurances as to how much of the raw material inventory Evergreen will purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

Consequently, the Corporation incurred an approximate $901,000 charge in the second quarter reflecting the reduction in value of the raw material inventory plus raw material inventory that will not be used by Evergreen. Through November 30, 2014, Evergreen paid the Corporation approximately $69,000 for raw material inventory. In future periods, there may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

The following table summarizes the results of discontinued operations:

	Three-Months Ended November 30,		Six-Months Ended November 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$1,890	$7,055	$9,715	$18,386

Operating loss of discontinued operations	$(3,294)	$(1,474)	$(5,858)	$(1,863)
Loss on disposal of discontinued operations	(231)	—	(231)	—

Loss before income taxes	(3,525)	(1,474)	(6,089)	(1,863)
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of taxes	$(3,525)	$(1,474)	$(6,089)	$(1,863)

Loss on disposal of discontinued operations consisted of a $901,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in the housing segment because net sales do not warrant separate segment reporting.

The following is a summary of assets and liabilities of discontinued operations at November 30, 2014 and May 31, 2014:

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Current Assets:
Accounts receivable	$1,567	$4,770
Inventories	805	2,703

	$2,372	$7,473

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

	November 30, 2014	May 31, 2014
	(Dollars in thousands)
Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

Current Liabilities:
Accounts payable, trade	$37	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	118	330
Other accrued liabilities	184	186

	$339	$3,024

In accordance with the Asset Purchase Agreement the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at November 30 and May 31, 2014.

Second Quarter Fiscal 2015 Results

The Corporation experienced the following results during the second quarter of fiscal 2015:

•	The Corporation sold the recreational vehicle segment as previously noted

•	Net sales related to continuing operations were $49,667,000, an approximate 27 percent increase from the $39,208,000 reported in the same period a year ago

•	Net income from continuing operations for the second quarter of fiscal 2015 was $81,000 as compared to a net loss of $739,000 for the second quarter of fiscal 2014

•	Loss from discontinued operations, net of incomes taxes, was $3,525,000 for the second quarter of fiscal 2015 as compared to $1,474,000 for the second quarter of fiscal 2014

•	Net loss for the second quarter of fiscal 2015 was $3,444,000 as compared to $2,213,000 for the second quarter of fiscal 2013. On a per share basis, net loss was $.41 as compared to $.27 for the same period a year ago

•	The Corporation sold two idle recreational vehicle facilities located in Elkhart, Indiana as previously noted in Discontinued Operations

The Corporation experienced increased net sales in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, and consumer confidence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan

The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations and not having available funding from outside financing sources raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not all inclusive:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2.

In addition to the sale of the RV business, the Corporation sold two idle housing facilities and one undeveloped parcel of land in fiscal 2014 and is currently seeking buyers for an idle housing facility and an undeveloped parcel of land to raise cash and eliminate carrying costs.

•	Optimize Manufacturing Footprint: Through an ongoing assessment of the strategic positioning of Skyline’s manufacturing facilities, Management has successfully executed initiatives to optimize financial performance by reducing costs and gaining efficiencies at each facility.

Progress:

Eight of the Corporation’s nine housing facilities had operating profits for both the second quarter and first half of fiscal 2015. The ninth is the Mansfield, Texas plant, our newest housing facility, which recently was converted from an RV plant and has experienced temporary inefficiencies inherent in such a conversion.

The Corporation’s performance in fiscal 2015 represents significant improvement over fiscal 2014. In the first half of fiscal 2014, five of its eight housing facilities had operating profits. By comparison, in the first half of fiscal 2015 eight of nine housing facilities had operating profits.

•	Increase Sales:

•	Working to increase sales at the Mansfield, Texas housing facility by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•	Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

•	Establishing additional distribution channels and forging new strategic relationships.

Progress:

These efforts contributed to a sales increase at the Mansfield, Texas facility of approximately 28 percent in the second quarter compared with the first quarter of fiscal 2015, while the operating loss decreased by approximately 39 percent over the same time period.

For the first half of fiscal 2015, manufactured housing sales to the Corporation’s six largest communities increased approximately 35 percent compared with the first half of fiscal 2014. For the second quarter of fiscal 2015, sales to these communities increased approximately 2 percent compared with the second quarter of fiscal 2014.

In the second quarter of fiscal 2015, net sales for modular housing and park models increased approximately 23 percent and 124 percent, respectively, compared with the second quarter of fiscal 2014. For the first half of fiscal 2015, net sales for modular housing and park models increased approximately 14 percent and 122 percent, respectively, compared with the first half of fiscal 2014.

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. The Corporation expects five or six locations to be operating by the end of fiscal 2015.

•	Decrease Costs: Skyline continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers and anticipates further savings from this initiative in the second half of the fiscal year.

In addition, Management has continued to analyze staffing needs and make reductions when considered appropriate. In connection with the sale of the RV business, the Corporation also identified and implemented reductions in corporate personnel that should result in annualized savings of approximately $400,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

•	Raise Additional Capital: Management is pursuing opportunities for additional capital and financing.

Progress:

The Corporation has obtained a number of proposals for additional capital that are being evaluated by the Special Committee of the Board of Directors.

As with any business enterprise, the Corporation’s ability to operate as a going concern is contingent upon the successful execution of its strategies. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

Results of Operations – Three-Month Period Ended November 30, 2014 Compared to Three-Month Period Ended November 30, 2013 (Unaudited)

Net Sales and Unit Shipments

	November 30,		November 30,
	2014	Percent	2013	Percent	Increase
	(Dollars in thousands)
Net Sales
Manufactured Housing	$38,997	79%	$31,388	80%	$7,609
Modular Housing	8,327	17	6,772	17	1,555
Park Models	2,343	4	1,048	3	1,295

Total Net Sales	$49,667	100%	$39,208	100%	$10,459

Unit Shipments
Manufactured Housing	726	80%	663	83%	63
Modular Housing	122	13	105	13	17
Park Models	63	7	29	4	34

Total Unit Shipments	911	100%	797	100%	114

Net sales increased approximately 27 percent. The increase was comprised of a 24 percent increase in manufactured housing net sales, a 23 percent increase in modular housing net sales, and a 124 percent increase in park model net sales. Current year manufactured housing net sales includes approximately $2,706,000 attributable to the facility located in Mansfield, Texas. This facility commenced housing operations in the third quarter of fiscal 2014.

Unit shipments increased approximately 14 percent. The increase was the outcome of manufactured housing shipments increasing approximately 10 percent, modular shipments increasing approximately 16 percent, and park model shipments increasing approximately 117 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2014 Compared to Three-Month Period Ended November 30, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

For the three month period ended November 30, 2014, the percentage increase in unit shipments from the comparable period last year are as follows:

	Skyline	Industry
Manufactured Housing	10%	5%
Modular Housing	16%	Not available
Park Models	117%	1%

Compared to prior year, the average net sales price for manufactured housing and modular housing increased approximately 13 percent and 6 percent, respectively. The increase is the result of homes sold with larger square footage and greater amenities. The average net sales prices for park models increased approximately 3 percent as an adjustment to higher material costs.

Cost of Sales

	November 30, 2014	Percent of Net Sales	November 30, 2013	Percent of Net Sales	Increase
	(Dollars in Thousands)
Cost of sales	$44,509	90	$35,401	90	$9,108

Cost of sales, in dollars, increased as a result of increased net sales. Included in current year cost of sales is approximately $2,728,000 attributable to the Mansfield, Texas facility, which was not fully operational as a housing facility a year ago. As previously referenced, housing operations commenced in the third quarter of fiscal 2014.

Selling and Administrative Expenses

	November 30, 2014	Percent of Net Sales	November 30, 2013	Percent of Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$5,008	10	$4,733	12	$275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2014 Compared to Three-Month Period Ended November 30, 2013 (Unaudited) — (Continued)

Selling and Administrative Expenses — (Continued)

Selling and administrative expenses, increased primarily as a result of the Mansfield, Texas facility incurring approximately $246,000 in expenses in the second quarter of fiscal 2015 as compared to $143,000 for the same period a year ago. In addition, in prior year there was a $100,000 decrease that occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a change in the interest rate used in valuing the liability. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Gain on Sale of Idle Property and Equipment

In the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont. The gain on the sale of this facility was $162,000.

Interest Expense

Interest expense of $93,000 for the second quarter of fiscal 2015 is related to interest paid on life insurance policy loans.

Interest Income

Interest income of $24,000 and $25,000 for the second quarters of fiscal 2015 and 2014, respectively, consisted of interest received from the Corporation’s Note receivable.

Results of Operations – Six-Month Period Ended November 30, 2014 Compared to Six-Month Period Ended November 30, 2013 (Unaudited)

Net Sales and Unit Shipments

	November 30,		November 30,
	2014	Percent	2013	Percent	Increase
	(Dollars in thousands)
Net Sales
Manufactured Housing	$79,303	80%	$61,499	80%	$17,804
Modular Housing	14,906	15	13,095	17	1,811
Park Models	5,062	5	2,277	3	2,785

Total Net Sales	$99,271	100%	$76,871	100%	$22,400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2014 Compared to Six-Month Period Ended November 30, 2013 (Unaudited) — (Continued)

Net Sales and Unit Shipments — (Continued)

	November 30,		November 30,
	2014	Percent	2013	Percent	Increase
	(Dollars in thousands)
Unit Shipments
Manufactured Housing	1,502	81%	1,293	83%	209
Modular Housing	224	12	209	13	15
Park Models	134	7	64	4	70

Total Unit Shipments	1,860	100%	1,566	100%	294

Net sales increased approximately 29 percent. The increase was comprised of a 29 percent increase in manufactured housing net sales, a 14 percent increase in modular housing net sales, and a 122 percent increase in park model net sales. Current year manufactured housing net sales includes approximately $4,817,000 attributable to the facility located in Mansfield, Texas. This facility commenced housing operations in the third quarter of fiscal 2014.

Unit shipments increased approximately 19 percent. The increase was the outcome of manufactured housing shipments increasing 16 percent, modular shipments increasing approximately 7 percent and park model shipments increasing approximately 109 percent.

For the six month period ended November 30, 2014, the percentage increase in unit shipments from the comparable period last year are as follows:

	Skyline	Industry
Manufactured Housing	16%	7%
Modular Housing	7%	Not available
Park Models	10%	2%

Compared to prior year, the average net sales price for manufactured housing and modular housing increased approximately 11 percent and 6 percent, respectively. The increase is the result of homes sold with larger square footage and greater amenities. The average net sales price for park models increased approximately 6 percent as an adjustment of higher material costs, and units sold with greater amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2014 Compared to Six-Month Period Ended November 30, 2013 (Unaudited) — (Continued)

Cost of Sales

	November 30, 2014	Percent of Net Sales	November 30, 2013	Percent of Net Sales	Increase
	(Dollars in Thousands)
Cost of Sales	$90,072	91	$69,461	90	$20,611

Cost of sales, in dollars, increased as a result of increased net sales. Included in current year cost of sales is approximately $5,047,000 attributable to the Mansfield, Texas facility, which was not fully operational as a housing facility a year ago. As previously referenced, housing operations commenced in the third quarter of fiscal 2014. As a percentage of net sales, cost of sales was adversely impacted by an approximately $672,000 increase in workers’ compensation costs compared to prior year; from approximately $430,000 to approximately $1,102,000,000.

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2014	Net Sales	2013	Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$10,188	10	$9,351	12	$837

Selling and administrative expenses, increased primarily as a result of the Mansfield, Texas facility incurring approximately $472,000 in expenses in the first half of fiscal 2015 as compared to $143,000 for the same period a year ago. In addition, in prior year there was a $250,000 decrease that occurred in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees. The decrease occurred as a result of a change in the interest rate used in valuing the liability. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont. The gain on the sale of this facility was $162,000.

Interest Expense

Interest expense of $187,000 for the second quarter of fiscal 2015 is related to interest paid on life insurance policy loans.

Interest Income

Interest income of $48,000 and $50,000 for the second quarters of fiscal 2015 and 2014, respectively, consisted of interest received from the Corporation’s Note receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	November 30, 2014	May 31, 2014	Decrease
	(Dollars in thousands)
Cash	$4,824	$6,031	$1,207
Current assets, exclusive of cash	$28,279	$35,639	$7,360
Current liabilities	$14,915	$18,247	$3,332
Working capital	$18,188	$23,423	$5,235

As noted in the Consolidated Statements of Cash Flows, cash decreased primarily due to net cash usage of $3,556,000 from operating activities offset by net cash provided by financing activities of $2,349,000. Current assets, exclusive of cash, decreased mainly due to a $5,101,000 decrease in assets of discontinued operations and a $2,669,000 decrease in accounts receivable. Assets of discontinued operations declined as a result of the Corporation’s sale of its recreational vehicle segment. Accounts receivable decreased due to the timing of payments from dealers and communities at November 30, 2014 as compared to May 31, 2014.

Current liabilities decreased due to the following factors:

•	Liabilities of discontinued operations decreased $2,685,000 resulting from the Corporation’s sale of its recreational vehicle segment

•	Other accrued liabilities decreased primarily as a result of a $718,000 fulfillment of certain obligations with the Corporation’s contract with National Community Renaissance of California

•	Accounts payable decreased $1,016,000 due to less production occurring at November 30, 2014 as compared to May 31, 2014

•	Accrued marketing programs increased $1,625,000 due to accruals for an ongoing marketing program for manufactured housing dealers and communities. Accruals are made monthly, and the majority of the payments occur during the Corporation’s fourth quarter.

Capital expenditures totaled $163,000 for the first half of fiscal 2015 as compared to $460,000 for the first half of fiscal 2014. Approximately $391,000 of prior year expenditures was attributable to the renovation of the Mansfield, Texas facility to accommodate housing production.

Certain key cash flow metrics related to discontinued operations for the first half of fiscal 2015 are set forth below (in thousands):

Loss from discontinued operations, net of income taxes	$(6,089)
Depreciation	$85
Reduction in value of raw material inventory	$901
Gain on sale of property, plant and equipment	$(670)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

With the sale of the recreational vehicle segment, the Corporation anticipates that cash needs associated with this discontinued operation will significantly decrease in future periods since it will not be funding significant operating losses. As previously referenced, the Corporation has current assets of discontinued operations of $2,372,000, current liabilities of discontinued operations of $339,000, and an estimated $1,300,000 of current and non-current warranty obligations associated with the recreational vehicle segment that is reported in continuing obligations.

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

Forward Looking Information

Certain statements in this report are considered forward looking as indicated by the Private Securities Litigation Reform Act of 1995. These statements involve uncertainties that may cause actual results to materially differ from expectations as of the report date. These uncertainties include but are not limited to:

•	Consumer confidence and economic uncertainty

•	Availability of wholesale and retail financing

•	The health of the U.S. housing market as a whole

•	Federal, state and local regulations pertaining to the manufactured housing industry

•	Cyclical nature of the housing and park model industries

•	General or seasonal weather conditions affecting sales

•	Potential impact of natural disasters on sales and raw material costs

•	Potential periodic inventory adjustments by independent retailers

•	Interest rate levels

•	Impact of inflation

•	Impact of rising fuel costs

•	Cost of labor and raw materials

•	Competitive pressures on pricing and promotional costs

•	Catastrophic events impacting insurance costs

•	The availability of insurance coverage for various risks to the Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Forward Looking Information — (Continued)

•	Market demographics

•	Management’s ability to attract and retain executive officers and key personnel

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2014, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2014.

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

SKYLINE CORPORATION

DATE: January 14, 2015	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 14, 2015	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.