Form 10-Q
period 2015-02-28
SKYLINE CORP
filed 2015-04-03
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 3, 2015
Common Stock	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 28, 2015	May 31, 2014
	(Unaudited)

ASSETS

Current Assets:
Cash	$4,933	$6,031
Accounts receivable	13,089	16,259
Note receivable, current	—	50
Inventories	9,307	8,627
Workers’ compensation security deposit	2,137	2,688
Other current assets	753	542
Assets of discontinued operations	492	7,473

Total Current Assets	30,711	41,670

Note Receivable, non-current	—	1,581

Property, Plant and Equipment, at Cost:
Land	3,586	3,586
Buildings and improvements	39,720	39,254
Machinery and equipment	16,976	17,238

	60,282	60,078
Less accumulated depreciation	47,019	46,036

	13,263	14,042
Assets of discontinued operations, net of accumulated depreciation	—	1,911

	13,263	15,953

Other Assets	6,892	6,550

Total Assets	$50,866	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 28, 2015	May 31, 2014
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$1,640	$3,050
Accrued salaries and wages	1,594	2,255
Accrued marketing programs	3,606	2,526
Accrued warranty and related expenses	3,722	3,697
Other accrued liabilities	2,888	3,695
Liabilities of discontinued operations	338	3,024

Total Current Liabilities	13,788	18,247

Long-Term Liabilities:
Other deferred liabilities	7,171	7,386
Life insurance loans	6,334	6,334

Total Long-Term Liabilities	13,505	13,720

Commitments and Contingencies – See Note 9

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	84,077	94,291
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	23,573	33,787

Total Liabilities and Shareholders’ Equity	$50,866	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month and Nine-Month Periods Ended February 28, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

OPERATIONS:
Net sales	$38,109	$30,169	$137,380	$107,040
Cost of sales	35,771	29,390	125,843	98,851

Gross profit	2,338	779	11,537	8,189
Selling and administrative expenses	5,159	5,010	15,347	14,361
Gain on sale of idle property, plant and equipment	—	300	—	462

Operating loss	(2,821)	(3,931)	(3,810)	(5,710)
Interest expense	(92)	—	(279)	—
Interest income	2	25	50	75

Loss from continuing operations before income taxes	(2,911)	(3,906)	(4,039)	(5,635)
Benefit from income taxes	—	—	—	—

Loss from continuing operations	(2,911)	(3,906)	(4,039)	(5,635)
Loss from discontinued operations, net of income taxes	(86)	(1,806)	(6,175)	(3,669)

Net loss	$(2,997)	$(5,712)	$(10,214)	$(9,304)

Basic loss per share	$(.36)	$(.68)	$(1.22)	$(1.11)

Loss per share from continuing operations	$(.35)	$(.47)	$(.48)	$(.67)

Loss per share from discontinued operations	$(.01)	$(.21)	$(.74)	$(.44)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

RETAINED EARNINGS:
Balance at beginning of period	$87,074	$102,563	$94,291	$106,155
Net loss	(2,997)	(5,712)	(10,214)	(9,304)

Balance at end of period	$84,077	$96,851	$84,077	$96,851

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended February 28, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,214)	$(9,304)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,034	1,304
Reduction in inventory value of discontinued operations	901	—
Gain on sale of assets associated with discontinued operations	(670)	—
Gain on sale of idle property, plant and equipment	—	(462)
Change in assets and liabilities:
Restricted cash	—	600
Accrued interest receivable	—	1
Accounts receivable	7,642	(1,723)
Inventories	928	(2,502)
Workers’ compensation security deposit	551	—
Other current assets	(211)	(32)
Accounts payable, trade	(3,382)	118
Accrued liabilities	(1,077)	3,400
Other, net	(516)	(527)

Net cash used for operating activities	(5,014)	(9,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	—	30,998
Purchase of U.S. Treasury Bills	—	(28,999)
Proceeds from note receivable	1,631	35
Proceeds from sale of assets associated with discontinued operations	2,331	—
Proceeds from sale of idle property, plant and equipment	—	958
Purchase of property, plant and equipment	(178)	(649)
Other, net	132	221

Net cash from investing activities	3,916	2,564

Net decrease in cash	(1,098)	(6,563)
Cash at beginning of period	6,031	11,838

Cash at end of period	$4,933	$5,275

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2015, in addition to the consolidated results of operations and consolidated cash flows for the three-month and nine-month periods ended February 28, 2015 and 2014. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Note Receivable — The Corporation’s note receivable represents the amount owed for the sale of two idle recreational vehicle facilities in Hemet, California; less cash received on the date of closing and cash received from principal repayments. The note was fully repaid in December 2014.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At February 28, 2015, idle property consisted of an idle manufacturing facility in Ocala, Florida. At May 31, 2014, idle property consisted of the aforementioned facility, and two manufacturing facilities in Elkhart, Indiana. The Corporation has the Ocala facility, and undeveloped land in McMinnville, Oregon presently for sale.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at February 28, 2015.

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

Warranty (continued) — Estimated warranty costs are accrued at the time of sale based upon current sales, historical experience and management’s judgment regarding anticipated rates of warranty claims. The adequacy of the recorded warranty liability is periodically assessed and the amount is adjusted as necessary.

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

Management’s Plan — The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations and not having available funding from outside financing sources as of February 28, 2015 raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not all inclusive:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2 of Notes to Consolidated Financial Statements.

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

Progress:

The Corporation continues to show improvement over fiscal 2014. In the third quarter, excluding the Mansfield facility which has not yet been operating for a full year, four of the Corporation’s eight housing facilities had operating profits for the third quarter of fiscal 2015. By comparison, two of the Corporation’s eight housing facilities had operating profits for the third quarter of fiscal 2014.

Similarly, in the first nine months of fiscal 2015, excluding Mansfield, seven of the Corporation’s eight housing facilities had operating profits. By comparison, in the first nine months of fiscal 2014, four of the eight housing facilities had operating profits.

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

Progress:

The Mansfield facility continues to build sales since commencing operations in the third quarter of fiscal 2014. In the third quarter, where sales are traditionally lowest for the year, sales decreased 7 percent from the second to third quarters as compared to an approximately 23 percent decline for all of the housing facilities.

For the first nine months of fiscal 2015, manufactured housing sales to the Corporation’s six largest communities increased approximately 40 percent compared with the first nine months of fiscal 2014. For the third quarter of fiscal 2015, sales to these communities increased approximately 41 percent compared with the third quarter of fiscal 2014.

In the third quarter of fiscal 2015, net sales for modular housing and park models increased approximately 22 percent and 45 percent, respectively, compared with the third quarter of fiscal 2014.

For the first nine months of fiscal 2015, net sales for modular housing and park models increased approximately 16 percent and 82 percent, respectively, compared with the first nine months of fiscal 2014.

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This retailer operates retail sales centers located at the Corporation’s housing facilities. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. This initiative began generating sales to four locations in the third quarter. The Corporation expects one or two additional locations to be operating by the end of fiscal 2015.

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

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers and anticipates further savings from this initiative in the fourth quarter of the fiscal year.

In addition, Management has continued to analyze staffing needs and make reductions when considered appropriate. In connection with the sale of the RV business, the Corporation also identified and implemented reductions in corporate personnel that should result in annualized savings of approximately $400,000.

•	Raise Additional Capital:

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Company may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios. Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Company’s and its subsidiaries’ assets. Additional information regarding the revolving credit facility is in Note 11 of Notes to Consolidated Financial Statements.

Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

NOTE 2	Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business.

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

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications; and

•	Customer purchase orders and contracts, customer lists, and supplier lists.

The amount and nature of the consideration received by the Corporation for the assets sold include:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession.

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

Consequently, the Corporation incurred an approximate $901,000 charge in the second quarter reflecting the reduction in value of the raw material inventory plus raw material inventory that will not be used by Evergreen. Through February 28, 2015, Evergreen has paid the Corporation approximately $596,000 for raw material inventory. In future periods, there may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

The following table summarizes the results of discontinued operations:

	Three-Months Ended February 28,		Nine-Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Net Sales	$52	$8,603	$9,767	$26,989

Operating loss of discontinued operations	$(86)	$(1,806)	$(5,944)	$(3,669)
Loss on disposal of discontinued operations	—	—	(231)	—

Loss before income taxes	(86)	(1,806)	(6,175)	(3,669)
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of taxes	$(86)	$(1,806)	$(6,175)	$(3,669)

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2	Discontinued Operations — (Continued)

The following is a summary of assets and liabilities of discontinued operations at February 28, 2015 and May 31, 2014:

	February 28, 2015	May 31, 2014
	(Dollars in thousands)

Current Assets:
Accounts receivable	$298	$4,770
Inventories	194	2,703

	$492	$7,473

Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

Current Liabilities:
Accounts payable, trade	$117	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	64	330
Other accrued liabilities	157	186

	$338	$3,024

In accordance with the Asset Purchase Agreement, the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at February 28, 2015 and May 31, 2014.

NOTE 3	Inventories

Total inventories from continuing operations consist of the following:

	February 28, 2015	May 31, 2014
	(Dollars in thousands)

Raw materials	$5,751	$5,135

Work in process	2,848	3,174

Finished goods	708	318

	$9,307	$8,627

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4	Note Receivable

During fiscal 2013, the Corporation sold two idle recreational vehicle facilities in Hemet, California. The sale of the facilities included a promissory note of $1,700,000 to the Corporation. The note carried an interest rate of 6 percent per annum, required monthly payments following a 20 year amortization schedule, and provided for a final payment after 6 years. The two facilities were collateral for the note. The note was fully repaid in December 2014.

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,511,000 and $6,452,000 at February 28, 2015 and May 31, 2014, respectively.

NOTE 6	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Nine-Months Ended February 28,
	2015	2014
	(Dollars in thousands)

Balance at the beginning of the period	$5,697	$5,882
Accruals for warranties	4,932	4,106
Settlements made during the period	(4,907)	(3,867)

Balance at the end of the period	5,722	6,121

Non-current balance included in other deferred liabilities	2,000	2,200

Accrued warranty and related expenses	$3,722	$3,921

At February 28, 2015, the total current obligation for warranty and related expenses associated with the recreational vehicle segment is estimated to be $965,000. At February 28, 2014, the total obligation for warranty and related expenses associated with the recreational vehicle segment was estimated to be $1,900,000; consisting of an estimated current obligation of $1,200,000 and non-current obligation of $700,000.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7	Long-Term Liabilities

Long-term liabilities, consisting of other deferred liabilities and life insurance loans include the following:

	February 28, 2015	May 31, 2014
	(Dollars in thousands)
Other deferred liabilities:
Deferred compensation expense	$5,171	$5,386
Accrued warranty and related expenses	2,000	2,000

Total other deferred liabilities	7,171	7,386
Life insurance loans	6,334	6,334

	$13,505	$13,720

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.9 percent. At February 28, 2015 and May 31, 2014, prepaid interest associated with the life insurance loans totaled approximately $217,000 and $165,000, respectively; which is recognized in Other current assets.

NOTE 8	Income Taxes

At February 28, 2015, the Corporation’s gross deferred tax assets of approximately $50 million consist of approximately $35 million in federal net operating loss carryforwards and tax credit carryforwards, $8 million in state net operating loss carryforwards, $7 million resulting from temporary differences between financial and tax reporting and $5 million in gross deferred tax assets pertaining to discontinued operations. The federal net operating loss and tax credit carryforwards have a life expectancy of between sixteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 9	Commitments and Contingencies

The Corporation was contingently liable at February 28, 2015 and May 31, 2014 under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park models industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $62 million at February 28, 2015 and approximately $63 million at May 31, 2014. At February 28, 2015 and May 31, 2014, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $24 million and $33 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at February 28, 2015 and May 31, 2014, a $100,000 loss reserve that is a component of other accrued liabilities. $9,000 of the $100,000 loss reserve pertains to discontinued operations, and Management believes that the Corporation’s exit from the recreational vehicle business will not further impact the loss reserve.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2015 will not be material to its financial position or results of operations.

In the first nine months of fiscal 2015, 11 recreational vehicles were repurchased for approximately $203,000; resulting in a loss of approximately $43,000. In the first nine months of fiscal 2014, there were no obligations or net losses from repurchased units.

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11	Subsequent Events

On March 20, 2015, the Corporation entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Borrowers may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement.

Also under the Loan Agreement, First Business Capital agreed to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Borrowers. However, no advances have yet been made in connection with such letters of credit.

As part of the financing, the Company paid First Business Capital a facility fee of $150,000 at closing, and also agreed to pay the following fees to First Business Capital during the term of the facility: (i) annual facility fees of $50,000; (ii) an unused line fee payable in arrears at the rate of 0.25% per annum on the average daily unused amount of the facility during the prior calendar month; (iii) monthly bank assessment fees equal to 0.25% per annum of the maximum loan amount; (iv) certain overadvance fees (currently $1,000 per day) in the event outstanding obligations and letter of credit liabilities under the facility exceeds the amount permitted under the Loan Agreement; and (v) monthly letter of credit fees payable in arrears at the rate of 0.25% on the outstanding amount of letters of credit issued and outstanding during the prior month.

The Loan Agreement contains covenants that limit the ability of the Borrowers to, among other things: (i) incur or guarantee other indebtedness; (ii) create or incur liens, mortgages, or security interests on their assets; (iii) expend more than $600,000 per year for the lease, purchase, or acquisition of any asset; (iv) consummate asset sales, acquisitions, or mergers; (v) pay dividends or repurchase stock; (vi) make certain investments; (vii) enter into certain transactions with affiliates; and (viii) amend a Borrower’s articles of incorporation or bylaws.

The Loan Agreement also requires compliance with certain financial covenants (in each case calculated as set forth in the Loan Agreement), including: (i) minimum net worth; (ii) minimum net earnings; and (iii) maximum net loss.

If the Borrowers default in their obligations under the Loan Agreement, then the unpaid balances under the facility will bear interest at 3.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to First Business Capital upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, all rights of a secured creditor under applicable law, and all other rights set forth in the Loan Agreement.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11	Subsequent Events — (Continued)

The events of default under the Loan Agreement include the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to First Business Capital; (iv) failure to comply with certain covenants and agreements; (v) termination or default under guarantees or subordination agreements; (vi) certain cross-default events; (vii) changes in control involving the Borrowers; (viii) certain injunctions or attachments are issued against a Borrower’s assets or restricting its business; and (ix) a material adverse change occurs with respect to the Borrowers.

The foregoing description of the Loan Agreement is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Loan Agreement and various other loan documents, copies of which are attached as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2015.

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

Manufactured Housing, Modular Housing and Park Model Industry Conditions

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2010	2011	2012	2013	2014

Industry	50,066	51,606	54,901	60,210	64,331
Percentage Increase (Decrease)		3%	6%	10%	7%

Skyline	1,894	1,880	1,848	2,205	2,678
Percentage Increase (Decrease)		(1%)	(2%)	19%	21%

Modular Housing

*Industry	13,616	12,202	13,290	14,020	13,856
Percentage Increase (Decrease)		(10%)	9%	5%	(1%)

**Skyline	250	347	382	350	477
Percentage Increase (Decrease)		39%	10%	(8%)	36%

* Domestic shipment only. Canadian industry shipments not available. ** Includes domestic and Canadian unit shipments

Park Models	2010	2011	2012	2013	2014

Industry	3,486	2,761	2,780	3,598	3,781
Percentage Increase (Decrease)		(21%)	1%	29%	5%

Skyline	129	170	138	171	307
Percentage Increase (Decrease)		32%	(19%)	24%	80%

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014 (“Closing Date”), the Corporation completed the sale of certain assets associated with its recreational vehicle segment (the “Transaction”) to Evergreen Recreational Vehicles, LLC (“ERV”). The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on the Closing Date, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The assets of the recreational vehicle segment disposed of in the Transaction include, but not are limited to:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications; and

•	Customer purchase orders and contracts, customer lists, and supplier lists.

The amount and nature of the consideration received by the Corporation for the assets sold include:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•	For six months following the Closing Date, Evergreen will pay the Corporation 50 percent of the Corporation’s cost for raw materials inventory purchased by the Corporation prior to the Closing Date within 10 days of Evergreen’s use of the raw material. After six months following the Closing Date, the Corporation will have the right to remove any remaining materials inventory from Evergreen’s possession.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value. Evergreen has the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000. There can be no assurances as to how much of the raw material inventory Evergreen will purchase. Consequently, the Corporation incurred an approximate $901,000 charge in the second quarter reflecting the reduction in value of the raw material inventory plus raw material inventory that will not be used by Evergreen. Through February 28, 2015, Evergreen has paid the Corporation approximately $596,000 for raw material inventory. In future periods, there may be additional charges that could be material related to the discontinued operations of the recreational vehicle segment disposed of in the Transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended February 28,		Nine-Months Ended February 28,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Net Sales	$52	$8,603	$9,767	$26,989

Operating loss of discontinued operations	$(86)	$(1,806)	$(5,944)	$(3,669)
Loss on disposal of discontinued operations	—	—	(231)	—

Loss before income taxes	(86)	(1,806)	(6,175)	(3,669)
Income tax benefit	—	—	—	—

Loss from discontinued operations, net of taxes	$(86)	$(1,806)	$(6,175)	$(3,669)

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

The following is a summary of assets and liabilities of discontinued operations at February 28, 2015 and May 31, 2014:

	February 28, 2015	May 31, 2014
	(Dollars in thousands)

Current Assets:
Accounts receivable	$298	$4,770
Inventories	194	2,703

	$492	$7,473

Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

Current Liabilities:
Accounts payable, trade	$117	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	64	330
Other accrued liabilities	157	186

	$338	$3,024

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

In accordance with the Asset Purchase Agreement the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at February 28, 2015 and May 31, 2014.

Third Quarter Fiscal 2015 Results

The Corporation experienced the following results during the third quarter of fiscal 2015:

•	Net sales related to continuing operations were $38,109,000, an approximate 26 percent increase from the $30,169,000 reported in the same period a year ago

•	Loss from continuing operations for the third quarter of fiscal 2015 was $2,911,000 as compared to a net loss of $3,906,000 for the same period a year ago

•	Loss from discontinued operations, net of incomes taxes, was $86,000 for the third quarter of fiscal 2015 as compared to $1,806,000 for the same period a year ago

•	Net loss for the third quarter of fiscal 2015 was $2,997,000 as compared to $5,712,000 for the third quarter of fiscal 2014. On a per share basis, net loss was $.36 as compared to $.68 for the same period a year ago

The Corporation experienced increased net sales in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, and consumer confidence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan

The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations and not having available funding from outside financing sources as of February 28, 2015 raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not all inclusive:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2 of Notes to Consolidated Financial Statements.

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

Progress:

The Corporation continues to show improvement over fiscal 2014. In the third quarter, excluding the Mansfield facility which has not yet been operating for a full year, four of the Corporation’s eight housing facilities had operating profits for the third quarter of fiscal 2015. By comparison, two of the Corporation’s eight housing facilities had operating profits for the third quarter of fiscal 2014. Similarly, in the first nine months of fiscal 2015, excluding Mansfield, seven of the Corporation’s eight housing facilities had operating profits. By comparison, in the first nine months of fiscal 2014, four of the eight housing facilities had operating profits.

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

Progress:

The Mansfield facility continues to build sales since commencing operations in the third quarter of fiscal 2014. In the third quarter, where sales are traditionally lowest for the year, sales decreased 7 percent from the second to third quarters as compared to an approximately 23 percent decline for all of the housing facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

For the first nine months of fiscal 2015, manufactured housing sales to the Corporation’s six largest communities increased approximately 40 percent compared with the first nine months of fiscal 2014. For the third quarter of fiscal 2015, sales to these communities increased approximately 41 percent compared with the third quarter of fiscal 2014.

In the third quarter of fiscal 2015, net sales for modular housing and park models increased approximately 22 percent and 45 percent, respectively, compared with the third quarter of fiscal 2014.

For the first nine months of fiscal 2015, net sales for modular housing and park models increased approximately 16 percent and 82 percent, respectively, compared with the first nine months of fiscal 2014.

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This retailer operates retail sales centers located at the Corporation’s housing facilities. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. This initiative began generating sales to four locations in the third quarter. The Corporation expects one or two additional locations to be operating by the end of fiscal 2015.

•	Decrease Costs: Skyline continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers and anticipates further savings from this initiative in the fourth quarter of the fiscal year.

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

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Company may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios.

Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Company’s and its subsidiaries’ assets. Additional information regarding the revolving credit facility is in Subsequent Events.

Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

Subsequent Events

On March 20, 2015, the Corporation entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Borrowers may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement.

Also under the Loan Agreement, First Business Capital agreed to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Borrowers. However, no advances have yet been made in connection with such letters of credit.

As part of the financing, the Company paid First Business Capital a facility fee of $150,000 at closing, and also agreed to pay the following fees to First Business Capital during the term of the facility: (i) annual facility fees of $50,000; (ii) an unused line fee payable in arrears at the rate of 0.25% per annum on the average daily unused amount of the facility during the prior calendar month; (iii) monthly bank assessment fees equal to 0.25% per annum of the maximum loan amount; (iv) certain overadvance fees (currently $1,000 per day) in the event outstanding obligations and letter of credit liabilities under the facility exceeds the amount permitted under the Loan Agreement; and (v) monthly letter of credit fees payable in arrears at the rate of 0.25% on the outstanding amount of letters of credit issued and outstanding during the prior month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Subsequent Events — (Continued)

The Loan Agreement contains covenants that limit the ability of the Borrowers to, among other things: (i) incur or guarantee other indebtedness; (ii) create or incur liens, mortgages, or security interests on their assets; (iii) expend more than $600,000 per year for the lease, purchase, or acquisition of any asset; (iv) consummate asset sales, acquisitions, or mergers; (v) pay dividends or repurchase stock; (vi) make certain investments; (vii) enter into certain transactions with affiliates; and (viii) amend a Borrower’s articles of incorporation or bylaws.

The Loan Agreement also requires compliance with certain financial covenants (in each case calculated as set forth in the Loan Agreement), including: (i) minimum net worth; (ii) minimum net earnings; and (iii) maximum net loss.

If the Borrowers default in their obligations under the Loan Agreement, then the unpaid balances under the facility will bear interest at 3.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to First Business Capital upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, all rights of a secured creditor under applicable law, and all other rights set forth in the Loan Agreement.

The events of default under the Loan Agreement include the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to First Business Capital; (iv) failure to comply with certain covenants and agreements; (v) termination or default under guarantees or subordination agreements; (vi) certain cross-default events; (vii) changes in control involving the Borrowers; (viii) certain injunctions or attachments are issued against a Borrower’s assets or restricting its business; and (ix) a material adverse change occurs with respect to the Borrowers.

The foregoing description of the Loan Agreement is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Loan Agreement and various other loan documents, copies of which are attached as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2015 Compared to Three-Month Period Ended February 28, 2014 (Unaudited) — (Continued)

Net Sales and Unit Shipments

	February 28, 2015	Percent	February 28, 2014	Percent	Increase
	(Dollars in thousands)

Net Sales
Manufactured Housing	$30,067	79%	$24,038	80%	$6,029
Modular Housing	4,382	11	3,603	12	779
Park Models	3,660	10	2,528	8	1,132

Total Net Sales	$38,109	100%	$30,169	100%	$7,940

Unit Shipments
Manufactured Housing	507	76%	454	79%	53
Modular Housing	58	9	52	9	6
Park Models	98	15	71	12	27

Total Unit Shipments	663	100%	577	100%	86

Net sales increased approximately 26 percent. The increase was comprised of a 25 percent increase in manufactured housing net sales, a 22 percent increase in modular housing net sales, and a 45 percent increase in park model net sales.

For the following three month periods, the percentage increase in unit shipments from the comparable period last year are as follows:

	February 28, 2015 Skyline	January 31, 2015 Industry
Manufactured Housing	12%	10%

Modular Housing	12%	Not available

Park Models	38%	7%

Total	15%	Not applicable

Compared to prior year, the average net sales price for manufactured housing, modular housing and park models increased approximately 12 percent, 9 percent and 5 percent respectively. The increase primarily results from the sale of homes and park models with larger square footage and greater amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2015 Compared to Three-Month Period Ended February 28, 2014 (Unaudited) — (Continued)

Cost of Sales

	February 28, 2015	Percent of Net Sales	February 28, 2014	Percent of Net Sales	Increase
	(Dollars in Thousands)

Cost of sales	$35,771	94	$29,390	97	$6,381

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased due to models sold with improved margins, and efforts by the Corporation’s Purchasing Department to improve material costs.

Selling and Administrative Expenses

	February 28, 2015	Percent of Net Sales	February 28, 2014	Percent of Net Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$5,159	14	$5,010	17	$149

Selling and administrative expenses increased primarily as a result of approximately $176,000 in costs associated with the Special Committee of the Board of Directors tasked to evaluate strategic initiatives. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Gain on Sale of Idle Property and Equipment

In the third quarter of fiscal 2014, the Corporation sold an idle housing facility located in Halstead, Kansas. The gain on the sale of this facility was $300,000.

Interest Expense

Interest expense of $92,000 for the third quarter of fiscal 2015 is related to interest paid on life insurance policy loans.

Interest Income

Interest income of $2,000 and $25,000 for the third quarters of fiscal 2015 and 2014, respectively, consisted of interest received from the Corporation’s Note receivable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations –Nine-Month Period Ended February 28, 2015 Compared to Nine-Month Period Ended February 28, 2015 (Unaudited) — (Continued)

Net Sales and Unit Shipments

	February 28, 2015	Percent	February 28, 2014	Percent	Increase
	(Dollars in thousands)
Net Sales
Manufactured Housing	$109,370	80%	$85,537	80%	$23,833
Modular Housing	19,288	14	16,698	16	2,590
Park Models	8,722	6	4,805	4	3,917

Total Net Sales	$137,380	100%	$107,040	100%	$30,340

Unit Shipments
Manufactured Housing	2,009	80%	1,747	82%	262
Modular Housing	282	11	261	12	21
Park Models	232	9	135	6	97

Total Unit Shipments	2,523	100%	2,143	100%	380

Net sales increased approximately 28 percent. The increase was comprised of a 28 percent increase in manufactured housing net sales, a 16 percent increase in modular housing net sales, and a 82 percent increase in park model net sales. Current year manufactured housing net sales includes approximately $4,817,000 of first and second quarters net sales attributable to the facility located in Mansfield, Texas. This facility commenced housing operations in the third quarter of fiscal 2014.

For the following nine month periods, the percentage increase in unit shipments from the comparable period last year are as follows:

	February 28, 2015 Skyline	January 31, 2015 Industry
Manufactured Housing	15%	8%

Modular Housing	8%	Not available

Park Models	72%	5%

Total	18%	Not applicable

Compared to prior year, the average net sales price for manufactured housing, modular housing and park models increased approximately 11 percent, 7 percent and 6 percent, respectively. The increase primarily results from the sale of homes and park models with larger square footage and greater amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations –Nine-Month Period Ended February 28, 2015 Compared to Nine-Month Period Ended February 28, 2014 (Unaudited) — (Continued)

Cost of Sales

	February 28, 2015	Percent of Net Sales	February 28, 2014	Percent of Net Sales	Increase
	(Dollars in Thousands)

Cost of Sales	$125,843	92	$98,851	92	$26,992

Cost of sales, in dollars, increased as a result of increased net sales. Included in current year cost of sales is approximately $5,047,000 of first and second quarter costs attributable to the Mansfield, Texas facility, which was not fully operational as a housing facility a year ago. As previously referenced, housing operations commenced in the third quarter of fiscal 2014.

Selling and Administrative Expenses

	February 28, 2015	Percent of Net Sales	February 28, 2014	Percent of Net Sales	Increase
	(Dollars in thousands)

Selling and administrative expenses	$15,347	11	$14,361	13	$986

Selling and administrative expenses, increased primarily as a result of the Mansfield, Texas facility incurring approximately $702,000 in expenses in the first nine months of fiscal 2015 as compared to $325,000 for the same period a year ago. In addition, approximately $237,000 in costs were incurred associated with the Special Committee of the Board of Directors tasked to evaluate strategic initiatives. Finally, the prior year included a $250,000 decrease in the expense related to the Corporation’s liability for retirement and death benefits offered to certain current and former employees as a result of a change in the interest rate used in valuing the liability. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Gain on Sale of Idle Property, Plant and Equipment

In the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. Likewise, in the third quarter of fiscal 2014 an idle facility in Halstead, Kansas was sold for a gain of $300,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2015 Compared to Nine-Month Period Ended February 28, 2014 (Unaudited) — (Continued)

Interest Expense

Interest expense of $279,000 for the third quarter of fiscal 2015 is related to interest paid on life insurance policy loans.

Interest Income

Interest income of $50,000 and $75,000 for the third quarters of fiscal 2015 and 2014, respectively, consisted of interest received from the Corporation’s Note receivable.

Liquidity and Capital Resources

	February 28, 2015	May 31, 2014	Decrease
	(Dollars in thousands)

Cash	$4,933	$6,031	$1,098
Current assets, exclusive of cash	$25,778	$35,639	$9,861
Current liabilities	$13,788	$18,247	$4,459
Working capital	$16,923	$23,423	$6,500

As noted in the Consolidated Statements of Cash Flows, cash decreased primarily due to net cash usage of $5,014,000 for operating activities offset by net cash provided by investing activities of $3,916,000. Current assets, exclusive of cash, decreased mainly due to a $6,981,000 decrease in assets of discontinued operations and a $3,170,000 decrease in accounts receivable. Assets of discontinued operations declined as a result of the Corporation’s sale of its recreational vehicle segment. Accounts receivable decreased due to the timing of payments from dealers and communities at February 28, 2015 as compared to May 31, 2014.

Current liabilities decreased due to the following factors:

•	Liabilities of discontinued operations decreased $2,686,000 resulting from the Corporation’s sale of its recreational vehicle segment

•	Other accrued liabilities decreased primarily as a result of fulfilling $718,000 of certain obligations under the Corporation’s contract with National Community Renaissance of California.

•	Accounts payable decreased $1,410,000 due to less production occurring at February 28, 2015 as compared to May 31, 2014

•	Accrued marketing programs increased $1,080,000 due to accruals for an ongoing marketing program for manufactured housing dealers and communities. Accruals are made monthly, and the majority of the payments occur during the Corporation’s fourth quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Capital expenditures totaled $178,000 for the first nine months of fiscal 2015 as compared to $649,000 for the first nine months of fiscal 2014. Approximately $556,000 of prior year expenditures was attributable to the renovation of the Mansfield, Texas facility to accommodate housing production.

Certain key cash flow metrics related to discontinued operations for the first nine months of fiscal 2015 are set forth below (in thousands):

Loss from discontinued operations, net of income taxes	$(6,175)
Depreciation	$67
Reduction in value of raw material inventory	$901
Gain on sale of property, plant and equipment	$(670)

With the sale of the recreational vehicle segment, the Corporation anticipates that cash needs associated with this discontinued operation will significantly decrease in future periods since it will not be funding significant operating losses. As previously referenced, the Corporation has current assets of discontinued operations of $492,000, current liabilities of discontinued operations of $338,000, and an estimated $965,000 of current warranty obligations associated with the recreational vehicle segment that is reported in continuing obligations.

As noted in the “Management’s Plan” section, the Corporation is aggressively pursuing strategies in order to increase sales and decrease costs, and subsequent to February 28, 2015 obtained a revolving credit facility. Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2015, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2015.

Item 4.	Controls and Procedures — (Continued).

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended February 28, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information with respect to this Item for the period covered by this Form 10-Q has been reported in Item 3, entitled “Legal Proceedings” of the Form 10-K for the fiscal year ended May 31, 2014 filed by the registrant with the Commission.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2014.

Item 6.	Exhibits.

(10)	Material Contracts

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	April 3, 2015	Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE:	April 3, 2015	/s/ Martin R. Fransted
Martin R. Fransted
Corporate Controller

INDEX TO EXHIBITS

Exhibit Number	Descriptions

10	Material Contracts

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a)

32	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.