Form 10-K
period 2015-05-31
SKYLINE CORP
filed 2015-08-26
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (6,865,080 shares) based on the closing price on the NYSE MKT LLC on November 30, 2014 was $26,467,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 24, 2015
Common Stock, $.02277 Par Value	8,391,244

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2015 Annual Meeting of Shareholders to be held on September 21, 2015, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

PART I

Item 1.	Business.

General Development of Business

Skyline Corporation was originally incorporated in Indiana in 1959, as successor to a business founded in 1951. Skyline Corporation and its consolidated subsidiaries (the “Corporation”, “Skyline”) designs, produces and markets manufactured housing, modular housing and park models to independent dealers and manufactured housing communities located throughout the United States and Canada. Manufactured housing is built to standards established by the U.S. Department of Housing and Urban Development, modular homes are built according to state, provincial or local building codes, and park models are built according to specifications established by the American National Standards Institute.

The Corporation sold 2,691 manufactured homes, 344 modular homes and 391 park models in fiscal 2015.

The Corporation’s housing products are marketed under a number of trademarks. They are available in lengths ranging from 30’ to 76’ and in singlewide widths from 12’ to 18’, doublewide widths from 18’ to 32’, and triplewide widths from 36’ to 46’. The area of a singlewide ranges from approximately 400 to 1,200 square feet, a doublewide from approximately 700 to 2,400 square feet, and a triplewide from approximately 1,600 to 2,900 square feet.

As noted in “Discontinued Operations” in Item 7, the Corporation sold its recreational vehicle business during fiscal 2015 in order to focus on its core housing business. The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the sale and is now reported in the housing segment because net sales do not warrant separate segment reporting.

Financial Information about Segments

The Corporation currently operates in one business segment: the housing segment. In prior years, the Corporation reported net sales, operating results and total assets in two business segments: the housing and recreational vehicle segments. However, during the second quarter of fiscal 2015, the Corporation made a strategic decision to exit the recreational vehicle segment in order to focus on its core housing business. In this regard, in October 2014 the Corporation sold substantially all of the assets of its recreational vehicle segment to Evergreen Recreational Vehicles, LLC. The operating results of the former recreational vehicle segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented herein, and the recreational vehicle segment is no longer included in segment reporting (see Note 2 to the Consolidated Financial Statements).

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

Park models are marketed under the following trademarks: “Kensington”; “Shore Park”; “Stone Harbor”; and “Vacation Villa”. The Corporation’s park models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

The principal markets for manufactured and modular housing are the suburban and rural areas of the continental United States and Canada. The principal buyers continue to be individuals over the age of fifty, but the market tends to broaden when conventional housing becomes more difficult to purchase and finance.

Item 1.	Business. — (Continued).

Principal Products and Markets — (Continued)

The park model market is made up of primarily vacationing families and retired couples.

The Corporation provides the retail purchaser of its homes and park models with a full fifteen-month warranty against defects in design, materials and workmanship. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

The amount and percentage of net sales contributed by manufactured housing, modular housing and park model products is noted in Item 7.

Method of Distribution

The Corporation’ s products are distributed by approximately 270 independent dealers at 510 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

The Corporation had losses related to repurchases of $177,000 in fiscal year 2015, and no losses in fiscal 2014. Additional information regarding these repurchase agreements is included in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements under Item 8.

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

Patents, Trademarks, Licenses, Franchises and Concessions

The Corporation does not rely upon any terminable or nonrenewable rights such as patents, licenses or franchises under the trademarks or patents of others, in the conduct of its business.

Seasonal Fluctuations

While the Corporation maintains production of homes and park models throughout the year, seasonal fluctuations in sales do occur. Sales and production of homes are affected by winter weather conditions at the Corporation’s northern plants. Park model sales are generally higher in the spring and summer months than in the fall and winter months.

Inventory

The Corporation does not maintain significant finished goods inventories. In addition, there are no inventories sold on consignment.

Item 1.	Business. — (Continued).

Dependence Upon Individual Customers

During fiscal 2015, net sales of homes and park models to Sun Home Services, Inc. (“Sun Home”) totaled approximately $20,187,000 or 11 percent of total net sales. During fiscal 2014, net sales to this customer totaled $19,657,000 or 13 percent of total net sales. Based on the current volume of sales to Sun Home, if the Corporation experienced a loss of Sun Home as a customer or Sun Home significantly reduced its volume of purchases from the Corporation, this could have a material adverse effect on the business, financial condition, and results of operations of the Corporation. No other individual customer in fiscal 2015 and 2014 had net sales greater than 10 percent of net total sales.

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

Competitive Conditions

The Corporation’s competitors are numerous, ranging from multi-billion dollar corporations to relatively small and specialized manufacturers. The Corporation also competes with companies that provide other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses.

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2014			Units Shipped Calendar Year 2013
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	64,331	2,678	4.2%	60,210	2,205	3.7%
Modular housing	13,856	477	3.4%	14,020	350	2.5%
Park models	3,781	307	8.1%	3,598	171	4.8%

Modular housing industry shipments consist only of domestic shipments. Canadian unit shipments are not available. The Corporation’s modular housing shipments include both domestic and Canadian shipments.

	Units Shipped Fiscal Year 2015			Units Shipped Fiscal Year 2014
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	66,537	2,691	4.0%	61,450	2,434	4.0%
Park models	3,773	391	10.3%	3,713	231	6.2%

The competitive position for modular housing is not listed because industry data is only available on a calendar quarter basis.

The Corporation’s business is dependent upon the availability of wholesale and retail financing. Consequently, increases in interest rates and the availability of credit through governmental action or otherwise, have adversely affected the Corporation’s business in the past and may do so again in the future.

Item 1.	Business. — (Continued).

Environmental Quality

The Corporation believes that compliance with federal, state and local requirements with respect to environmental quality will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.

Government Regulations

The manufacture, distribution and sale of manufactured housing, modular housing and park models are subject to government regulations in the United States at federal, state and local levels. The U.S. Department of Housing and Urban Development (HUD) has set national manufactured home construction and safety standards and implemented recall and other regulations since 1976. The National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, under which such standards and regulations are promulgated, prohibits states from establishing or continuing in effect any manufactured home standard that is not identical to the federal standards as to any covered aspect of performance. Implementation of these standards and regulations involves inspection agency approval of manufactured home designs, plant and home inspection by states or other HUD-approved third parties, manufacturer certification that the standards are met, and possible recalls if they are not or if homes contain safety hazards.

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

Regarding park models, the Corporation has voluntarily subjected itself to third party inspection in order to further assure the Corporation, its dealers, and customers of compliance with established standards.

Manufactured housing, modular housing and park model sales may be subject to the Magnuson — Moss Warranty — Federal Trade Commission Improvement Act, which regulates warranties on consumer products.

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

Executive Officers of the Corporation

Information regarding the Corporation’s executive officers is located in this document under Item 4.5.

Available Information

The Corporation makes available, free of charge, through the Investors section of its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements

Item 1.	Business. — (Continued).

Available Information — (Continued)

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

Incurrence of Net Losses

Due to negative economic conditions that impacted the manufactured housing, modular housing and recreational vehicle industries, the Corporation incurred net losses from fiscal year 2008 to 2015. In addition, net losses were also incurred as a result of declining net sales and market share in its recreational vehicle segment. To continue as a going concern, the Corporation’s management is aggressively pursuing strategies as referenced in Item 7 to raise capital, increase sales and decrease cost. In addition, management is prepared to modify these strategies to meet prevailing business conditions. Continued losses could negatively affect the Corporation’s liquidity.

Changing Consumer Preferences

Changes in consumer preferences for manufactured housing, modular housing and park models occur over time, and consequently the Corporation responds to changing demand by evaluating the market acceptability of its products. Delays in responding to changing consumer preferences could have an adverse effect on net sales, operating results and cash flows.

Dependence on Independent Dealers

The Corporation sells its manufactured homes, modular homes and park models to independent dealers. These dealers are not obligated to exclusively sell the Corporation’s products, and may choose to sell competitor’s products. In addition, a dealer may become financially insolvent and be forced to close its business. Both scenarios could have an adverse effect on net sales, operating results and cash flows.

Cost and Availability of Raw Materials

Prices and availability of raw materials used to manufacture the Corporation’s products can change significantly due to fluctuations in supply and demand. In addition, the cost of raw materials is also influenced by transportation costs. The Corporation has historically been able to have an adequate supply of raw materials by maintaining good relations with its vendors. Increased prices have historically been passed on to dealers by raising the price of manufactured housing, modular housing and park models. There is no certainty that the Corporation will be able to pass on future price increases and maintain an adequate supply of raw materials. The inability to raise the price of its products and to maintain a proper supply of materials could have a negative impact on net sales, operating results and cash flows.

Item 1A.	Risk Factors. — (Continued).

Dealer Inventories

As wholesale shipments of manufactured homes, modular homes and park models exceed retail sales, dealer inventories reach a level where dealers decrease orders from manufacturers. As manufacturers respond to reduced demand, many either offer discounts to maintain production volumes or curtail production levels. Both outcomes could have a negative impact on net sales, operating results and cash flows.

Competition

As noted in Item 1, the manufactured housing, modular housing and park model industries are highly competitive with particular emphasis on price and features offered. Some of the Corporation’s competitors are vertically integrated by owning retail, consumer finance and insurance operations. This integration may provide competitors with an advantage. In addition, the Corporation’s housing products compete with other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses. The inability to effectively compete in this environment could result in lower net sales, operating results and cash flows.

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

Wholesale Financing Availability

Independent dealers of the Corporation’s products generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits. In recent years, the industries in which the Corporation operates experienced a reduction in both the number of lenders offering floor planning and the amount of money available for financing. These events could have a negative impact on a dealer’s ability to purchase manufactured housing, modular housing and park model products, resulting in lower net sales, operating results and cash flows.

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

Item 1A.	Risk Factors. — (Continued).

Cyclical and Seasonal Nature of Business

The industries in which the Corporation operates are highly cyclical, and are impacted by but not limited to the following conditions:

•	Availability of wholesale and retail financing;

•	Consumer confidence;

•	Interest rates;

•	Demographic and employment trends;

•	Availability of used or repossessed homes or park model; and

•	Impact of inflation.

Sales associated with the manufactured housing, modular housing and park model industries are also seasonal in nature with sales being lowest in the winter months. Seasonal changes, in addition to weakness in demand in one or both of the Corporation’s market segments, could materially impact the Corporation’s net sales, operating results and cash flows.

Dependence on Executive Officers and Other Key Personnel

The Corporation depends on the efforts of its executive officers and certain key employees. An unexpected loss of the service of one or more of these individuals could have an adverse effect on net sales, operating results and cash flows of the Corporation.

Covenant Compliance

The Corporation’s secured revolving credit facility necessitates compliance with various financial covenants. Subsequent to May 31, 2015, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third fiscal quarter of fiscal 2016; a period where net sales are at its lowest for the year. The inability to meet the aforementioned covenants represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. The Corporation has requested a waiver of the existing covenant defaults together with a modification of this covenant.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s nine operating manufacturing facilities and three corporate facilities, all of which are owned, are as follows:

Location	Products	Approximate Square Footage
California, San Jacinto	Housing and Park Models	84,000
California, Woodland	Housing and Park Models	81,000
Florida, Ocala	Housing and Park Models	139,000
Indiana, Elkhart	Corporate	37,000
Indiana, Elkhart	Corporate	18,000
Indiana, Elkhart	Corporate	4,000
Kansas, Arkansas City	Housing and Park Models	83,000
Ohio, Sugarcreek	Housing and Park Models	149,000
Oregon, McMinnville	Housing and Park Models	246,000
Pennsylvania, Leola	Housing and Park Models	210,000
Texas, Mansfield	Housing and Park Models	79,000
Wisconsin, Lancaster	Housing and Park Models	130,000

In addition, the Corporation owns undeveloped land in McMinnville, Oregon. As referenced in Note 2 of Notes to Consolidated Financial Statements, the Corporation, in the second fiscal quarter of 2015, sold an operating recreational vehicle facility located in Bristol, Indiana at approximately net book value. This facility was one of the assets sold to Evergreen Recreational Vehicles, LLC as part of the Corporation’s exit from the recreational vehicle industry. In addition, two idle recreational vehicle facilities located in Elkhart, Indiana were sold for a gain of approximately $670,000 to Forest River Manufacturing, LLC. During the fourth quarter of fiscal 2015, an idle housing facility located in Ocala, Florida was sold for a gain of $243,000. During the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 4.5	Executive Officers of the Registrant.

Pursuant to General Instruction G.(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Corporation’s Proxy Statement for the 2015 Annual Meeting of Shareholders:

The executive officers of the Corporation are as follows:

Name	Age	Position
Richard W. Florea	52	President and Chief Executive Officer
Terrence M. Decio	63	Vice President, Marketing and Sales
Martin R. Fransted	63	Corporate Controller and Secretary
Jon S. Pilarski	52	Vice President, Finance & Treasurer, Chief Financial Officer
Robert C. Davis	50	Vice President, Operations

Richard W. Florea, President and Chief Executive Officer, was appointed as President and Chief Executive Officer of Skyline effective July 27, 2015. Prior to joining Skyline Mr. Florea served as President and Chief Operating Officer for Truck Accessories Group, LLC, a producer of fiberglass caps and tonneaus for light and mid-sized trucks. From 1998 through 2009, he was President and Chief Operating Officer of Dutchmen Manufacturing, Inc., a maker of travel trailers. Mr. Florea was a division sales manager for Skyline from 1994 to 1998.

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

Robert C. Davis, Vice President, Operations, joined the Corporation in 1999. He worked in Corporate Operations from 2009 to 2010, served as Corporate Operations Manager and Senior Operations Manager from 2010 to 2012, and Director of Operations from 2012 to 2013. He was elected Vice President in 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the NYSE MKT LLC. At May 31, 2015, there were 662 shareholders of record of Skyline Corporation common stock. The following table sets forth the high and low sales prices for the Corporation’s common stock for each full quarterly period within the fiscal years ended May 31, 2015 and 2014.

	Common Stock Price Range
	2015		2014
	High	Low	High	Low
First quarter	$4.79	$3.20	$5.31	$3.76
Second quarter	$4.17	$2.50	$5.25	$4.26
Third quarter	$4.30	$3.30	$6.70	$4.56
Fourth quarter	$3.91	$3.14	$6.44	$4.50

Skyline has not paid any cash dividends on its common stock over the past two fiscal years. Skyline presently intends to retain future earnings, if any, for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

As of May 31, 2015, Skyline had no compensation plans under which equity securities of the Company were authorized for issuance.

The name, address and phone number of the Corporation’s stock transfer agent and registrar is:

Computershare Trust Company, N.A.

P. O. Box 30170

College Station, TX 77842

(312) 588-4237

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers and communities, the Corporation has nine manufacturing facilities in eight states. Manufactured housing, modular housing and park models are sold to dealers and communities either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

Manufactured Housing, Modular Housing and Park Model Industry Conditions

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

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2010	2011	2012	2013	2014
Industry	50,066	51,606	54,901	60,210	64,331
Percentage Increase (Decrease)		3%	6%	10%	7%

Skyline	1,894	1,880	1,848	2,205	2,678
Percentage Increase (Decrease)		(1%)	(2%)	19%	21%

Modular Housing
*Industry	12,928	12,202	13,290	14,020	13,856
Percentage Increase (Decrease)		(6%)	9%	5%	(1%)

**Skyline	250	347	382	350	477
Percentage Increase (Decrease)		39%	10%	(8%)	36%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Park Models	2010	2011	2012	2013	2014
Industry	3,486	2,761	2,780	3,598	3,781
Percentage Increase (Decrease)		(21%)	1%	29%	5%

Skyline	129	170	138	171	307
Percentage Increase (Decrease)		32%	(19%)	24%	80%

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

The assets of the recreational vehicle segment disposed of in the Transaction included, but were not are limited to:

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

Discontinued Operations — (Continued)

The amount and nature of the consideration received by the Corporation for the assets sold included:

•	A cash payment of $175,000;

•

A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•

Evergreen had the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000, which they have exercised as described below. Consequently, the Corporation incurred an approximate $910,000 charge in the second and fourth quarters reflecting the reduction in value of the inventory plus inventory that will not be used by Evergreen. Through May 31, 2015, the Corporation received approximately $681,000 for inventory used by Evergreen. Subsequent to May 31, the Corporation received final payment for the inventory.

In addition, under the Asset Purchase Agreement, Evergreen did not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which remained the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value.

The following table summarizes the results of discontinued operations:

	Year Ended
	May 31,
	2015	2014
	(Dollars in thousands)
Net Sales	$9,676	$38,651

Operating loss of discontinued operations	$(5,986)	$(4,557)
Loss on disposal of discontinued operations	(240)	—

Loss before income taxes	(6,226)	(4,557)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(6,226)	$(4,557)

Loss on disposal of discontinued operations consisted of a $910,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in the housing segment because net sales do not warrant separate segment reporting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The following is a summary of assets and liabilities of discontinued operations at:

	May 31, 2015	May 31, 2014
	(Dollars in thousands)
Current Assets:
Accounts receivable	$30	$4,770
Inventories	110	2,703

	$140	$7,473

Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

Current Liabilities:
Accounts payable, trade	$8	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	37	330
Other accrued liabilities	59	186

	$104	$3,024

In accordance with the Asset Purchase Agreement the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at May 31, 2015 and 2014.

Fiscal 2015 Results

The Corporation experienced the following results during fiscal 2015:

•	Net sales from continuing operations were $186,985,000, an approximate 22 percent increase from the $153,080,000 reported in the same period a year ago.

•	Loss from continuing operations for fiscal 2015 was $4,188,000 as compared to a net loss of $7,307,000 for the same period a year ago.

•	Loss from discontinued operations, net of incomes taxes, was $6,226,000 for fiscal 2015 as compared to $4,557,000 for the same period a year ago.

•	Net loss for fiscal 2015 was $10,414,000 as compared to $11,864,000 for fiscal 2014. On a per share basis, net loss was $1.24 as compared to $1.41 for the comparable period a year ago.

•	An idle housing facility located in Ocala, Florida was sold for a gain of $243,000.

•	Life insurance policy loans of approximately $2,022,000 were repaid.

The Corporation experienced increased net sales from continuing operations in fiscal 2015 as compared to fiscal 2014, and management cannot determine with certainty if this trend will continue. This uncertainty is based on potential adverse changes in economic growth, interest rate and employment levels, and consumer confidence.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Borrowers may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Secured Revolving Credit Facility — (Continued)

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

As part of the financing, the Corporation paid First Business Capital a facility fee of $150,000 at closing, and also agreed to pay the following fees to First Business Capital during the term of the facility: (i) annual facility fees of $50,000; (ii) an unused line fee payable in arrears at the rate of 0.25% per annum on the average daily unused amount of the facility during the prior calendar month; (iii) monthly bank assessment fees equal to 0.25% per annum of the maximum loan amount; (iv) certain overadvance fees (currently $1,000 per day) in the event outstanding obligations and letter of credit liabilities under the facility exceeds the amount permitted under the Loan Agreement; and (v) monthly letter of credit fees payable in arrears at the rate of 0.25% on the outstanding amount of letters of credit issued and outstanding during the prior month.

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

The foregoing description of the Loan Agreement is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Loan Agreement and various other loan documents, copies of which are attached as exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2015 and are incorporated by reference herein.

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

Management’s Plan — (Continued)

historical negative cash flows from operations raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, management determined that certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not limited to:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2 of Notes to Consolidated Financial Statements.

In addition to the sale of the RV business, the Corporation sold an idle housing facility in fiscal 2015 and two idle housing facilities and one undeveloped parcel of land in fiscal 2014. A buyer is also being sought for an undeveloped parcel of land the Corporation owns.

•	Increase Sales:

•	Working to increase sales to manufactured housing dealers by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•

Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

•	Establishing additional distribution channels and forging new strategic relationships.

Progress:

Manufactured housing net sales in fiscal 2015 increased 23 percent compared to fiscal 2014. One factor for the increase was due to increased sales to manufactured housing dealers. Another factor was the Mansfield facility having twelve months of sales in fiscal 2015 versus four months in fiscal 2014. Finally, in fiscal 2015 manufactured housing sales to the Corporation’s six largest communities increased approximately 24 percent compared to fiscal 2014.

Park model net sales increased approximately 103 percent compared with fiscal 2014. Included in this increase was a 119 percent increase in sales to the Corporation’s six largest communities.

Modular housing net sales for fiscal 2015 decreased approximately 5 percent as compared to fiscal 2014. As referenced in “Net Sales and Unit Shipments,” prior year net sales included $3,900,000 from a contract with National Community Renaissance of California that was outside the Corporation’s normal business model. The Corporation does not plan on performing this type of contract in the foreseeable future. When the effect of this contract is excluded from prior year net sales, fiscal 2015 net modular sales increased approximately 12 percent.

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This retailer operates retail sales centers located at four of the Corporation’s housing facilities. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. This initiative began generating sales to four locations in the third and fourth quarters.

•	Decrease Costs: Skyline continues to streamline costs with a focus on maximizing efficiencies and resources.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers. In addition, management has continued to analyze staffing needs and make reductions when considered appropriate. In connection with the sale of the RV business and in determining staffing needs for fiscal 2016, the Corporation identified and implemented reductions in corporate personnel who received compensation of approximately $630,000 in fiscal 2015.

•	Raise Additional Capital:

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Company may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios.

Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Company’s and its subsidiaries’ assets. Additional information regarding the revolving credit facility is described in “Secured Revolving Credit Facility” above. Subsequent to May 31, 2015, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third fiscal quarter of fiscal 2016; a period where net sales are at its lowest for the year. The inability to meet the aforementioned covenants represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. The Corporation has requested a waiver of the existing covenant defaults together with a modification of this covenant.

Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

Results of Operations — Fiscal 2015 Compared to Fiscal 2014

Net Sales and Unit Shipments

	2015	Percent	2014	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$148,674	79	$120,830	79	$27,844
Modular Housing	23,697	13	25,034	16	(1,337)
Park Models	14,614	8	7,216	5	7,398

Total Net Sales	$186,985	100	$153,080	100	$33,905

Unit Shipments
Manufactured Housing	2,691	79	2,434	78	257
Modular Housing	344	10	457	15	(113)
Park Models	391	11	231	7	160

Total Unit Shipments	3,426	100	3,122	100	304

Net sales increased approximately 22 percent. The increase was comprised of a 23 percent increase in manufactured housing net sales, a 5 percent decrease in modular housing net sales, and a 103 percent increase in

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Fiscal 2015 Compared to Fiscal 2014 — (Continued)

Net Sales and Unit Shipments — (Continued)

park model net sales. Current year manufactured housing net sales includes approximately $4,817,000 of first and second quarters’ net sales attributable to the facility located in Mansfield, Texas. This facility commenced housing operations in the third quarter of fiscal 2014. Prior year modular housing net sales includes $3,900,000 from a contract with National Community Renaissance of California to provide 127 modular housing units that were assembled into two multi-story apartment buildings. The contract was outside the Corporation’s normal business model of producing and selling single family manufactured and modular housing for dealers and communities. The Corporation does not plan on performing this type of contract in the foreseeable future.

For fiscal 2015, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	Skyline	Industry
Manufactured Housing	11%	8%
Modular Housing	(25%)	Not available
Park Models	69%	2%

Total	10%	Not applicable

Compared to prior year, the average net sales price for manufactured housing, modular housing and park models increased approximately 11 percent, 26 percent and 20 percent, respectively. The increase primarily results from the sale of homes and park models with larger square footage and greater amenities.

Cost of Sales

	2015	Percent of Net Sales	2014	Percent of Net Sales	Increase
	(Dollars in Thousands)
Cost of Sales	$169,891	91	$142,011	93	$27,880

Cost of sales, in dollars, increased as a result of increased net sales. Included in current year cost of sales is approximately $5,047,000 of first and second quarter costs attributable to the Mansfield, Texas facility, which was not fully operational as a housing facility a year ago. As previously referenced, housing operations commenced in the third quarter of fiscal 2014. As a percentage of net sales, cost of sales decreased due to improvements in both material cost and direct labor.

Selling and Administrative Expenses

	2015	Percent of Net Sales	2014	Percent of Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$21,194	11	$19,111	12	$2,083

Selling and administrative expenses, increased primarily as a result of the following:

•	The Mansfield, Texas facility incurred approximately $472,000 in expenses in the first six months of fiscal 2015 as compared to $143,000 for the same period a year ago.

•	Approximately $248,000 in costs were incurred associated with the Special Committee of the Board of Directors tasked to evaluate strategic initiatives.

•	Sales-based incentive compensation increased approximately $487,000.

•	Marketing programs increased approximately $184,000.

•	The establishment of a $536,000 allowance for doubtful accounts in fiscal 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Selling and Administrative Expenses — (Continued)

•

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

Gain on Sale of Idle Property, Plant and Equipment

In the fourth quarter of fiscal 2015, an idle housing facility located in Ocala, Florida was sold for a gain of $243,000. During the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

Interest Expense

Interest expense of $368,000 and $71,000 for fiscal 2015 and 2014, respectively, related to interest on life insurance policy loans. In fiscal 2015, the Corporation incurred $13,000 of amortization of debt financing costs associated with the secured revolving credit facility.

Interest Income

Interest income of $50,000 and $100,000 for fiscal 2015 and 2014, respectively, consisted of interest received from the Corporation’s Note receivable.

Liquidity and Capital Resources

	May 31,		Increase (Decrease)
	2015	2014
	(Dollars in thousands)
Cash	$4,995	$6,031	$(1,036)
Current assets, exclusive of cash	$26,586	$35,639	$(9,053)
Current liabilities	$15,117	$18,247	$(3,130)
Working capital	$16,464	$23,423	$(6,959)

As noted in the Consolidated Statements of Cash Flows, cash decreased primarily due to net cash usage of $6,591,000 for operating and financing activities offset by net cash provided by investing activities of $5,555,000. Current assets, exclusive of cash, decreased mainly due to a $7,333,000 decrease in assets of discontinued operations, a $956,000 decrease in workers’ compensation security deposit, and a $1,000,000 decrease in accounts receivable. Assets of discontinued operations declined as a result of the Corporation’s sale of its recreational vehicle segment. Workers’ compensation security deposit decreased due to the utilization of a portion of the deposit to pay fiscal 2015 workers’ compensation insurance policy. Accounts receivable declined as a result of the establishment of an allowance for doubtful accounts, and timing of payments from dealers and communities at May 31, 2015 as compared to May 31, 2014.

Current liabilities decreased due to the following factors:

•	Liabilities of discontinued operations decreased $2,920,000 resulting from the Corporation’s sale of its recreational vehicle segment.

•	Other accrued liabilities decreased primarily as a result of fulfilling $718,000 of certain obligations under the Corporation’s contract with National Community Renaissance of California.

•	Accrued warranty and related expenses increased $814,000 resulting in part from increased unit sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Capital expenditures totaled $473,000 for fiscal 2015 as compared to $753,000 for fiscal 2014. Approximately $568,000 of prior year expenditures was attributable to the renovation of the Mansfield, Texas facility to accommodate housing production.

Certain key cash flow metrics related to discontinued operations for fiscal 2015 are set forth below (in thousands):

Loss from discontinued operations, net of income taxes	$(6,226)
Depreciation	$67
Reduction in value of raw material inventory	$910
Gain on sale of property, plant and equipment	$(670)

With the sale of the recreational vehicle segment, the Corporation anticipates that cash needs associated with this discontinued operation will significantly decrease in future periods since it will not be funding significant operating losses. As previously referenced, the Corporation has current assets of discontinued operations of $140,000, current liabilities of discontinued operations of $104,000, and an estimated $642,000 of current warranty obligations associated with the recreational vehicle segment that is reported in continuing obligations.

As noted in the “Management’s Plan” section of Item 7, the Corporation is aggressively pursuing strategies in order to increase sales and decrease costs. Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions. The Management Plan also references a secured revolving credit facility that the Corporation entered during fiscal 2015. Subsequent to May 31, 2015, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third fiscal quarter of fiscal 2016; a period where net sales are at its lowest for the year. The inability to meet the aforementioned covenants represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. The Corporation has requested a waiver of the existing covenant defaults together with a modification of this covenant.

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

Product Warranties

As referenced in Note 1 of the Notes to Consolidated Financial Statements, homes, park models and recreational vehicles are sold with a fifteen-month warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.

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

Forward Looking Information

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. Skyline publishes other forward-looking statements from time to time. Statements that are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect Skyline’s good faith belief based on current expectations, estimates, and projections about (among other things) the industry and the markets in which Skyline operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the following:

•	Consumer confidence and economic uncertainty;

•	Availability of wholesale and retail financing;

•	The health of the U.S. housing market as a whole;

•	Federal, state and local regulations pertaining to the manufactured housing industry;

•	The cyclical nature of the manufactured housing and park model industries;

•	General or seasonal weather conditions affecting sales;

•	Potential impact of natural disasters on sales and raw material costs;

•	Potential periodic inventory adjustments by independent retailers;

•	Interest rate levels;

•	Impact of inflation;

•	Impact of fuel and labor costs;

•	Competitive pressures on pricing and promotional costs;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Forward Looking Information — (Continued).

•	Catastrophic events impacting insurance costs;

•	The availability of insurance coverage for various risks to the Corporation;

•	Market demographics; and

•	Management’s ability to attract and retain executive officers and key personnel.

Consequently, all of Skyline’s forward-looking statements are qualified by these cautionary statements. Skyline may not realize the results anticipated by management or, even if Skyline substantially realizes the results management anticipates, the results may not have the consequences to, or effects on, Skyline or its business or operations that management expects. Such differences may be material. Except as required by applicable laws, Skyline does not intend to publish updates or revisions of any forward-looking statements management makes to reflect new information, future events or otherwise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2015 and 2014, and the related consolidated statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities. The Company has a line of credit in place, however prospective debt covenant violations may limit the Company’s ability to access these funds which would impact its liquidity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath LLP

Fort Wayne, Indiana

August 26, 2015

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
ASSETS
Current Assets:
Cash	$4,995	$6,031
Accounts receivable, less allowance for doubtful accounts of $536 in 2015 and $0 in 2014	15,259	16,259
Note receivable, current	—	50
Inventories	9,008	8,627
Workers’ compensation security deposit	1,732	2,688
Other current assets	447	542
Assets of discontinued operations	140	7,473

Total Current Assets	31,581	41,670

Note Receivable, non-current	—	1,581
Property, Plant and Equipment, at Cost:
Land	2,996	3,586
Buildings and improvements	36,280	39,254
Machinery and equipment	16,332	17,238

	55,608	60,078
Less accumulated depreciation	44,039	46,036

	11,569	14,042
Assets of discontinued operations, net of accumulated depreciation	—	1,911

	11,569	15,953
Other Assets	7,289	6,550

Total Assets	$50,439	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

May 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	2015	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,025	$3,050
Accrued salaries and wages	2,565	2,255
Accrued marketing programs	2,319	2,526
Accrued warranty and related expenses	4,511	3,697
Other accrued liabilities	2,593	3,695
Liabilities of discontinued operations	104	3,024

Total Current Liabilities	15,117	18,247

Long-Term Liabilities:
Other deferred liabilities	7,637	7,386
Life insurance loans	4,312	6,334

Total Long-Term Liabilities	11,949	13,720

Commitments and Contingencies — See Note 12
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	83,877	94,291
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	23,373	33,787

Total Liabilities and Shareholders’ Equity	$50,439	$65,754

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Years Ended May 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	2015	2014
OPERATIONS
Net sales	$186,985	$153,080
Cost of sales	169,891	142,011

Gross profit	17,094	11,069
Selling and administrative expenses	21,194	19,111
Gain on sale of idle property, plant and equipment	243	706

Operating loss	(3,857)	(7,336)
Interest expense	(381)	(71)
Interest income	50	100

Loss from continuing operations before income taxes	(4,188)	(7,307)
Benefit from income taxes	—	—

Loss from continuing operations	(4,188)	(7,307)
Loss from discontinued operations, net of income taxes	(6,226)	(4,557)

Net loss	$(10,414)	$(11,864)

Basic loss per share	$(1.24)	$(1.41)

Loss per share from continuing operations	$(.50)	$(.87)

Loss per share from discontinued operations	$(.74)	$(.54)

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of year	$94,291	$106,155
Net loss	(10,414)	(11,864)

Balance at end of year	$83,877	$94,291

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,414)	$(11,864)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,320	1,716
Amortization of debt financing costs	13	—
Reduction in inventory value of discontinued operations	910	—
Increase in allowance for doubtful accounts	536	—
Gain on sale of assets associated with discontinued operations	(670)	—
Gain on sale of idle property, plant and equipment	(243)	(706)
Change in assets and liabilities:
Restricted cash	—	600
Accrued interest receivable	—	1
Accounts receivable	5,205	(7,557)
Inventories	1,301	(2,598)
Workers’ compensation security deposit	956	(91)
Other current assets	178	(191)
Accounts payable, trade	(2,106)	1,464
Accrued liabilities	(1,024)	2,576
Other, net	(297)	(946)

Net cash from operating activities	(4,335)	(17,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments of U.S. Treasury Bills	—	32,998
Purchase of U.S. Treasury Bills	—	(28,999)
Proceeds from note receivable	1,631	47
Proceeds from sale of assets associated with discontinued operations	2,331	—
Proceeds from sale of idle property, plant and equipment	1,941	1,941
Purchase of property, plant and equipment	(473)	(753)
Other, net	125	221

Net cash from investing activities	5,555	5,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Life insurance loans	—	6,334
Payments related to debt financing costs	(234)	—
Repayment of life insurance loans	(2,022)	—

Net cash from financing activities	(2,256)	6,334

Net decrease in cash	(1,036)	(5,807)
Cash at beginning of year	6,031	11,838

Cash at end of year	$4,995	$6,031

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

Nature of operations — Skyline Corporation’s core ongoing business activities consists of designing, producing and marketing manufactured housing, modular housing and park models to independent dealers and manufactured housing communities throughout the United States and Canada. Manufactured housing represents homes built according to a national code, modular housing represents homes built to a local code, and park models are built to specifications established by the American National Standards Institute. These dealers and communities often utilize floor plan financing arrangements with lending institutions. The Corporation’s net sales are predominately from its housing products. Note 2 of Notes to Consolidated Financial Statement describes the recreational vehicle segment that was sold on October 7, 2014. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Corporation’s continuing housing operations.

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

Accounts Receivable — Trade receivables are based on the amounts billed to dealers and communities. The Corporation does not accrue interest on any of its trade receivables. In fiscal 2015, a $536,000 allowance for doubtful accounts was established for an approximately $536,000 accounts receivable the Corporation has with one customer. The allowance for doubtful accounts was established due to uncertainty in the amount of money that will ultimately be collected.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial statement reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment, including idle property, are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At May 31, 2015, undeveloped land in McMinnville, Oregon is presently for sale. At May 31, 2014, the Corporation’s idle properties consisted of manufacturing facilities in Ocala, Florida and Elkhart, Indiana; which sold during fiscal 2015.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2015.

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

Consolidated statements of cash flows — The Corporation’s cash flows from operating activities were not affected by income taxes in fiscal 2015 and 2014. Cash flows from financing activities were affected by interest paid of approximately $339,000 in fiscal 2015. Cash flows from financing activities were not affected by interest paid in fiscal 2014.

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

Recently issued accounting pronouncements — (Continued)

The Corporation did not utilize early adoption of ASU No. 2014-08 regarding the sale of its recreational vehicle segment as referenced in Note 2. It will, however, adopt this pronouncement for any disposals (or classifications as held for sale) that may occur after May 31, 2015.

Management’s Plan — The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses, the Corporation experienced negative cash flows from operating activities. The level of historical negative cash flows from operations raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, management determined that certain strategies need to be pursued to raise capital, increase sales and decrease costs. These strategies include but are not limited to:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 2 of Notes to Consolidated Financial Statements.

In addition to the sale of the RV business, the Corporation sold an idle housing facility in fiscal 2015 and two idle housing facilities and one undeveloped parcel of land in fiscal 2014. A buyer is also being sought for an undeveloped parcel of land the Corporation owns.

•	Increase Sales:

•	Working to increase sales to manufactured housing dealers by gaining a greater presence on the properties of manufactured housing dealers and manufactured housing communities.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•

Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

•	Establishing additional distribution channels and forging new strategic relationships.

Progress:

Manufactured housing net sales in fiscal 2015 increased 23 percent compared to fiscal 2014. One factor for the increase was due to increased sales to manufactured housing dealers. Another factor was the Mansfield facility having twelve months of sales in fiscal 2015 versus four months in fiscal 2014. Finally, in fiscal 2015 manufactured housing sales to the Corporation’s six largest communities increased approximately 24 percent compared to fiscal 2014.

Park model net sales increased approximately 103 percent compared with fiscal 2014. Included in this increase was a 119 percent increase in sales to the Corporation’s six largest communities.

Modular housing net sales for fiscal 2015 decreased approximately 5 percent as compared to fiscal 2014. As referenced in “Net Sales and Unit Shipments,” prior year net sales included $3,900,000 from a contract with National Community Renaissance of California that was outside the Corporation’s normal business model. The Corporation does not plan on performing this type of contract in the foreseeable future. When the effect of this contract is excluded from prior year net sales, fiscal 2015 net modular sales increased approximately 12 percent.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Management’s Plan — (Continued)

During the second quarter, the Corporation established a relationship with a manufactured housing retailer that specializes in internet-based marketing and provides factory tours to potential customers. This retailer operates retail sales centers located at four of the Corporation’s housing facilities. This relationship is expected to help drive additional sales by more fully exploiting this increasingly important distribution channel for the Corporation’s products. This initiative began generating sales to four locations in the third and fourth quarters.

•	Decrease Costs: Skyline continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers. In addition, Management has continued to analyze staffing needs and make reductions when considered appropriate. In connection with the sale of the RV business and in determining staffing needs for fiscal 2016, the Corporation identified and implemented reductions in corporate personnel who received compensation of approximately $630,000 is fiscal 2015.

•	Raise Additional Capital:

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Company may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios. Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Company’s and its subsidiaries’ assets. Additional information regarding the revolving credit facility is in Note 12 of Notes to Consolidated Financial Statements. Subsequent to May 31, 2015, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third fiscal quarter of fiscal 2016; a period where net sales are at its lowest for the year. The inability to meet the aforementioned covenants represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. The Corporation has requested a waiver of the existing covenant defaults together with a modification of this covenant.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 2	Discontinued Operations — (Continued)

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

The amount and nature of the consideration received by the Corporation for the assets sold included:

•	A cash payment of $175,000;

•

A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•

Evergreen had the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000, which it exercised as described below. Consequently, the Corporation incurred an approximate $910,000 charge in the second and fourth quarters reflecting the reduction in value of the inventory plus inventory that will not be used by Evergreen. Through May 31, 2015, the Corporation received approximately $681,000 for inventory used by Evergreen. Subsequent to May 31, 2015, the Corporation received final payment for the inventory.

In addition, under the Asset Purchase Agreement Evergreen did not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which remained the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value.

The following table summarizes the results of discontinued operations:

	Year Ended
	2015	2014
	(Dollars in thousands)
Net Sales	$9,676	$38,651

Operating loss of discontinued operations	$(5,986)	$(4,557)
Loss on disposal of discontinued operations	(240)	—

Loss before income taxes	(6,226)	(4,557)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(6,226)	$(4,557)

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 2	Discontinued Operations — (Continued)

Loss on disposal of discontinued operations consisted of a $910,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in continuing operations because net sales do not warrant separate segment reporting.

The following is a summary of assets and liabilities of discontinued operations:

	May 31,
	2015	2014
	(Dollars in thousands)
Current Assets:
Accounts receivable	$30	$4,770
Inventories	110	2,703

	$140	$7,473

Property, Plant and Equipment:
Property, plant and equipment, at cost	$—	$9,812
Less accumulated depreciation	—	7,901

	$—	$1,911

	May 31,
	2015	2014
	(Dollars in thousands)
Current Liabilities:
Accounts payable, trade	$8	$2,089
Accrued salaries and wages	—	419
Accrued marketing programs	37	330
Other accrued liabilities	59	186

	$104	$3,024

In accordance with the Asset Purchase Agreement, the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at May 31, 2015 and May 31, 2014.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 3	Inventories

Total inventories from continuing operations consist of the following:

	May 31,
	2015	2014
	(Dollars in thousands)
Raw materials	$5,788	$5,135
Work in process	3,137	3,174
Finished goods	83	318

	$9,008	$8,627

NOTE 4	Note Receivable

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

NOTE 5	Property, Plant and Equipment

During the fourth quarter of fiscal 2015, an idle housing facility located in Ocala, Florida was sold for a gain of $243,000.

During the second quarter of fiscal 2014, the Corporation sold an idle housing facility located in Fair Haven, Vermont for a gain of $162,000. In the third quarter of fiscal 2014, an idle housing facility located in Halstead, Kansas was sold for a gain of $300,000. In the fourth quarter of fiscal 2014, undeveloped land located in Elkhart, Indiana was sold for a gain of $244,000.

NOTE 6	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,677,000 and $6,452,000 at May 31, 2015 and 2014, respectively.

NOTE 7	Warranty

A reconciliation of accrued warranty and related expenses is as follows:

	Year ended May 31,
	2015	2014
	(Dollars in thousands)
Balance at the beginning of the period	$5,697	$5,882
Accruals for warranties	8,395	5,224
Settlements made during the period	(7,181)	(5,409)

Balance at the end of the period	6,911	5,697
Non-current balance included in other deferred liabilities	2,400	2,000

Accrued warranty and related expenses	$4,511	$3,697

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 7	Warranty — (Continued)

At May 31, 2015, the total current obligation for warranty and related expenses associated with discontinued operations is estimated to be $642,000. At May 31, 2014, the total obligation for warranty and related expenses associated with the recreational vehicle segment was estimated to be $1,900,000; consisting of an estimated current obligation of $1,200,000 and non-current obligation of $700,000.

NOTE 8	Long-Term Liabilities

Long-term liabilities, consisting of other deferred liabilities and life insurance loans, include the following:

	May 31,
	2015	2014
	(Dollars in thousands)
Other deferred liabilities:
Deferred compensation expense	$5,237	$5,386
Accrued warranty and related expenses	2,400	2,000

Total other deferred liabilities	7,637	7,386
Life insurance loans	4,312	6,334

	$11,949	$13,720

Additional information regarding deferred compensation expense is in Note 15. Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent. At May 31, 2015 and May 31, 2014, prepaid interest associated with the life insurance loans totaled approximately $88,000 and $165,000, respectively; which is recognized in Other current assets.

NOTE 9	Customer Concentration

During fiscal 2015, net sales of homes and park models to Sun Home Services, Inc. totaled approximately $20,187,000 or 11 percent of total net sales. During fiscal 2014, net sales to this customer totaled $19,657,000 or 13 percent of total net sales. No other individual customer in fiscal 2015 and 2014 had net sales greater than 10 percent of net total sales.

NOTE 10	Income Taxes

The Corporation had no federal and state income tax benefit for the years ended May 31, 2015 and 2014.

The difference between the Corporation’s statutory federal income tax rate of 34 percent in fiscal 2015 and 2014, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year ended May 31,
	2015	2014
	(Dollars in thousands)
Income taxes at statutory federal rate	$(1,424)	$(2,484)
State income taxes	(45)	14
State net operating loss	(110)	(296)
New Energy Efficient Home Credit	(134)	(137)
Increase in deferred tax assets valuation allowance	1,570	2,862
Other, net	143	41

Income tax benefit	$—	$—

Effective tax rate	0%	0%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10	Income Taxes — (Continued)

Components of the net deferred tax assets include:

	May 31,
	2015	2014
	(Dollars in thousands)
Current deferred tax assets
Accrued marketing programs	$144	$169
Accrued warranty expense	1,800	1,464
Accrued workers’ compensation	886	650
Accrued vacation	325	329
Other	522	223

Gross current deferred tax assets	3,677	2,835

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	2,017	2,061
Accrued warranty expense	958	792
Federal net operating loss carryforward	33,120	30,488
Federal tax credit carryforward	1,501	1,345
State net operating loss carryforward	8,133	7,860
Depreciation	668	854
Other	(167)	(32)

Gross noncurrent deferred tax assets	46,230	43,368

Total gross deferred tax assets	49,907	46,203
Valuation allowance	(49,907)	(46,203)

Net deferred tax assets	$—	$—

At May 31, 2015, the Corporation had gross federal net operating loss carryforwards of approximately $97 million and gross state net operating loss carryforwards of approximately $106 million. The federal net operating loss and tax credit carryforwards have a life expectancy between sixteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between five and twenty years. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2011. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2015 and 2014.

The Corporation has no unrecognized tax benefits in its financial statements during fiscal years 2015 and 2014, and does not expect any significant changes related to unrecognized tax benefits in the twelve months following May 31, 2015.

NOTE 11	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2015, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which

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

The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $60 million at May 31, 2015 and approximately $63 million at May 31, 2014. At May 31, 2015 and May 31, 2014, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $19 million and $33 million, respectively.

As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at May 31, 2015 and May 31, 2014, a $100,000 loss reserve that is a component of other accrued liabilities. $9,000 of the $100,000 loss reserve pertains to discontinued operations, and Management believes that the Corporation’s exit from the recreational vehicle business will not further impact the loss reserve.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2015 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods presented are as follows:

	Year ended May 31,
	2015	2014
	(Dollars in thousands)
Number of units repurchased	42	—
Obligations from units repurchased	$689	$—
Net losses on repurchased units	$177	$—

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

NOTE 12	Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Secured Revolving Credit Facility — (Continued)

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

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2015 and 2014, the Corporation did not acquire any shares of its common stock.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 14	401(K) Plan

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not provide a matching contribution to the 401(k) Plan, but can make discretionary profit sharing contributions. No profit sharing contributions were made in fiscal 2015 and 2014.

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

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 4.0 percent in fiscal 2015 and 4.5 percent in fiscal 2014. The current and non-current amounts accrued for such arrangements totaled $5,707,000 and $5,856,000 at May 31, 2015 and 2014, respectively. The amount charged to operations under these arrangements was approximately $161,000 in fiscal year 2015. The amount credited to operations under these arrangements was approximately $152,000 in fiscal 2014.

NOTE 16	Financial Summary by Quarter — Unaudited

Financial Summary by Quarter

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$49,604	$49,667	$38,109	$49,605	$186,985
Gross profit (loss)	4,041	5,158	2,338	5,557	17,094
(Loss) income from continuing operations	(1,209)	81	(2,911)	(149)	(4,188)
Loss from discontinued operations, net of taxes	(2,564)	(3,525)	(86)	(51)	(6,226)
Net loss income	(3,773)	(3,444)	(2,997)	(200)	(10,414)
Basic loss per share	(.45)	(.41)	(.36)	(.02)	(1.24)

2014	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$37,663	$39,208	$30,169	$46,040	$153,080
Gross profit	3,603	3,807	779	2,880	11,069
Loss from continuing operations	(990)	(739)	(3,906)	(1,672)	(7,307)
Loss from discontinued Operations, net of taxes	(389)	(1,474)	(1,806)	(888)	(4,557)
Net (loss) income	(1,379)	(2,213)	(5,712)	(2,560)	(11,864)
Basic (loss) income per share	(.16)	(.27)	(.68)	(.30)	(1.41)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2015, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2015 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Management’s Assessment of Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

The Corporation’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Corporation’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Management of the Corporation has assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (Original Framework).

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2015. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. In addition, on October 15, 2014 the Corporation’s Chief Financial Officer certified to NYSE MKT LLC that he was not aware of any violation by the Corporation of the NYSE MKT corporate governance listing standards as in effect on September 22, 2014. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Corporate Governance

The information required by Item 401 of Regulation S-K regarding the Corporation’s directors and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on September 21, 2015 (the “2015 Annual Meeting”) is incorporated by reference herein from the disclosures included under the captions “Proposal 1 — Election of Directors” and “Director Qualifications and Biographical Information” in the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting (the “2015 Proxy Statement”), which will be filed not later than 120 days after the end of the Corporation’s fiscal year ended May 31, 2015.

The information required by Item 407(c)(3) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance — Committees” in the 2015 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Code of Ethics

The Corporation has Codes of Business Conduct and Ethics which apply to all employees, officers and directors. These Codes of Ethics are posted to Skyline’s website at www.skylinecorp.com and are available in paper form upon request to the Skyline Secretary.

Audit Committee and Audit Committee Financial Expert

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance — Committees” in the 2015 Proxy Statement.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation” in the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Proposal No. 2 — Approval and Adoption of the Company’s 2015 Stock Incentive Plan — Securities Authorized for Issuance Under Equity Compensation Plans” in the 2015 Proxy Statement.

Security Ownership

The information required by Item 403 of Regulation S-K is incorporated by reference herein from the disclosures included under the captions “Security Ownership of Management” and “Security Ownership of Certain Other Beneficial Owners” in the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation — Transactions With Related Persons” in the 2015 Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Director Independence and Executive Sessions” in the 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from the disclosures included under the captions “Corporate Governance — Audit Fees,” “— Audit-Related Fees,” “— Tax Fees,” and “— All Other Fees” in the 2015 Proxy Statement.

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

(a) (3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

2.1	Asset Purchase Agreement dated October 7, 2014 between Evergreen Recreational Vehicles, LLC and Skyline Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2014).
2.2	Real Property Purchase Agreement dated October 7, 2014 between Sky RE Holding LLC and Skyline Corporation (incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K filed on October 10, 2014).
3.1	Articles of Incorporation of Skyline Corporation.
3.2	Amended and Restated By-Laws of Skyline Corporation (Amended and Restated as of June 25, 2015) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on November 26, 2014).
10.2	Loan and Security Agreement dated March 20, 2015 between First Business Capital Corp., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.3	Note A dated March 20, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.4	Deed of Trust dated March 20, 2015 between Skyline Homes, Inc. and First American Title Insurance Company, as Trustee for the benefit of First Business Capital Corp. (relating to San Diego County, California property) (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.5	Deed of Trust dated March 20, 2015 between Skyline Homes, Inc. and First American Title Insurance Company, as Trustee for the benefit of First Business Capital Corp. (relating to Yolo County, California property) (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.6	Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Marion County, Florida property) (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.7	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Elkhart County, Indiana property) (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.8	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Cowley County, Kansas property) (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).

Item 15.	Exhibits, Financial Statement Schedules — (Continued)

10.9	Open-End Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Tuscarawas County, Ohio property) (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.10	Deed of Trust dated March 20, 2015 between Homette Corporation and First Business Capital Corp. (relating to Yamhill County, Oregon property) (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.11	Open-End Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Lancaster County, Pennsylvania property) (incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.12	Deed of Trust dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Tarrant County, Texas property) (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.13	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Grant County, Wisconsin property) (incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.14	Patent and Trademark Security Agreement dated March 20, 2015 between Skyline Corporation and First Business Capital Corp (incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.15	Executive Employment Agreement dated June 25, 2015 between Richard Florea and Skyline Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).*
10.16	1989 Deferred Compensation Plan as Amended and Restated (incorporated by reference to Exhibit 10 of the registrant’s Quarterly Report on Form 10-Q for the period ending February 28, 2015, filed on April 3, 2015).*
21	Subsidiaries of Skyline Corporation.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Corporation’s Form 10-K for the fiscal year ended May 31, 2015 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

BY:	/s/ Richard W. Florea
Richard W. Florea
Chief Executive Officer

DATE: July 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President, Finance & Treasurer, Chief Financial Officer	July 16, 2015

BY	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 16, 2015

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	July 16, 2015

BY:	/s/ John C. Firth John C. Firth	Non-Executive Chairman of the Board	July 16, 2015

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 16, 2015

BY:	/s/ William H. Lawson William H. Lawson	Director	July 16, 2015

BY:	/s/ David T. Link David T. Link	Director	July 16, 2015

BY:	/s/ Samuel S. Thompson Samuel S. Thompson	Director	July 16, 2015