Form 10-Q
period 2015-08-31
SKYLINE CORP
filed 2015-10-15
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 15, 2015
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,672	$4,995
Accounts receivable, less allowance for doubtful accounts of $536	12,064	15,259
Inventories	10,498	9,008
Workers’ compensation security deposit	1,015	1,732
Other current assets	1,540	447
Assets of discontinued operations	137	140

Total Current Assets	31,926	31,581

Property, Plant and Equipment:
Land	2,996	2,996
Buildings and improvements	36,287	36,280
Machinery and equipment	16,340	16,332

	55,623	55,608
Less accumulated depreciation	44,232	44,039

	11,391	11,569
Other Assets	7,299	7,289

Total Assets	$50,616	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	August 31, 2015	May 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,617	$3,025
Accrued salaries and wages	2,486	2,565
Accrued marketing programs	3,172	2,319
Accrued warranty	4,482	4,511
Other accrued liabilities	2,340	2,593
Liabilities of discontinued operations	108	104

Total Current Liabilities	16,205	15,117

Long-Term Liabilities:
Deferred compensation expense	5,160	5,237
Accrued warranty	2,400	2,400
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,872	11,949

Commitments and Contingencies – See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,928	4,928
Retained earnings	83,043	83,877
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	22,539	23,373

Total Liabilities and Shareholders’ Equity	$50,616	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations and Retained Earnings

For the Three-Month Periods Ended August 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	2015	2014
	(Unaudited)
OPERATIONS
Net sales	$48,742	$49,604
Cost of sales	44,099	45,563

Gross profit	4,643	4,041
Selling and administrative expenses	5,459	5,180

Operating loss	(816)	(1,139)
Interest expense	(79)	(94)
Interest income	—	24

Loss from continuing operations before income taxes	(895)	(1,209)
Benefit from income taxes	—	—

Loss from continuing operations	(895)	(1,209)
Income (loss) from discontinued operations, net of income taxes	61	(2,564)

Net loss	$(834)	$(3,773)

Basic loss per share	$(.10)	$(.45)

Loss per share from continuing operations	$(.11)	$(.14)

Income (loss) per share from discontinued operations	$.01	$(.31)

Weighted average number of common shares outstanding	8,391,244	8,391,244

RETAINED EARNINGS
Balance at beginning of period	$83,877	$94,291
Net loss	(834)	(3,773)

Balance at end of period	$83,043	$90,518

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Three-Month Periods Ended August 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834)	$(3,773)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	257	394
Amortization of debt financing costs	19	—
Change in assets and liabilities:
Accounts receivable	3,137	3,857
Inventories	(1,429)	(1,622)
Workers’ compensation security deposit	717	—
Other current assets	(1,093)	(355)
Accounts payable, trade	624	(1,283)
Accrued liabilities	464	(171)
Other, net	(107)	(66)

Net cash from operating activities	1,755	(3,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	—	13
Purchase of property, plant and equipment	(70)	(26)
Other, net	(8)	(4)

Net cash from investing activities	(78)	(17)

Net increase (decrease) in cash	1,677	(3,036)
Cash at beginning of period	4,995	6,031

Cash at end of period	$6,672	$2,995

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2015, in addition to the consolidated results of operations and the consolidated cash flows for the three-month periods ended August 31, 2015 and 2014. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2015 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

NOTE 2	Management’s Plan

The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses during certain periods, the Corporation has historically experienced negative cash flows from operating activities. The level of historical negative cash flows from operations raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, management determined that certain strategies need to be pursued.

These strategies include but are not limited to:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in Note 3 of Notes to Consolidated Financial Statements.

In addition to the sale of the RV business, the Corporation sold an idle housing facility in fiscal 2015. A buyer is also being sought for an undeveloped parcel of land the Corporation owns.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2	Management’s Plan — (Continued)

•	Increase Sales:

•	Working to increase sales to manufactured housing dealers by gaining a greater presence on their properties.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•	Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

Progress:

Manufactured housing net sales in the first quarter of fiscal 2016 decreased 0.9 percent compared to the first quarter of fiscal 2015. Management believes the decrease is attributable to a temporary softness in demand among the Corporation’s manufactured housing dealers and communities.

Park model net sales in the first quarter of fiscal 2016 decreased 21.8 percent compared with the first quarter of fiscal 2015. Management also believes the decrease is due to a temporary softness in demand among dealers, communities and campgrounds.

Modular housing net sales for the first quarter of fiscal 2016 increased 1.6 percent as compared to the fiscal quarter of 2015.

•	Decrease Production Costs: The Corporation continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers.

•	Raise Additional Capital:

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Corporation may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2	Management’s Plan — (Continued)

•	Raise Additional Capital — (Continued):

Progress – (Continued):

Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Corporation’s assets. Additional information regarding the revolving credit facility is in Note 9 of Notes to Consolidated Financial Statements.

NOTE 3	Discontinued Operations

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

The Transaction was completed pursuant to the terms of an Asset Purchase Agreement entered into between the Corporation and ERV on the Closing Date, as well as the terms of a Real Property Purchase Agreement entered into on that same date between the Corporation and an affiliate of ERV, Skyline RE Holding LLC (which, collectively with ERV, is referred to herein as “Evergreen”). The assets of the recreational vehicle segment disposed of in the Transaction include:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications; and

•	Customer purchase orders and contracts, customer lists, and supplier lists.

The amount and nature of the consideration received by the Corporation for the assets sold included:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3	Discontinued Operations — (Continued)

•	Evergreen had the right, but not the obligation, to purchase raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000, which was exercised. Consequently, the Corporation incurred an approximate $910,000 charge in fiscal 2015 reflecting the reduction in realizable value of the inventory. The Corporation received final payment for the inventory in the first quarter of fiscal 2016.

In addition, under the Asset Purchase Agreement, Evergreen did not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which remained the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, were sold at approximately net book value.

The following table summarizes the results of discontinued operations:

	Three-Months Ended August 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Net Sales	$21	$7,825

Operating income (loss) of discontinued operations	$61	$(2,564)

Income (loss) before income taxes	61	(2,564)
Income tax benefit	—	—

Income (loss) from discontinued operations, net of taxes	$61	$(2,564)

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in continuing operations because the level of net sales do not warrant separate segment reporting.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3	Discontinued Operations — (Continued)

The following is a summary of assets and liabilities of discontinued operations at the dates indicated:

	August 31, 2015	May 31, 2015
	(Unaudited)
	(Dollars in thousands)
Current Assets:
Accounts receivable	$87	$30
Inventories	50	110

	$137	$140

Current Liabilities:
Accounts payable, trade	$40	$8
Accrued marketing programs	—	37
Other accrued liabilities	68	59

	$108	$104

In accordance with the Asset Purchase Agreement, the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at August 31, 2015 and May 31, 2015.

NOTE 4	Inventories

Total inventories from continuing operations consist of the following:

	August 31, 2015	May 31, 2015
	(Unaudited)
	(Dollars in thousands)

Raw materials	$6,010	$5,788

Work in process	3,041	3,137

Finished goods	1,447	83

	$10,498	$9,008

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,687,000 and $6,677,000 at August 31, 2015 and May 31, 2015, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty is as follows:

	Three-Months Ended August 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$6,911	$5,697
Accruals for warranties	1,545	1,695
Settlements made during the period	(1,574)	(1,731)

Balance at the end of the period	6,882	5,661

Non-current balance included in other deferred liabilities	2,400	2,000

Accrued warranty	$4,482	$3,661

At August 31, 2015, the total current obligation for warranty associated with the recreational vehicle segment that was discontinued is estimated to be approximately $409,000.

NOTE 7	Income Taxes

At August 31, 2015, the Corporation’s gross deferred tax assets of approximately $50 million consist of approximately $35 million in federal net operating loss and tax credit carryforwards, $8 million in state net operating loss carryforwards and $7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between thirteen and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 8	Commitments and Contingencies

The Corporation was contingently liable at August 31, 2015 and May 31, 2015, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8	Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $55 million at August 31, 2015 and approximately $60 million at May 31, 2015. At August 31, 2015 and May 31, 2015, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $14 million and $19 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at August 31, 2015 and May 31, 2015, a $100,000 loss reserve that is a component of other accrued liabilities. The amount of this loss reserve that pertains to discontinued operations is $9,000, and Management believes that the Corporation’s exit from the recreational vehicle business will not further impact the loss reserve.

The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2015 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods presented are as follows:

	Three-Months Ended August 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)

Number of units repurchased	—	11

Obligations from units repurchased	$—	$203

Net losses on repurchased units	$—	$43

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

NOTE 9	Secured Revolving Credit Facility

On March 20, 2015, the Corporation entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Corporation for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Corporation’s assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement.

Also under the Loan Agreement, First Business Capital agreed to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit.

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

The Loan Agreement contains covenants that limit the ability of the Corporation to, among other things: (i) incur or guarantee other indebtedness; (ii) create or incur liens, mortgages, or security interests on their assets; (iii) expend more than $600,000 per year for the lease, purchase, or acquisition of any asset; (iv) consummate asset sales, acquisitions, or mergers; (v) pay dividends or repurchase stock; (vi) make certain investments; (vii) enter into certain transactions with affiliates; and (viii) amend a Corporation’s articles of incorporation or bylaws.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Secured Revolving Credit Facility — (Continued)

The Loan Agreement also requires compliance with certain financial covenants (in each case calculated as set forth in the Loan Agreement), including: (i) minimum net worth; (ii) minimum net earnings; and (iii) maximum net loss.

If the Corporation defaults in its obligations under the Loan Agreement, then the unpaid balances under the facility will bear interest at 3.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to First Business Capital upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, all rights of a secured creditor under applicable law, and all other rights set forth in the Loan Agreement.

The events of default under the Loan Agreement include the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to First Business Capital; (iv) failure to comply with certain covenants and agreements; (v) termination or default under guarantees or subordination agreements; (vi) certain cross-default events; (vii) changes in control of the Corporation; (viii) certain injunctions or attachments are issued against a Corporation’s assets or restricting its business; and (ix) a material adverse change occurs with respect to the Corporation.

During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third quarter of fiscal 2016; a period where net sales are traditionally at its lowest for the year. The Corporation, however, complied with a covenant specifying that the loss for the first quarter of fiscal 2016 not exceed $1,000,000, as a result of the net income the Corporation earned in the month of August. Subsequent to August 31, 2015, the Corporation received a waiver for the defaults that occurred in the first quarter. In addition, the following modifications were made to the Loan Agreement:

•	A covenant specifying that a monthly loss not exceed $500,000 was modified to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February, 2016, respectively. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter;

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

NOTE 10	Stock-Based Compensation

On June 25, 2015, the Corporation’s Board of Directors approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. The Plan was subsequently approved by shareholders at the Corporation’s annual shareholder meeting on September 21, 2015. A total of 700,000 shares of Common Stock has been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten year life of the options, at which time the options expire.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10	Stock-Based Compensation — (Continued)

On June 25, 2015, the Corporation granted 200,000 stock options at an exercise price per share of $3.12 with a five year vesting period. Stock-based compensation expense for the fair value of the stock options vested during the three months ended August 31, 2015 was not significant.

At August 31, 2015, the intrinsic value of all options outstanding approximated $38,000 and had a weighted-average remaining contractual life of ten years. Total unrecognized compensation expense related to stock-based awards outstanding at August 31, 2015, was $421,000 and is to be recorded over a weighted-average life of five years.

The Corporation records all stock-based payments, including grants of stock options, in the consolidated statements of operations and retained earnings based on their fair values at the date of grant.

The Corporation currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by stock price as well as assumptions that include expected stock price volatility over the term of the awards, expected life of the awards, risk-free interest rate, and expected dividends.

Stock price volatility is estimated based on historical volatility measured monthly for a time period equal to the expected life of the option ending on the date of grant. The expected life of stock options (estimated average period of time the options will be outstanding) is estimated based on the contractual life or the vesting period of the options. The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the options. The expected dividend yield is estimated based on the dividend yield at the time of grant as adjusted for any expected changes during the life of the options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has nine manufacturing facilities in eight states. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

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

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2010	2011	2012	2013	2014

Industry	50,066	51,606	54,901	60,210	64,331
Percentage Increase (Decrease)		3.1%	6.4%	9.7%	6.8%

Corporation	1,894	1,880	1,848	2,205	2,678
Percentage Increase (Decrease)		(.07%)	(1.7%)	19.3%	21.5%

Modular Housing

*Industry	12,928	12,202	13,290	14,020	13,856
Percentage Increase (Decrease)		(5.6%)	8.9%	5.5%	(1.2%)

**Corporation	250	347	382	350	477
Percentage Increase (Decrease)		38.8%	10.1%	(8.4%)	36.3%

Park Models

Industry	3,486	2,761	2,780	3,598	3,781
Percentage Increase (Decrease)		(20.8%)	0.7%	29.4%	5.1%

Corporation	129	170	138	171	307
Percentage Increase (Decrease)		31.8%	(18.8%)	23.9%	79.5%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

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

The assets of the recreational vehicle segment disposed of in the Transaction included, but were not are limited to:

•	A recreational vehicle manufacturing facility consisting of approximately 135,000 square feet situated on 18.2 acres located in Bristol, Indiana;

•	Intellectual properties such as trademarks, licenses, and product designs associated with the recreational vehicle segment;

•	Furniture, machinery, software, and equipment;

•	Raw material and work-in-process inventories;

•	Product designs, plans, and specifications; and

•	Customer purchase orders and contracts, customer lists, and supplier lists.

The amount and nature of the consideration received by the Corporation for the assets sold included:

•	A cash payment of $175,000;

•	A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•	Evergreen had the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,600,000, which was exercised. Consequently, the Corporation incurred an approximate $910,000 charge in fiscal 2015 reflecting the reduction in realizable value of the inventory. The Corporation received final payment for the inventory in the first quarter of fiscal 2016.

In addition, under the Asset Purchase Agreement, Evergreen did not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which remained the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, were sold at approximately net book value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended August 31,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Net Sales	$21	$7,825

Operating income (loss) of discontinued operations	$61	$(2,564)

Income (loss) before income taxes	61	(2,564)
Income tax benefit	—	—

Income (loss) from discontinued operations, net of taxes	$61	$(2,564)

The Corporation’s park model business, which was formerly reported in the recreational vehicle segment, was not disposed as part of the transaction with Evergreen and is now reported in the housing segment because the level of net sales do not warrant separate segment reporting.

The following is a summary of assets and liabilities of discontinued operations at the dates indicated:

	August 31, 2015	May 31, 2015
	(Unaudited)
	(Dollars in thousands)

Current Assets:
Accounts receivable	$87	$30
Inventories	50	110

	$137	$140

Current Liabilities:
Accounts payable, trade	$40	$8
Accrued marketing programs	—	37
Other accrued liabilities	68	59

	$108	$104

In accordance with the Asset Purchase Agreement the Corporation is responsible for the payment of product warranty claims associated with recreational vehicles sold by the Corporation. Consequently, this obligation is not included in the liabilities of discontinued operations on the Consolidated Balance Sheets at August 31, 2015 and May 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

First Quarter Fiscal 2016 Results

The Corporation experienced the following results during the first quarter of fiscal 2016:

•	Net sales from continuing operations were $48,742,000, a 1.7 percent decrease from the $49,604,000 reported in the same period a year ago.

•	Loss from continuing operations for fiscal 2016 was $895,000 as compared to a net loss of $1,209,000 for the same period a year ago.

•	Income from discontinued operations, net of incomes taxes, was $61,000 for fiscal 2016 as compared to a loss of $2,564,000 for the same period a year ago.

•	Net loss was $834,000 as compared to a net loss of $3,773,000 for the first quarter of fiscal 2015. On a per share basis, net loss was $0.10 as compared to $0.45 for the comparable period a year ago.

The Corporation experienced decreased net sales from continuing operations in fiscal 2016 as compared to fiscal 2015, which management believes is the result of a temporary softness in demand from its customers.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Corporation for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Corporation’s assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement.

Also under the Loan Agreement, First Business Capital agreed to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit.

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

Secured Revolving Credit Facility — (Continued)

The Loan Agreement contains covenants that limit the ability of the Corporation to, among other things: (i) incur or guarantee other indebtedness; (ii) create or incur liens, mortgages, or security interests on their assets; (iii) expend more than $600,000 per year for the lease, purchase, or acquisition of any asset; (iv) consummate asset sales, acquisitions, or mergers; (v) pay dividends or repurchase stock; (vi) make certain investments; (vii) enter into certain transactions with affiliates; and (viii) amend a Corporation’s articles of incorporation or bylaws.

The Loan Agreement also requires compliance with certain financial covenants (in each case calculated as set forth in the Loan Agreement), including: (i) minimum net worth; (ii) minimum net earnings; and (iii) maximum net loss.

If the Corporation defaults in its obligations under the Loan Agreement, then the unpaid balances under the facility will bear interest at 3.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to First Business Capital upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, all rights of a secured creditor under applicable law, and all other rights set forth in the Loan Agreement.

The events of default under the Loan Agreement include the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to First Business Capital; (iv) failure to comply with certain covenants and agreements; (v) termination or default under guarantees or subordination agreements; (vi) certain cross-default events; (vii) changes in control of the Corporation; (viii) certain injunctions or attachments are issued against a Corporation’s assets or restricting its business; and (ix) a material adverse change occurs with respect to the Corporation.

During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. In addition, at least one monthly loss exceeding $500,000 is projected during the third quarter of fiscal 2016; a period where net sales are traditionally at its lowest for the year. The Corporation, however, complied with a covenant specifying that the loss for the first quarter of fiscal 2016 not exceed $1,000,000, as a result of the net income the Corporation earned in the month of August. Subsequent to August 31, 2015, the Corporation received a waiver for the defaults that occurred in the first quarter. In addition, the following modifications were made to the Loan Agreement:

•	A covenant specifying that a monthly loss not exceed $500,000 was modified to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February, 2016, respectively. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter;

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan

The Corporation’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. Due to recurring losses during certain periods, the Corporation has historically experienced negative cash flows from operating activities. The level of historical negative cash flows from operations raise substantial doubt about the Corporation’s ability to continue as a going concern. To continue as a going concern, management determined that certain strategies need to be pursued. These strategies include but are not limited to:

•	Divest Non-Core Assets: Management is focused on driving profitable growth in the Corporation’s core housing business.

Progress:

In October 2014, the Corporation sold its recreational vehicle segment to focus solely on its core housing business and to raise cash. Additional information regarding the sale is in “Discontinued Operations.”

In addition to the sale of the RV business, the Corporation sold an idle housing facility in fiscal 2015. A buyer is also being sought for an undeveloped parcel of land the Corporation owns.

•	Increase Sales:

•	Working to increase sales to manufactured housing dealers by gaining a greater presence on their properties.

•	Continuing to work with manufactured housing communities to identify opportunities for increasing sales.

•	Increasing sales of modular homes and park models by cultivating relationships with modular housing developers and campground owners that are outside the Corporation’s historical distribution channels.

Progress:

Manufactured housing net sales in the first quarter of fiscal 2016 decreased 0.9 percent compared to the first quarter of fiscal 2015. Management believes the decrease is attributable of a temporary softness in demand among the Corporation’s manufactured housing dealers and communities.

Park model net sales in the first quarter of fiscal 2016 decreased 21.8 percent compared to the first quarter of fiscal 2015. Management also believes the decrease is due to a temporary softness in demand among dealers, communities and campgrounds.

Modular housing net sales for the first quarter of fiscal 2016 increased 1.6 percent as compared to the first quarter of fiscal 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Management’s Plan — (Continued)

•	Decrease Production Costs: The Corporation continues to streamline costs with a focus on maximizing efficiencies and resources.

Progress:

The Corporation’s Purchasing Department has obtained significant price concessions from certain suppliers.

•	Raise Additional Capital:

Progress:

On March 20, 2015, the Corporation entered into a Loan and Security Agreement with First Business Capital Corp. providing for a renewable three-year secured revolving credit facility. Under the new credit facility, the Corporation may obtain loan advances up to a maximum of $10 million, subject to certain collateral-obligation ratios.

Outstanding loan advances under the facility will bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate. The facility will be used to support the Company’s working capital needs and other general corporate purposes, and is secured by substantially all of the Corporation’s assets. Additional information regarding the revolving credit facility is described in “Secured Revolving Credit Facility.”

Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2015 Compared to Three-Month Period Ended August 31, 2014

Net Sales and Unit Shipments

	August 31, 2015	Percent	August 31, 2014	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$39,931	81.9	$40,305	81.2	$(374)
Modular Housing	6,683	13.7	6,579	13.3	104
Park Models	2,128	4.4	2,720	5.5	(592)

Total Net Sales	$48,742	100.0	$49,604	100.0	$(862)

Unit Shipments
Manufactured Housing	730	82.1	776	81.8	(46)
Modular Housing	104	11.7	102	10.7	2
Park Models	55	6.2	71	7.5	(16)

Total Unit Shipments	889	100.0	949	100.0	(60)

Net sales decreased 1.7 percent. The decrease was comprised of a 0.9 percent decrease in manufactured housing net sales, a 1.6 percent increase in modular housing net sales, and a 21.8 percent decrease in park model net sales.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	August 31, 2015	July 31, 2015
	Skyline	Industry
Manufactured Housing	(5.9%)	5.4%
Modular Housing	2.0%	Not available
Park Models	(22.5%)	(6.8%)

Total	(6.3%)	Not applicable

Management believes the lag in manufactured housing and park model unit shipments relative to respective industries is attributable to temporary softness in demand among the Corporation’s dealers, communities and campgrounds.

Compared to the prior year, the average net sales price for manufactured housing and park models increased 5.3 percent and 1.0 percent, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended August 31, 2015 Compared to Three-Month Period Ended August 31, 2014 — (Continued)

Net Sales and Unit Shipments — (Continued)

The increase primarily results from the sale of homes and park models with larger square footage and greater amenities. The average net sales price for modular housing is relatively unchanged.

Cost of Sales

	August 31, 2015	Percent of Net Sales	August 31, 2014	Percent of Net Sales	Decrease
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$44,099	90.5	$45,563	91.9	$1,464

Cost of sales, in dollars, decreased as a result of decreased net sales. As a percentage of net sales, cost of sales decreased due to improvements in material cost.

Selling and Administrative Expenses

	August 31, 2015	Percent of Net Sales	August 31, 2014	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,459	11.2	$5,180	10.4	$279

Selling and administrative expenses increased primarily as a result of increased salaries, wages, and increased marketing costs. As a percentage of net sales, selling and administrative expenses rose due to the aforementioned cost increases.

Interest Expense

Interest expense of $56,000 and $94,000 for the first quarter of fiscal 2016 and 2015, respectively, related to interest on life insurance policy loans. In the first quarter of fiscal 2016, the Corporation incurred $19,000 of amortization of debt financing costs, and $4,000 of interest expense associated with the secured revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	August 31, 2015	May 31, 2015	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Cash	$6,672	$4,995	$1,677
Current assets, exclusive of cash	$25,254	$26,586	$(1,332)
Current liabilities	$16,205	$15,117	$1,088
Working capital	$15,721	$16,464	$(743)

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $1,755,000 and cash flow from investing activities decreasing $78,000. Current assets, exclusive of cash, decreased mainly due to a $3,137,000 decrease in accounts receivable partially offset by a $1,429,000 increase in inventories. Accounts receivable declined as a result of the timing of payments from dealers and communities at August 31, 2015 as compared to May 31, 2015. Inventories increased due to a greater number of display homes and homes awaiting shipment to dealers and communities at August 31, 2015 as compared to May 31, 2015. Current liabilities increased primarily as a result of accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $70,000 for the first quarter of fiscal 2016 as compared to $26,000 for the first quarter of fiscal 2015.

The Corporation anticipates that cash needs associated with discontinued operations will be insignificant in future periods since it will not be funding significant operating losses. As previously referenced, the Corporation has current assets of discontinued operations of $137,000, current liabilities of discontinued operations of $108,000, and an estimated $409,000 of current warranty obligations associated with the recreational vehicle segment that is reported in continuing obligations.

As noted in “Management’s Plan”, the Corporation is aggressively pursuing strategies in order to increase sales and decrease costs. Management believes that it will be able to execute their strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions. The Management Plan also references a secured revolving credit facility that the Corporation entered during fiscal 2015.

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

Forward Looking Information

The preceding Management’s Discussion and Analysis contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are also made elsewhere in this report. The Corporation publishes other forward-looking statements from time to time. Statements that are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution you to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect the Corporation’s good faith belief based on current expectations, estimates, and projections about (among other things) the industry and the markets in which the Corporation operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the following:

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

Consequently, all of the Corporation’s forward-looking statements are qualified by these cautionary statements.

The Corporation may not realize the results anticipated by management or, even if the Corporation substantially realizes the results management anticipates, the results may not have the consequences to, or effects on, the Corporation or its business or operations that management expects. Such differences may be material. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of any forward-looking statements management makes to reflect new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Management’s conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of August 31, 2015 the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2015 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended August 31, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2015.

Item 5.	Other Information.

On October 14, 2015, the Corporation and its wholly-owned subsidiaries Homette Corporation (“Homette”), Layton Homes Corp. (“Layton”), and Skyline Homes, Inc. (“Homes,” and together with the Corporation, Homette, and Layton, the “Borrowers” and each a “Borrower”) entered into a First Amendment to Loan and Security Agreement and Waiver of Defaults (the “Amendment”) with First Business Capital Corp. (“First Business Capital”) which modifies the Loan and Security Agreement executed between the Borrowers and First Business Capital on March 20, 2015. The material amendments to the Loan Agreement included in the Amendment are as follows:

•	First Business Capital waived certain defaults under Section 7.25 of the Loan Agreement which occurred during the first quarter of fiscal 2016. The waived defaults related to the violation of two financial covenants for June and July 2015 requiring a monthly stop loss of $500,000.

•	Certain financial covenants in Section 7.25 of the Loan Agreement were amended to increase the allowable maximum monthly net loss from $500,000 to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February, 2016, respectively. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter.

•	Section 8.3 of the Loan Agreement was amended to increase the limit for the lease, purchase or acquisition of any asset from $600,000 per year to $800,000 per year.

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

The Amendment amends certain other provisions of the Loan Agreement as set forth therein.

The foregoing description of the Amendment is a summary and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein, as well as the full text of the Loan Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Corporation with the SEC on March 26, 2015 and incorporated by reference herein.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

3.1	Amended and Restated By-Laws of Skyline Corporation (Amended and Restated as of June 25, 2015) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).

10.1	Executive Employment Agreement dated June 25, 2015 between Richard Florea and Skyline Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).

10.2	Skyline Corporation 2015 Stock Incentive Plan.

10.3	First Amendment to Loan and Security Agreement and Waiver of Defaults dated October 14, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended August 31, 2015 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: October 15, 2015	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 15, 2015	/s/ Martin R. Fransted
Martin R. Fransted
Controller