Form 10-Q
period 2015-11-30
SKYLINE CORP
filed 2016-01-14
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 14, 2016
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,804	$4,995
Accounts receivable, less allowance for doubtful accounts of $0 and $536 at November 30, 2015 and May 31, 2015, respectively	14,309	15,288
Inventories	10,759	9,119
Workers’ compensation security deposit	792	1,732
Other current assets	1,370	447

Total Current Assets	34,034	31,581

Property, Plant and Equipment:
Land	2,996	2,996
Buildings and improvements	36,624	36,280
Machinery and equipment	16,161	16,332

	55,781	55,608
Less accumulated depreciation	44,485	44,039

	11,296	11,569
Other Assets	7,319	7,289

Total Assets	$52,649	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	November 30, 2015	May 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,144	$3,033
Accrued salaries and wages	2,752	2,565
Accrued marketing programs	3,637	2,356
Accrued warranty	4,618	4,511
Other accrued liabilities	2,406	2,652

Total Current Liabilities	16,557	15,117

Long-Term Liabilities:
Deferred compensation expense	5,100	5,237
Accrued warranty	2,400	2,400
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,812	11,949

Commitments and Contingencies – See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,963	4,928
Retained earnings	84,749	83,877
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	24,280	23,373

Total Liabilities and Shareholders’ Equity	$52,649	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Three-Month and Six-Month Periods Ended November 30, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$58,684	$49,667	$107,426	$99,271
Cost of sales	51,457	44,509	95,556	90,072

Gross profit	7,227	5,158	11,870	9,199
Selling and administrative expenses	5,400	5,008	10,859	10,188

Operating income (loss)	1,827	150	1,011	(989)
Interest expense	(79)	(93)	(158)	(187)
Interest income	—	24	—	48

Income (loss) from continuing operations before income taxes	1,748	81	853	(1,128)
Income tax expense	—	—	—	—

Income (loss) from continuing operations	1,748	81	853	(1,128)
(Loss) income from discontinued operations, net of income taxes	(42)	(3,525)	19	(6,089)

Net income (loss)	$1,706	$(3,444)	$872	$(7,217)

Basic income (loss) per share	$.20	$(.41)	$.10	$(.86)

Basic income (loss) per share from continuing operations	$.21	$.01	$.10	$(.13)

Basic loss per share from discontinued operations	$(.01)	$(.42)	$—	$(.73)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Month Periods Ended November 30, 2015 and 2014

(Dollars in thousands)

	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$872	$(7,217)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	520	726
Reduction in inventory value of discontinued operations	—	901
Gain on sale of assets associated with discontinued operations	—	(670)
Share-based compensation	35	—
Amortization of debt financing costs	39	—
Change in assets and liabilities:
Accounts receivable	979	5,872
Inventories	(1,640)	469
Workers’ compensation security deposit	940	551
Other current assets	(923)	(432)
Accounts payable, trade	111	(3,068)
Accrued liabilities	1,329	(264)
Other, net	(183)	(424)

Net cash from operating activities	2,079	(3,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	—	25
Proceeds from sale of assets associated with discontinued operations	—	2,331
Purchase of property, plant and equipment	(245)	(163)
Other, net	(25)	156

Net cash from investing activities	(270)	2,349

Net increase (decrease) in cash	1,809	(1,207)
Cash at beginning of period	4,995	6,031

Cash at end of period	$6,804	$4,824

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2015, the consolidated results of operations for the three-month and six-month periods ended November 30, 2015 and 2014, and consolidated cash flows for the six-month periods ended November 30, 2015 and 2014. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Certain prior period amounts related to assets and liabilities of discontinued operations have been reclassified to conform with current period presentation.

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

These strategies include but are not limited to:

Increasing Sales

Management is investigating strategies to expand our current market position relative to Real Estate Investment Trusts and other customers who are in the Manufactured Housing Community and Recreational Resort business. We continue to explore other market niches where we believe our products provide a valuable housing alternative to apartments or conventional site built homes.

Management is engaged in reviewing our current Marketing Strategies used to reach the end consumer of our products. We expect to launch an improved Web site and social media portfolio designed to reach more consumers and highlight the value of Skyline products and service. In addition, our internet marketing strategy has been calibrated to benefit retail customers who are currently underrepresented by our traditional distribution channels with no downside to our existing dealers and communities.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2	Management’s Plan — (Continued)

Management has empowered each of the company’s Operating Divisions to develop products which meet consumer expectations for design and features within their respective market regions. We believe that this new approach to product development will further enhance our ability to reach more consumers and capture additional market share.

Management has expanded the number of Operating Divisions which produce our popular Shore Park brand of recreational park models from three to eight. Management believes that we can improve top line revenue appreciably for each of our divisions with the addition of these popular products.

Decreasing Costs

Management has been, and continues to be, actively engaged in driving material costs lower by more effectively controlling material costs during the procurement process.

Management is undergoing a detailed review of all current pricing strategies and market programs and plans to introduce new initiatives designed to increase, recognize, and reward Dealer commitment and sales growth.

NOTE 3	Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended November 30,		Six-Months Ended November 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$45	$1,890	$66	$9,715

Operating (loss) income of discontinued operations	$(42)	$(3,294)	$19	$(5,858)
Loss on disposal of discontinued operations	—	(231)	—	(231)

(Loss) income before income taxes	(42)	(3,525)	19	(6,089)
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$(42)	$(3,525)	$19	$(6,089)

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4	Inventories

Total inventories consist of the following:

	November 30, 2015	May 31, 2015
	(Unaudited)
	(Dollars in thousands)

Raw materials	$6,611	$5,828

Work in process	2,970	3,137

Finished goods	1,178	154

	$10,759	$9,119

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,713,000 and $6,677,000 at November 30, 2015 and May 31, 2015, respectively.

NOTE 6	Warranty

A reconciliation of accrued warranty is as follows:

	Six-Months Ended November 30,
	2015	2014
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$6,911	$5,697
Accruals for warranties	3,439	3,543
Settlements made during the period	(3,332)	(3,502)

Balance at the end of the period	7,018	5,738

Non-current balance	2,400	2,000

Accrued warranty	$4,618	$3,738

At November 30, 2015, the total current obligation for warranty associated with the recreational vehicle segment that was discontinued is estimated to be approximately $158,000.

NOTE 7	Income Taxes

At November 30, 2015, the Corporation’s gross deferred tax assets of approximately $50 million consist of approximately $34 million in federal net operating loss and tax credit carryforwards, $8 million in state net operating loss carryforwards and $8 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between thirteen and twenty years.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7	Income Taxes — (Continued)

The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. For the three months and six months ended November 30, 2015, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $307,000 and state operating loss carryforwards of $74,000 and released corresponding amounts of the valuation allowance to offset federal income tax expense of $307,000 and state income tax expense of $74,000.

NOTE 8	Commitments and Contingencies

The Corporation was contingently liable at November 30, 2015 and May 31, 2015, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $52 million at November 30, 2015 and approximately $60 million at May 31, 2015. At November 30, 2015 and May 31, 2015, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $11 million and $19 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at November 30, 2015 and May 31, 2015, a $100,000 loss reserve that is a component of other accrued liabilities. The amount of this loss reserve that pertains to discontinued operations is $9,000, and Management believes that the Corporation’s exit from the recreational vehicle business will not further impact the loss reserve. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2015 will not be material to its financial position or results of operations.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8	Commitments and Contingencies — (Continued)

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods presented are as follows:

	Six-Months Ended November 30,
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

During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. Consequently, the Corporation received in the second quarter a waiver of the defaults that occurred. In addition, the following modifications were made to the Loan Agreement:

•	A covenant specifying that a monthly loss not exceed $500,000 was modified to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February, 2016. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter;

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Secured Revolving Credit Facility — (Continued)

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

The Corporation was in compliance with Loan Agreement covenants as of November 30, 2015.

NOTE 10	Stock-Based Compensation

On June 25, 2015, the Corporation’s Board of Directors approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. The Plan was subsequently approved by shareholders at the Corporation’s annual shareholder meeting on September 21, 2015. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten year life of the options, at which time the options expire.

On June 25, 2015, the Corporation granted 200,000 stock options at an exercise price per share of $3.12 with a five year vesting period. Stock-based compensation expense for the fair value of the stock options vested during the three and six months ended November 30, 2015 was approximately $35,000.

At November 30, 2015, the intrinsic value of all options outstanding approximated $116,000 and had a weighted-average remaining contractual life of approximately 9.5 years. Total unrecognized compensation expense related to stock-based awards outstanding at November 30, 2015 was $386,000 and is to be recorded over a weighted-average life of five years.

The Corporation records all stock-based payments, including grants of stock options, in the consolidated statements of operations based on their fair values at the date of grant.

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

Stock price volatility of .56 is estimated based on historical volatility measured monthly for a time period equal to the expected life of the option ending on the date of grant. The expected life of stock options (estimated average period of time the options will be outstanding) of ten years is estimated based on the expected exercise date of the options. The risk-free interest rate of 2.26% is determined based on observed U.S. Treasury yields in effect at the time of grant for maturities equivalent to the expected life of the options. The expected dividend yield of zero is estimated based on the dividend yield at the time of grant as adjusted for any expected changes during the life of the options.

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

Manufactured Housing, Modular Housing and Park Model Industry Conditions

Sales and production of manufactured housing, modular housing and park models are affected by winter weather conditions at the Corporation’s northern plants. Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Park models are marketed under the following trademarks: “Shore Park”; “Stone Harbor”; and “Vacation Villa”. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Park models are built according to specifications established by the American National Standards Institute, and are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2010	2011	2012	2013	2014

Industry	50,066	51,606	54,901	60,210	64,331
Percentage Increase (Decrease)		3.1%	6.4%	9.7%	6.8%

Corporation	1,894	1,880	1,848	2,205	2,678
Percentage Increase (Decrease)		(.07%)	(1.7%)	19.3%	21.5%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Modular Housing

*Industry	12,928	12,202	13,290	14,020	13,856
Percentage Increase (Decrease)		(5.6%)	8.9%	5.5%	(1.2%)

**Corporation	250	347	382	350	477
Percentage Increase (Decrease)		38.8%	10.1%	(8.4%)	36.3%

Park Models	2010	2011	2012	2013	2014

Industry	3,486	2,761	2,780	3,598	3,781
Percentage Increase (Decrease)		(20.8%)	0.7%	29.4%	5.1%

Corporation	129	170	138	171	307
Percentage Increase (Decrease)		31.8%	(18.8%)	23.9%	79.5%

*	Domestic shipments only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended November 30,		Six-Months Ended November 30,
	2015	2014	2015	2014
	(Unaudited )
	(Dollars in thousands)
Net Sales	$45	$1,890	$66	$9,715

Operating (loss) income of discontinued operations	$(42)	$(3,294)	$19	$(5,858)
Loss on disposal of discontinued operations	—	(231)	—	(231)

(Loss) income before income taxes	(42)	$(3,525)	19	(6,089)
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$(42)	$(3,525)	$19	$(6,089)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Second Quarter Fiscal 2016 Results

The Corporation experienced the following results during the second quarter of fiscal 2016:

•	Net sales from continuing operations were $58,684,000, an 18.2 percent increase from the $49,667,000 reported in the same period a year ago.

•	Income from continuing operations for fiscal 2016 was $1,748,000 as compared to income of $81,000 for the same period a year ago.

•	Loss from discontinued operations, net of incomes taxes, was $42,000 for fiscal 2016 as compared to a loss of $3,525,000 for the same period a year ago.

•	Net income was $1,706,000 as compared to a net loss of $3,444,000 for the second quarter of fiscal 2015. On a per share basis, net income was $.20 as compared to a net loss of $.41 for the comparable period a year ago.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Corporation for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Corporation’s assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement

During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. Consequently, the Corporation received in the second quarter a waiver of the defaults that occurred. In addition, the following modifications were made to the Loan Agreement.

•	A covenant specifying that a monthly loss not exceed $500,000 was modified to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February, 2016. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter;

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

The Corporation was in compliance with Loan Agreement covenants as of November 30, 2015.

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

Increasing Sales

Management is investigating strategies to expand our current market position relative to Real Estate Investment Trusts and other customers who are in the Manufactured Housing Community and Recreational Resort business. We continue to explore other market niches where we believe our products provide a valuable housing alternative to apartments or conventional site built homes.

Management is engaged in reviewing our current Marketing Strategies used to reach the end consumer of our products. We expect to launch an improved Web site and social media portfolio designed to reach more consumers and highlight the value of Skyline products and service. In addition, our internet marketing strategy has been calibrated to benefit retail customers who are currently underrepresented by our traditional distribution channels with no downside to our existing dealers and communities.

Management has empowered each of the company’s Operating Divisions to develop products which meet consumer expectations for design and features within their respective market regions. We believe that this new approach to product development will further enhance our ability to reach more consumers and capture additional market share.

Management has expanded the number of Operating Divisions which produce our popular Shore Park brand of recreational park models from three to eight. Management believes that we can improve top line revenue appreciably for each of our divisions with the addition of these popular products.

Decreasing Costs

Management has been, and continues to be, actively engaged in driving material costs lower by more effectively controlling material costs during the procurement process.

Management is undergoing a detailed review of all current pricing strategies and market programs and plans to introduce new initiatives designed to increase, recognize, and reward Dealer commitment and sales growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2015 Compared to Three-Month Period Ended November 30, 2014

Net Sales and Unit Shipments

	November 30, 2015	Percent	November 30, 2014	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$48,660	82.9	$38,997	78.5	$9,663
Modular Housing	7,904	13.5	8,327	16.8	(423)
Park Models	2,120	3.6	2,343	4.7	(223)

Total Net Sales	$58,684	100.0	$49,667	100.0	$9,017

Unit Shipments
Manufactured Housing	900	84.0	726	79.7	174
Modular Housing	114	10.6	122	13.4	(8)
Park Models	57	5.4	63	6.9	(6)

Total Unit Shipments	1,071	100.0	911	100.0	160

Net sales increased 18.2 percent. The increase was comprised of a 24.8 percent increase in manufactured housing net sales, a 5.1 percent decrease in modular housing net sales, and a 9.5 percent decrease in park model net sales.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	November 30, 2015	October 31, 2015
	Skyline	Industry
Manufactured Housing	24.0%	6.4%
Modular Housing	(6.6%)	Not available
Park Models	(9.5%)	(4.8%)

Total	17.6%	Not applicable

Management believes the lag in park model unit shipments relative to respective industries is attributable to temporary softness in demand among the Corporation’s dealers, communities and campgrounds.

Compared to the prior year, the average net sales price for manufactured and modular housing increased 0.7 percent and 1.6 percent, respectively. The increase primarily results from the sale of homes and park models with larger square footage and greater amenities. The average net sales price for park models is relatively unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2015 Compared to Three-Month Period Ended November 30, 2014 — (Continued)

Cost of Sales

	November 30, 2015	Percent of Net Sales	November 30, 2014	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$51,457	87.7	$44,509	89.6	$6,948

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased in part due to more effectively controlling material costs during the procurement process.

Selling and Administrative Expenses

	November 30, 2015	Percent of Net Sales	November 30, 2014	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,400	9.2	$5,008	10.1	$392

Selling and administrative expenses increased primarily as a result of an increase in performance-based compensation and increased marketing costs. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales. In addition, the Corporation benefited from a $250,000 final payment received in the second quarter on an account that had previously been fully reserved.

Interest Expense

Interest expense of $56,000 and $93,000 for the second quarter of fiscal 2016 and 2015, respectively, related to interest on life insurance policy loans. Interest expense in the second quarter of fiscal 2016 included $20,000 of amortization of debt financing costs and $3,000 of interest expense associated with the secured revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2015 Compared to Six-Month Period Ended November 30, 2014

Net Sales and Unit Shipments

	November 30, 2015	Percent	November 30, 2014	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$88,591	82.4	$79,303	79.9	$9,288
Modular Housing	14,587	13.6	14,906	15.0	(319)
Park Models	4,248	4.0	5,062	5.1	(814)

Total Net Sales	$107,426	100.0	$99,271	100.0	$8,155

Unit Shipments
Manufactured Housing	1,630	83.2	1,502	80.8	128
Modular Housing	218	11.1	224	12.0	(6)
Park Models	112	5.7	134	7.2	(22)

Total Unit Shipments	1,960	100.0	1,860	100.0	100

Net sales increased 8.2 percent. The increase was comprised of an 11.7 percent increase in manufactured housing net sales, a 2.1 percent decrease in modular housing net sales, and a 16.1 percent decrease in park model net sales.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	November 30, 2015	October 31, 2015
	Skyline	Industry
Manufactured Housing	8.5%	5.9%
Modular Housing	(2.7%)	Not available
Park Models	(16.4%)	(5.9%)

Total	5.4%	Not applicable

Management believes the lag in park model unit shipments relative to respective industries is attributable to temporary softness in demand among the Corporation’s dealers, communities and campgrounds.

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 2.9 percent, 0.6 percent and 0.4 percent, respectively. The increase primarily results from the sale of homes and park models with larger square footage and greater amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended November 30, 2015 Compared to Six-Month Period Ended November 30, 2014 — (Continued)

Cost of Sales

	November 30, 2015	Percent of Net Sales	November 30, 2014	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$95,556	89.0	$90,072	90.7	$5,484

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased in part due to more effectively controlling material costs during the procurement process.

Selling and Administrative Expenses

	November 30, 2015	Percent of Net Sales	November 30, 2014	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$10,859	10.1	$10,188	10.3	$671

Selling and administrative expenses increased primarily as a result of increased salaries, wages, performance-based compensation and increased marketing costs. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales. In addition, the Corporation benefited from a $250,000 final payment received in the second quarter on an account that had previously been fully reserved.

Interest Expense

Interest expense of $112,000 and $187,000 for the first half of fiscal 2016 and 2015, respectively, related to interest on life insurance policy loans. Interest expense in the first half of fiscal 2016 included $39,000 of amortization of debt financing costs and $7,000 of interest expense associated with the secured revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	November, 30 2015	May 31, 2015	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$6,804	$4,995	$1,809
Current assets, exclusive of cash	$27,230	$26,586	$644
Current liabilities	$16,557	$15,117	$1,440
Working capital	$17,477	$16,464	$1,013

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $2,079,000 and cash flow from investing activities decreasing $270,000. Current assets, exclusive of cash, decreased mainly due to a $979,000 decrease in accounts receivable partially offset by a $1,640,000 increase in inventories. Accounts receivable declined as a result of the timing of payments from dealers and communities at November 30, 2015 as compared to May 31, 2015. Inventories increased primarily due to a greater number of display homes and homes awaiting shipment to dealers and communities at November 30, 2015 as compared to May 31, 2015. Current liabilities increased primarily as a result of accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $245,000 for the first half of fiscal 2016 as compared to $163,000 for the first half of fiscal 2015.

If necessary, the Corporation has the ability to borrow money under the Secured Revolving Credit Facility, and against the cash surrender value of certain life insurance policies. In addition, the Corporation anticipates that cash needs associated with discontinued operations will be insignificant in future periods since it will not be funding significant operating losses.

As noted in “Management’s Plan”, the Corporation is aggressively pursuing strategies in order to increase sales and decrease costs. Management believes that it will be able to execute its strategies as noted above. Management is prepared to modify these strategies as appropriate to meet prevailing business and market conditions.

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

Forward Looking Information — (Continued)

We caution to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect the Corporation’s good faith belief based on current expectations, estimates, and projections about (among other things) the industry and the markets in which the Corporation operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the following:

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2015, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2015 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) occurred during the second quarter ended November 30, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2015.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

10.1	Skyline Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).

10.2	First Amendment to Loan and Security Agreement and Waiver of Defaults dated October 14, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended November 30, 2015 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: January 14, 2016	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 14, 2016	/s/ Martin R. Fransted
Martin R. Fransted
Controller