Form 10-Q
period 2016-02-29
SKYLINE CORP
filed 2016-04-14
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 14, 2016
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,260	$4,995
Accounts receivable, less allowance for doubtful accounts of $0 at February 29, 2016 and $536 at May 31, 2015	12,738	15,288
Inventories	10,923	9,119
Workers’ compensation security deposit	1,749	1,732
Other current assets	424	447

Total Current Assets	32,094	31,581

Property, Plant and Equipment:
Land	2,996	2,996
Buildings and improvements	36,624	36,280
Machinery and equipment	16,223	16,332

	55,843	55,608
Less accumulated depreciation	44,740	44,039

	11,103	11,569
Other Assets	7,325	7,289

Total Assets	$50,522	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 29, 2016	May 31, 2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,381	$3,033
Accrued salaries and wages	2,164	2,565
Accrued marketing programs	2,931	2,356
Accrued warranty	4,755	4,511
Other accrued liabilities	2,725	2,652

Total Current Liabilities	14,956	15,117

Long-Term Liabilities:
Deferred compensation expense	5,072	5,237
Accrued warranty	2,400	2,400
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,784	11,949

Commitments and Contingencies — See Note 9

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	4,985	4,928
Retained earnings	84,229	83,877
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	23,782	23,373

Total Liabilities and Shareholders’ Equity	$50,522	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Three-Month and Nine-Month Periods Ended February 29, 2016 and February 28, 2015

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$47,697	$38,109	$155,123	$137,380
Cost of sales	42,887	35,771	138,443	125,843

Gross profit	4,810	2,338	16,680	11,537
Selling and administrative expenses	5,246	5,159	16,105	15,347

Operating (loss) income	(436)	(2,821)	575	(3,810)
Interest expense	(78)	(92)	(236)	(279)
Interest income	—	2	—	50

(Loss) income from continuing operations before income taxes	(514)	(2,911)	339	(4,039)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(514)	(2,911)	339	(4,039)
(Loss) income from discontinued operations, net of income taxes	(6)	(86)	13	(6,175)

Net (loss) income	$(520)	$(2,997)	$352	$(10,214)

Basic (loss) income per share	$(.06)	$(.36)	$.04	$(1.22)

Basic (loss) income per share from continuing operations	$(.06)	$(.35)	$.04	$(.48)

Basic loss per share from discontinued operations	$—	$(.01)	$—	$(.74)

Weighted average number of common shares outstanding	8,391,244	8,391,244	8,391,244	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Month Periods Ended February 29, 2016 and February 28, 2015

(Dollars in thousands)

	February 29, 2016	February 28, 2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$352	$(10,214)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	780	1,034
Reduction in inventory value of discontinued operations	—	901
Gain on sale of assets associated with discontinued operations	—	(670)
Share-based compensation	57	—
Amortization of debt financing costs	58	—
Change in assets and liabilities:
Accounts receivable	2,550	7,642
Inventories	(1,804)	928
Workers’ compensation security deposit	(17)	551
Other current assets	23	(211)
Accounts payable, trade	(652)	(3,382)
Accrued liabilities	491	(1,077)
Other, net	(212)	(516)

Net cash from operating activities	1,626	(5,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	—	1,631
Proceeds from sale of assets associated with discontinued operations	—	2,331
Purchase of property, plant and equipment	(312)	(178)
Other, net	(49)	132

Net cash from investing activities	(361)	3,916

Net increase (decrease) in cash	1,265	(1,098)
Cash at beginning of period	4,995	6,031

Cash at end of period	$6,260	$4,933

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 29, 2016, the consolidated results of operations for the three-month and nine-month periods ended February 29, 2016 and February 28, 2015, and consolidated cash flows for the nine-month periods ended February 29, 2016 and February 28, 2015. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

Certain prior period amounts related to assets and liabilities of discontinued operations have been reclassified to conform to current period presentation.

NOTE 2 Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, (FASB), issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance.

Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Corporation will examine ASU 2016-02 to determine its effect on financial condition and results of operations.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 2 Recently Issued Accounting Pronouncements — (Continued)

Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation will examine this pronouncement to determine its effect on financial condition and results of operations.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation will evaluate how the adoption of ASU 2014-15 will impact its footnote disclosures.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. The Corporation will evaluate how the adoption of ASU 2014-09 will impact its financial position and result of operations.

NOTE 3 Management’s Plan

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

NOTE 3 Management’s Plan — (Continued)

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

Decreasing Costs

Management has been, and continues to be, actively engaged in driving material costs lower by more effectively controlling material costs during the procurement and manufacturing process.

Management is undergoing a detailed review of all current pricing strategies and market programs and plans to introduce new initiatives designed to increase, recognize, and reward Dealer commitment and sales growth.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Nine-Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$5	$52	$71	$9,767

Operating (loss) income of discontinued operations	$(6)	$(86)	$13	$(5,944)
Loss on disposal of discontinued operations	—	—	—	(231)

(Loss) income before income taxes	(6)	(86)	13	(6,175)
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$(6)	$(86)	$13	$(6,175)

NOTE 5 Inventories

Total inventories consist of the following:

	February 29, 2016	May 31, 2015
	(Unaudited)
	(Dollars in thousands)
Raw materials	$6,906	$5,828
Work in process	3,073	3,137
Finished goods	944	154

	$10,923	$9,119

NOTE 6 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,736,000 and $6,677,000 at February 29, 2016 and May 31, 2015, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Warranty

A reconciliation of accrued warranty is as follows:

	Nine-Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$6,911	$5,697
Accruals for warranties	5,087	4,932
Settlements made during the period	(4,843)	(4,907)

Balance at the end of the period	7,155	5,722
Non-current balance	2,400	2,000

Accrued warranty	$4,755	$3,722

At February 29, 2016, the total current warranty obligation associated with the discontinued recreational vehicle segment is approximately $62,000.

NOTE 8 Income Taxes

At February 29, 2016, the Corporation’s gross deferred tax assets of approximately $49.8 million consist of approximately $34.5 million in federal net operating loss and tax credit carryforwards, $8.0 million in state net operating loss carryforwards and $7.3 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between twelve and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. For the nine months ended February 29, 2016, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $17,000 and state operating loss carryforwards of $97,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

NOTE 9 Commitments and Contingencies

The Corporation was contingently liable at February 29, 2016 and May 31, 2015, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Commitments and Contingencies — (Continued)

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers. The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $48 million at February 29, 2016 and approximately $60 million at May 31, 2015. At February 29, 2016 and May 31, 2015, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $8 million and $19 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at February 29, 2016 and May 31, 2015, a $100,000 loss reserve that is a component of other accrued liabilities. Management believes that the Corporation’s exit from the recreational vehicle business will not materially impact the loss reserve. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 29, 2016 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods reported are as follows:

	Nine-Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)
	(Dollars in thousands)
Number of units repurchased	—	11
Obligations from units repurchased	$—	$203
Net losses on repurchased units	$—	$43

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

NOTE 10 Secured Revolving Credit Facility

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

The Corporation was in compliance with Loan Agreement covenants as of February 29, 2016.

NOTE 11 Stock-Based Compensation

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

During the nine months ended February 29, 2016, the Corporation granted 200,000 and 25,000 stock options at a weighted average exercise price per share of $3.28 with a five year vesting period. Stock-based compensation expense for the fair value of the stock options vested during the three and nine months ended February 29, 2016 was approximately $22,000 and $57,000, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 Stock-Based Compensation — (Continued)

At February 29, 2016, the intrinsic value of all options outstanding approximated $169,000 and had a weighted-average remaining contractual life of approximately nine years. Total unrecognized compensation expense related to stock-based awards outstanding at February 29, 2016 was $434,000 and is to be recorded over a weighted-average life of approximately four years.

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

The fair value of the options granted during the nine months ended February 29, 2016 were estimated at the date of grant using the following weighted average assumptions:

Volatility	55.8%
Risk-free interest rate	2.22%
Expected option life in years	9.72
Dividend yield	0%

Volatility is estimated based on historical volatility measured monthly for a time period equal to the expected life of the option ending on the date of grant. The risk-free interest rate is determined based on observed U.S. Treasury yields in effect at the time of the grant for maturities equivalent to the expected life of the options. The expected option life (estimated average period of time the options will be outstanding) is estimated based on the expected exercise date of the options. The expected dividend yield of zero is estimated based on the dividend yield at the time of grant as adjusted for any expected changes during the life of the options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has nine manufacturing facilities in eight states. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

Manufactured Housing, Modular Housing and Park Model Industry Conditions

Sales and production of manufactured housing, modular housing and park models are affected by winter weather conditions at the Corporation’s northern plants. Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Park models are marketed under the “Shore Park” trademark. Manufactured housing products are built according to standards established by the U.S. Department of Housing and Urban Development. Modular homes are built according to state, provincial or local building codes. Park models are built according to specifications established by the American National Standards Institute, and are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2011	2012	2013	2014	2015
Industry	51,606	54,901	60,210	64,331	70,544
Percentage Increase (Decrease)		6.4%	9.7%	6.8%	9.7%
Corporation	1,880	1,848	2,205	2,678	2,872
Percentage Increase (Decrease)		(1.7%)	19.3%	21.5%	7.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Modular Housing	2011	2012	2013	2014	2015
*Industry	12,202	13,290	14,020	13,844	13,974
Percentage Increase (Decrease)		8.9%	5.5%	(1.3%)	.9%
**Corporation	347	382	350	477	341
Percentage Increase (Decrease)		10.1%	(8.4%)	36.3%	(28.5%)

Park Models
Industry	2,761	2,780	3,598	3,781	3,649
Percentage Increase (Decrease)		0.7%	29.4%	5.1%	(3.5%)
Corporation	170	138	171	307	380
Percentage Increase (Decrease)		(18.8%)	23.9%	79.5%	23.8%

*	Domestic shipments only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Nine-Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$5	$52	$71	$9,767

Operating (loss) income of discontinued operations	$(6)	$(86)	$13	$(5,944)
Loss on disposal of discontinued operations	—	—	—	(231)

(Loss) income before income taxes	(6)	$(86)	13	(6,175)
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$(6)	$(86)	$13	$(6,175)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2016 Results

The Corporation experienced the following results during the third quarter of fiscal 2016:

•	Net sales from continuing operations were $47,697,000, a 25.2 percent increase from the $38,109,000 reported in the same period a year ago.

•	Loss from continuing operations for fiscal 2016 was $514,000 as compared to a loss of $2,911,000 for the same period a year ago.

•	Loss from discontinued operations, net of incomes taxes, was $6,000 for fiscal 2016 as compared to a loss of $86,000 for the same period a year ago.

•	Net loss for fiscal 2016 was $520,000 as compared to a net loss of $2,997,000 for the third quarter of fiscal 2015. On a per share basis, net loss was $.06 as compared to a net loss of $.36 for the comparable period a year ago.

The Corporation experienced the following results during the first nine months of fiscal 2016:

•	Net sales from continuing operations were $155,123,000, a 12.9 percent increase from the $137,380,000 reported in the same period a year ago.

•	Income from continuing operations for fiscal 2016 was $339,000 as compared to a loss of $4,039,000 for the same period a year ago.

•	Income from discontinued operations, net of incomes taxes, was $13,000 for fiscal 2016 as compared to a loss of $6,175,000 for the same period a year ago.

•	Net income for fiscal 2016 was $352,000 as compared to a net loss of $10,214,000 for the first nine months of fiscal 2015. On a per share basis, net income was $.04 as compared to a net loss of $1.22 for the comparable period a year ago.

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

The Corporation was in compliance with Loan Agreement covenants as of February 29, 2016.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance.

Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Corporation will examine ASU 2016-02 to determine its effect on financial condition and results of operations.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation will examine this pronouncement to determine its effect on financial condition and results of operations.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation will evaluate how the adoption of ASU 2014-15 will impact its footnote disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Recently Issued Accounting Pronouncements — (Continued)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. The Corporation will evaluate how the adoption of ASU 2014-09 will impact its financial position and result of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended February 29, 2016 Compared to Three-Month Period Ended February 28, 2015

Net Sales and Unit Shipments

	February 29, 2016	Percent	February 28, 2015	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$38,709	81.2	$30,067	78.9	$8,642
Modular Housing	5,084	10.6	4,382	11.5	702
Park Models	3,904	8.2	3,660	9.6	244

Total Net Sales	$47,697	100.0	$38,109	100.0	$9,588

Unit Shipments
Manufactured Housing	695	79.7	507	76.5	188
Modular Housing	73	8.4	58	8.7	15
Park Models	104	11.9	98	14.8	6

Total Unit Shipments	872	100.0	663	100.0	209

Net sales increased 25.2 percent. The increase was comprised of a 28.7 percent increase in manufactured housing net sales, a 16.0 percent increase in modular housing net sales, and a 6.7 percent increase in park model net sales.

For the three-month periods ending on the following dates, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	February 29, 2016	January 31, 2016
	Skyline	Industry
Manufactured Housing	37.1%	19.6%
Modular Housing	25.9%	Not available
Park Models	6.1%	(7.7%)
Total	31.5%	Not applicable

Compared to the prior year, the average net sales price for manufactured and modular housing decreased 6.1 percent and 7.8 percent, respectively. The decrease primarily results from the sale of homes with smaller square footage and fewer amenities. The average net sales price for park models is relatively unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended February 29, 2016 Compared to Three-Month Period Ended February 28, 2015 — (Continued)

Cost of Sales

	February 29, 2016	Percent of Net Sales	February 28, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$42,887	89.9	$35,771	93.9	$7,116

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased in part due to more effectively controlling material costs during the procurement and manufacturing process, and certain manufacturing costs remaining fixed amid rising sales.

Selling and Administrative Expenses

	February 29, 2016	Percent of Net Sales	February 28, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,246	11.0	$5,159	13.5	$87

Selling and administrative expenses increased primarily as a result of an increase in sales-based compensation and performance-based compensation; which was partially offset by the absence of any expenses associated with the Special Committee of the Board of Directors in the current year as compared to approximately $176,000 in the same period last year. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Interest Expense

Interest expense of $55,000 and $92,000 for the third quarter of fiscal 2016 and 2015, respectively, related to interest on life insurance policy loans. Interest expense in the third quarter of fiscal 2016 included $19,000 of amortization of debt financing costs and $4,000 of interest expense associated with the secured revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Nine-Month Period Ended February 29, 2016 Compared to Nine-Month Period Ended February 28, 2015

Net Sales and Unit Shipments

	February 29, 2016	Percent	February 28, 2015	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$127,300	82.1	$109,370	79.6	$17,930
Modular Housing	19,671	12.7	19,288	14.0	383
Park Models	8,152	5.2	8,722	6.4	(570)

Total Net Sales	$155,123	100.0	$137,380	100.0	$17,743

Unit Shipments
Manufactured Housing	2,325	82.1	2,009	79.6	316
Modular Housing	291	10.3	282	11.2	9
Park Models	216	7.6	232	9.2	(16)

Total Unit Shipments	2,832	100.0	2,523	100.0	309

Net sales increased 12.9 percent. The increase was comprised of a 16.4 percent increase in manufactured housing net sales, a 2.0 percent increase in modular housing net sales, and a 6.5 percent decrease in park model net sales.

For the nine-month periods ending on the following dates, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	February 29, 2016	January 31, 2016
	Skyline	Industry
Manufactured Housing	15.7%	9.9%
Modular Housing	3.2%	Not available
Park Models	(6.9%)	(6.4%)
Total	12.2%	Not applicable

Management believes the lag in park model unit shipments relative to the park model industry is attributable to temporary softness in demand among the Corporation’s dealers, communities and campgrounds in the first half of the current year.

Compared to the prior year, the average net sales price for manufactured housing and park models is relatively unchanged. The average net sales price for modular housing decreased 1.2 percent as a result of homes sold with small square footage and fewer amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Nine-Month Period Ended February 29, 2016 Compared to Nine-Month Period Ended February 28, 2015 — (Continued)

Cost of Sales

	February 29, 2016	Percent of Net Sales	February 28, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$138,443	89.2	$125,843	91.6	$12,600

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased in part due to more effectively controlling material costs during the procurement and manufacturing process.

Selling and Administrative Expenses

	February 29, 2016	Percent of Net Sales	February 28, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$16,105	10.4	$15,347	11.2	$758

Selling and administrative expenses increased primarily as a result of increased salaries, wages, sales-based compensation, performance-based compensation and increased marketing costs; which was partially offset by the absence of any expenses associated with the Special Committee of the Board of Directors in the current year as compared to approximately $237,000 in the same period last year. In addition, the Corporation benefited from a $250,000 final payment received in the second quarter on an account that had previously been fully reserved. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining fixed amid rising sales.

Interest Expense

Interest expense of $167,000 and $279,000 for the for the first nine months of fiscal 2016 and 2015, respectively, related to interest on life insurance policy loans. Interest expense in the for the first nine months of fiscal 2016 included $58,000 of amortization of debt financing costs and $11,000 of interest expense associated with the secured revolving credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	February 29, 2016	May 31, 2015	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$6,260	$4,995	$1,265
Current assets, exclusive of cash	$25,834	$26,586	$(752)
Current liabilities	$14,956	$15,117	$(161)
Working capital	$17,138	$16,464	$674

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $1,626,000 and cash flow from investing activities decreasing $361,000. Current assets, exclusive of cash, decreased mainly due to a $2,550,000 decrease in accounts receivable partially offset by a $1,804,000 increase in inventories. Accounts receivable declined as a result of the timing of payments from dealers and communities at February 29, 2016 as compared to May 31, 2015. Inventories increased as a result of increased production and homes awaiting shipment to dealers and communities at February 29, 2016 as compared to May 31, 2015.

Current liabilities decreased primarily as a result of a $652,000 decrease in accounts payable, a $401,000 decrease in accrued salaries and wages, a $575,000 increase in accrued marketing programs, and a $244,000 increase in accrued warranty. Accounts payable and accrued salaries and wages decreased due to the timing of payments to vendors and employees at February 29, 2016 as compared to May 31, 2015. Accrued marketing programs increased as a result of accruals for an ongoing marketing program for manufactured housing dealers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter. Accrued warranty increased primarily due to increased unit sales in fiscal 2016.

Capital expenditures totaled $312,000 for the first nine months of fiscal 2016 as compared to $178,000 for the first nine months of fiscal 2015.

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

Statements that are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are intended to identify forward-looking statements. We caution to be aware of the speculative nature of “forward-looking statements.” Although these statements reflect the Corporation’s good faith belief based on current expectations, estimates, and projections about (among other things) the industry and the markets in which the Corporation operates, they are not guarantees of future performance. Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the following:

•	Consumer confidence and economic uncertainty;

•	Availability of wholesale and retail financing;

•	The health of the U.S. housing market as a whole;

•	Regulations pertaining to the housing and park model industries;

•	The cyclical nature of the manufactured housing and park model industries;

•	General or seasonal weather conditions affecting sales;

•	Potential impact of natural disasters on sales and raw material costs;

•	Potential periodic inventory adjustments by independent retailers;

•	Interest rate levels;

•	Impact of inflation;

•	Impact of fuel and labor costs;

•	Competitive pressures on pricing and promotional costs;

•	Catastrophic events impacting insurance costs;

•	The availability of insurance coverage for various risks to the Corporation;

•	Market demographics; and

•	Management’s ability to attract and retain executive officers and key personnel.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 29, 2016, the Corporation conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 29, 2016 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) occurred during the third quarter ended February 29, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2015.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

10.1	Skyline Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).

10.2	First Amendment to Loan and Security Agreement and Waiver of Defaults dated October 14, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended February 29, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: April 14, 2016	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 14, 2016	/s/ Martin R. Fransted
Martin R. Fransted
Controller