Form 10-K
period 2016-05-31
SKYLINE CORP
filed 2016-08-05
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes        ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☑  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☑  No

The aggregate market value of the common stock held by non-affiliates of the registrant (6,829,780 shares) based on the closing price on the NYSE MKT LLC on November 30, 2015 was $25,270,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding July 22, 2016
Common Stock, $.0277 Par Value	8,391,244

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2016 Annual Meeting of Shareholders to be held on September 19, 2016, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Corporation sold 3,217 manufactured homes, 360 modular homes and 337 park models in fiscal 2016.

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

Financial Information about Segments

The Corporation operates in one business segment: housing. Prior to fiscal 2015, the Corporation reported net sales, operating results and total assets in two business segments; housing and recreational vehicles. During the second quarter of fiscal 2015, however, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. In this regard, in October 2014 the Corporation sold substantially all of its recreational vehicle-related assets to Evergreen Recreational Vehicles, LLC. Operating results of the former recreational vehicle business are reported as discontinued operations in the consolidated statements of operations for all periods presented herein, and the recreational vehicle segment is no longer included in segment reporting (see Note 2 to the Consolidated Financial Statements).

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

Park models are marketed under the “Shore Park” trademark. The Corporation’s park models are intended to provide temporary living accommodations for individuals seeking leisure travel and outdoor recreation.

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

Method of Distribution

The Corporation’s products are distributed by approximately 290 independent dealers at 580 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

The Corporation had losses related to repurchases of $50,000 in fiscal year 2016, and losses of $177,000 in fiscal year 2015.

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

Dependence Upon Individual Customers

During fiscal 2016, net sales of homes and park models to Sun Home Services, Inc. (“Sun Home”) totaled approximately $22,231,000 or 10 percent of total net sales. During fiscal 2015, net sales to this customer totaled $20,187,000 or 11 percent of total net sales. Based on the current volume of sales to Sun Home, if the Corporation experienced a loss of Sun Home as a customer or Sun Home significantly reduced its volume of purchases from the Corporation, this could have a material adverse effect on the business, financial condition, and results of operations of the Corporation. No other individual customer in fiscal 2016 and 2015 had net sales greater than 10 percent of net total sales.

Backlog

The Corporation does not consider the existence and extent of backlog to be significant in its business. The Corporation’s production is based on a relatively short manufacturing cycle and customer orders, which continuously fluctuate.

As such, the existence of backlog is insignificant at any given date and does not typically provide a reliable indication of the status of the Corporation’s business.

Government Contracts

The Corporation has had no government contracts during the past three years.

Competitive Conditions

The Corporation’s primary competitors range from multi-billion dollar corporations to relatively small and specialized manufacturers. The principal methods of competition include but are not limited to price, features, service, warranty and product performance. Service and product performance are believed to be competitive advantages, while lack of vertical integration is considered a competitive disadvantage. The Corporation also competes with companies that provide other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses.

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2015			Units Shipped Calendar Year 2014
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	70,544	2,872	4.1%	64,331	2,678	4.2%
Modular housing	13,974	341	2.4%	13,844	477	3.4%
Park models	3,649	380	10.4%	3,781	307	8.1%

	Units Shipped Fiscal Year 2016			Units Shipped Fiscal Year 2015
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	75,857	3,217	4.2%	66,537	2,691	4.0%
Park models	3,479	337	9.7%	3,773	391	10.3%

The competitive position for modular housing on a fiscal year basis is omitted because industry data is only available on a calendar quarter basis.

The Corporation’s business is affected by the availability of wholesale and retail financing. Consequently, increases in interest rates and the availability of credit through governmental action or otherwise, have adversely affected the Corporation’s business in the past and may do so again in the future.

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

Manufactured housing, modular housing and park model sales may be subject to the Magnuson – Moss Warranty – Federal Trade Commission Improvement Act, which regulates warranties on consumer products.

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

Number of Employees

The Corporation employed approximately 1,350 people at May 31, 2016.

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

Item 1.	Business. — (Continued).

Available Information  — (Continued)

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

Incurrence of Net Losses

Due to negative economic conditions that impacted the manufactured housing, modular housing and recreational vehicle industries, the Corporation incurred net losses from fiscal years 2008 to 2015. Losses in future years could negatively affect the Corporation’s liquidity.

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

Competition

As noted in Item 1, the manufactured housing, modular housing and park model industries are highly competitive with particular emphasis on price and features offered. Some of the Corporation’s competitors are vertically integrated by owning retail, consumer finance and insurance operations. This integration may provide competitors with an advantage with dealers. In addition, the Corporation’s housing products compete with other forms of housing, such as new and existing site-built homes, apartments, condominiums and townhouses. The inability to effectively compete in this environment could result in lower net sales, operating results and cash flows.

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

In past years, many lenders of home-only financing have tightened credit underwriting standards, with some deciding to exit the industry. These actions resulted in decreased availability of retail financing, causing a negative effect on sales and operating results. If retail financing were to be further curtailed, net sales, operating results and cash flows could be adversely affected.

Wholesale Financing Availability

Independent dealers of the Corporation’s products generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. A dealer’s ability to obtain financing is significantly affected by the number of lending institutions offering floor planning, and by an institution’s lending limits. In past years, the industries in which the Corporation operates experienced a reduction in both the number of lenders offering floor planning and the amount of money available for financing. Any further decline in wholesale financing could have a negative impact on a dealer’s ability to purchase manufactured housing, modular housing and park model products, resulting in lower net sales, operating results and cash flows.

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

Cyclical and Seasonal Nature of Business

The industries in which the Corporation operates are highly cyclical, and are impacted by but not limited to the following conditions:

•	Availability of wholesale and retail financing;

•	Consumer confidence;

•	Interest rates;

Item 1A.	Risk Factors. — (Continued).

Cyclical and Seasonal Nature of Business — (Continued)

•	Demographic and employment trends;

•	Availability of used or repossessed homes or park model; and

•	Impact of inflation.

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

Covenant Compliance

The Corporation’s secured revolving credit facility necessitates compliance with various financial covenants. During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. A waiver of the covenant defaults was obtained in the second quarter of fiscal 2016. The inability to meet covenants in the future represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity.

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

The Corporation also owns undeveloped land in McMinnville, Oregon and leases a 73,000 square foot manufactured housing facility that opened in the first quarter of fiscal 2017 in Elkhart, Indiana. As referenced in Note 2 of Notes to Consolidated Financial Statements, the Corporation, in the second fiscal quarter of 2015, sold an operating recreational vehicle facility located in Bristol, Indiana at approximately net book value. This facility

Item 2.	Properties. — (Continued).

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

The total unit productive capacity of the Corporation is not readily ascertainable due to the ever-changing product mix. The Corporation believes that its plant facilities, machinery and equipment are well maintained and are in good operating condition.

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

Pursuant to General Instruction G.(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Corporation’s Proxy Statement for the 2015 Annual Meeting of Shareholders:

The executive officers of the Corporation are as follows:

Name	Age	Position
Richard W. Florea	53	President and Chief Executive Officer
Jon S. Pilarski	53	Vice President, Finance & Treasurer, Chief Financial Officer
Jeffrey A. Newport	51	Senior Vice President, Operations
Terrence M. Decio	64	Vice President, Marketing and Sales
Robert C. Davis	51	Vice President, Operations
Martin R. Fransted	64	Corporate Controller and Secretary

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

Jeffrey A. Newport, Senior Vice President of Operations, joined the Corporation in February 2016. For the last five years, he served as President of Goldshield Fiberglass, a manufacturer of fiberglass components located in Decatur, Indiana.

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

Skyline Corporation (SKY) is traded on the NYSE MKT LLC. At May 31, 2016, there were 617 shareholders of record of Skyline Corporation common stock. The following table sets forth the high and low sales prices for the Corporation’s common stock for each full quarterly period within the fiscal years ended May 31, 2016 and 2015.

	Common Stock Price Range
	2016		2015
	High	Low	High	Low
First quarter	$3.43	$2.90	$4.79	$3.20
Second quarter	$3.82	$2.17	$4.17	$2.50
Third quarter	$5.00	$2.52	$4.30	$3.30
Fourth quarter	$11.86	$4.04	$3.91	$3.14

Skyline has not paid any cash dividends on its common stock over the past two fiscal years. Skyline presently intends to retain future earnings, if any, for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of May 31, 2016, with respect to the Corporation’s Stock Incentive Plan under which our equity securities were authorized for issuance to directors, officers, employees and eligible independent contractors in exchange for consideration in the form of goods or services.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	225,000	$3.28	475,000
Equity compensation plans not approved by stockholders	—	—	—

Total	225,000	$3.28	475,000

Additional information regarding the Stock Incentive Plan is in Note 13 of Notes to Consolidated Financial Statements.

The name, address and phone number of the Corporation’s stock transfer agent and registrar is:

Computershare Trust Company, N.A.

P. O. Box 30170

College Station, TX 77842

(312) 588-4237

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has ten manufacturing facilities in nine states. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

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

Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2011	2012	2013	2014	2015
Industry	51,606	54,901	60,210	64,331	70,544
Percentage Increase		6.4%	9.7%	6.8%	9.7%
Corporation	1,880	1,848	2,205	2,678	2,872
Percentage Increase (Decrease)		(1.7%)	19.3%	21.5%	7.2%

Modular Housing
*Industry	12,202	13,290	14,020	13,844	13,974
Percentage Increase (Decrease)		8.9%	5.5%	(1.3%)	0.9%
**Corporation	347	382	350	477	341
Percentage Increase (Decrease)		10.1%	(8.4%)	36.3%	(28.5%)

Park Models
Industry	2,761	2,780	3,598	3,781	3,649
Percentage Increase (Decrease)		0.7%	29.4%	5.1%	(3.5%)
Corporation	170	138	171	307	380
Percentage Increase (Decrease)		(18.8%)	23.9%	79.5%	23.8%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

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

Discontinued Operations — (Continued)

The assets of the recreational vehicle segment disposed of in the Transaction include, but are not are limited to:

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

•

A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•

Evergreen had the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,631,000. Consequently, the Corporation incurred an approximate $910,000 charge in fiscal 2015 reflecting the reduction in value of the inventory plus inventory that will not be used by Evergreen. The Corporation received approximately $721,000 for inventory used by Evergreen.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value.

The following table summarizes the results of discontinued operations:

	Year Ended
	May 31,
	2016	2015
	(Dollars in thousands)
Net Sales	$71	$9,676

Operating loss of discontinued operations	$(195)	$(5,986)
Loss on disposal of discontinued operations	—	(240)

Loss before income taxes	(195)	(6,226)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(195)	$(6,226)

For fiscal 2016, Operating loss of discontinued operations is primarily the result of a charge for future warranty claim payments.

For fiscal 2015, loss on disposal of discontinued operations consisted of a $910,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

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

Fiscal 2016 Results

The Corporation experienced the following results during fiscal 2016:

•	Net sales from continuing operations were $211,774,000, an approximate 13 percent increase from the $186,985,000 reported in the same period a year ago.

•	Income from continuing operations for fiscal 2016 was $1,873,000 as compared to a loss of $4,188,000 for the same period a year ago.

•	Loss from discontinued operations, net of income taxes, was $195,000 for fiscal 2016 as compared to $6,226,000 for the same period a year ago.

•

Net income for fiscal 2016 was $1,678,000 as compared to a net loss of $10,414,000 for fiscal 2015. On a basic per share basis, net income was $.20 as compared to a net loss of $1.24 for the comparable period a year ago.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Corporation for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Corporation’s assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement. First Business Capital also agreed under the Loan Agreement to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit.

During the first quarter of fiscal 2016, the Corporation on two occasions did not meet a covenant requiring a monthly loss not exceeding $500,000. Consequently, the Corporation received in the second quarter a waiver of the defaults that occurred. In addition, the following modifications were made to the Loan Agreement.

A covenant specifying that a monthly loss not exceed $500,000 was modified to $1,500,000 for December 2015, $1,000,000 for January 2016, and $1,000,000 for February 2016. Following February 2016, the maximum monthly net loss as noted in the original Loan Agreement returns to $500,000 for March to May 2016, and $250,000 thereafter;

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

Subsequent to May 31, 2016, additional amendments were made to the Loan Agreement:

•	An increase in the capital expenditure limit for the fiscal year ended May 31, 2016 from $800,000 in the aggregate to $1,250,000 in the aggregate;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Secured Revolving Credit Facility — (Continued)

•

An increase in the capital expenditure limit for the fiscal year ending May 31, 2017 from $800,000 in the aggregate to $1,500,000 in the aggregate. In the absence of any subsequent amendment, the capital expenditure limit for subsequent fiscal years shall remain at $800,000 in the aggregate per fiscal year; and

•

A covenant specifying that a monthly net loss in fiscal 2017 not exceed $250,000 was increased to $500,000 for June 2016, $1,000,000 for July 2016, and $1,000,000 for December 2016. Such increases will be effective only for the months identified. In the absence of any subsequent amendment, the maximum monthly net loss for all other months of fiscal year 2017 and thereafter remain at $250,000.

Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms. The Corporation was in compliance with Loan Agreement covenants as of May 31, 2016.

Results of Operations — Fiscal 2016 Compared to Fiscal 2015

Net Sales and Unit Shipments

	2016	Percent	2015	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$174,523	82.4	$148,674	79.5	$25,849
Modular Housing	24,372	11.5	23,697	12.7	675
Park Models	12,879	6.1	14,614	7.8	(1,735)

Total Net Sales	$211,774	100.0	$186,985	100.0	$24,789

Unit Shipments
Manufactured Housing	3,217	82.2	2,691	78.6	526
Modular Housing	360	9.2	344	10.0	16
Park Models	337	8.6	391	11.4	(54)

Total Unit Shipments	3,914	100.0	3,426	100.0	488

Net sales increased approximately 13.3 percent. The increase was comprised of a 17.4 percent increase in manufactured housing net sales, a 2.8 percent increase in modular housing net sales, and a 11.9 percent decrease in park model net sales.

For fiscal 2016, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	May 31, 2016 Skyline	May 31, 2016 Industry
Manufactured Housing	19.5%	14.0%
Modular Housing	4.7%	Not available
Park Models	(13.8%)	(7.8%)
Total	14.2%	Not applicable

Management believes the lag in park model unit shipments relative to the park model industry is attributable to temporary softness in demand among the Corporation’s dealers, communities and campgrounds in the first half of the current year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Net Sales and Unit Shipments — (Continued)

Compared to the prior year, the average net sales price for manufactured housing and modular housing decreased 1.8 and 1.7 percent, respectively, as a result of homes sold with less square footage and fewer amenities. The average net sales price for park models increased 2.2 percent as a result of a price increase and product sold with greater square footage and additional amenities.

Cost of Sales

	2016	Percent of Net Sales	2015	Percent of Net Sales	Increase
	(Dollars in Thousands)
Cost of Sales	$188,461	89.0	$169,891	90.9	$18,570

Cost of sales, in dollars, increased as a result of increased net sales. As a percentage of net sales, cost of sales decreased primarily due to more effectively controlling material costs during the procurement and manufacturing process.

Selling and Administrative Expenses

	2016	Percent of Net Sales	2015	Percent of Net Sales	Decrease
	(Dollars in thousands)
Selling and administrative expenses	$21,120	10.0	$21,194	11.3	$74

Selling and administrative expenses decreased slightly as a result of increased sales-based compensation, performance-based compensation and increased marketing costs; which was more than offset by the absence of any expenses associated with the Special Committee of the Board of Directors in the current year as compared to approximately $248,000 in the same period last year and a $250,000 final payment received in the second quarter on a $536,000 account that had been fully reserved in the prior year. As a percentage of net sales, selling and administrative expenses declined due to total costs remaining relatively constant amid rising sales.

Gain on Sale of Idle Property, Plant and Equipment

In the fourth quarter of fiscal 2015, an idle housing facility located in Ocala, Florida was sold for a gain of $243,000.

Interest Expense

	2016	2015	Increase (Decrease)
	(Dollars in thousands)
Interest on life insurance policies loans	$223,000	$368,000	$(145,000)
Amortization on debt financing costs	82,000	13,000	69,000
Interest on secured revolving credit facility	15,000	—	15,000

	$320,000	$381,000	$(61,000)

Interest expense decreased primarily as the result of the repayment of $2,022,000 in life insurance loans in May 2015.

Interest Income

Interest income of $50,000 for fiscal 2015 consisted of interest received from a note receivable that was repaid in December 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Financial Summary by Quarter

	Financial Summary by Quarter
2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$48,742	$58,684	$47,697	$56,651	$211,774
Gross profit	4,643	7,227	4,810	6,633	23,313
Income (loss) from continuing operations	(895)	1,748	(514)	1,534	1,873
Income (loss) from discontinued operations, net of taxes	61	(42)	(6)	(208)	(195)
Net income (loss)	(834)	1,706	(520)	1,326	1,678
Basic (loss) income per share	(.10)	.20	(.06)	.16	.20

2015	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$49,604	$49,667	$38,109	$49,605	$186,985
Gross profit	4,041	5,158	2,338	5,557	17,094
Income (loss) from continuing operations	(1,209)	81	(2,911)	(149)	(4,188)
Loss from discontinued operations, net of taxes	(2,564)	(3,525)	(86)	(51)	(6,226)
Net loss	(3,773)	(3,444)	(2,997)	(200)	(10,414)
Basic loss per share	(.45)	(.41)	(.36)	(.02)	(1.24)

Liquidity and Capital Resources

	May 31,
	2016	2015	Increase
	(Dollars in thousands)
Cash	$7,659	$4,995	$2,664
Current assets, exclusive of cash	$28,159	$26,586	$1,573
Current liabilities	$18,031	$15,117	$2,914
Working capital	$17,787	$16,464	$1,323

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $3,853,000 and cash flow from investing activities decreasing $1,189,000. Current assets, exclusive of cash, increased mainly due to a $385,000 decrease in accounts receivable partially offset by a $2,262,000 increase in inventories. Accounts receivable declined as a result of the timing of payments from dealers and communities at May 31, 2016 as compared to May 31, 2015. Inventories increased as a result of increased production and homes awaiting shipment to dealers and communities at May 31, 2016 as compared to May 31, 2015.

Current liabilities increased primarily as a result of an $888,000 increase in accounts payable, a $992,000 increase in accrued salaries and wages, and a $1,024,000 increase in customer deposits. Accounts payable increased due to increased production and the timing of paying vendors at May 31, 2016 as compared to May 31, 2015. Accrued salaries and wages increased as a result of increased headcount and the timing of payments to employees at May 31, 2016 as compared to May 31, 2015. Customer deposits increased primarily due to increased deposits received from customers at May 31, 2016 as compared to May 31, 2015.

Capital expenditures totaled $1,132,000 for fiscal 2016 as compared to $473,000 for fiscal 2015. The increase is the result of building improvements, purchasing equipment for the newly-opened Indiana facility, and replacing equipment that had reached its full economic useful life.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

If necessary, the Corporation has the ability to borrow money under the Secured Revolving Credit Facility, and against the cash surrender value of certain life insurance policies. In addition, the Corporation anticipates that cash needs associated with discontinued operations will be insignificant in future periods other than $150,000 for estimated future warranty claim payments.

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

Deferred Tax Assets

Net deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The Corporation has a full valuation allowance against its deferred tax assets. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryfowards, state net operating loss carryfowards and temporary differences between financial and tax reporting. Additional information regarding the decrease in the valuation allowance is referenced in Note 10 of the Notes to Consolidated Financial Statements.

Revenue Recognition

The Corporation’s accounting for revenue recognition is referenced in Note 1 of the Notes to Consolidated Financial Statements.

Product Warranties

As referenced in Note 1 of the Notes to Consolidated Financial Statements, homes and park models are sold with a fifteen-month warranty. Estimated warranty costs are accrued at the time of sale based upon sales, historical claims experience and management’s judgment regarding anticipated rates of warranty claims. Significant changes in these factors could have a material impact on future results of operations.

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

Recently Issued Accounting Pronouncements — (Continued)

approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation will evaluate how this pronouncement will affect financial condition and results of operations.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted as of the beginning of an interim or annual period. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation) as of May 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

South Bend, Indiana

August 5, 2016

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
ASSETS
Current Assets:
Cash	$7,659	$4,995
Accounts receivable, less allowance for doubtful accounts of $0 in 2016 and $536 in 2015	15,153	15,288
Inventories	11,381	9,119
Workers’ compensation security deposit	1,294	1,732
Other current assets	331	447

Total Current Assets	35,818	31,581

Property, Plant and Equipment, at Cost:
Land	2,996	2,996
Buildings and improvements	36,624	36,280
Machinery and equipment	16,977	16,332

	56,597	55,608
Less accumulated depreciation	44,952	44,039

	11,645	11,569
Other Assets	7,515	7,289

Total Assets	$54,978	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

May 31, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,921	$3,033
Accrued salaries and wages	3,557	2,565
Accrued marketing programs	1,767	2,356
Accrued warranty	4,817	4,511
Customer deposits	1,521	497
Other accrued liabilities	2,448	2,155

Total Current Liabilities	18,031	15,117

Long-Term Liabilities:
Deferred compensation expense	5,002	5,237
Accrued warranty	2,500	2,400
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,814	11,949

Commitments and Contingencies — See Note 11
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,010	4,928
Retained earnings	85,555	83,877
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	25,133	23,373

Total Liabilities and Shareholders’ Equity	$54,978	$50,439

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Years Ended May 31, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	2016	2015
OPERATIONS
Net sales	$211,774	$186,985
Cost of sales	188,461	169,891

Gross profit	23,313	17,094
Selling and administrative expenses	21,120	21,194
Gain on sale of idle property, plant and equipment	—	243

Operating income (loss)	2,193	(3,857)
Interest expense	(320)	(381)
Interest income	—	50

Income (loss) from continuing operations before income taxes	1,873	(4,188)
Income tax expense	—	—

Income (loss) from continuing operations	1,873	(4,188)
Loss from discontinued operations, net of income taxes	(195)	(6,226)

Net income (loss)	$1,678	$(10,414)

Basic income (loss) per share	$.20	$(1.24)

Basic income (loss) share from continuing operations	$.22	$(.50)

Basic loss per share from discontinued operations	$(.02)	$(.74)

Weighted average number of basic common shares outstanding	8,391,244	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Shareholders’ Equity

For the Years Ended

May 31, 2016 and 2015

(Dollars in thousands)

	Common stock	Additional paid in capital	Retained earnings	Treasury stock	Total
Balance, June 1, 2014	$312	$4,928	$94,291	$(65,744)	$33,787
Net loss	—	—	(10,414)	—	(10,414)

Balance, May 31, 2015	312	4,928	83,877	$(65,744)	23,373
Net income	—	—	1,678	—	1,678
Share-based compensation	—	82	—	—	82

Balance, May 31, 2016	$312	$5,010	$85,555	$(65,744)	$25,133

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,678	$(10,414)
Adjustments to reconcile net income (loss) to Net cash from operating activities:
Depreciation	1,057	1,320
Amortization of debt financing costs	82	13
Reduction in inventory value of discontinued operations	—	910
Bad debt (recoveries) expense	(250)	536
Gain on sale of assets associated with discontinued operations	—	(670)
Gain on sale of idle property, plant and equipment	—	(243)
Share-based compensation	82	—
Change in assets and liabilities:
Accounts receivable	385	5,205
Inventories	(2,262)	1,301
Workers’ compensation security deposit	438	956
Other current assets	116	178
Accounts payable, trade	888	(2,106)
Accrued liabilities	2,026	(1,024)
Other, net	(387)	(297)

Net cash from operating activities	3,853	(4,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	—	1,631
Proceeds from sale of assets associated with discontinued operations	—	2,331
Proceeds from sale of idle property, plant and equipment	—	1,941
Purchase of property, plant and equipment	(1,132)	(473)
Other, net	(57)	125

Net cash from investing activities	(1,189)	5,555

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments related to debt financing costs	—	(234)
Repayment of life insurance loans	—	(2,022)

Net cash from financing activities	—	(2,256)

Net increase (decrease) in cash	2,664	(1,036)
Cash at beginning of year	4,995	6,031

Cash at end of year	$7,659	$4,995

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

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

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries of Skyline Homes, Inc., Homette Corporation and Layton Homes Corp. (the “Corporation”). All intercompany transactions have been eliminated. Certain prior year amounts related to assets and liabilities of discontinued operations, customer deposits and long-term accrued warranty have been reclassified to conform to current period presentation.

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

Accounts Receivable — Trade receivables are based on the amounts billed to dealers and communities. The Corporation does not accrue interest on any of its trade receivables. In fiscal 2015, a $536,000 allowance for doubtful accounts was established for an accounts receivable the Corporation had with one customer. The allowance for doubtful accounts was established due to uncertainty in the amount of money that will ultimately be collected. The allowance was reduced by a subsequent payment received of $250,000, and the remaining allowance and related accounts receivable were eliminated. Deposits from customers are classified as current liabilities.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

Workers’ Compensation Security Deposit — Workers’ compensation security deposit represents funds placed with the Corporation’s worker’s compensation insurance carrier to offset future medical net claims and benefits.

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

Property, Plant and Equipment — (Continued)

reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years. At May 31, 2016, undeveloped land in McMinnville, Oregon is presently for sale.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2016.

Warranty — The Corporation provides the retail purchaser of its homes and park models with a full fifteen-month warranty against defects in design, materials and workmanship. The warranties are backed by service departments located at the Corporation’s manufacturing facilities and an extensive field service system.

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

Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, losses in fiscal years 2008 to 2015 is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management maintains a full valuation allowance against its deferred tax assets. The Corporation reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Earnings per Share — Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Corporation’s Stock Incentive Plan and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The 225,000 stock options granted under the 2015 Stock Incentive Plan had no dilutive effect on earnings per share for the year ended May 31, 2016.

Consolidated statements of cash flows — The Corporation’s cash flows were not affected by income taxes in fiscal 2016 and 2015. Cash flows were affected by interest paid of approximately $237,000 in fiscal 2016. Cash flows were affected by interest paid of approximately $339,000 in fiscal 2015.

Recently issued accounting pronouncements — In February 2016, the Financial Accounting Standards Board, (FASB), issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation will evaluate how this pronouncement will affect financial condition and results of operations.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter.

Early application is permitted as of the beginning of an interim or annual period. The Corporation anticipates implementing this pronouncement without a material effect on financial condition and results of operations.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations.

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

The assets of the recreational vehicle segment disposed of in the Transaction include, but are not are limited to:

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

•

A separate cash payment of approximately $806,000, less prorated property taxes of approximately $73,000 and selling expenses of approximately $2,000, for the Bristol, Indiana manufacturing facility; and

•

Evergreen had the right, but not the obligation, to purchase the raw material inventory at 50 percent of the Corporation’s cost of approximately $1,631,000. Consequently, the Corporation incurred an approximate $910,000 charge in fiscal 2015 reflecting the reduction in value of the inventory plus inventory that will not be used by Evergreen. The Corporation received approximately $721,000 for inventory used by Evergreen.

In addition, under the Asset Purchase Agreement Evergreen will not assume or agree to pay, perform, or discharge any of the Corporation’s liabilities or obligations, which will remain the liabilities and obligations of the Corporation.

The Bristol facility, and assets other than raw material and finished goods inventories, was sold at approximately net book value.

The following table summarizes the results of discontinued operations:

	Year Ended
	2016	2015
	(Dollars in thousands)
Net Sales	$71	$9,676

Operating loss of discontinued operations	$(195)	$(5,986)
Loss on disposal of discontinued operations	—	(240)

Loss before income taxes	(195)	(6,226)
Income tax benefit	—	—

Loss from discontinued operations, net of taxes	$(195)	$(6,226)

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 2	Discontinued Operations — (Continued)

For fiscal 2016, Operating loss of discontinued operations is primarily the result of a charge for future warranty claim payments. For fiscal 2015, Loss on disposal of discontinued operations consisted of a $910,000 charge associated with the reduction in value of raw material inventory, less a gain of approximately $670,000 resulting from the sale of two idle recreational vehicle manufacturing facilities in Elkhart, Indiana to Forest River Manufacturing, LLC.

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

NOTE 3	Inventories

Total inventories from continuing operations consist of the following:

	May 31,
	2016	2015
	(Dollars in thousands)
Raw materials	$7,198	$5,828
Work in process	3,447	3,137
Finished goods	736	154

	$11,381	$9,119

NOTE 4	Note Receivable

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

NOTE 5	Gain on Sale of Property, Plant and Equipment

During the fourth quarter of fiscal 2015, an idle housing facility located in Ocala, Florida was sold for a gain of $243,000.

NOTE 6	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,885,000 and $6,677,000 at May 31, 2016 and 2015, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 7	Warranty

A reconciliation of accrued warranty is as follows:

	Year ended May 31,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of the period	$6,911	$5,697
Accruals for warranties	6,898	8,395
Settlements made during the period	(6,492)	(7,181)

Balance at the end of the period	7,317	6,911
Non-current balance	2,500	2,400

Accrued warranty	$4,817	$4,511

At May 31, 2016, the total current obligation for warranty and related expenses associated with discontinued operations is estimated to be $150,000 as compared $642,000 at May 31, 2015.

NOTE 8	Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent. Prepaid interest associated with the life insurance loans totaled approximately $88,000 at May 31, 2016 and May 31, 2015, respectively; which is recorded in Other current assets.

NOTE 9	Customer Concentration

During fiscal 2016, net sales of homes and park models to Sun Home Services, Inc. totaled approximately $22,231,000 or 10 percent of total net sales. During fiscal 2015, net sales to this customer totaled $20,187,000 or 11 percent of total net sales. No other individual customer in fiscal 2016 and 2015 had net sales greater than 10 percent of net total sales.

NOTE 10	Income Taxes

The Corporation had no federal and state income tax benefit or expense for the years ended May 31, 2016 and 2015.

The difference between the Corporation’s statutory federal income tax rate of 34 percent in fiscal 2016 and 2015, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year ended May 31,
	2016	2015
	(Dollars in thousands)
Income taxes at statutory federal rate	$637	$(1,424)
State income taxes	199	(45)
State net operating loss	252	(110)
New Energy Efficient Home Credit	(237)	(134)
(Decrease) increase in deferred tax assets valuation allowance	(1,031)	1,570
Other, net	180	143

Income tax expense	$—	$—

Effective tax rate	0%	0%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10	Income Taxes — (Continued)

Components of the net deferred tax assets include:

	May 31,
	2016	2015
	(Dollars in thousands)
Current deferred tax assets
Accrued marketing programs	$181	$144
Accrued warranty expense	1,901	1,800
Accrued workers’ compensation	1,011	886
Accrued vacation	346	325
Other	305	522

Gross current deferred tax assets	3,744	3,677

Noncurrent deferred tax assets
Liability for certain post-retirement benefits	1,850	2,017
Accrued warranty expense	987	958
Federal net operating loss carryforward	32,380	33,120
Federal tax credit carryforward	1,787	1,501
State net operating loss carryforward	7,717	8,133
Depreciation	714	668
Other	(171)	(167)

Gross noncurrent deferred tax assets	45,264	46,230

Total gross deferred tax assets	49,008	49,907
Valuation allowance	(49,008)	(49,907)

Net deferred tax assets	$—	$—

At May 31, 2016, the Corporation had gross federal net operating loss carryforwards of approximately $95 million and gross state net operating loss carryforwards of approximately $102 million. The federal net operating loss and tax credit carryforwards have a life expectancy of between twelve and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. For fiscal 2016, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $695,000 and state operating loss carryforwards of $191,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2012. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2016 and 2015.

The Corporation has no unrecognized tax benefits in its financial statements during fiscal years 2016 and 2015, and does not expect any significant changes related to unrecognized tax benefits in the twelve months following May 31, 2016.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2016 and 2015, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and recreational vehicle industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months.

The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $25 million at May 31, 2016 and approximately $60 million at May 31, 2015. At May 31, 2016 and May 31, 2015, the maximum potential repurchase liability, without reduction for the resale value of the repurchased units, associated with discontinued operations was approximately $0.2 million and $19 million, respectively. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at May 31, 2016 and May 31, 2015, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions.

The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2016 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods presented are as follows:

	Year ended May 31,
	2016	2015
	(Dollars in thousands)
Number of units repurchased	6	42
Obligations from units repurchased	$115	$689
Net losses on repurchased units	$50	$177

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

loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement. First Business Capital also agreed under the Loan Agreement to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit.

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

•	The limit for the lease, purchase or acquisition of any asset increased from $600,000 per year to $800,000 per year; and

•	The monthly bank assessment fee increased from .25% per annum to .35% per annum.

Subsequent to May 31, 2016, additional amendments were made to the Loan Agreement:

•	An increase in the capital expenditure limit for the fiscal year ended May 31, 2016 from $800,000 in the aggregate to $1,250,000 in the aggregate;

•

An increase in the capital expenditure limit for the fiscal year ending May 31, 2017 from $800,000 in the aggregate to $1,500,000 in the aggregate. In the absence of any subsequent amendment, the capital expenditure limit for subsequent fiscal years shall remain at $800,000 in the aggregate per fiscal year; and

•

A covenant specifying that a monthly net loss in fiscal 2017 not exceed $250,000 was increased to $500,000 for June 2016, $1,000,000 for July 2016, and $1,000,000 for December 2016. Such increases will be effective only for the months identified. In the absence of any subsequent amendment, the maximum monthly net loss for all other months of fiscal year 2017 and thereafter remain at $250,000.

Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms. The Corporation was in compliance with Loan Agreement covenants as of May 31, 2016.

NOTE 13	Stock-Based Compensation

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

During fiscal 2016, the Corporation granted 225,000 stock options at a weighted average exercise price per share of $3.28 and a weighted average grant-date fair value per share of $2.19 with a five year vesting period.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Stock-Based Compensation — (Continued)

Stock-based compensation expense for the fair value of the stock options vested during fiscal 2016 was approximately $82,000. There were no stock options that were either forfeited or expired during fiscal 2016.

At May 31, 2016, the intrinsic value of all options outstanding approximated $1,584,000 and had a weighted-average remaining contractual life of approximately nine years. Total unrecognized compensation expense related to stock-based awards outstanding at May 31, 2016 was $409,000 and is to be recorded over a weighted-average life of approximately four years.

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

The fair value of the options granted during fiscal 2016 were estimated at the date of grant using the following weighted average assumptions:

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

NOTE 14	Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2016 and 2015, the Corporation did not acquire any shares of its common stock.

NOTE 15	401(K) Plan

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not provide a matching contribution to the 401(k) Plan, but can make discretionary profit sharing contributions. No profit sharing contributions were made in fiscal 2016 and 2015.

NOTE 16	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	an employee in the event of retirement or disability to be paid over 10 years beginning at the date of retirement or disability

•	in the event of death, the employee’s beneficiary will receive the balance due the employee

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 16	Retirement and Death Benefit Plans — (Continued)

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 4.0 percent in fiscal 2016 and fiscal 2015. The current and non-current amounts accrued for such arrangements totaled $5,340,000 and $5,707,000 at May 31, 2016 and 2015, respectively. The amount charged to operations under these arrangements was approximately $10,000 and $161,000 in fiscal years 2016 and 2015, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2016, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended May 31, 2016 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Management of the Corporation has assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (Original Framework).

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management has concluded that the Corporation’s internal control over financial reporting was effective as of May 31, 2016. This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Item 9A.	Controls and Procedures. — (Continued)

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended May 31, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

In addition, on October 6, 2015 the Corporation’s Chief Executive Officer certified to NYSE MKT LLC that he was not aware of any violation by the Corporation of the NYSE MKT corporate governance listing standards as in effect on September 21, 2015. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Corporate Governance

The information required by Item 401 of Regulation S-K regarding the Corporation’s directors and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on September 19, 2016 (the “2016 Annual Meeting”) is incorporated by reference herein from the disclosures included under the captions “Proposal No. 1 — Election of Directors” and “Director Qualifications and Biographical Information” in the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting (the “2016 Proxy Statement”), which will be filed not later than 120 days after the end of the Corporation’s fiscal year ended May 31, 2016.

The information required by Item 407(c)(3) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance — Committees” in the 2016 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

Code of Ethics

The Corporation has Codes of Business Conduct and Ethics which apply to all employees, officers and directors. These Codes of Ethics are posted to Skyline’s website at www.skylinecorp.com and are available in paper form upon request to the Skyline Secretary.

Item 10.	Directors, Executive Officers and Corporate Governance. — (Continued)

Audit Committee and Audit Committee Financial Expert

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance — Committees” in the 2016 Proxy Statement.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation” in the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K.

Security Ownership

The information required by Item 403 of Regulation S-K is incorporated by reference herein from the disclosures included under the captions “Security Ownership of Management” and “Security Ownership of Certain Other Beneficial Owners” in the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation — Transactions With Related Persons” in the 2016 Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Director Independence and Executive Sessions” in the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from the disclosures included under the captions “Corporate Governance — Audit Fees,” “— Audit-Related Fees,” “— Tax Fees,” and “— All Other Fees” in the 2016 Proxy Statement.

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

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

2.1	Asset Purchase Agreement dated October 7, 2014 between Evergreen Recreational Vehicles, LLC and Skyline Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2014).
2.2	Real Property Purchase Agreement dated October 7, 2014 between Sky RE Holding LLC and Skyline Corporation (incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K filed on October 10, 2014).
3.1	Articles of Incorporation of Skyline Corporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report filed on Form 10-K Filed on August 26, 2015).
3.2	Amended and Restated By-Laws of Skyline Corporation (Amended and Restated as of June 25, 2015) (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on November 26, 2014).
10.2	Loan and Security Agreement dated March 20, 2015 between First Business Capital Corp., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.3	Note A dated March 20, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.4	Deed of Trust dated March 20, 2015 between Skyline Homes, Inc. and First American Title Insurance Company, as Trustee for the benefit of First Business Capital Corp. (relating to San Diego County, California property) (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.5	Deed of Trust dated March 20, 2015 between Skyline Homes, Inc. and First American Title Insurance Company, as Trustee for the benefit of First Business Capital Corp. (relating to Yolo County, California property) (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.6	Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Marion County, Florida property) (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.7	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Elkhart County, Indiana property) (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.8	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Cowley County, Kansas property) (incorporated by reference to Exhibit 10.7 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).

Item 15.	Exhibits, Financial Statement Schedules. — (Continued)

10.9	Open-End Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Tuscarawas County, Ohio property) (incorporated by reference to Exhibit 10.8 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.10	Deed of Trust dated March 20, 2015 between Homette Corporation and First Business Capital Corp. (relating to Yamhill County, Oregon property) (incorporated by reference to Exhibit 10.9 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.11	Open-End Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Lancaster County, Pennsylvania property) (incorporated by reference to Exhibit 10.10 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.12	Deed of Trust dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Tarrant County, Texas property) (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.13	Real Estate Mortgage dated March 20, 2015 between Skyline Corporation and First Business Capital Corp. (relating to Grant County, Wisconsin property) (incorporated by reference to Exhibit 10.12 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.14	Patent and Trademark Security Agreement dated March 20, 2015 between Skyline Corporation and First Business Capital Corp (incorporated by reference to Exhibit 10.13 of the registrant’s Current Report on Form 8-K filed on March 26, 2015).
10.15	First Amendment to Loan and Security Agreement and Waiver of Defaults dated October 14, 2015 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).
10.16	Second Amendment to Loan and Security Agreement dated June 28, 2016 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp.
10.17	Executive Employment Agreement dated June 25, 2015 between Richard Florea and Skyline Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 30, 2015). This exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
10.18	1989 Deferred Compensation Plan as Amended and Restated (incorporated by reference to Exhibit 10 of the registrant’s Quarterly Report on Form 10-Q for the period ending February 28, 2015, filed on April 3, 2015). This exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
10.19	Skyline Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015). This exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
21	Subsidiaries of Skyline Corporation.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Corporation’s Form 10-K for the fiscal year ended May 31, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

BY:	/s/ Richard W. Florea
Richard W. Florea
Chief Executive Officer

DATE: July 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President, Finance & Treasurer, Chief Financial Officer	July 25, 2016

BY	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	July 25, 2016

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	July 25, 2016

BY:	/s/ John C. Firth John C. Firth	Non-Executive Chairman of the Board	July 25, 2016

BY:	/s/ Jerry Hammes Jerry Hammes	Director	July 25, 2016

BY:	/s/ William H. Lawson William H. Lawson	Director	July 25, 2016

BY:	/s/ David T. Link David T. Link	Director	July 25, 2016

BY:	/s/ Samuel S. Thompson Samuel S. Thompson	Director	July 25, 2016