Form 10-Q
period 2016-08-31
SKYLINE CORP
filed 2016-10-13
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 13, 2016

Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,450	$7,659
Accounts receivable	14,834	15,153
Inventories	11,816	11,381
Workers’ compensation security deposit	1,038	1,294
Other current assets	965	331

Total Current Assets	37,103	35,818

Property, Plant and Equipment, at Cost:
Land	2,996	2,996
Buildings and improvements	37,094	36,624
Machinery and equipment	17,036	16,977

	57,126	56,597
Less accumulated depreciation	45,163	44,952

	11,963	11,645
Other Assets	7,493	7,515

Total Assets	$56,559	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	August 31, 2016	May 31, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$4,148	$3,921
Accrued salaries and wages	3,108	3,557
Accrued marketing programs	2,666	1,767
Accrued warranty	5,117	4,817
Customer deposits	1,277	1,521
Other accrued liabilities	2,564	2,448

Total Current Liabilities	18,880	18,031

Long-Term Liabilities:
Deferred compensation expense	4,959	5,002
Accrued warranty	2,500	2,500
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,771	11,814

Commitments and Contingencies – See Note 9
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,041	5,010
Retained earnings	86,299	85,555
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	25,908	25,133

Total Liabilities and Shareholders’ Equity	$56,559	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Three-Months Ended August 31, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	2016	2015
	(Unaudited)
OPERATIONS
Net sales	$61,176	$48,742
Cost of sales	54,596	44,099

Gross profit	6,580	4,643
Selling and administrative expenses	5,750	5,459

Operating income (loss)	830	(816)
Interest expense	(86)	(79)

Income (loss) from continuing operations before income taxes	744	(895)
Income tax expense	—	—

Income (loss) from continuing operations	744	(895)
Income from discontinued operations, net of taxes	—	61

Net income (loss)	$744	$(834)

Basic and diluted income (loss) per share	$.09	$(.10)

Basic and diluted income (loss) per share from continuing operations	$.09	$(.11)

Basic and diluted income (loss) per share from discontinued operations	$—	$.01

Weighted average number of common shares outstanding:
Basic	8,391,244	8,391,244

Diluted	8,498,192	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended August 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$744	$(834)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	251	257
Amortization of debt financing costs	26	19
Share-based compensation	31	—
Change in assets and liabilities:
Accounts receivable	319	3,137
Inventories	(435)	(1,429)
Workers’ compensation security deposit	256	717
Other current assets	(634)	(1,093)
Accounts payable, trade	227	624
Accrued liabilities	622	464
Other, net	(41)	(107)

Net cash from operating activities	1,366	1,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(569)	(70)
Other, net	(6)	(8)

Net cash from investing activities	(575)	(78)

Net increase in cash	791	1,677
Cash at beginning of period	7,659	4,995

Cash at end of period	$8,450	$6,672

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of August 31, 2016, in addition to the consolidated results of operations and cash flows for the three-month periods ended August 31, 2016 and 2015. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2016 and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

NOTE 2	Recently Issued Accounting Pronouncements

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted as of the beginning of an interim or annual period. The Corporation implemented this pronouncement in the first quarter of fiscal 2017 without a material effect on financial condition and results of operations.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3    Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended August 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
Net Sales	$—	$21

Operating income of discontinued operations	$—	$61

Income before income taxes	—	61
Income tax expense	—	—

Income from discontinued operations, net of taxes	$—	$61

NOTE 4	Inventories

Total inventories consist of the following:

	August 31, 2016	May 31, 2016
	(Unaudited)
	(Dollars in thousands)
Raw materials	$7,635	$7,198
Work in process	3,194	3,447
Finished goods	987	736

	$11,816	$11,381

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,894,000 and $6,885,000 at August 31, 2016 and May 31, 2016, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty is as follows:

	Three-Months Ended August 31,
	2016	2015
	(Unaudtied)
	(Dollars in thousands)
Balance at the beginning of the period	$7,317	$6,911
Accruals for warranties	1,848	1,545
Settlements made during the period	(1,548)	(1,574)

Balance at the end of the period	7,617	6,882
Non-current balance	2,500	2,400

Accrued warranty	$5,117	$4,482

At August 31, 2016, the total current obligation for warranty and related expenses associated with discontinued operations is estimated to be $126,000 as compared to $150,000 at May 31, 2016.

NOTE 7	Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent.

NOTE 8	Income Taxes

At August 31, 2016, the Corporation’s gross deferred tax assets of approximately $48.7 million consist of approximately $32.0 million in federal net operating loss and tax credit carryforwards, $7.7 million in state net operating loss carryforwards and $9.0 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. For the three months ended August 31, 2016, the Corporation utilized previously fully-reserved federal net operating loss carryforwards of $345,000 and state operating loss carryforwards of $63,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies

The Corporation was contingently liable at August 31, 2016 and May 31, 2016, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $28 million at August 31, 2016 and approximately $25 million at May 31, 2016. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at August 31, 2016 and May 31, 2016, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at August 31, 2016 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units and incurred net losses for the periods presented are as follows:

Three-Months Ended August 31,
	2016	2015
(Unaudited)
(Dollars in thousands)
Number of units repurchased	—	—
Obligations from units repurchased	$—	$—
Net losses on repurchased units	$—	$—

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9	Commitments and Contingencies — (Continued)

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

NOTE 10	Secured Revolving Credit Facility

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

During the first quarter of fiscal 2017, the following additional amendments were made to the Loan Agreement:

•	An increase in the capital expenditure limit for the fiscal year ending May 31, 2017 from $800,000 in the aggregate to $1,500,000 in the aggregate. In the absence of any subsequent amendment, the capital expenditure limit for subsequent fiscal years shall remain at $800,000 in the aggregate per fiscal year; and

•	A covenant specifying that a monthly net loss in fiscal 2017 not exceed $250,000 was increased to $500,000 for June 2016, $1,000,000 for July 2016, and $1,000,000 for December 2016. Such increases will be effective only for the months identified. In the absence of any subsequent amendment, the maximum monthly net loss for all other months of fiscal year 2017 and thereafter remain at $250,000.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10	Secured Revolving Credit Facility — (Continued)

Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms. The Corporation was in compliance with Loan Agreement covenants as of August 31, 2016.

NOTE 11	Stock-Based Compensation

On June 25, 2015, the Corporation’s Board of Directors approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. The Plan was subsequently approved by shareholders at the Corporation’s annual shareholder meeting on September 21, 2015. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten year life at which time the options expires.

The following table summarizes option activity for the three months ended August 31, 2016:

Number of Shares
Outstanding at May 31, 2016	225,000
Granted	25,000

Outstanding at August 31, 2016	250,000

Vested and exercisable options at August 31, 2016	40,000

Weighted average exercise price per share of vested and exercisable options	$3.12

Non-vested options at August 31, 2016	210,000

Weighted average grant-date fair value per share of non-vested options	$2.67

Stock-based compensation expense for the fair value of the stock options vested during the first quarter of 2017 was approximately $31,000. At August 31, 2016, the intrinsic value of all options outstanding approximated $2,029,000 and had a weighted-average remaining contractual life of approximately nine years. In addition, the intrinsic value of all vested and exercisable options outstanding approximated $355,000 and had a remaining contractual life of approximately nine years. Total unrecognized compensation expense related to stock-based awards outstanding at August 31, 2016 was $530,000 and is to be recorded over a weighted-average life of approximately four years.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Stock-Based Compensation— (Continued)

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

The fair value of the options granted during the first quarter of fiscal 2017 were estimated at the date of grant using the following weighted average assumptions:

Volatility	66.0%
Risk-free interest rate	1.47%
Expected option life in years	7.50
Dividend yield	0%

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

NOTE 12	Earnings Per Share

Basic earnings per common share is computed based on the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed based on the combination of dilutive common share equivalents, comprised of shares issuable under the Corporation’s Stock Incentive Plan and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Earnings Per Share — (Continued)

	Three Months Ended
	August 31, 2016	August 31, 2015
Net income (loss)	$744	$(834)

Weighted average share outstanding:
Basic	8,391,244	8,391,244
Common stock equivalents – treasury stock method	106,948	—

Diluted	8,498,192	8,391,244
Net income (loss) per share:
Basic	$.09	$(.10)

Diluted	$.09	$(.10)

There were 13,716 and 129,139 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended August 31, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has ten manufacturing facilities in nine states; including a facility in Elkhart, Indiana that commenced operations in June 2016. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

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

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2011	2012	2013	2014	2015

Industry	51,606	54,901	60,210	64,331	70,544
Percentage Increase		6.4%	9.7%	6.8%	9.7%

Corporation	1,880	1,848	2,205	2,678	2,872
Percentage Increase (Decrease)		(1.7%)	19.3%	21.5%	7.2%

Modular Housing

*Industry	12,202	13,290	14,020	13,844	13,974
Percentage Increase (Decrease)		8.9%	5.5%	(1.3%)	0.9%

**Corporation	347	382	350	477	341
Percentage Increase (Decrease)		10.1%	(8.4%)	36.3%	(28.5%)

Park Models

Industry	2,761	2,780	3,598	3,781	3,649
Percentage Increase (Decrease)		0.7%	29.4%	5.1%	(3.5%)

Corporation	170	138	171	307	380
Percentage Increase (Decrease)		(18.8%)	23.9%	79.5%	23.8%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

First Quarter Fiscal 2017 Results

The Corporation experienced the following results during the first quarter of fiscal 2017:

•	Net sales were $61,176,000, an approximate 25.5 percent increase from the $48,763,000 reported in the same period a year ago.

•	Income from continuing operations was $744,000 as compared to a loss of $895,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to income of $61,000 for the same period a year ago.

•	Net income for fiscal 2017 was $744,000 as compared to a net loss of $834,000 for fiscal 2016. On a basic per share basis, net income was $.09 as compared to a net loss of $.10 for the comparable period a year ago.

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended August 31,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
Net Sales	$—	$21

Operating (loss) of discontinued operations	—	$61

Income before income taxes	—	61
Income tax expense	—	—

Income from discontinued operations, net of taxes	$—	$61

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

During the first quarter of fiscal 2017, the following additional amendments were made to the Loan Agreement:

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

Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms. The Corporation was in compliance with Loan Agreement covenants as of August 31, 2016.

Recently Issued Accounting Pronouncements

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted as of the beginning of an interim or annual period. The Corporation implemented this pronouncement in the first quarter of fiscal 2017 without a material effect on financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended August 31, 2016 Compared to Three-Month Period Ended August 31, 2015

Net Sales and Unit Shipments

	2016	Percent	2015	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$49,757	81.3	$39,931	81.9	$9,826
Modular Housing	7,145	11.7	6,683	13.7	462
Park Models	4,274	7.0	2,128	4.4	2,146

Total Net Sales	$61,176	100.0	$48,742	100.0	$12,434

Unit Shipments
Manufactured Housing	948	81.9	730	82.1	218
Modular Housing	97	8.4	104	11.7	(7)
Park Models	112	9.7	55	6.2	57

Total Unit Shipments	1,157	100.0	889	100.0	268

Net sales increased approximately 25.5 percent. The increase was comprised of a 24.6 percent increase in manufactured housing net sales, a 6.9 percent increase in modular housing net sales, and a 100.8 percent increase in park model net sales. Current year net sales includes approximately $2,086,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016.

For the first quarter of fiscal 2017, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	Skyline	Industry
Manufactured Housing	29.9%	8.2%
Modular Housing	(6.7%)	Not Available
Park Models	103.6%	11.3%
Total	30.1%	Not Available

Compared to the prior year, the average net sales price for manufactured housing and park models decreased 4.0 and 1.4 percent, respectively, primarily as a result of homes sold with less square footage and fewer amenities and was partially offset by a price increase. The average net sales price for modular housing increased 14.6 percent as a result of a price increase and product sold with greater square footage and additional amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Cost of Sales

	August 31, 2016	Percent of Net Sales	August 31, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$54,596	89.2	$44,099	90.5	$10,497

Cost of sales, in dollars, increased primarily as a result of increased net sales. In addition, current year cost of sales includes approximately $2,645,000 attributable to the Elkhart, Indiana facility; a portion of which were costs associated with startup inefficiencies. As a percentage of net sales, cost of sales decreased due to more effectively controlling material costs during the procurement and manufacturing process, and certain manufacturing expenses being fixed amid rising sales.

Selling and Administrative Expenses

	August 31, 2016	Percent of Net Sales	August 31, 2015	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,750	9.4	$5,459	11.2	$291

Selling and administrative expenses increased as a result of increased sales-based compensation and performance-based compensation. In addition, current year selling and administrative expenses includes approximately $172,000 attributable to the Elkhart, Indiana facility. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Interest Expense

	August 31, 2016	August 31, 2015	Increase
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$56,000	$56,000	$—
Amortization on debt financing costs	26,000	19,000	7,000
Interest on secured revolving credit facility	4,000	4,000	—

	$86,000	$79,000	$7,000

Interest expense increased as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	August 31, 2016	May 31, 2016	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$8,450	$7,659	$791
Current assets, exclusive of cash	$28,653	$28,159	$494
Current liabilities	$18,880	$18,031	$849
Working capital	$18,223	$17,787	$436

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $1,366,000 and cash flow from investing activities decreasing $575,000. The increase in Other Current assets, exclusive of cash, resulted primarily from $634,000 of annual insurance premiums paid during the first quarter or fiscal 2017.

Current liabilities increased primarily as a result of an $899,000 increase in accrued marketing programs. Accrued marketing programs rose as a result of accruals for an ongoing marketing program for manufactured housing customers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $569,000 for the first quarter of fiscal 2017 as compared to $70,000 for the first quarter of fiscal 2016. The increase is the result of building improvements, purchasing equipment for the Elkhart, Indiana facility, and replacing equipment that had reached its full economic useful life.

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

Whether actual results will conform to management’s expectations and predictions is subject to a number of known and unknown risks and uncertainties, including the following:

•	Consumer confidence and economic uncertainty;

•	Availability of wholesale and retail financing;

•	The health of the U.S. housing market as a whole;

•	Regulations pertaining to the housing and park model industries;

•	The cyclical nature of the manufactured housing and park model industries;

•	General or seasonal weather conditions affecting sales;

•	Potential impact of natural disasters on sales and raw material costs;

•	Potential periodic inventory adjustments by independent retailers;

•	Interest rate levels;

•	Impact of inflation;

•	Impact of labor costs;

•	Competitive pressures on pricing and promotional costs;

•	Catastrophic events impacting insurance costs;

•	The availability of insurance coverage for various risks to the Corporation;

•	Market demographics; and

•	Management’s ability to attract and retain executive officers and key personnel.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of August 31, 2016, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended August 31, 2016 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended August 31, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2016.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

10.1	Second Amendment to Loan and Security Agreement dated June 28, 2016 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes, Inc., and First Business Capital Corp. (incorporated by reference to Exhibit 10.16 of the registrant’s Current Report on Form 10-K filed on August 5, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended August 31, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE:	October 13, 2016	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE:	October 13, 2016	/s/ Martin R. Fransted
Martin R. Fransted
Controller