Form 10-Q
period 2016-11-30
SKYLINE CORP
filed 2017-01-12
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 12, 2017
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,902	$7,659
Accounts receivable	15,823	15,153
Inventories	11,956	11,381
Workers’ compensation security deposit	690	1,294
Other current assets	1,048	331

Total Current Assets	38,419	35,818

Property, Plant and Equipment, at Cost:
Land	2,996	2,996
Buildings and improvements	37,207	36,624
Machinery and equipment	17,142	16,977

	57,345	56,597
Less accumulated depreciation	45,423	44,952

	11,922	11,645
Other Assets	7,386	7,515

Total Assets	$57,727	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	November 30, 2016	May 31, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$4,013	$3,921
Accrued salaries and wages	3,507	3,557
Accrued marketing programs	3,638	1,767
Accrued warranty	5,379	4,817
Customer deposits	1,332	1,521
Other accrued liabilities	2,756	2,448

Total Current Liabilities	20,625	18,031

Long-Term Liabilities:
Deferred compensation expense	4,946	5,002
Accrued warranty	2,500	2,500
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,758	11,814

Commitments and Contingencies – See Note 8
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,072	5,010
Retained earnings	85,704	85,555
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	25,344	25,133

Total Liabilities and Shareholders’ Equity	$57,727	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Three-Months and Six-Months Ended November 30, 2016 and 2015

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$64,226	$58,684	$125,402	$107,426
Cost of sales	58,996	51,457	113,592	95,556

Gross profit	5,230	7,227	11,810	11,870
Selling and administrative expenses	5,739	5,400	11,489	10,859

Operating (loss) income	(509)	1,827	321	1,011
Interest expense	(86)	(79)	(172)	(158)

(Loss) income from continuing operations before income taxes	(595)	1,748	149	853
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(595)	1,748	149	853
(Loss) income from discontinued operations, net of taxes	—	(42)	—	19

Net (loss) income	$(595)	$1,706	$149	$872

Basic and diluted (loss) income per share	$(.07)	$.20	$.02	$.10

Basic and diluted (loss) income per share from continuing operations	$(.07)	$.21	$.02	$.10

Basic and diluted income (loss) per share from discontinued operations	$—	$(.01)	$—	$—

Weighted average number of common shares outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244

Diluted	8,391,244	8,391,244	8,512,903	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Months Ended November 30, 2016 and 2015

(Dollars in thousands)

	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149	$872
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	511	520
Amortization of debt financing costs	51	39
Share-based compensation	62	35
Change in assets and liabilities:
Accounts receivable	(670)	979
Inventories	(575)	(1,640)
Workers’ compensation security deposit	604	940
Other current assets	(717)	(923)
Accounts payable, trade	92	111
Accrued liabilities	2,502	1,329
Other, net	46	(183)

Net cash from operating activities	2,055	2,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(787)	(245)
Other, net	(25)	(25)

Net cash from investing activities	(812)	(270)

Net increase in cash	1,243	1,809
Cash at beginning of period	7,659	4,995

Cash at end of period	$8,902	$6,804

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of November 30, 2016, in addition to the consolidated results of operations and cash flows for the three-month and six-month periods ended November 30, 2016 and 2015. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

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

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$—	$45	$—	$66

Operating (loss) income of discontinued operations	$—	$(42)	$—	$19

(Loss) income before income taxes	—	(42)	—	19
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$—	$(42)	$—	$19

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3 Inventories

Total inventories consist of the following:

	November 30, 2016	May 31, 2016
	(Unaudited)
	(Dollars in thousands)
Raw materials	$8,302	$7,198
Work in process	3,364	3,447
Finished goods	290	736

	$11,956	$11,381

NOTE 4 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,914,000 and $6,885,000 at November 30, 2016 and May 31, 2016, respectively.

NOTE 5 Warranty

A reconciliation of accrued warranty is as follows:

	Six-Months Ended
	November 30,
	2016	2015
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$7,317	$6,911
Accruals for warranties	3,842	3,439
Settlements made during the period	(3,280)	(3,332)

Balance at the end of the period	7,879	7,018
Non-current balance	2,500	2,400

Accrued warranty	$5,379	$4,618

At November 30, 2016, the total current obligation for warranty and related expenses associated with discontinued operations is estimated to be $117,000 as compared to $150,000 at May 31, 2016.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6 Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent.

NOTE 7 Income Taxes

At November 30, 2016, the Corporation’s gross deferred tax assets of approximately $48.8 million consist of approximately $33.8 million in federal net operating loss and tax credit carryforwards, $7.6 million in state net operating loss carryforwards and $7.4 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

For the six months ended November 30, 2016, the Corporation utilized previously fully-reserved federal and state net deferred tax assets of $127,000 and $86,000, respectively, and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

NOTE 8 Commitments and Contingencies

The Corporation was contingently liable at November 30, 2016 and May 31, 2016, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $25 million at November 30, 2016 and May 31, 2016. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at November 30, 2016 and May 31, 2016, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 8 Commitments and Contingencies — (Continued)

This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at November 30, 2016 will not be material to its financial position or results of operations. There were no obligations or incurred net losses from repurchased units for the three and six month periods ended November 30, 2016 and 2015.

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

In November 2016 the Corporation did not meet a covenant requiring a monthly loss not to exceed $250,000. The inability to meet this covenant represents an event of default, which if not cured and waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to November 30, 2016, the Corporation received a waiver for the default that occurred in the second quarter. In addition, the Loan Agreement was modified to eliminate the monthly maximum Net Loss covenant effective with the fiscal month ended December 31, 2016. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

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

The following table summarizes option activity for the six months ended November 30, 2016:

Number of Shares
Outstanding at May 31, 2016	225,000
Granted	25,000

Outstanding at November 30, 2016	250,000

Vested and exercisable options at November 30, 2016	40,000

Weighted average exercise price per share of vested and exercisable options	$3.12

Non-vested options at November 30, 2016	210,000

Weighted average grant-date fair value per share of non-vested options	$2.67

Stock-based compensation expense for the fair value of the stock options vested during the second quarter of 2017 was approximately $31,000 and $62,000 for the first half of fiscal 2017. At November 30, 2016, the intrinsic value of all options outstanding approximated $2,229,000 and had a weighted-average remaining contractual life of approximately nine years. In addition, the intrinsic value of all vested and exercisable options outstanding approximated $387,000 and had a remaining contractual life of approximately nine years. Total unrecognized compensation expense related to stock-based awards outstanding at November 30, 2016 was $499,000 and is to be recorded over a weighted-average life of approximately four years.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10 Stock-Based Compensation — (Continued)

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

The fair value of the options granted during the first half of fiscal 2017 were estimated at the date of grant using the following weighted average assumptions:

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

NOTE 11 Earnings Per Share

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11 Earnings Per Share — (Continued)

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
Net income (loss)	$(595)	$1,706	$149	$872

Weighted average share outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244
Common stock equivalents—treasury stock method	—	—	121,659	—

Diluted	8,391,244	8,391,244	8,512,903	8,391,244
Net income (loss) per share:
Basic	$(.07)	$.20	$.02	$.10

Diluted	$(.07)	$.20	$.02	$.10

For the second quarters of fiscal 2017 and fiscal 2016, there were 139,532 and 119,225 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share, respectively. There were 8,727 and 121,217 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six months ended November 30, 2016 and 2015, respectively.

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

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2011	2012	2013	2014	2015
Industry	51,606	54,901	60,210	64,331	70,544
Percentage Increase		6.4%	9.7%	6.8%	9.7%
Corporation	1,880	1,848	2,205	2,678	2,872
Percentage Increase (Decrease)		(1.7%)	19.3%	21.5%	7.2%
Modular Housing
*Industry	12,202	13,290	14,020	13,844	13,974
Percentage Increase (Decrease)		8.9%	5.5%	(1.3%)	0.9%
**Corporation	347	382	350	477	341
Percentage Increase (Decrease)		10.1%	(8.4%)	36.3%	(28.5%)
Park Models
Industry	2,761	2,780	3,598	3,781	3,649
Percentage Increase (Decrease)		0.7%	29.4%	5.1%	(3.5%)
Corporation	170	138	171	307	380
Percentage Increase (Decrease)		(18.8%)	23.9%	79.5%	23.8%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Fiscal 2017 Second Quarter and First Half Results

The Corporation experienced the following results during the second quarter of fiscal 2017:

•	Net sales were $64,226,000, an approximate 9.4 percent increase from the $58,684,000 reported in the same period a year ago.

•	Loss from continuing operations was $595,000 as compared to income of $1,748,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to a loss of $42,000 for the same period a year ago.

•	Net loss for fiscal 2017 was $595,000 as compared to net income of $1,706,000 for fiscal 2016. On a basic per share basis, net loss was $.07 as compared to a net income of $.20 for the comparable period a year ago.

The Corporation experienced the following results during the first half of fiscal 2017:

•	Net sales were $125,402,000, an approximate 16.7 percent increase from the $107,426,000 reported in the same period a year ago.

•	Income from continuing operations was $149,000 as compared to income of $853,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to income of $19,000 for the same period a year ago.

•	Net income for fiscal 2017 was $149,000 as compared to a net income of $872,000 for fiscal 2016. On a basic per share basis, net income was $.02 as compared to a net income of $.10 for the comparable period a year ago.

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Six-Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
	(Unaudited)
	(Dollars in thousands)
Net Sales	$—	$45	$—	$66

Operating (loss) income of discontinued operations	—	$(42)	—	$19

(Loss) income before income taxes	—	(42)	—	19
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$—	$(42)	$—	$19

Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement. First Business Capital also agreed under the Loan Agreement to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit. . In November 2016 the Corporation did not meet a covenant requiring a monthly loss not to exceed $250,000. The inability to meet this covenant represents an event of default, which if not cured and waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to November 30, 2016, the Corporation received a waiver for the default that occurred in the second quarter. In addition, the Loan Agreement was modified to eliminate the monthly maximum Net Loss covenant effective with the fiscal month ended December 31, 2016. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2016 Compared to Three-Month Period Ended November 30, 2015

Net Sales and Unit Shipments
	November 30,		November 30,		Increase
	2016	Percent	2015	Percent	(Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$54,207	84.4	$48,660	82.9	$5,547
Modular Housing	6,718	10.5	7,904	13.5	(1,186)
Park Models	3,301	5.1	2,120	3.6	1,181

Total Net Sales	$64,226	100.0	$58,684	100.0	$5,542

Unit Shipments
Manufactured Housing	1,037	84.8	900	84.0	137
Modular Housing	100	8.2	114	10.6	(14)
Park Models	85	7.0	57	5.4	28

Total Unit Shipments	1,222	100.0	1,071	100.0	151

Net sales increased approximately 9.4 percent. The increase was comprised of a 11.4 percent increase in manufactured housing net sales, a 15.0 percent decrease in modular housing net sales, and a 55.7 percent increase in park model net sales. Current year net manufactured housing sales includes approximately $4,168,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016. Modular net sales declined primarily due to decreased need from Midwest-based dealers as manufactured housing products are able to satisfy demand from retail customers. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	November 30, 2016	October 31, 2016
	Skyline	Industry
Manufactured Housing	15.2%	11.9%
Modular Housing	(12.3%)	Not Available
Park Models	49.1%	5.4%
Total	14.1%	Not Available

Compared to the prior year, the average net sales price for manufactured housing and modular housing decreased 3.3 and 3.1 percent, respectively, primarily as a result of homes sold with less square footage and fewer amenities and was partially offset by a price increase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2016 Compared to Three-Month Period Ended November 30, 2015

Net Sales and Unit Shipments — (Continued)

The average sales price for park models increased 4.4 percent as a result of a price increase and product sold with greater square footage and additional amenities.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of
	2016	Net Sales	2015	Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$58,996	91.9	$51,457	87.7	$7,539

Cost of sales, in dollars, increased primarily as a result of increased net sales. In addition, current year cost of sales includes approximately $4,524,000 attributable to the ongoing operation of the Elkhart, Indiana facility as the Corporation re-establishes a presence in the Central Great Lakes region of the Midwest market. As a percentage of net sales, cost of sales increased primarily due to higher labor costs associated with hiring and training employees at facilities which are increasing production output. In addition, increased employee inexperience resulted in higher workers compensation costs for the period.

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2016	Net Sales	2015	Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,739	8.9	$5,400	9.2	$339

Selling and administrative expenses increased as a result of $194,000 in costs associated with the Elkhart, Indiana facility. In addition, the Corporation benefitted in prior year from a $250,000 final payment received in the second quarter on an account that had been previously fully reserved. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended November 30, 2016 Compared to Three-Month Period Ended November 30, 2015

Interest Expense

	November 30,	November 30,	Increase
	2016	2015	(Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$55	$56	$(1)
Amortization on debt financing costs	26	20	6
Interest on secured revolving credit facility	5	3	2

	$86	$79	$7

Interest expense primarily increased as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Results of Operations – Six Month Period Ended November 30, 2016 Compared to Six-Month Period Ended November 30, 2015

Net Sales and Unit Shipments

	November 30,		November 30,		Increase
	2016	Percent	2015	Percent	(Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$103,964	82.9	$88,591	82.4	$15,373
Modular Housing	13,863	11.1	14,587	13.6	(724)
Park Models	7,575	6.0	4,248	4.0	3,327

Total Net Sales	$125,402	100.0	$107,426	100.0	$17,976

Unit Shipments
Manufactured Housing	1,985	83.4	1,630	83.2	355
Modular Housing	197	8.3	218	11.1	(21)
Park Models	197	8.3	112	5.7	85

Total Unit Shipments	2,379	100.0	1,960	100.0	419

Net sales increased approximately 16.7 percent. The increase was comprised of a 17.4 percent increase in manufactured housing net sales, a 5.0 percent decrease in modular housing net sales, and a 78.3 percent increase in park model net sales. Current year net manufactured housing sales includes approximately $6,254,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016. Modular net sales declined primarily due to decreased need from Midwest-based dealers as manufactured housing products are able to satisfy demand from retail customers. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six Month Period Ended November 30, 2016 Compared to Six-Month Period Ended November 30, 2015

Net Sales and Unit Shipments — (Continued)

For the following six-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	November 30, 2016	October 31, 2016
	Skyline	Industry
Manufactured Housing	21.8%	10.1%
Modular Housing	(9.6%)	Not Available
Park Models	75.9%	5.4%
Total	21.4%	Not Available

Compared to the prior year, the average net sales price for manufactured housing decreased 3.6 primarily as a result of homes sold with less square footage and fewer amenities and was partially offset by a price increase. The average net sales price for modular housing and park models increased 5.2 and 1.4 percent, respectively, as a result of a price increase and product sold with greater square footage and additional amenities.

Cost of Sales

	November 30,	Percent of	November 30,	Percent of
	2016	Net Sales	2015	Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$113,592	90.6	$95,556	89.0	$18,036

Cost of sales, in dollars, increased primarily as a result of increased net sales. In addition, current year cost of sales includes approximately $7,169,000 attributable to the startup and ongoing operation of the Elkhart, Indiana facility as the Corporation re-establishes a presence in the Central Great Lakes region of the Midwest market. As a percentage of net sales, cost of sales increased primarily due to higher labor costs associated with hiring and training employees at facilities which are increasing production output. In addition, increased employee inexperience resulted in higher workers compensation costs for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six Month Period Ended November 30, 2016 Compared to Six-Month Period Ended November 30, 2015

Selling and Administrative Expenses

	November 30,	Percent of	November 30,	Percent of
	2016	Net Sales	2015	Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$11,489	9.2	$10,859	10.1	$630

Selling and administrative expenses increased as a result of $366,000 in costs associated with the Elkhart, Indiana facility. In addition, the Corporation benefitted in prior year from a $250,000 final payment received in the second quarter on an account that had been previously fully reserved. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Interest Expense

	November 30,	November 30,
	2016	2015	Increase
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$112	$112	$—
Amortization on debt financing costs	51	39	12
Interest on secured revolving credit facility	9	7	2

	$172	$158	$14

Interest expense increased primarily as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Liquidity and Capital Resources

	November 30, 2016	May 31, 2016	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$8,902	$7,659	$1,243
Current assets, exclusive of cash	$29,517	$28,159	$1,358
Current liabilities	$20,625	$18,031	$2,594
Working capital	$17,794	$17,787	$7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

As noted in the Consolidated Statements of Cash Flows, cash increased due to cash flow from operating activities increasing $2,055,000 and cash flow from investing activities decreasing $812,000. Current assets, exclusive of cash, increased primarily due to a $670,000 increase in Accounts receivable, a $575,000 increase in Inventories, and a $717,000 increase in Other current assets; offset by a $604,000 decrease in Workers’ compensation security deposit. Accounts receivable increased as a result of the timing of payments from dealers and communities at November 30, 2016 as compared to May 31, 2016. Inventories rose primarily due to increased stocking at the Elkhart, Indiana facility at November 30, 2016 as compared to May 31, 2016. Other current assets increased primarily as a result of annual insurance premiums paid during the first quarter of fiscal 2017. Workers’ compensation security deposit decreased to fund workers compensation claims for the current fiscal year.

Current liabilities increased primarily as a result of a $562,000 increase in Accrued warranty and a $1,871,000 increase in accrued marketing programs. Accrued warranty rose due to increased unit sales. Accrued marketing programs rose as a result of accruals for an ongoing marketing program for manufactured housing customers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $787,000 for the first half of fiscal 2017 as compared to $245,000 for the first half of fiscal 2016. The increase is the result of building improvements, purchasing equipment for the Elkhart, Indiana facility, and replacing equipment that had reached its full economic useful life.

In November 2016 the Corporation did not meet a covenant requiring a monthly loss not to exceed $250,000. The inability to meet this covenant represents an event of default, which if not cured and waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to November 30, 2016, the Corporation received a waiver for the default that occurred in the second quarter. In addition, the Loan Agreement was modified to eliminate the monthly maximum Net Loss covenant effective with the fiscal month ended December 31, 2016. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

If necessary, the Corporation has the ability to borrow approximately $2,300,000 under the cash surrender value of certain life insurance policies.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of November 30, 2016, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended November 30, 2016 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended November 30, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2016.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

10.1	Third Amendment to Loan and Security Agreement dated January 10, 2017 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes Inc., and First Business Capital Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended November 30, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: January 12, 2017	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 12, 2017	/s/ Martin R. Fransted
Martin R. Fransted Controller