Form 10-Q
period 2017-02-28
SKYLINE CORP
filed 2017-04-14
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 14, 2017
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,232	$7,659
Accounts receivable	14,857	15,153
Inventories	13,619	11,381
Workers’ compensation security deposit	690	1,294
Other current assets	776	331

Total Current Assets	35,174	35,818

Property, Plant and Equipment, at Cost:
Land	2,996	2,996
Buildings and improvements	37,279	36,624
Machinery and equipment	17,364	16,977

	57,639	56,597
Less accumulated depreciation	45,690	44,952

	11,949	11,645

Other Assets	7,241	7,515

Total Assets	$54,364	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	February 28, 2017	May 31, 2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,776	$3,921
Accrued salaries and wages	2,555	3,557
Accrued marketing programs	3,090	1,767
Accrued warranty	5,686	4,817
Customer deposits	1,664	1,521
Other accrued liabilities	2,918	2,448

Total Current Liabilities	19,689	18,031

Long-Term Liabilities:
Deferred compensation expense	4,921	5,002
Accrued warranty	2,500	2,500
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,733	11,814

Commitments and Contingencies – See Note 8

Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,117	5,010
Retained earnings	83,257	85,555
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	22,942	25,133

Total Liabilities and Shareholders’ Equity	$54,364	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Operations

For the Three-Months and Nine-Months Ended February 28, 2017 and February 29, 2016

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$51,640	$47,697	$177,042	$155,123
Cost of sales	48,421	42,887	162,013	138,443

Gross profit	3,219	4,810	15,029	16,680
Selling and administrative expenses	5,581	5,246	17,070	16,105

Operating (loss) income	(2,362)	(436)	(2,041)	575
Interest expense	(85)	(78)	(257)	(236)

(Loss) income from continuing operations before income taxes	(2,447)	(514)	(2,298)	339
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(2,447)	(514)	(2,298)	339
(Loss) income from discontinued operations, net of taxes	—	(6)	—	13

Net (loss) income	$(2,447)	$(520)	$(2,298)	$352

Basic and diluted (loss) income per share	$(.29)	$(.06)	$(.27)	$.04

Basic and diluted (loss) income per share from continuing operations	$(.29)	$(.06)	$(.27)	$.04

Basic and diluted income (loss) per share from discontinued operations	$—	$—	$—	$—

Weighted average number of common Shares outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244

Diluted	8,391,244	8,391,244	8,391,244	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Months Ended February 28, 2017 and February 29, 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,298)	$352
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	779	780
Amortization of debt financing costs	77	58
Share-based compensation	107	57
Change in assets and liabilities:
Accounts receivable	296	2,550
Inventories	(2,238)	(1,804)
Workers’ compensation security deposit	604	(17)
Other current assets	(445)	23
Accounts payable, trade	(145)	(652)
Accrued liabilities	1,803	491
Other, net	170	(212)

Net cash from operating activities	(1,290)	1,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,094)	(312)
Other, net	(43)	(49)

Net cash from investing activities	(1,137)	(361)

Net (decrease) increase in cash	(2,427)	1,265
Cash at beginning of period	7,659	4,995

Cash at end of period	$5,232	$6,260

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1    Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of February 28, 2017, in addition to the consolidated results of operations and cash flows for the three-month and nine-month periods ended February 28, 2017 and February 29, 2016. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2016, and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

NOTE 2    Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Nine-Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net Sales	$—	$5	$—	$71

Operating (loss) income of discontinued operations	$—	$(6)	$—	$13

(Loss) income before income taxes	—	(6)	—	13
Income tax expense	—	—	—	—

(Loss) income from discontinued, operations, net of taxes	$—	$(6)	$—	$13

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 3    Inventories

Total inventories consist of the following:

	February 28, 2017	May 31, 2016
	(Unaudited)
	(Dollars in thousands)
Raw materials	$8,880	$7,198

Work in process	4,033	3,447

Finished goods	706	736

	$13,619	$11,381

NOTE 4    Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $6,944,000 and $6,885,000 at February 28, 2017 and May 31, 2016, respectively.

NOTE 5    Warranty

A reconciliation of accrued warranty is as follows:

	Nine-Months Ended
	February 28, 2017	February 29, 2016
	(Unaudited)	(Unaudited)
	(Dollars in thousands)	(Dollars in thousands)

Balance at the beginning of the period	$7,317	$6,911
Accruals for warranties	6,078	5,087
Settlements made during the period	(5,209)	(4,843)

Balance at the end of the period	8,186	7,155

Non-current balance	2,500	2,400

Accrued warranty	$5,686	$4,755

At February 28, 2017, the total current obligation for warranty and related expenses associated with discontinued operations is estimated to be $115,000 as compared to $150,000 at May 31, 2016.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 6    Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent.

NOTE 7    Income Taxes

At February 28, 2017, the Corporation’s gross deferred tax assets of approximately $49.8 million consist of approximately $34.8 million in federal net operating loss and tax credit carryforwards, $7.8 million in state net operating loss carryforwards and $7.2 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and twenty years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

NOTE 8    Commitments and Contingencies

The Corporation was contingently liable at February 28, 2017 and May 31, 2016, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $27 million at February 28, 2017 and $25 million at May 31, 2016. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at February 28, 2017 and May 31, 2016, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8    Commitments and Contingencies — (Continued)

This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at February 28, 2017 will not be material to its financial position or results of operations. There were no obligations or incurred net losses from repurchased units for the three and nine month periods ended February 28, 2017 and February 29, 2016.

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

In the third quarter of fiscal 2017, the Corporation did not meet a covenant requiring the year to date net loss not to exceed $1,750,000, and a covenant requiring net worth as of February 28, 2017 to not be below $23,383,000. The inability to meet these covenants represent an event of default, which if not waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to February 28, 2017, the Corporation received a waiver for the default that occurred in the third quarter and paid to First Business Capital an accommodation fee of $50,000. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Stock-Based Compensation

On June 25, 2015, the Corporation’s Board of Directors approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. The Plan was subsequently approved by shareholders at the Corporation’s annual shareholder meeting on September 21, 2015. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten-year life at which time the options expire. Restricted stock awards are priced no less than 100 percent of market price of the Corporation’s stock at the date of grant, and the awards made to date fully vest after five years.

Stock Options – The following tables summarize option activity for the nine months ended February 28, 2017 and February 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 31, 2015	—	$—
Granted	225,000	3.28

Options outstanding at February 29, 2016	225,000	$3.28	9.39	$169

Options outstanding at May 31, 2016	225,000	$3.28
Granted	49,000	10.23

Options outstanding at February 28, 2017	274,000	$4.79	8.65	$1,988

Vested and exercisable options at February 28, 2017	45,000	$3.28	8.39	$395

The weighted average grant-date fair value of options granted during the first nine months of fiscal 2017 and 2016 were $7.58 and $2.19, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Stock-Based Compensation — (Continued)

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested options at May 31, 2015	—	$—
Granted	225,000	2.19
Vested	—	—

Non-vested options at February 29, 2016	225,000	$2.19

Non-vested options at May 31, 2016	225,000	$2.19
Granted	49,000	7.58
Vested	(45,000)	2.19

Non-vested options at February 28, 2017	229,000	$3.34

Stock-based compensation expense for the third quarter of fiscal 2017 and 2016 was approximately $39,000 and $22,000, respectively. Stock-based compensation expense for the first nine months of fiscal 2017 and 2016 was approximately $101,000 and $57,000, respectively. Total unrecognized compensation expense related to stock options outstanding at February 28, 2017 was approximately $680,000 and is to be recorded over a weighted-average life of 3.6 years.

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

The fair value of the options granted during the first nine months of fiscal 2017 and 2016 were estimated at the date of grant using the following weighted average assumptions:

	2017	2016
Volatility	64.3%	55.8%
Risk-free interest rate	2.14%	2.22%
Expected option life in years	7.50	9.72
Dividend yield	0%	0%

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Stock-Based Compensation — (Continued)

Restricted Stock – In the third quarter of fiscal 2017, the Corporation issued 15,000 shares of restricted stock valued at approximately $216,000. The value was determined using the market price of the Corporation’s common stock at the date of grant. The restricted stock’s value is to be expensed over a five year vesting period using a straight-line method. Compensation expense for the third quarter was approximately $6,000, and unrecognized compensation expense at February 28, 2017 was approximately $210,000.

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

	Three-Months Ended		Nine-Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,447)	$(520)	$(2,298)	$352

Weighted average share outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244
Common stock equivalents - treasury stock method	—	—	—	—

Diluted	8,391,244	8,391,244	8,391,244	8,391,244

Net (loss) income per share:
Basic	$(.29)	$(.06)	$(.27)	$.04

Diluted	$(.29)	$(.06)	$(.27)	$.04

For the third quarter of fiscal 2017 and fiscal 2016, there were 175,484 and 86,871 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share, respectively. There were 161,368 and 119,569 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine months ended February 28, 2017 and February 29, 2016, respectively.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 Restructuring Activities

On February 14, 2017, the Corporation entered into a restructuring plan involving the suspension of operations at the Mansfield, Texas facility. Subsequent to the end of the third quarter of fiscal 2017, the Corporation continued its restructuring plan with the announcement of the suspension of operations at the Elkhart, Indiana facility. The plan for the Elkhart facility is referenced in Note 13. The restructuring does not represent a strategic shift in operations due to an expectation to have a portion of customers of these two facilities serviced by manufacturing facilities located in Arkansas City, Kansas and Sugarcreek, Ohio.

The suspension of operations in Mansfield was due to the plant being unable to profitably operate since it was converted from producing recreational vehicles to manufactured housing in fiscal 2014. Production will continue until the backlog is fulfilled in April 2017. The Corporation has not entered into one-time termination agreements and has not incurred nor anticipates material costs related to the termination of contracts such as leases related to the restructuring. In addition, the Corporation expenses other costs related to the restructuring as incurred but has not incurred material costs related to the restructuring as of February 28, 2017. The Corporation has not recorded a liability related to the restructuring as of February 28, 2017.

On February 24, 2017, the Corporation entered into a Real Estate Purchase Agreement to sell real property and substantially all of the equipment located in Mansfield. Raw materials, inventory and licensed vehicles were excluded from the sale. The sale was completed on April 11, 2017 for a net sales price of approximately $2,212,000, resulting in an estimated gain of approximately $1,400,000 that will be recognized in the fourth quarter. The assets sold were security under the Corporation’s Secured Revolving Credit Facility with First Business Capital. First Business Capital released its lien on the real property subject to $1,100,000 of the net sales proceeds being held in a cash collateral account at First Business Bank, an affiliate of First Business Capital.

NOTE 13 Subsequent Events

On March 1, 2017, the Corporation announced the suspension of operations at the Elkhart, Indiana facility. The suspension was due to the plant being unable to profitably operate since it opened in June 2016. Production was completed on March 8, 2017. There were no one-time termination or contract costs incurred with this exit activity to be accrued in the third quarter of fiscal 2017. Other exit costs, which are not expected to be significant, will be expensed as incurred.

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

Overview — (Continued)

dealers, developers, campgrounds and communities, the Corporation has multiple facilities in several states. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

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

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2012	2013	2014	2015	2016
Industry	54,901	60,210	64,331	70,544	81,119
Percentage Increase		9.7%	6.8%	9.7%	15.0%

Corporation	1,848	2,205	2,678	2,872	3,606
Percentage Increase		19.3%	21.5%	7.2%	25.6%

Modular Housing
*Industry	13,290	14,020	13,844	13,974	13,881
Percentage Increase (Decrease)		5.5%	(1.3%)	0.9%	(0.7%)

**Corporation	382	350	477	341	334
Percentage Increase (Decrease)		(8.4%)	36.3%	(28.5%)	(2.1%)

Park Models
Industry	2,780	3,598	3,781	3,649	3,699
Percentage Increase (Decrease)		29.4%	5.1%	(3.5%)	0.5%

Corporation	138	171	307	380	419
Percentage Increase		23.9%	79.5%	23.8%	10.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Fiscal 2017 Third Quarter and First Nine Months Results

The Corporation experienced the following results during the third quarter of fiscal 2017:

•	Net sales were $51,640,000, an approximate 8.3 percent increase from the $47,697,000 reported in the same period a year ago.

•	Loss from continuing operations was $2,447,000 as compared to a loss of $514,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to a loss of $6,000 for the same period a year ago.

•	Net loss for fiscal 2017 was $2,447,000 as compared to a net loss of $520,000 for fiscal 2016. On a basic per share basis, net loss was $.29 as compared to a net loss of $.06 for the comparable period a year ago.

•	Net sales attributable to Elkhart and Mansfield were $7,573,000 as compared to Mansfield’s net sales of $2,305,000 in the same period a year ago.

•	Net losses attributable to Elkhart and Mansfield before corporate allocation were $945,000 as compared to Mansfield’s net loss of $606,000 in the comparable period a year ago.

The Corporation experienced the following results during the first nine months of fiscal 2017:

•	Net sales were $177,042,000, an approximate 14.1 percent increase from the $155,123,000 reported in the same period a year ago.

•	Loss from continuing operations was $2,298,000 as compared to income of $339,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to income of $13,000 for the same period a year ago.

•	Net loss for fiscal 2017 was $2,298,000 as compared to a net income of $352,000 for fiscal 2016. On a basic per share basis, net loss was $.27 as compared to a net income of $.04 for the comparable period a year ago.

•	Net sales attributable to Elkhart and Mansfield were $20,866,000 as compared to Mansfield’s net sales of $9,213,000 in the same period a year ago.

•	Net losses attributable to Elkhart and Mansfield before corporate allocation were $3,462,000 as compared to Mansfield’s net loss of $1,802,000 in the comparable period a year ago.

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Discontinued Operations — (Continued)

The following table summarizes the results of discontinued operations:

	Three-Months Ended		Nine-Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
	(Unaudited) (Dollars in thousands)		(Unaudited) (Dollars in thousands)
Net Sales	$—	$5	$—	$71

Operating (loss) income of discontinued operations	—	$(6)	—	$13

(Loss) income before income taxes	—	(6)	—	13
Income tax expense	—	—	—	—

(Loss) income from discontinued operations, net of taxes	$—	$(6)	$—	$13

Mansfield, Texas and Elkhart, Indiana Facilities

On February 14, 2017, the Corporation entered into a restructuring plan involving the suspension of operations at the Mansfield, Texas facility. Subsequent to the end of the third quarter of fiscal 2017, the Corporation continued its restructuring plan with the announcement of the suspension of operations at the Elkhart, Indiana facility. The Corporation ceased production at its Elkhart, Indiana facility on March 8, 2017, and at its Mansfield, Texas facility on April 10, 2017. The Corporation has not entered into one-time termination agreements and has not incurred nor anticipates material costs related to the termination of contracts such as leases related to the restructuring. In addition, the Corporation expenses other costs related to the restructuring as incurred but has not incurred material costs related to the restructuring as of February 28, 2017. The Corporation has not recorded a liability related to the restructuring as of February 28, 2017. The Corporation anticipates that a portion of customers previously served by these plants will be serviced by its facilities in Arkansas City, Kansas and Sugarcreek, Ohio.

Net sales and net losses incurred by these facilities, excluding corporate overhead allocations were as follows:

	Fiscal 2016				Fiscal 2017
	(Unaudited)				(Unaudited)
	(Dollars in thousands)				(Dollars in thousands)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
Net Sales	$3,106	$3,802	$2,305	$3,375	$5,201	$8,092	$7,573
Cost of Sales	$3,455	$3,863	$2,694	$3,823	$5,881	$8,966	$8,087
Selling and administrative expenses	$381	$405	$217	$288	$475	$488	$431
Net Profit (Loss)	$(730)	$(466)	$(606)	$(736)	$(1,155)	$(1,362)	$(945)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Mansfield, Texas and Elkhart, Indiana Facilities — (Continued)

On February 24, 2017, the Corporation entered into a Real Estate Purchase Agreement to sell the real property and substantially all of the equipment located in Mansfield. Raw materials, inventory and licensed vehicles were excluded from the sale. The sale was completed on April 11, 2017 for a net sales price of approximately $2,212,000, resulting in an estimated gain of approximately $1,400,000 that will be recognized in the fourth quarter. The assets sold were security under the Corporation’s Secured Revolving Credit Facility with First Business Capital Corp (“First Business Capital”). First Business Capital released its lien on the real property subject to $1,100,000 of the net sales proceeds being held in a cash collateral account at First Business Bank, an affiliate of First Business Capital.

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

In the third quarter of fiscal 2017, the Corporation did not meet a covenant requiring the year to date net loss not to exceed $1,750,000, and a covenant requiring net worth as of February 28, 2017 to not be below $23,383,000. The inability to meet these covenants represent an event of default, which if not waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to February 28, 2017, the Corporation received a waiver for the default that occurred in the third quarter and paid to First Business Capital an accommodation fee of $50,000. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

Results of Operations – Three-Month Period Ended February 28, 2017 Compared to Three-Month Period Ended February 29, 2016

Net Sales and Unit Shipments

	February 28, 2017	Percent	February 29, 2016	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$44,045	85.3	$38,709	81.2	$5,336
Modular Housing	3,119	6.0	5,084	10.6	(1,965)
Park Models	4,476	8.7	3,904	8.2	572

Total Net Sales	$51,640	100.0	$47,697	100.0	$3,943

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2017 Compared to Three-Month Period Ended February 29, 2016 — (Continued)

Net Sales and Unit Shipments — (Continued)

	February 28, 2017	Percent	February 29, 2016	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Unit Shipments
Manufactured Housing	820	84.2	695	79.7	125
Modular Housing	45	4.6	73	8.4	(28)
Park Models	109	11.2	104	11.9	5

Total Unit Shipments	974	100.0	872	100.0	102

Net sales increased approximately 8.3 percent. The increase was comprised of a 13.8 percent increase in manufactured housing net sales, a 38.7 percent decrease in modular housing net sales, and a 14.7 percent increase in park model net sales. Current quarter net manufactured housing sales includes approximately $4,300,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016. Modular net sales declined primarily due to decreased demand from Midwest-based dealers as manufactured housing products are able to satisfy demand from retail customers. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	February 28, 2017 Skyline	February 28, 2017 Industry
Manufactured Housing	18.0%	25.4%
Modular Housing	(38.4%)	Not Available
Park Models	4.8%	11.4%
Total	11.7%	Not Available

Compared to the prior year, the average net sales price for manufactured housing and modular housing decreased 3.6 and 0.5 percent, respectively, primarily as a result of homes sold with less square footage and fewer amenities and was partially offset by a price increase. The average sales price for park models increased 9.4 percent as a result of a price increase and product sold with greater square footage and additional amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended February 28, 2017 Compared to Three-Month Period Ended February 29, 2016 — (Continued)

Cost of Sales

	February 28, 2017	Percent of Net Sales	February 29, 2016	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$48,421	93.8	$42,887	89.9	$5,534

Cost of sales, in dollars, increased primarily as a result of increased net sales. Current quarter cost of sales includes approximately $4,448,000 attributable to the Elkhart, Indiana facility. As a percentage of net sales, cost of sales increased primarily due to higher manufacturing labor costs associated with hiring and training employees at facilities which are increasing production output. In addition, newly hired, inexperienced employees contributed to an increase in workers’ compensation and warranty costs for the period.

Selling and Administrative Expenses

	February 28, 2017	Percent of Net Sales	February 29, 2016	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$5,581	10.8	$5,246	11.0	$335

Selling and administrative expenses increased primarily as a result of $175,000 in costs associated with the Elkhart, Indiana facility. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Interest Expense

	February 28, 2017	February 29, 2016	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$55	$55	$—
Amortization on debt financing costs	26	19	7
Interest on secured revolving credit facility	4	4	—

	$85	$78	$7

Interest expense primarily increased as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2017 Compared to Nine-Month Period Ended February 29, 2016

Net Sales and Unit Shipments

	February 28, 2017	Percent	February 29, 2016	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$148,009	83.6	$127,300	82.1	$20,709
Modular Housing	16,982	9.6	19,671	12.7	(2,689)
Park Models	12,051	6.8	8,152	5.2	3,899

Total Net Sales	$177,042	100.0	$155,123	100.0	$21,919

Unit Shipments
Manufactured Housing	2,805	83.7	2,325	82.1	480
Modular Housing	242	7.2	291	10.3	(49)
Park Models	306	9.1	216	7.6	90

Total Unit Shipments	3,353	100.0	2,832	100.0	521

Net sales increased approximately 14.1 percent. The increase was comprised of a 16.3 percent increase in manufactured housing net sales, a 13.7 percent decrease in modular housing net sales, and a 47.8 percent increase in park model net sales. Current period net manufactured housing sales includes approximately $10,554,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016. Modular net sales declined primarily due to decreased need from Midwest-based dealers as manufactured housing products are able to satisfy demand from retail customers. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following nine month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	February 28, 2017 Skyline	February 28, 2017 Industry
Manufactured Housing	20.6%	15.2%
Modular Housing	(16.8%)	Not Available
Park Models	41.7%	10.6%
Total	18.4%	Not Available

Compared to the prior year, the average net sales price for manufactured housing decreased 3.6 primarily as a result of homes sold with less square footage and fewer amenities and was partially offset by a price increase. The average net sales price for modular housing and park models increased 3.8 and 4.3 percent, respectively, as a result of a price increase and product sold with greater square footage and additional amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended February 28, 2017 Compared to Nine-Month Period Ended February 29, 2016 — (Continued)

Cost of Sales

	February 28, 2017	Percent of Net Sales	February 29, 2016	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$162,013	91.5	$138,443	89.2	$23,570

Cost of sales, in dollars, increased primarily as a result of increased net sales. Current period cost of sales includes approximately $11,618,000 attributable to the Elkhart, Indiana facility. As a percentage of net sales, cost of sales increased primarily due to higher manufacturing labor costs associated with hiring and training employees at facilities which are increasing production output. In addition, newly hired, inexperienced employees contributed to an increase in workers’ compensation costs for the period.

Selling and Administrative Expenses

	February 28, 2017	Percent of Net Sales	February 29, 2016	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$17,070	9.6	$16,105	10.4	$965

Selling and administrative expenses increased primarily as a result of $541,000 in costs associated with the Elkhart, Indiana facility. In addition, the Corporation benefitted in prior year from a $250,000 final payment received in the second quarter on an account that had been previously fully reserved. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Interest Expense

	February 28, 2017	February 29, 2016	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$166	$167	$(1)
Amortization on debt financing costs	77	58	19
Interest on secured revolving credit facility	14	11	3

	$257	$236	$21

Interest expense increased primarily as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources

	February 28, 2017 (Unaudited)	May 31, 2016	Increase (Decrease)
	(Dollars in thousands)
Cash	$5,232	$7,659	$(2,427)
Current assets, exclusive of cash	$29,942	$28,159	$1,783
Current liabilities	$19,689	$18,031	$1,658
Working capital	$15,485	$17,787	$(2,302)

As noted in the Consolidated Statements of Cash Flows for the nine month period ended February 28, 2017, cash decreased due to cash used in operating activities of $1,290,000 and cash used in investing activities of $1,137,000. Current assets, exclusive of cash, increased primarily due to a $2,238,000 increase in Inventories; offset by a $604,000 decrease in Workers’ compensation security deposit. Raw material inventories increased due to anticipated production scheduled to occur in the fourth fiscal quarter. Work in process inventories increased due to increased production as February 28, 2017 as compared to May 31, 2016. Workers’ compensation security deposit decreased to fund workers’ compensation claims for the current fiscal year.

Current liabilities increased primarily as a result of a $869,000 increase in Accrued warranty and a $1,323,000 increase in accrued marketing programs; offset by a $1,002,000 decrease in Accrued salaries and wages. Accrued warranty rose due to increased unit sales. Accrued marketing programs rose as a result of accruals for an ongoing marketing program for manufactured housing customers. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter. Accrued salaries and wages decreased due to the timing of payments to employees at February 28, 2017 as compared to May 31, 2016.

Capital expenditures totaled $1,094,000 for the first nine months of fiscal 2017 as compared to $312,000 for the first nine months of fiscal 2016. The increase is the result of building improvements, purchasing equipment for the Elkhart, Indiana facility, and replacing equipment that had reached its full economic useful life.

In the third quarter of fiscal 2017, the Corporation did not meet a covenant requiring the year to date net loss not to exceed $1,750,000, and a covenant requiring net worth as of February 28, 2017 to not be below $23,383,000. The inability to meet these covenants represent an event of default, which if not waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity. Subsequent to February 28, 2017, the Corporation received a waiver for the default that occurred in the third quarter and paid to First Business Capital an accommodation fee of $50,000. Except as provided herein, the Loan Agreement and all other loan documentation related thereto shall remain in full force and effect in accordance with their terms.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of February 28, 2017, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective for the period ended February 28, 2017 to ensure that material information required to be disclosed by the Corporation in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal third quarter ended February 28, 2017 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2016.

PART II — OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

10.1	Letter of Default Waiver dated April 11, 2017 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes Inc., and First Business Capital Corp.

10.2	Fourth Amendment to Loan and Security Agreement dated April 11, 2017 by and among Skyline Corporation, Homette Corporation, Layton Homes Corp., Skyline Homes Inc., and First Business Capital Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended November 30, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: April 14, 2017	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 14, 2017	/s/ Martin R. Fransted
Martin R. Fransted
Controller