Form 10-K
period 2017-05-31
SKYLINE CORP
filed 2017-08-11
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Registrant’s telephone number, including area code:

(574) 294-6521

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0277 Par Value	NYSE American

Securities registered pursuant to section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes        ☑   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes        ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑   Yes        ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑   Yes        ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes        ☑  No

The aggregate market value of the common stock held by non-affiliates of the registrant (6,899,780 shares) based on the closing price on the NYSE American on November 30, 2016 was $88,317,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding August 11, 2017
Common Stock, $.0277 Par Value	8,391,244

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2017 Annual Meeting of Shareholders to be held on September 29, 2017, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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

The Corporation sold 3,679 manufactured homes, 313 modular homes and 447 park models in fiscal 2017.

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

Item 1.	Business — (Continued).

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

Method of Distribution

The Corporation’s products are distributed by approximately 318 independent dealers at 653 locations throughout the United States and Canada. These are generally not exclusive dealerships and it is believed that most dealers also sell products of other manufacturers.

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

The Corporation had no losses related to repurchases in fiscal year 2017, and losses of $50,000 related to repurchases of recreational vehicles in fiscal year 2016.

Additional information regarding these repurchase agreements is included in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements under Item 8.

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

Dependence Upon Individual Customers

During fiscal 2017, no individual customer had net sales exceeding 10 percent of total net sales. During fiscal 2016, net sales to Sun Home Services, Inc. (“Sun Home”) totaled $22,231,000 or 10 percent of total net sales. Based on past sales to Sun Home, the Corporation could have a material adverse effect on its financial condition and results of operations if the Corporation experienced a loss of this customer or if the volume of sales significantly decreased.

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

The following tables show the Corporation’s competitive position on a calendar and fiscal year basis in the product lines it sells.

	Units Shipped Calendar Year 2016			Units Shipped Calendar Year 2015
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	81,169	3,606	4.4%	70,519	2,872	4.1%
Modular housing	13,881	334	2.4%	13,974	341	2.4%
Park models	3,669	419	11.4%	3,649	380	10.4%

	Units Shipped Fiscal Year 2017			Units Shipped Fiscal Year 2016
	Industry	Skyline	Market Share	Industry	Skyline	Market Share
Manufactured housing	86,999	3,679	4.2%	75,857	3,217	4.2%
Park models	3,886	447	11.5%	3,479	337	9.7%

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

Item 1.	Business — (Continued).

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

Manufactured housing, modular housing and park model sales may be subject to the Magnuson–Moss Warranty – Federal Trade Commission Improvement Act, which regulates warranties on consumer products.

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

Number of Employees

The Corporation employed approximately 1,300 people at May 31, 2017.

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

Item 1.	Business — (Continued).

Available Information — (Continued)

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

Contingent Repurchase Agreements

As referenced in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, the Corporation is contingently liable under repurchase agreements with certain financial institutions providing inventory financing for retailers of its products. The Corporation could be required to fulfill some or all of the repurchase agreements, resulting in increased expense and reduced cash flows.

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

Covenant Compliance

The Corporation’s secured revolving credit facility necessitates compliance with various financial covenants. During the second and third quarters of fiscal 2017, the Corporation did not meet certain financial covenants. Waiver of the covenant defaults were obtained. The inability to meet covenants in the future represents an event of default, which if not cured or waived could negatively affect the Corporation’s ability to obtain financing under the facility and thereby have an adverse effect on liquidity.

Information Technology

The Corporation utilizes information technology and other computer resources (“computer systems”) to perform various operational tasks, and record and maintain business data. These computer systems are vulnerable to damage or interruption from power outages, telecommunications or internet failures, computer viruses, computer breaches, catastrophic events or human error. If computer systems and corresponding backup systems are damaged or fail to function property, the Corporation could have disruptions in production and operational delays that could have an adverse effect on sales, operating results and cash flows.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Corporation’s eight operating manufacturing facilities and three corporate facilities, all of which are owned, are as follows:

Location	Products	Approximate Square Footage
California, San Jacinto	Housing and Park Models	84,000
California, Woodland	Housing and Park Models	81,000
Florida, Ocala	Housing and Park Models	139,000
Indiana, Elkhart	Corporate	37,000
Indiana, Elkhart	Corporate	18,000
Indiana, Elkhart	Corporate	4,000
Kansas, Arkansas City	Housing and Park Models	83,000
Ohio, Sugarcreek	Housing and Park Models	149,000
Oregon, McMinnville	Housing and Park Models	246,000
Pennsylvania, Leola	Housing and Park Models	210,000
Wisconsin, Lancaster	Housing and Park Models	130,000

The Corporation also owns undeveloped land in McMinnville, Oregon. During the fourth quarter of fiscal 2017, a manufactured housing plant located in Mansfield, Texas was sold for a gain of $1,502,000.

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

Pursuant to General Instruction G.(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Corporation’s Proxy Statement for the 2017 Annual Meeting of Shareholders:

The executive officers of the Corporation are as follows:

Name	Age	Position
Richard W. Florea	54	President and Chief Executive Officer
Jeffrey A. Newport	52	Chief Operating Officer
Jon S. Pilarski	54	Vice President, Finance & Treasurer, Chief Financial Officer
Terrence M. Decio	65	Vice President, Marketing and Sales
Robert C. Davis	52	Vice President, Manufacturing
Martin R. Fransted	65	Corporate Controller and Secretary

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

Jeffrey A. Newport, Chief Operating Officer, joined the Corporation in February 2016. During the previous four years, he served as President of Goldshield Fiberglass, a manufacturer of fiberglass components located in Decatur, Indiana.

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

Robert C. Davis, Vice President, Manufacturing, joined the Corporation in 1999. He worked in Corporation Operations from 2009 to 2010, served as Corporate Operations Manager and Senior Operations Manager from 2010 to 2012, and Director of Operations from 2012 to 2013. He was elected Vice President in 2013.

Martin R. Fransted, Corporate Controller and Secretary, joined the Corporation in 1981 and was elected Corporate Controller and Secretary in 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Skyline Corporation (SKY) is traded on the NYSE American (formerly known as the NYSE MKT LLC). At May 31, 2017, there were 531 shareholders of record of Skyline Corporation common stock. The following table sets forth the high and low sales prices for the Corporation’s common stock for each full quarterly period within the fiscal years ended May 31, 2017 and 2016.

	Common Stock Price Range
	2017		2016
	High	Low	High	Low
First quarter	$12.29	$7.92	$3.43	$2.90
Second quarter	$13.89	$10.34	$3.82	$2.17
Third quarter	$17.31	$10.19	$5.00	$2.52
Fourth quarter	$13.03	$5.07	$11.86	$4.04

Skyline has not paid any cash dividends on its common stock over the past two fiscal years. Skyline presently intends to retain future earnings, if any, for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of May 31, 2017, with respect to the Corporation’s Stock Incentive Plan under which our equity securities were authorized for issuance to directors, officers, employees and eligible independent contractors in exchange for consideration in the form of goods or services.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	274,000	$4.79	411,000
Equity compensation plans not approved by stockholders	—	—	—

Total	274,000	$4.79	411,000

Additional information regarding the Stock Incentive Plan is in Note 12 of Notes to Consolidated Financial Statements.

The name, address and phone number of the Corporation’s stock transfer agent and registrar is:

Computershare Trust Company, N.A.

P. O. Box 5050000

Louisville, KY 40233

(312) 588-4237

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Corporation designs, produces and markets manufactured housing, modular housing and park models to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada. To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has multiple facilities in several states. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis. While the Corporation maintains production of manufactured housing, modular homes and park models throughout the year, seasonal fluctuations in sales do occur.

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

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2012	2013	2014	2015	2016
Industry	54,891	60,210	64,344	70,519	81,169
Percentage Increase		9.7%	6.9%	9.6%	15.1%
Corporation	1,848	2,205	2,678	2,872	3,606
Percentage Increase		19.3%	21.5%	7.2%	25.6%

Modular Housing
*Industry	13,290	14,020	13,844	13,974	13,881
Percentage Increase (Decrease)		5.5%	(1.3%)	0.9%	(0.7%)
**Corporation	382	350	477	341	334
Percentage Increase (Decrease)		(8.4%)	36.3%	(28.5%)	(2.1%)

Park Models
Industry	2,780	3,598	3,781	3,649	3,669
Percentage Increase (Decrease)		29.4%	5.1%	(3.5%)	0.5%
Corporation	138	171	307	380	419
Percentage Increase		23.9%	79.5%	23.8%	10.3%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

Fiscal 2017 Results

The Corporation experienced the following results during fiscal 2017:

•	Net sales were $236,504,000, an approximate 11.7 percent increase from the $211,774,000 reported in the same period a year ago.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2017 Results — (Continued)

•	Income from continuing operations was $5,000 as compared to income of $1,873,000 for the same period a year ago.

•	No income or loss from discontinued operations as compared to a loss, net of income taxes, of $195,000 for the same period a year ago.

•	Net income for fiscal 2017 was $5,000 as compared to $1,678,000 for fiscal 2016. On a basic per share basis, net income was $.00 as compared to $.20 for the comparable period a year ago.

•	Net sales attributable to Elkhart and Mansfield were $22,956,000 as compared to Mansfield’s net sales of $12,588,000 in the same period a year ago.

•

Net losses attributable to Elkhart and Mansfield before corporate allocation and net gain on sale of property, plant and equipment were $4,594,000 as compared to $2,538,000 in the comparable period a year ago.

Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Net Sales	$—	$71

Operating loss of discontinued operations	—	$(195)

Loss before income taxes	—	(195)
Income tax expense	—	—

Loss from discontinued operations, net of taxes	$—	$(195)

Elkhart, Indiana and Mansfield, Texas Facilities

In the third and fourth quarters of fiscal 2017, the Corporation entered into a restructuring plan involving the suspension of operations at facilities in Elkhart, Indiana and Mansfield, Texas. Production ceased at both facilities in the fourth quarter. There were neither one-time termination agreements nor material costs related to the termination of contracts such as leases related to the restructuring. Inventory and fixed asset sale and disposal losses related to the restructuring totaled $170,000 and $222,000, respectively. No liability related to the restructuring was recorded as of May 31, 2017. The Corporation anticipates that a portion of customers previously served by these plants will be serviced by its facilities in Arkansas City, Kansas and Sugarcreek, Ohio. Mansfield’s real property and equipment was sold in the fourth quarter as noted in “Net Gain on Sale of Property, Plant and Equipment.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Elkhart, Indiana and Mansfield, Texas Facilities — (Continued)

Net sales and net losses incurred by these facilities, excluding corporate overhead allocations and the net gain on the sale of property, plant and equipment were as follows:

	Fiscal 2017
	(Unaudited) (Dollars in thousands)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net Sales	$5,201	$8,092	$7,573	$2,090	$22,956
Cost of Sales	$5,881	$8,966	$8,087	$2,985	$25,919
Selling and administrative expenses	$475	$488	$431	$237	$1,631
Net (Loss)	$(1,155)	$(1,362)	$(945)	$(1,132)	$(4,594)

	Fiscal 2016
	(Unaudited) (Dollars in thousands)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Net Sales	$3,106	$3,802	$2,305	$3,375	$12,588
Cost of Sales	$3,455	$3,863	$2,694	$3,823	$13,835
Selling and administrative expenses	$381	$405	$217	$288	$1,291
Net (Loss)	$(730)	$(466)	$(606)	$(736)	$(2,538)

Although the Corporation expects cost reductions as a result of these closings, the amounts of the reported losses are not necessarily predictive of the amounts of the cost savings because sales and production of at least a portion of these homes will potentially occur at other existing facilities as discussed above.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one-year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the Loan Agreement. First Business Capital also agreed under the Loan Agreement to issue, or cause to be issued by a bank affiliate or other bank, letters of credit for the account of the Corporation. However, no advances have yet been made in connection with such letters of credit.

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

In June 2016, additional amendments were made to the Loan Agreement:

•	An increase in the capital expenditure limit for the fiscal year ended May 31, 2016 from $800,000 in the aggregate to $1,250,000 in the aggregate;

•

An increase in the capital expenditure limit for the fiscal year ending May 31, 2017 from $800,000 in the aggregate to $1,500,000 in the aggregate. In the absence of any subsequent amendment, the capital expenditure limit for subsequent fiscal years shall remain at $800,000 in the aggregate per fiscal year; and

•

A covenant specifying that a monthly net loss in fiscal 2017 not exceed $250,000 was increased to $500,000 for June 2016, $1,000,000 for July 2016, and $1,000,000 for December 2016. Such increases were effective only for the months identified. In the absence of any subsequent amendment, the maximum monthly net loss for all other months of fiscal year 2017 and thereafter remain at $250,000.

In November 2016 the Corporation did not meet a covenant requiring a monthly loss not to exceed $250,000. Subsequent to November 30, 2016, the Corporation received a waiver for the default that occurred in the second quarter. In addition, the Loan Agreement was modified to eliminate the monthly maximum Net Loss covenant effective with the fiscal month ended December 31, 2016.

In the third quarter of fiscal 2017, the Corporation did not meet a covenant requiring the year to date net loss not to exceed $1,750,000, and a covenant requiring net worth as of February 28, 2017 to not be below $23,383,000. Subsequent to February 28, 2017, the Corporation received a waiver for the default that occurred in the third quarter and paid to First Business Capital an accommodation fee of $50,000. The Corporation was in compliance with loan agreement covenants as of May 31, 2017.

On July 21, 2017, the Corporation terminated the Loan Agreement in connection with its entry into a new Credit Agreement with JPMorgan Chase Bank, N.A. having terms more favorable to the Corporation. As of the date of termination, the Corporation did not have any borrowings outstanding under the Loan Agreement. In addition, the Corporation did not incur any early termination penalties in connection with the termination of the Loan Agreement. Information regarding the Credit Agreement with JPMorgan Chase Bank, N.A. is noted in “Subsequent Events.”

Subsequent Events

On July 21, 2017, the Corporation (the “Loan Parties,” and Skyline Corporation and Skyline Homes, Inc., the “Borrowers” and each a “Borrower”) entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) and other ancillary agreements and documents, including a Security Agreement and Patent and Trademark Security Agreement (collectively referred to along with the Agreement as the “Loan Documents”). Under the Agreement, Chase will provide a three-year revolving credit facility with loan advances to the Borrowers of up to a maximum of $10,000,000, subject to a borrowing base set forth in the Agreement (the “New Facility”). Loan advances bear interest at either 50 basis points above Chase’s floating prime rate (“CBFR”) or 150 basis points in excess of the LIBOR rate for the applicable period (the “Adjusted LIBO Rate”). Loans are secured by the Loan Parties’ assets, now owned or hereafter acquired, except for real property and any life insurance policies owned by any Borrower on the effective date of the Agreement. Interest is payable in arrears on a monthly basis in the case of the CBFR or at the end of the applicable interest rate in the case of the Adjusted LIBO Rate, and all principal and accrued but unpaid interest is due and payable at the maturity of the New Facility. Borrowers may at any time prepay in whole or in part any loan amounts, subject to minimum amounts and breakage costs.

Also under the Agreement, Chase agreed to issue letters of credit for the account of the Borrowers not to exceed $500,000. No advances have yet been made in connection with such letters of credit.

As part of the closing of the financing, the Company paid Chase a closing fee of $25,000 plus legal and due diligence costs. The Loan Parties also agreed to pay the following fees to Chase during the term of the New

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Subsequent Events — (Continued)

Facility: (i) a commitment fee payable in arrears at a rate of .25% per annum on the average daily amount of the available revolving commitment under the New Facility during the prior calendar month; and (ii) monthly letter of credit fees payable in arrears at the applicable Adjusted LIBO Rate on the outstanding amount of letters of credit issued and outstanding during the prior month.

The Loan Documents contain covenants that limit the ability of the Loan Parties to, among other things: (i) incur other indebtedness; (ii) create or incur liens on their assets; (iii) consummate asset sales, acquisitions, or mergers; (iv) pay dividends; (v) make certain investments; (vi) enter into certain transactions with affiliates; and (vii) amend a Loan Party’s articles of incorporation or bylaws.

The Agreement also requires compliance with a financial covenant involving a fixed charge coverage ratio as set forth in the Agreement.

If the Borrowers default in their obligations under the Agreement, then the unpaid balances will bear interest at 2.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to Chase upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, and all other rights set forth in the Loan Documents.

The events of default under the Agreement include, but are not limited to, the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to Chase; (iv) failure to comply with certain covenants and agreements; (v) changes in control; and (vi) a material adverse change occurs.

Results of Operations — Fiscal 2017 Compared to Fiscal 2016

Net Sales and Unit Shipments

	2017	Percent	2016	Percent	Increase (Decrease)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$196,322	83.0	$174,523	82.4	$21,799
Modular Housing	22,243	9.4	24,372	11.5	(2,129)
Park Models	17,939	7.6	12,879	6.1	5,060

Total Net Sales	$236,504	100.0	$211,774	100.0	$24,730

Unit Shipments
Manufactured Housing	3,679	82.9	3,217	82.2	462
Modular Housing	313	7.0	360	9.2	(47)
Park Models	447	10.1	337	8.6	110

Total Unit Shipments	4,439	100.0	3,914	100.0	525

Net sales increased approximately 11.7 percent. The increase was comprised of a 12.5 percent increase in manufactured housing net sales, an 8.7 percent decrease in modular housing net sales, and a 39.3 percent increase in park model net sales. Current year net manufactured housing sales includes approximately $10,969,000 attributable to the Elkhart, Indiana facility which commenced operations in June 2016. Modular net sales declined primarily due to decreased demand from Midwest-based dealers as manufactured housing products are able to satisfy demand from retail customers. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Net Sales and Unit Shipments — (Continued).

For fiscal 2017, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	Skyline	Industry
Manufactured Housing	14.4%	14.7%
Modular Housing	(13.1%)	Not Available
Park Models	32.6%	11.7%
Total	13.4%	Not Available

Compared to the prior year, the average net sales price for manufactured housing decreased 1.6 percent primarily as a result of homes sold with less square footage and fewer amenities; partially offset by a price increase. The average sales price for modular housing and park models both increased 5.0 percent as a result of a price increase and product sold with greater square footage and additional amenities.

Cost of Sales

	2017	Percent of Net Sales	2016	Percent of Net Sales	Increase
	(Dollars in Thousands)
Cost of Sales	$214,527	90.7	$188,461	89.0	$26,066

Cost of sales, in dollars, increased primarily as a result of increased net sales. Current year cost of sales includes approximately $12,420,000 attributable to the Elkhart, Indiana facility. As a percentage of net sales, cost of sales increased primarily due to higher manufacturing labor costs associated with hiring and training employees at facilities which are increasing production output.

Selling and Administrative Expenses

	2017	Percent of Net Sales	2016	Percent of Net Sales	Increase
	(Dollars in thousands)
Selling and administrative expenses	$22,908	9.7	$21,120	10.0	$1,788

Selling and administrative expenses increased primarily as a result of $632,000 in costs associated with the Elkhart, Indiana facility and an increase in administrative salaries and wages. In addition, the Corporation benefited in prior year from a $250,000 final payment received in the second quarter on an account that had been previously reserved. As a percentage of net sales, selling and administrative expenses declined due to certain costs remaining relatively constant amid rising sales.

Net Gain on Sale of Property, Plant and Equipment

In the fourth quarter of fiscal 2017, the Corporation sold real property and substantially all of the equipment at its former facility located in Mansfield, Texas. The net sales price was $2,212,000, resulting in a gain of $1,502,000. The assets sold were security under the Corporation’s Secured Revolving Credit Facility with First Business Capital. First Business Capital released its lien on the real property subject to $1,100,000 of the net sales proceeds being held in a cash collateral account at First Business Bank, an affiliate of First Business Capital. The gain was offset by $222,000 in losses associated with the disposal of Mansfield equipment not sold, and the sale or disposal of equipment used by the Corporation’s former facility in Elkhart, Indiana.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Interest Expense

	2017	2016	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$223	$223	$—
Amortization on debt financing costs	103	82	21
Interest on secured revolving credit facility	18	15	3

	$344	$320	$24

Interest expense primarily increased as the result of debt financing costs incurred in the fourth quarter of fiscal 2016 that are being amortized over the remaining term of the Secured Revolving Credit Facility.

Financial Summary by Quarter

	Financial Summary by Quarter
2017	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$61,176	$64,226	$51,640	$59,462	$236,504
Gross profit	6,580	5,230	3,219	6,948	21,977
Income (loss) from continuing operations	744	(595)	(2,447)	2,303	5
Income from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	744	(595)	(2,447)	2,303	5
Basic income (loss) per share	.09	(.07)	(.29)	.27	.00

2016	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(Dollars in thousands, except per share amounts)
Net sales	$48,742	$58,684	$47,697	$56,651	$211,774
Gross profit	4,643	7,227	4,810	6,633	23,313
Income (loss) from continuing operations	(895)	1,748	(514)	1,534	1,873
Income (loss) from discontinued operations, net of taxes	61	(42)	(6)	(208)	(195)
Net income (loss)	(834)	1,706	(520)	1,326	1,678
Basic income (loss) per share	(.10)	.20	(.06)	.16	.20

Liquidity and Capital Resources

	May 31,		Increase
	2017	2016	(Decrease)
	(Dollars in thousands)
Cash	$11,384	$7,659	$3,725
Current assets, exclusive of cash	$25,918	$28,159	$(2,241)
Current liabilities	$18,385	$18,031	$354
Working capital	$18,917	$17,787	$1,130

As noted in the Consolidated Statements of Cash Flows for the year ended May 31, 2017, cash increased due to cash provided by operating activities of $2,868,000 and cash provided by investing activities of $857,000. Current assets, exclusive of cash, decreased primarily due to a $2,402,000 decreased in Accounts receivable and a $923,000 decrease in Workers’ compensation security deposit; offset by an $852,000 increase in Inventories.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Accounts receivable decreased due to the timing of payments from customers at May 31, 2017 as compared to May 31, 2016. Workers’ compensation security deposit decreased to fund workers’ compensation claims for the current fiscal year. Raw material inventories increased due to anticipated production scheduled to occur in the first quarter of fiscal 2018. Work in process inventories increased due to increased production at May 31, 2017 as compared to May 31, 2016.

Current liabilities increased primarily as a result of a $359,000 increase in Customer deposits as the Corporation received deposits from a greater number of customers at May 31, 2017 as compared to May 31, 2016.

Capital expenditures totaled $1,355,000 for fiscal 2017 as compared to $1,132,000 for fiscal 2016. The increase is the result of building improvements, purchasing equipment for the Elkhart, Indiana facility, and replacing equipment that had reached its full economic useful life.

The Corporation was in compliance as of May 31, 2017 with loan agreement covenants associated with the Secured Revolving Credit Facility with First Business Capital Corp.

If necessary, the Corporation has the ability to borrow approximately $2,300,000 under the cash surrender value of certain life insurance policies. Management believes sufficient liquidity exists to meet financial obligation that will occur for at least one year after the date of the filing of this annual report.

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

The Corporation has a valuation allowance against substantially all of its deferred tax assets. In addition, net deferred tax assets consist of federal net operating loss and tax credit carryforwards, state net operating loss carryforwards and temporary differences between financial and tax reporting. Additional information regarding the decrease in the valuation allowance is referenced in Note 9 of the Notes to Consolidated Financial Statements.

Revenue Recognition

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

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions related to: the income tax consequences related to exercised or vested share-based payment awards; the classification of awards as either assets or liabilities; and the classification in the consolidated statements of cash flows. In addition, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur, and anticipates implementing this pronouncement without a material effect on financial condition and results of operations upon adoption on June 1, 2017.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent

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

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public companies this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted as of the beginning of an interim or annual period. The Corporation adopted this pronouncement at the beginning of fiscal 2017 without a material effect on financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Skyline Corporation

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Skyline Corporation and subsidiary companies (the “Corporation”) as of May 31, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. We also have audited the Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report. The Corporation’s internal controls over the accuracy and valuation of raw materials inventories did not operate with sufficient precision to prevent or detect the potential occurrence of a material misstatement in compiling the raw material inventory listing from the physical inventory counts or in the valuation of raw materials at cost under the first-in, first-out method. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Corporation’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the material weakness described above, the Corporation has not maintained effective internal control over financial reporting as of May 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

South Bend, Indiana

August 11, 2017

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

May 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
ASSETS
Current Assets:
Cash	$11,384	$7,659
Accounts receivable	12,751	15,153
Inventories	12,233	11,381
Workers’ compensation security deposit	371	1,294
Other current assets	563	331

Total Current Assets	37,302	35,818

Property, Plant and Equipment, at Cost:
Land	2,965	2,996
Buildings and improvements	35,368	36,624
Machinery and equipment	16,364	16,977

	54,697	56,597
Less accumulated depreciation	43,721	44,952

	10,976	11,645
Other Assets	7,366	7,515

Total Assets	$55,644	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

May 31, 2017 and 2016

(Dollars in thousands, except share and per share amounts)

	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,861	$3,921
Accrued salaries and wages	3,530	3,557
Accrued marketing programs	1,986	1,767
Accrued warranty	4,757	4,817
Customer deposits	1,880	1,521
Other accrued liabilities	2,371	2,448

Total Current Liabilities	18,385	18,031

Long-Term Liabilities:
Deferred compensation expense	4,848	5,002
Accrued warranty	2,800	2,500
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,960	11,814

Commitments and Contingencies — See Note 10
Shareholders’ Equity:

Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,171	5,010
Retained earnings	85,560	85,555
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	25,299	25,133

Total Liabilities and Shareholders’ Equity	$55,644	$54,978

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Income Statements

For the Years Ended May 31, 2017 and 2016

(Dollars in thousands, except share and per share amounts)

	2017	2016
OPERATIONS
Net sales	$236,504	$211,774
Cost of sales	214,527	188,461

Gross profit	21,977	23,313
Selling and administrative expenses	22,908	21,120
Net gain on sale of property, plant and equipment	1,280	—

Operating income	349	2,193
Interest expense	(344)	(320)

Income from continuing operations before income taxes	5	1,873
Income tax expense	—	—

Income from continuing operations	5	1,873
Income (loss) from discontinued operations, net of income taxes	—	(195)

Net income	$5	$1,678

Basic and diluted income per share	$.00	$.20

Basic and diluted income share from continuing operations	$.00	$.22

Basic and diluted income (loss) per share from discontinued operations	$.00	$(.02)

Weighted average number of common shares outstanding:

Basic	8,391,244	8,391,244

Diluted	8,512,374	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Shareholders’ Equity

For the Years Ended

May 31, 2017 and 2016

(Dollars in thousands)

	Common stock	Additional paid in capital	Retained earnings	Treasury stock	Total
Balance, June 1, 2015	$312	$4,928	$83,877	$(65,744)	$23,373
Net income	—	—	1,678	—	1,678
Share-based compensation	—	82	—	—	82

Balance, May 31, 2016	$312	$5,010	$85,555	$(65,744)	$25,133
Net income	—	—	5	—	5
Share-based compensation	—	161	—	—	161

Balance, May 31, 2017	$312	$5,171	$85,560	$(65,744)	$25,299

The accompanying notes are an integral part of the Consolidated Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Years Ended May 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$1,678
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,026	1,057
Amortization of debt financing costs	103	82
Share-based compensation	161	82
Bad debt recoveries	—	(250)
Net gain on sale of property, plant and equipment	(1,280)	—
Change in assets and liabilities:
Accounts receivable	2,402	385
Inventories	(852)	(2,262)
Workers’ compensation security deposit	923	438
Other current assets	(232)	116
Accounts payable, trade	(60)	888
Accrued liabilities	414	2,026
Other, net	258	(387)

Net cash from operating activities	2,868	3,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	2,212	—
Purchase of property, plant and equipment	(1,355)	(1,132)
Other, net	—	(57)

Net cash from investing activities	857	(1,189)

Net increase in cash	3,725	2,664
Cash at beginning of year	7,659	4,995

Cash at end of year	$11,384	$7,659

The accompanying notes are an integral part of the consolidated financial statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements

NOTE 1	Nature of Operations, Accounting Policies of Consolidated Financial Statements

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

Note 2 of Notes to Consolidated Financial Statement describes the recreational vehicle segment that was sold in fiscal 2015. Accordingly, the accompanying financial statements (including footnote disclosures unless otherwise indicated) reflect these operations as discontinued operations apart from the Corporation’s continuing housing operations.

The following is a summary of the accounting policies that have a significant effect on the consolidated financial statements.

Basis of presentation — The consolidated financial statements include the accounts of Skyline Corporation and its wholly-owned subsidiaries of Skyline Homes, Inc., Homette Corporation and Layton Homes Corp. (the “Corporation”). All intercompany transactions have been eliminated. Certain prior amounts related to deferred tax assets have been reclassified to conform to current period presentation.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Key estimates would include accruals for warranty and marketing programs as well as valuations for long-lived assets and deferred tax assets.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Physical inventory counts are taken at the end of each reporting quarter.

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1.	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Property, Plant and Equipment — (Continued)

reporting and accelerated methods for income tax reporting purposes. Estimated useful lives for significant classes of property, plant and equipment are as follows: Building and improvements 10 to 30 years; machinery and equipment 5 to 8 years.

Long-lived assets are reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable from projected future cash flows. If the carrying value of a long-lived asset is impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company believes no impairment of long-lived assets exists at May 31, 2017.

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

Generally accepted accounting principles require that an entity consider both negative and positive evidence in determining whether a valuation allowance is warranted. In comparing negative and positive evidence, losses in fiscal years 2008 to 2015 is considered significant, negative, objective evidence that deferred tax assets may not be realized in the future, and generally is assigned more weight than subjective positive evidence of the realizability of deferred tax assets. As a result of its extensive evaluation of both positive and negative evidence, management maintains a valuation allowance against substantially all of its deferred tax assets. The Corporation reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Corporation recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method, as well as restricted stock awards. 225,000 of 274,000 stock options granted under the 2015 Stock Incentive Plan had a dilutive effect on earnings per share for the year ended May 31, 2017.

Consolidated statements of cash flows — The Corporation’s cash flows were not affected by income taxes in fiscal 2017 and 2016. Cash flows were affected by interest paid of approximately $241,000 in fiscal 2017. Cash flows were affected by interest paid of approximately $237,000 in fiscal 2016.

Recently issued accounting pronouncements — In February 2016, the Financial Accounting Standards Board, (FASB), issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1.	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Recently issued accounting pronouncements  —  (continued)

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions related to: the income tax consequences related to exercised or vested share-based payment awards; the classification of awards as either assets or liabilities; and the classification in the consolidated statements of cash flows. In addition, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur, and anticipates implementing this pronouncement without a material effect on financial condition and results of operations upon adoption on June 1, 2017.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public companies this update is effective for annual periods beginning after December 15,

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 1.	Nature of Operations, Accounting Policies of Consolidated Financial Statements — (Continued)

Recently issued accounting pronouncements  —  (continued)

2016, and for annual and interim periods thereafter. Early application is permitted as of the beginning of an interim or annual period. The Corporation adopted this pronouncement at the beginning of fiscal 2017 without a material effect on financial condition and results of operations.

NOTE 2	Discontinued Operations

During September 2014, the Corporation made a strategic decision to exit the recreational vehicle industry in order to focus on its core housing business. As a result, on October 7, 2014, the Corporation completed the sale of certain assets associated with its recreational vehicle segment to Evergreen Recreational Vehicles, LLC.

The following table summarizes the results of discontinued operations:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Net Sales	$—	$71

Operating loss of discontinued operations	$—	$(195)

Income (loss) before income taxes	—	(195)
Income tax expense	—	—

Income (loss) from discontinued operations, net of taxes	$—	$(195)

NOTE 3	Inventories

Total inventories from continuing operations consist of the following:

	May 31,
	2017	2016
	(Dollars in thousands)
Raw materials	$7,734	$7,198
Work in process	4,030	3,447
Finished goods	469	736

	$12,233	$11,381

NOTE 4	Net Gain on Sale of Property, Plant and Equipment

In the fourth quarter of fiscal 2017, the Corporation sold real property and substantially all of the equipment at its former facility located in Mansfield, Texas. The net sales price was $2,212,000, resulting in a gain of $1,502,000. The assets sold were security under the Corporation’s Secured Revolving Credit Facility with First Business Capital. First Business Capital released its lien on the real property subject to $1,100,000 of the net sales proceeds being held in a cash collateral account at First Business Bank, an affiliate of First Business Capital. The gain was offset by $222,000 in losses associated with the disposal of Mansfield equipment not sold, and the sale or disposal of equipment used by the Corporation’s former facility in Elkhart, Indiana.

NOTE 5	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $7,093,000 and $6,885,000 at May 31, 2017 and 2016, respectively.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 6	Warranty

A reconciliation of accrued warranty is as follows:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of the period	$7,317	$6,911
Accruals for warranties	7,757	6,898
Settlements made during the period	(7,517)	(6,492)

Balance at the end of the period	7,557	7,317
Non-current balance	2,800	2,500

Accrued warranty	$4,757	$4,817

NOTE 7	Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent. Prepaid interest associated with the life insurance loans totaled approximately $88,000 at May 31, 2017 and May 31, 2016, respectively; which is recorded in Other current assets.

NOTE 8	Customer Concentration

During fiscal 2017, no individual customer had net sales exceeding 10 percent of total net sales. During fiscal 2016, net sales to Sun Home Services, Inc. (“Sun Home”) totaled $22,231,000 or 10 percent of total net sales. Based on past sales to Sun Home, the Corporation could have a material adverse effect on its financial condition and results of operations if the Corporation experienced a loss of this customer or if the volume of sales significantly decreased.

NOTE 9	Income Taxes

The Corporation had no federal and state income tax benefit or expense for the years ended May 31, 2017 and 2016.

The difference between the Corporation’s statutory federal income tax rate of 34 percent in fiscal 2017 and 2016, and the effective income tax rate is due primarily to state income taxes and changes in deferred tax assets valuation allowance and are as follows:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Income taxes at statutory federal rate	$2	$637
Income taxes on permanent differences	215	167
State income taxes	38	199
State net operating loss	104	252
New Energy Efficient Home Credit	(142)	(237)
Decrease in deferred tax assets valuation allowance	(348)	(1,031)
Other, net	131	13

Income tax expense	$—	$—

Effective tax rate	0%	0%

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	Income Taxes — (Continued)

Components of the net noncurrent deferred tax assets include:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Accrued marketing programs	$142	$181
Accrued warranty expense	2,979	2,888
Accrued workers’ compensation	1,151	1,011
Accrued vacation	178	346
Liability for certain post-retirement benefits	1,762	1,850
Federal net operating loss carryforward	32,119	32,380
Federal tax credit carryforward	1,910	1,787
State net operating loss carryforward	7,566	7,717
Depreciation	684	714
Other	221	134

Total gross noncurrent deferred tax assets	48,712	49,008
Valuation allowance	(48,660)	(49,008)

Net noncurrent deferred tax assets	$52	$—

At May 31, 2017, the Corporation had gross federal net operating loss carryforwards of approximately $94 million and gross state net operating loss carryforwards of approximately $103 million. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and eighteen years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years.

The Corporation has recorded a full valuation allowance against this asset, aside from $52,000 associated with an alternative minimum tax credit recognized primarily in fiscal year 2017. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. For fiscal 2017, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $166,000 and state operating loss carryforwards of $47,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

Income tax returns are filed in the U.S. federal jurisdiction and in several state jurisdictions. For the majority of taxing jurisdictions the Corporation is no longer subject to examination by taxing authorities for years before 2013. The Corporation did not incur any interest or penalties related to income tax matters in fiscal years 2017 and 2016.

The Corporation has no unrecognized tax benefits in its financial statements during fiscal years 2017 and 2016, and does not expect any significant changes related to unrecognized tax benefits in the twelve months following May 31, 2017.

NOTE 10	Commitments and Contingencies

The Corporation was contingently liable at May 31, 2017 and 2016, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements,

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 10	Commitments and Contingencies — (Continued)

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

The maximum potential repurchase liability for continuing and discontinued operations, without reduction for the resale value of the repurchased units, was approximately $30 million at May 31, 2017 and approximately $25 million at May 31, 2016. As a result of favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at May 31, 2017 and May 31, 2016, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at May 31, 2017 will not be material to its financial position or results of operations.

The amounts of obligations from repurchased units, all of which were from discontinued operations, and incurred net losses for the periods presented are as follows:

	Year Ended
	May 31,
	2017	2016
	(Dollars in thousands)
Number of units repurchased	—	6
Obligations from units repurchased	$—	$115
Net losses on repurchased units	$—	$50

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

NOTE 11	Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital will provide a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation may obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. In addition, loan advances bear interest at 3.75% in excess of The Wall Street Journal’s published one-year LIBOR rate, and are secured by substantially all of the Borrowers’ assets, now owned or hereafter acquired. Interest is payable monthly, in arrears, and all principal and accrued but unpaid interest is due and payable upon termination of the

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 11	Secured Revolving Credit Facility — (Continued)

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

In June 2016, additional amendments were made to the Loan Agreement:

•	An increase in the capital expenditure limit for the fiscal year ended May 31, 2016 from $800,000 in the aggregate to $1,250,000 in the aggregate;

•

An increase in the capital expenditure limit for the fiscal year ending May 31, 2017 from $800,000 in the aggregate to $1,500,000 in the aggregate. In the absence of any subsequent amendment, the capital expenditure limit for subsequent fiscal years shall remain at $800,000 in the aggregate per fiscal year; and

•

A covenant specifying that a monthly net loss in fiscal 2017 not exceed $250,000 was increased to $500,000 for June 2016, $1,000,000 for July 2016, and $1,000,000 for December 2016. Such increases were effective only for the months identified. In the absence of any subsequent amendment, the maximum monthly net loss for all other months of fiscal year 2017 and thereafter remain at $250,000.

In November 2016, the Corporation did not meet a covenant requiring a monthly loss not to exceed $250,000. Subsequent to November 30, 2016, the Corporation received a waiver for the default that occurred in the second quarter. In addition, the Loan Agreement was modified to eliminate the monthly maximum Net Loss covenant effective with the fiscal month ended December 31, 2016.

In the third quarter of fiscal 2017, the Corporation did not meet a covenant requiring the year to date net loss not to exceed $1,750,000, and a covenant requiring net worth as of February 28, 2017 to not be below $23,383,000. Subsequent to February 28, 2017, the Corporation received a waiver for the default that occurred in the third quarter and paid to First Business Capital an accommodation fee of $50,000. The Corporation was in compliance with loan agreement covenants as of May 31, 2017.

On July 21, 2017, the Corporation terminated the Loan Agreement in connection with its entry into a new Credit Agreement with JPMorgan Chase Bank, N.A. having terms more favorable to the Corporation. As of the date of termination, the Corporation did not have any borrowings outstanding under the Loan Agreement. In addition, the Corporation did not incur any early termination penalties in connection with the termination of the Loan Agreement. Information regarding the Credit Agreement with JPMorgan Chase Bank, N.A. is noted in Note 18, Subsequent Events, of Notes to Consolidated Financial Statements.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Stock-Based Compensation

In the first quarter of fiscal 2016, the Corporation’s Board of Directors approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. The Plan was subsequently approved by shareholders at the Corporation’s annual shareholder meeting on September 21, 2015. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten-year life at which time the options expire. Restricted stock awards are priced no less than 100 percent of market price of the Corporation’s stock at the date of grant, and the awards made to date fully vest after five years.

Stock Options – The following tables summarize option activity for the years ended May 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at June 1, 2015	—	$—
Granted	225,000	3.28

Options outstanding at May 31, 2016	225,000	$3.28	9.14	$1,584

Granted	49,000	11.75

Options outstanding at May 31, 2017	274,000	$4.79	8.40	$128

Vested and exercisable options at May 31, 2017	45,000	$3.28	8.14	$89

The weighted average grant-date fair value of options granted during fiscal 2017 and 2016 were $7.58 and $2.19, respectively.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested options at May 31, 2015	—	$—
Granted	225,000	2.19
Vested	—	—

Non-vested options at May 31, 2016	225,000	$2.19
Granted	49,000	7.58
Vested	(45,000)	2.19

Non-vested options at May 31, 2017	229,000	$3.34

Stock-based compensation expense for fiscal 2017 and 2016 was approximately $144,000 and $82,000, respectively. Total unrecognized compensation expense related to stock options outstanding at May 31, 2017 was approximately $637,000 and is to be recorded over a weighted-average life of 3.4 years.

The Corporation records all stock-based payments, including grants of stock options, in the consolidated statements of operations based on their fair values at the date of grant. The Corporation currently uses the

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 12	Stock Based Compensation — (Continued)

Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by stock price as well as assumptions that include expected stock price volatility over the term of the awards, expected life of the awards, risk-free interest rate, and expected dividends.

The fair value of the options granted during fiscal 2017 and 2016 were estimated at the date of grant using the following weighted average assumptions:

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

Restricted Stock – In the third quarter of fiscal 2017, the Corporation issued 15,000 shares of restricted stock valued at approximately $216,000. No restricted stock was vested at May 31, 2017, and the non-vested shares had a weighted average grant date fair value of $14.40 per share. The value was determined using the market price of the Corporation’s common stock at the date of grant. The restricted stock’s value is to be expensed over a five-year vesting period using a straight-line method. Compensation expense for fiscal 2017 was approximately $17,000, and unrecognized compensation expense at May 31, 2017 was approximately $199,000.

NOTE 13	Earnings Per Share

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

Dilutive common share equivalents include the dilutive effect of in-the-money options to purchase shares, which is calculated based on the average share price for each period using the treasury stock method, as well as shares of restricted stock.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 13	Earnings Per Share — (Continued)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Year Ended
	May 31,
	2017	2016
Net income	$5	$1,678

Weighted average share outstanding:
Basic	8,391,244	8,391,244
Common stock equivalents—treasury stock method	121,130	—

Diluted	8,512,374	8,391,244
Net income per share:
Basic	$.00	$.20

Diluted	$.00	$.20

For fiscal 2017 and fiscal 2016, there were 57,994 and 13,914 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share, respectively.

NOTE 14	Restructuring Activities

In the third and fourth quarters of fiscal 2017, the Corporation entered into a restructuring plan involving the suspension of operations at the Elkhart, Indiana and Mansfield, Texas facilities. The restructuring does not represent a strategic shift in operations due to an expectation to have a portion of customers of these two facilities serviced by manufacturing facilities located in Arkansas City, Kansas and Sugarcreek, Ohio.

The suspension of operations in Mansfield was due to the plant being unable to profitably operate since it was converted from producing recreational vehicles to manufactured housing in fiscal 2014. The suspension in Elkhart was due to the plant being unable to profitably operate since it opened in June 2016. There were neither one-time termination agreements nor material costs related to the termination of contracts such as leases related to the restructuring. Inventory and fixed asset sale and disposal losses related to the restructuring totaled $170,000 and $222,000, respectively. The Corporation does not have a liability related to the restructuring as of May 31, 2017. As referenced in Note 4, Net Gain on Sale of Property, Plant and Equipment, to Notes to Consolidated Financial Statements, the Mansfield facility was sold in the fourth quarter.

NOTE 15	Treasury Stock

The Corporation’s Board of directors from time to time has authorized the repurchase of shares of the Corporation’s common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide. In fiscal 2017 and 2016, the Corporation did not acquire any shares of its common stock.

NOTE 16	401(K) Plan

The Corporation has an employee savings plan (the “401(k) Plan”) that is intended to provide participating employees with an additional method of saving for retirement. The 401(k) Plan covers all employees who meet certain minimum participation requirements. The Corporation does not provide a matching contribution to the 401(k) Plan, but can make discretionary profit sharing contributions. No profit sharing contributions were made in fiscal 2017 and 2016.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 17	Retirement and Death Benefit Plans

The Corporation has entered into various arrangements with certain employees or former employees for benefits to be paid in the following manner:

•	to an employee’s estate in the event of death

•	an employee in the event of retirement or disability to be paid over 10 years beginning at the date of retirement or disability

•	in the event of death, the employee’s beneficiary will receive the balance due the employee

The Corporation also purchased life insurance contracts on the covered employees or former employees. The present value of the principal cost of such arrangements is being accrued over the period from the date of such arrangements to full eligibility using a discount rate of 4.0 percent in fiscal 2017 and fiscal 2016. The current and non-current amounts accrued for such arrangements totaled $5,122,000 and $5,340,000 at May 31, 2017 and 2016, respectively. In fiscal 2017 the amount credited to operations under these arrangements was approximately $17,000. In fiscal 2016 the amount charged to operations under these arrangements was approximately $10,000.

NOTE 18	Subsequent Events

On July 21, 2017, the Corporation (the “Loan Parties,” and Skyline Corporation and Skyline Homes, Inc., the “Borrowers” and each a “Borrower”) entered into a Credit Agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”) and other ancillary agreements and documents, including a Security Agreement and Patent and Trademark Security Agreement (collectively referred to along with the Agreement as the “Loan Documents”). Under the Agreement, Chase will provide a three-year revolving credit facility with loan advances to the Borrowers of up to a maximum of $10,000,000, subject to a borrowing base set forth in the Agreement (the “New Facility”). Loan advances bear interest at either 50 basis points above Chase’s floating prime rate (“CBFR”) or 150 basis points in excess of the LIBOR rate for the applicable period (the “Adjusted LIBO Rate”). Loans are secured by the Loan Parties’ assets, now owned or hereafter acquired, except for real property and any life insurance policies owned by any Borrower on the effective date of the Agreement. Interest is payable in arrears on a monthly basis in the case of the CBFR or at the end of the applicable interest rate in the case of the Adjusted LIBO Rate, and all principal and accrued but unpaid interest is due and payable at the maturity of the New Facility. Borrowers may at any time prepay in whole or in part any loan amounts, subject to minimum amounts and breakage costs.

Also under the Agreement, Chase agreed to issue letters of credit for the account of the Borrowers not to exceed $500,000. No advances have yet been made in connection with such letters of credit.

As part of the closing of the financing, the Company paid Chase a closing fee of $25,000 plus legal and due diligence costs. The Loan Parties also agreed to pay the following fees to Chase during the term of the New Facility: (i) a commitment fee payable in arrears at a rate of .25% per annum on the average daily amount of the available revolving commitment under the New Facility during the prior calendar month; and (ii) monthly letter of credit fees payable in arrears at the applicable Adjusted LIBO Rate on the outstanding amount of letters of credit issued and outstanding during the prior month.

The Loan Documents contain covenants that limit the ability of the Loan Parties to, among other things: (i) incur other indebtedness; (ii) create or incur liens on their assets; (iii) consummate asset sales, acquisitions, or mergers; (iv) pay dividends; (v) make certain investments; (vi) enter into certain transactions with affiliates; and (vii) amend a Loan Party’s articles of incorporation or bylaws.

The Agreement also requires compliance with a financial covenant involving a fixed charge coverage ratio as set forth in the Agreement.

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements — (Continued)

NOTE 18.	Subsequent Events — (Continued)

If the Borrowers default in their obligations under the Agreement, then the unpaid balances will bear interest at 2.0% per annum in excess of the rate that would apply in the absence of a default. Other remedies available to Chase upon an event of default include the right to accelerate the maturity of all obligations, the right to foreclose on and otherwise repossess the collateral securing the obligations, and all other rights set forth in the Loan Documents.

The events of default under the Agreement include, but are not limited to, the following: (i) certain events of bankruptcy and insolvency; (ii) failure to make required payments; (iii) misrepresentations to Chase; (iv) failure to comply with certain covenants and agreements; (v) changes in control; and (vi) a material adverse change occurs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2017, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s internal control over financial reporting was not effective as of May 31, 2017, due to the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report of Internal Control Over Financial Reporting

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

Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting, and testing of the operational effectiveness of the Corporation’s internal control over financing reporting. Based on this assessment, management identified a material weakness in the Corporation’s internal control over financial reporting as of May 31, 2017 as it relates to the accuracy and valuation of raw

Item 9A.	Controls and Procedures — (Continued)

Management’s Report of Internal Control Over Financial Reporting  — (Continued)

materials and inventories. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management’s assessment. The Corporation’s internal controls over the accuracy and valuation of raw materials inventories did not operate with sufficient precision to prevent or detect a the potential occurrence of material misstatement in compiling the raw material inventory listing from the physical inventory counts or in the valuation of raw materials at cost under the first-in, first-out method.

The Corporation’s internal control over financial reporting as of May 31, 2017 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which appears herein.

In order to remediate the material weakness described above, the Corporation is currently evaluating improvements in internal controls over the accuracy and valuation of raw materials inventory and will implement those improvements as soon as practicable in fiscal 2018.

Changes in Internal Control Over Financial Reporting

As of May 31, 2017, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that no changes in internal control over financial reporting occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to affect materially, internal control over financial reporting, except as noted above with respect to the accuracy and valuation of raw materials inventory.

Chief Executive Officer and Chief Financial Officer Certifications

The Corporation’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017. In addition, on September 26, 2016, the Corporation’s Chief Executive Officer certified to NYSE American that he was not aware of any violation by the Corporation of the NYSE American corporate governance listing standards as in effect on September 19, 2016. The foregoing certification was unqualified.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Corporate Governance

The information required by Item 401 of Regulation S-K regarding the Corporation’s directors and the nominees for election as directors of the Corporation at the Annual Meeting of Shareholders to be held on September 29, 2017 (the “2017 Annual Meeting”) is incorporated by reference herein from the disclosures included under the captions “Proposal No. 1 — Election of Directors” and “Director Qualifications and Biographical Information” in the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting (the “2017 Proxy Statement”), which will be filed not later than 120 days after the end of the Corporation’s fiscal year ended May 31, 2017.

The information required by Item 407(c)(3) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance — Committees” in the 2017 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 405 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

Code of Ethics

The Corporation has Codes of Business Conduct and Ethics which apply to all employees, officers and directors. These Codes of Ethics are posted to Skyline’s website at www.skylinecorp.com and are available in paper form upon request to the Skyline Secretary.

Audit Committee and Audit Committee Financial Expert

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Corporate Governance – Committees” in the 2017 Proxy Statement.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation” in the 2017 Proxy Statement.

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

Security Ownership

The information required by Item 403 of Regulation S-K is incorporated by reference herein from the disclosures included under the captions “Security Ownership of Management” and “Security Ownership of Certain Other Beneficial Owners” in the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Executive Compensation — Transactions With Related Persons” in the 2017 Proxy Statement.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated by reference herein from the disclosures included under the caption “Director Independence and Executive Sessions” in the 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference herein from the disclosures included under the captions “Corporate Governance — Audit Fees,” “— Audit-Related Fees,” “— Tax Fees,” and “— All Other Fees” in the 2017 Proxy Statement.

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

(a)(3) Index to Exhibits

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

2.1	Asset Purchase Agreement dated October 7, 2014 between Evergreen Recreational Vehicles, LLC and Skyline Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on October 10, 2014).
2.2	Real Property Purchase Agreement dated October 7, 2014 between Sky RE Holding LLC and Skyline Corporation (incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K filed on October 10, 2014).
3.1	Articles of Incorporation of Skyline Corporation (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report filed on Form 10-K Filed on August 26, 2015).
3.2	Amended and Restated By-Laws of Skyline Corporation (Amended and Restated as of June 1, 2017) (incorporated by reference to Exhibit 3(ii) of the registrant’s Current Report on Form 8-K filed on April 17, 2017).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10 of the registrant’s Current Report on Form 8-K filed on November 26, 2014).
10.2	Credit Agreement dated July 21, 2017 between JPMorgan Chase Bank, N.A., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on July 27, 2017).
10.3	Security Agreement dated July 21, 2017 between JPMorgan Chase Bank, N.A., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on July 27, 2017).
10.4	Patent and Trademark Security Agreement dated July 21, 2017 between JPMorgan Chase Bank, N.A., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on July 27, 2017).
10.5	Disclosure Certificate dated July 21, 2017 between JPMorgan Chase Bank, N.A., Skyline Corporation, and its wholly-owned subsidiaries Homette Corporation, Layton Homes Corp., and Skyline Homes, Inc. (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on July 27, 2017).
10.6	Real Estate Purchase Agreement dated February 24, 2017 between Skyline Corporation and Champion Home Builders, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on March 2, 2017).
10.7	Novation and Amendment of Contract dated February 28, 2017 between Skyline Corporation, Champion Home Builders, Inc. and Homette Corporation (incorporated by reference to Exhibit 2.2 of the registrant’s Current Report on Form 8-K filed on March 2, 2017).
10.8	Executive Employment Agreement dated June 25, 2015 between Richard Florea and Skyline Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 30, 2015).*

Item 15.	Exhibits, Financial Statement Schedules. — (Continued).

10.9	1989 Deferred Compensation Plan as Amended and Restated (incorporated by reference to Exhibit 10 of the registrant’s Quarterly Report on Form 10-Q for the period ending February 28, 2015, filed on April 3, 2015).*
10.10	Skyline Corporation 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 10-Q filed on October 15, 2015).*
21	Subsidiaries of Skyline Corporation.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Rule 13a-14(a)/15d-14(a).
32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Corporation’s Form 10-K for the fiscal year ended May 31, 2017 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

*	This exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CORPORATION Registrant

BY:	/s/ Richard W. Florea
Richard W. Florea
Chief Executive Officer

DATE: August 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Jon S. Pilarski Jon S. Pilarski	Vice President, Finance & Treasurer, Chief Financial Officer	August 3, 2017

BY	/s/ Martin R. Fransted Martin R. Fransted	Corporate Controller and Secretary	August 3, 2017

BY:	/s/ Arthur J. Decio Arthur J. Decio	Director	August 3, 2017

BY:	/s/ John C. Firth John C. Firth	Non-Executive Chairman of the Board	August 3, 2017

BY:	/s/ Jerry Hammes Jerry Hammes	Director	August 3, 2017

BY:	/s/ William H. Lawson William H. Lawson	Director	August 3, 2017

BY:	/s/ David T. Link David T. Link	Director	August 3, 2017

BY:	/s/ John W. Rosenthal Sr. John W. Rosenthal Sr.	Director	August 3, 2017

BY:	/s/ Samuel S. Thompson Samuel S. Thompson	Director	August 3, 2017