Form 10-Q
period 2017-09-03
SKYLINE CORP
filed 2017-10-06
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding October 6, 2017
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands except share and per share amounts)

	September 3, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,635	$11,384
Accounts receivable	13,562	12,751
Inventories	11,399	12,233
Workers’ compensation security deposit	371	371
Other current assets	1,156	563

Total Current Assets	39,123	37,302

Property, Plant and Equipment, at Cost:
Land	2,486	2,965
Buildings and improvements	35,356	35,368
Machinery and equipment	16,864	16,364

	54,706	54,697
Less accumulated depreciation	43,916	43,721

	10,790	10,976
Other Assets	7,230	7,366

Total Assets	$57,143	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	September 3, 2017	May 31, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$3,859	$3,861
Accrued salaries and wages	3,002	3,530
Accrued volume rebates	2,643	1,986
Accrued warranty	4,088	4,757
Customer deposits	1,885	1,880
Other accrued liabilities	2,773	2,371

Total Current Liabilities	18,250	18,385

Long-Term Liabilities:
Deferred compensation expense	4,807	4,848
Accrued warranty	2,800	2,800
Life insurance loans	4,312	4,312

Total Long-Term Liabilities	11,919	11,960

Commitments and Contingencies – See Note 7
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,239	5,171
Retained earnings	87,167	85,560
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	26,974	25,299

Total Liabilities and Shareholders’ Equity	$57,143	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Income Statements

For the Three-Months Ended September 3, 2017 and August 31, 2016

(Dollars in thousands, except share and per share amounts)

	2017	2016
	(Unaudited)
OPERATIONS
Net sales	$58,462	$61,176
Cost of sales	50,536	54,596

Gross profit	7,926	6,580
Selling and administrative expenses	6,112	5,750
Loss on sale of property, plant and equipment	(60)	—

Operating income	1,754	830
Interest expense	(147)	(86)

Income tax expense	—	—

Net income	$1,607	$744

Basic income per share	$.19	$.09

Diluted income per share	$.19	$.09

Weighted average number of common shares outstanding:
Basic	8,391,244	8,391,244

Diluted	8,483,935	8,498,192

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Three-Months Ended September 3, 2017 and August 31, 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,607	$744
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	207	251
Amortization of debt financing costs	88	26
Share-based compensation	68	31
Loss on sale of property, plant and equipment	60	—
Change in assets and liabilities:
Accounts receivable	(811)	319
Inventories	834	(435)
Workers’ compensation security deposit	—	256
Other current assets	(593)	(634)
Accounts payable, trade	(2)	227
Accrued liabilities	(133)	622
Other, net	12	(41)

Net cash from operating activities	1,337	1,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	420	—
Purchase of property, plant and equipment	(500)	(569)
Other, net	(6)	(6)

Net cash from investing activities	(86)	(575)

Net increase in cash	1,251	791
Cash at beginning of period	11,384	7,659

Cash at end of period	$12,635	$8,450

The accompanying notes are an integral part of the consolidated financial statements.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 3, 2017, in addition to the consolidated results of operations and cash flows for the three-month periods ended September 3, 2017 and August 31, 2016. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year. Effective June 1, 2017, the Corporation adopted a 52-53 week fiscal year ending on the Sunday which is nearest to the last day of May in each year. Consequently, there were 95 days and 92 days in the three months ended September 3, 2017 and August 31, 2016, respectively.

The unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The audited consolidated balance sheet as of May 31, 2017, and the unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s latest annual report on Form 10-K.

Recently issued accounting pronouncements — In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Corporation’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services. Revenue is essentially recognized when product is shipped or services rendered, and transfer of title has occurred. The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations, but does not anticipate any material changes resulting from this adoption.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation implemented this pronouncement without a material effect on financial condition and results of operations.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Basis of Presentation — (Continued)

In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment transactions related to: the income tax consequences related to exercised or vested share-based payment awards; the classification of awards as either assets or liabilities; and the classification in the consolidated statements of cash flows. In addition, ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur. For public entities, this update is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Corporation has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur, and implemented this pronouncement without a material effect on financial condition and results of operations upon adoption on June 1, 2017.

NOTE 2 Inventories

Total inventories consist of the following:

	September 3, 2017	May 31, 2017
	(Unaudited)
	(Dollars in thousands)
Raw materials	$7,450	$7,734
Work in process	3,419	4,030
Finished goods	530	469

	$11,399	$12,233

NOTE 3 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $7,103,000 and $7,093,000 at September 3, 2017 and May 31, 2017, respectively.

NOTE 4 Warranty

A reconciliation of accrued warranty is as follows:

	Three-Months Ended
	September 3, 2017	August 31, 2016
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$7,557	$7,317
Accruals for warranties	1,399	1,848
Settlements made during the period	(2,068)	(1,548)

Balance at the end of the period	6,888	7,617
Non-current balance	2,800	2,500

Accrued warranty	$4,088	$5,117

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 5 Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 7.4 percent. The weighted average interest rate is 5.2 percent. Subsequent to September 3, 2017, $1,604,000 in life insurance loans with a weighted average interest rate of 6.3 percent were repaid in order to reduce debt and corresponding interest expense.

NOTE 6 Income Taxes

At September 3, 2017, the Corporation’s gross deferred tax assets of approximately $48.0 million consist of approximately $33.5 million in federal net operating loss and tax credit carryforwards, $7.4 million in state net operating loss carryforwards and $7.1 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and eighteen years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

The Corporation had no federal and state income tax benefit or expense for the quarters ended September 3, 2017 and August 31, 2016. For the first quarter of fiscal 2017, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $546,000 and state operating loss carryforwards of $113,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

NOTE 7 Commitments and Contingencies

The Corporation was contingently liable at September 3, 2017 and May 31, 2017, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $29 million at September 3, 2017 and $30 million at May 31, 2017. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at September 3, 2017 and May 31, 2017, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Commitments and Contingencies — (Continued)

The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at September 3, 2017 will not be material to its financial position or results of operations. There were no obligations or incurred net losses from repurchased units for the three-month periods ended September 3, 2017 and August 31, 2016.

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

NOTE 8 Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital provided a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation was able to obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. On July 21, 2017, the Corporation terminated the Loan Agreement in connection with its entry into a new Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase”) having terms more favorable to the Corporation. As of the date of termination, the Corporation did not have any borrowings outstanding under the Loan Agreement. In addition, the Corporation did not incur any early termination penalties in connection with the termination of the Loan Agreement.

As previously referenced, the Corporation (the “Loan Parties,” and Skyline Corporation and Skyline Homes, Inc., the “Borrowers” and each a “Borrower”) entered into a Credit Agreement (the “Agreement”) with Chase and other ancillary agreements and documents, including a Security Agreement and Patent and Trademark Security Agreement (collectively referred to along with the Agreement as the “Loan Documents”). Under the Agreement, Chase will provide a three-year revolving credit facility with loan advances to the Borrowers of up to a maximum of $10,000,000, subject to a borrowing base set forth in the Agreement (the “New Facility”).

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 8 Secured Revolving Credit Facility — (Continued)

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

The Agreement also requires compliance with a financial covenant involving a fixed charge coverage ratio as set forth in the Agreement, which becomes effective when borrowing on the revolving credit facility is outstanding.

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

The Corporation was in compliance as of September 3, 2017 with covenants associated with the Agreement.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Stock-Based Compensation

In the fiscal 2016, the Corporation’s Board of Directors and shareholders approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten-year life at which time the options expire. Restricted stock awards are priced no less than 100 percent of market price of the Corporation’s stock at the date of grant, and the awards made to date fully vest after five years.

Stock Options – The following unaudited tables summarize option activity for the three months ended September 3, 2017.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 31, 2017	274,000	$4.79	8.40	$128

Granted	57,000	6.15

Options outstanding at September 3, 2017	331,000	$5.03	8.44	$1,934

Vested and exercisable options at September 3, 2017	90,000	$3.54	7.90	$659

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested options at May 31, 2017	229,000	$3.34
Granted	57,000	3.86
Vested	(45,000)	2.55

Non-vested options at September 3, 2017	241,000	$3.61

Stock-based compensation expense for the first quarter of fiscal 2018 and 2017 was approximately $50,000 and $31,000, respectively. Total unrecognized compensation expense related to stock options outstanding at September 3, 2017 was approximately $807,000 and is to be recorded over a weighted-average life of 3.4 years.

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Stock-Based Compensation — (Continued)

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

The fair value of the options granted during the first quarter of fiscal 2018 and 2017 were estimated at the date of grant using the following weighted average assumptions:

	2018	2017
Volatility	65.9%	66.0%
Risk-free interest rate	2.13%	1.47%
Expected option life in years	7.50	7.50
Dividend yield	0%	0%

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

Restricted Stock – In the first quarter of fiscal 2018 and third quarter of fiscal 2017, the Corporation issued 36,000 shares and 15,000 shares of restricted stock valued at approximately $221,000 and $216,000, respectively. No restricted stock was vested at September 3, 2017, and the non-vested shares had a weighted average grant date fair value of $8.58 per share. The value was determined using the market price of the Corporation’s common stock at the date of grant. The restricted stock’s value is to be expensed over a five-year vesting period using a straight-line method. Compensation expense for the first quarter was approximately $18,000, and unrecognized compensation expense at September 3, 2017 was approximately $402,000.

NOTE 10 Earnings Per Share

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

Item 1. Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10 Earnings Per Share — (Continued)

	Three-Months Ended
	September 3, 2017	August 31, 2016
	(Unaudited)
Net income	$1,607	$744

Weighted average share outstanding:
Basic	8,391,244	8,391,244
Common stock equivalents - treasury stock method	92,691	106,948

Diluted	8,483,935	8,498,192
Net income per share:
Basic	$.19	$.09

Diluted	$.19	$.09

There were 95,754 and 13,716 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three months ended September 3, 2017 and August 31, 2016, respectively.

NOTE 11 Loss on Sale of Property, Plant and Equipment

On August 31, 2017, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana. Proceeds of $420,000 were received, and a loss of $60,000 was recognized in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Established in 1951 and headquartered in Elkhart, IN, the Corporation designs, produces and markets manufactured housing, modular housing and park models. The Company sells its products to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada.

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

To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has eight manufacturing facilities located in Leola, PA, Sugar Creek, OH, Ocala, FL, Lancaster, WI, Ark City, KS, San Jacinto, CA, Woodland, CA and McMinnville, OR.

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

Manufactured Housing, Modular Housing and Park Model Industry Conditions

New home sales and the overall housing market is subject to seasonal swings. Typically, the demand for our primary product, single family housing, is highest in the spring and summer months and like the general housing market is lower in the winter months. Likewise, the production and sale of manufactured housing, modular housing and park models can be affected by winter weather conditions at the Corporation’s northern plants. Demand for park models, used primarily for vacation and retirement living often offsets slower single-family homes sales during the winter months.

Although the overall demand for new homes is rising, our industry’s products still do not enjoy the favorable financing options afforded conventional site built homes. Industry trade associations at the state and national level are working to improve legislation to make available more favorable financing options for affordable home buyers. GSE’s FNMA (Fannie) and FHLMC (Freddie) recently released their “Underserved Markets Plan” that describes specifically their three-year plan to meet the “Duty to Serve” obligations as outlined in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as further amended by the Housing and Economic Recovery Act of 2008. The creation and expansion of a secondary chattel loan market could have a positive effect on the demand for affordable manufactured housing as more favorable finance options are made available.

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2012	2013	2014	2015	2016
Industry	54,891	60,210	64,344	70,519	81,169
Percentage Increase		9.7%	6.9%	9.6%	15.1%

Corporation	1,848	2,205	2,678	2,872	3,606
Percentage Increase		19.3%	21.5%	7.2%	25.6%

Modular Housing
*Industry	13,290	14,020	13,844	13,974	13,881
Percentage Increase (Decrease)		5.5%	(1.3%)	0.9%	(0.7%)

**Corporation	382	350	477	341	334
Percentage Increase (Decrease)		(8.4%)	36.3%	(28.5%)	(2.1%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Park Models
Industry	2,780	3,598	3,781	3,649	3,669
Percentage Increase (Decrease)		29.4%	5.1%	(3.5%)	0.5%

Corporation	138	171	307	380	419
Percentage Increase		23.9%	79.5%	23.8%	10.3%

*	Domestic shipment only. Canadian industry shipments not available.
**	Includes domestic and Canadian unit shipments

First Quarter Fiscal 2018 Results

The Corporation experienced the following results during the first quarter of fiscal 2018:

•	Net sales were $58,462,000, an approximate 4.4 percent decrease from the $61,176,000 reported in the same period a year ago.

•	Net income for fiscal 2018 was $1,607,000 as compared to a net income of $744,000 for fiscal 2017. On a basic per share basis, net income was $.19 as compared to a net income of $.09 for the comparable period a year ago.

Secured Revolving Credit Facility

On March 20, 2015, the Corporation (“Borrower(s)”) entered into a Loan and Security Agreement (the “Loan Agreement”) with First Business Capital Corp. (“First Business Capital”). Under the Loan Agreement, First Business Capital provided a secured revolving credit facility to the Borrowers for a term of three years, renewable on an annual basis thereafter with each renewal for a successive one-year term. The Corporation was able to obtain loan advances up to a maximum of $10,000,000 subject to certain collateral-obligation ratios. On July 21, 2017, the Corporation terminated the Loan Agreement in connection with its entry into a new Credit Agreement with JPMorgan Chase Bank, N.A. (“Chase”) having terms more favorable to the Corporation. As of the date of termination, the Corporation did not have any borrowings outstanding under the Loan Agreement. In addition, the Corporation did not incur any early termination penalties in connection with the termination of the Loan Agreement.

As previously referenced, the Corporation (the “Loan Parties,” and Skyline Corporation and Skyline Homes, Inc., the “Borrowers” and each a “Borrower”) entered into a Credit Agreement (the “Agreement”) with Chase and other ancillary agreements and documents, including a Security Agreement and Patent and Trademark Security Agreement (collectively referred to along with the Agreement as the “Loan Documents”). Under the Agreement, Chase will provide a three-year revolving credit facility with loan advances to the Borrowers of up to a maximum of $10,000,000, subject to a borrowing base set forth in the Agreement (the “New Facility”).

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

The Agreement also requires compliance with a financial covenant involving a fixed charge coverage ratio as set forth in the Agreement, which becomes effective when borrowing on the revolving credit facility is outstanding.

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

The Corporation was in compliance as of September 3, 2017 with covenants associated with the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended September 3, 2017 Compared to Three-Month Period Ended August 31, 2016

Net Sales and Unit Shipments

	September 3, 2017	Percent	August 31, 2016	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$45,525	77.9	$49,757	81.3	$(4,232)
Modular Housing	7,151	12.2	7,145	11.7	6
Park Models	5,786	9.9	4,274	7.0	1,512

Total Net Sales	$58,462	100.0	$61,176	100.0	$(2,714)

Unit Shipments
Manufactured Housing	794	77.6	948	81.9	(154)
Modular Housing	94	9.2	97	8.4	(3)
Park Models	135	13.2	112	9.7	23

Total Unit Shipments	1,023	100.0	1,157	100.0	(134)

Net sales decreased approximately 4.4 percent. The decrease was comprised of an 8.5 percent decrease in manufactured housing net sales, a 0.1 percent increase in modular housing net sales, and a 35.4 percent increase in park model net sales. Prior period net manufactured housing sales included $5,201,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities which closed in the fourth quarter of fiscal 2017. Park model net sales rose as a result of management’s continuing initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	September 3, 2017 Skyline	July 31, 2017 Industry
Manufactured Housing	(16.2%)	12.5%
Modular Housing	(3.1%)	Not Available
Park Models	20.5%	13.4%
Total	(11.6%)	Not Available

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 9.2, 3.3 and 12.3 percent, respectively, primarily as a result of price increases and product sold with greater square footage and additional amenities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended September 3, 2017 Compared to Three-Month Period Ended August 31, 2016 — (Continued)

Cost of Sales

	September 3, 2017	Percent of Net Sales	August 31, 2016	Percent of Net Sales	Decrease
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$50,536	85.5	$54,596	89.2	$4,060

Cost of sales, in dollars, decreased primarily as a result of prior year costs including $5,881,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, cost of sales decreased primarily due to the adverse effect in prior year of the Elkhart and Mansfield facilities. Margins were also positively impacted by the company’s focus on higher margin, multi-section homes, and single section manufactured housing models being a smaller proportion of current year total net sales.

Selling and Administrative Expenses

	September 3, 2017	Percent of Net Sales	August 31, 2016	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$6,112	10.5	$5,750	9.4	$362

The increase in selling and administrative expenses is primarily due to an increase in administrative salaries and wages, health insurance costs and profit based compensation. Administrative salaries and wages rose due to headcount additions, including OP-EX (Operational Excellence) managers at multiple facilities, and competitive market conditions. Health insurance costs increased as a result of adverse claim experience and fewer employees contributing to the Corporation’s health insurance plan. Profit based compensation increased due to improved financial results. Prior period expenses included $475,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, selling and administrative expenses rose due to certain costs increasing amid declining sales.

Loss on sale of property, plant and equipment

On August 31, 2017, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana. Proceeds of $420,000 were received, and a loss of $60,000 was recognized in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations — Three-Month Period Ended September 3, 2017 Compared to Three-Month Period Ended August 31, 2016 — (Continued)

Interest Expense

	September 3, 2017	August 31, 2016	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$55	$56	$(1)
Amortization on debt financing costs	88	26	62
Interest on secured revolving credit facility	4	4	—

	$147	$86	$61

Interest expense primarily increased as the result of write-off of $69,000 in debt financing costs associated with the termination of the First Business Capital Loan Agreement in July 2017.

Liquidity and Capital Resources

	September 3, 2017 (Unaudited)	May 31, 2017	Increase (Decrease)
	(Dollars in thousands)
Cash	$12,635	$11,384	$1,251
Current assets, exclusive of cash	26,488	25,918	570
Current liabilities	18,250	18,385	(135)

Working capital	$20,873	$18,917	$1,956

As noted in the Consolidated Statements of Cash Flows for the three-month period ended September 3, 2017, cash increased due to cash provided in operating activities of $1,337,000 and cash used in investing activities of $86,000. Current assets, exclusive of cash, increased primarily due to an $811,000 increase in Accounts receivable and a $593,000 increase in Other current assets; offset by a $834,000 decrease in Inventories. Accounts receivable rose due to increased sales in August 2017 as compared to May 2017. Other current assets increased as a result of annual insurance premiums paid during the first quarter of fiscal 2018. Inventories decreased due to decline in work in process units at September 3, 2017 as compared to May 31, 2017.

Current liabilities decreased primarily as a result of a $669,000 decrease in Accrued warranty and a $528,000 decrease in accrued salaries and wages; offset by a $657,000 increase in Accrued volume rebates. Accrued warranty declined as a result of fewer unit sales. Accrued salaries and wages decreased due to timing of payments to employees at September 3, 2017 as compared to May 31, 2017. Accrued volume rebates rose as a result of accruals for an ongoing marketing program for manufactured housing customers that approximately begins on March 1 and approximately ends on February 28 the following year. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $500,000 for the first three months of fiscal 2018 as compared to $569,000 for the first quarter of fiscal 2017. The expenditures are for building improvements, and replacing equipment that had reached its full economic useful life.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

The Corporation was in compliance as of September 3, 2017 with credit agreement covenants associated with the Secured Revolving Credit Facility with Chase.

At September 3, 2017, the Corporation had the ability to borrow approximately $2,300,000 under the cash surrender value of certain life insurance policies. Subsequent to September 3, 2017, $1,604,000 in life insurance loans with a weighted average interest of 6.3 percent were repaid. Management believes sufficient liquidity exists to meet financial obligations that will occur for at least one year after the date of the filing of this periodic report.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 66). The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, this guidance is effective for annual reporting periods after December 15, 2016, including interim periods within that reporting period. Early application is permitted. Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The Corporation’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services. Revenue is essentially recognized when product is shipped or services rendered, and transfer of title has occurred. The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations, but does not anticipate any material changes resulting from this adoption.

In July 2015, FASB issued ASU No. 2015-11, Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Public business entities should apply ASU No. 2015-11 for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Corporation implemented this pronouncement without a material effect on financial condition and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Recently Issued Accounting Pronouncements — (Continued)

Early application is permitted. The Corporation has elected to continue its current policy of estimating forfeitures rather than recognizing forfeitures when they occur, and implemented this pronouncement without a material effect on financial condition and results of operations upon adoption on June 1, 2017.

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

Item  4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 3, 2017, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are not effective for the period ended September 3, 2017 as a result of a material weakness identified in the fourth quarter of fiscal 2017 related to the accuracy and valuation of raw materials and inventories. The Corporation is currently evaluating the effectiveness of improvements in internal controls over the accuracy and valuation of raw materials inventory.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal first quarter ended September 3, 2017 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except as noted above with respect to the accuracy and valuation of raw materials inventory.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

PART II — OTHER INFORMATION— (CONTINUED)

Item 1A. Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2017.

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

SKYLINE CORPORATION

DATE: October 6, 2017	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: October 6, 2017	/s/ Martin R. Fransted
Martin R. Fransted
Controller