Form 10-Q
period 2017-12-03
SKYLINE CORP
filed 2018-01-11
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 3, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding January 11, 2018
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands except share and per share amounts)

	December 3, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,287	$11,384
Accounts receivable	14,802	12,751
Inventories	12,929	12,233
Workers’ compensation security deposit	371	371
Other current assets	995	563

Total Current Assets	41,384	37,302

Property, Plant and Equipment, at Cost:
Land	2,016	2,965
Buildings and improvements	35,615	35,368
Machinery and equipment	16,872	16,364

	54,503	54,697
Less accumulated depreciation	44,092	43,721

	10,411	10,976
Other Assets	7,242	7,366

Total Assets	$59,037	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	December 3, 2017	May 31, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$4,056	$3,861
Accrued salaries and wages	2,942	3,530
Accrued volume rebates	3,220	1,986
Accrued warranty	3,916	4,757
Customer deposits	1,977	1,880
Other accrued liabilities	2,596	2,371

Total Current Liabilities	18,707	18,385

Long-Term Liabilities:
Deferred compensation expense	4,808	4,848
Accrued warranty	2,800	2,800
Life insurance loans	2,707	4,312

Total Long-Term Liabilities	10,315	11,960

Commitments and Contingencies – See Note 7
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,316	5,171
Retained earnings	90,131	85,560
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	30,015	25,299

Total Liabilities and Shareholders’ Equity	$59,037	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Income Statements

For the Three-Months and Six-Months Ended December 3, 2017 and November 30, 2016

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Six-Months Ended
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$57,765	$64,226	$116,227	$125,402
Cost of sales	49,394	58,996	99,930	113,592

Gross profit	8,371	5,230	16,297	11,810
Selling and administrative expenses	6,132	5,739	12,244	11,489
Net gain on sale of property, plant and equipment	762	—	702	—

Operating income (loss)	3,001	(509)	4,755	321
Interest expense	(37)	(86)	(184)	(172)
Income tax expense	—	—	—	—

Net income (loss)	$2,964	$(595)	$4,571	$149

Basic and diluted income (loss) per share	$.35	$(.07)	$.54	$.02

Weighted average number of common shares outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244

Diluted	8,562,899	8,391,244	8,531,191	8,512,903

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Six-Months Ended December 3, 2017 and November 30, 2016

(Dollars in thousands)

	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,571	$149
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	417	511
Amortization of debt financing costs	93	51
Share-based compensation	145	62
Net gain on sale of property, plant and equipment	(702)	—
Change in assets and liabilities:
Accounts receivable	(2,051)	(670)
Inventories	(696)	(575)
Workers’ compensation security deposit	—	604
Other current assets	(432)	(717)
Accounts payable, trade	195	92
Accrued liabilities	127	2,502
Other, net	27	46

Net cash from operating activities	1,694	2,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,651	—
Purchase of property, plant and equipment	(800)	(787)
Other, net	(37)	(25)

Net cash from investing activities	814	(812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of life insurance loans	(1,605)	—

Net cash from financing activities	(1,605)	—

Net increase in cash	903	1,243

Cash at beginning of period	11,384	7,659

Cash at end of period	$12,287	$8,902

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 3, 2017, in addition to the consolidated results of operations and cash flows for the three-month and six-month periods ended December 3, 2017 and November 30, 2016. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year. Effective June 1, 2017, the Corporation adopted a 52-53 week fiscal year ending on the Sunday which is nearest to the last day of May in each year. Consequently, there were 91 days in the three-month periods ended December 3, 2017 and November 30, 2016, respectively. In addition, there were 186 and 183 days in the six-month periods ended December 3, 2017 and November 30, 2016, respectively.

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

Recently issued accounting pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued several ASU’s that update or clarify the new rules. For a public entity, this guidance is effective for annual reporting periods after December 15, 2017, including interim periods within that reporting period. Early application is permitted.

The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

•	Identify the contract(s) with a customer;

•	Identify each performance obligation in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to each performance obligation; and

•	Recognize revenue when or as each performance obligation is satisfied.

The Corporation’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 1 Basis of Presentation — (Continued).

Recently issued accounting pronouncements — (continued) The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations by applying the five-step approach to each revenue stream. At this time, material changes resulting from this adoption are not anticipated with the modified retrospective method being utilized.

The Corporation, however, does expect to greatly increase the amount of required disclosures, including but not limited to:

•	Disaggregation of revenue in to categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•	Information about performance obligations in contracts with customers; and

•	Judgements that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing of satisfaction of performance obligation, and the transaction price and the amounts allocation to performance obligations.

NOTE 2 Inventories

Total inventories consist of the following:

	December 3, 2017	May 31, 2017
	(Unaudited)
	(Dollars in thousands)
Raw materials	$8,206	$7,734
Work in process	3,807	4,030
Finished goods	916	469

	$12,929	$12,233

NOTE 3 Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $7,129,000 and $7,093,000 at December 3, 2017 and May 31, 2017, respectively. Subsequent to December 3, 2017, life insurance policies with cash surrender value of approximately $2,546,000 were cancelled. Proceeds from the cash surrender value were used to repay all outstanding life insurance loans.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4 Warranty

A reconciliation of accrued warranty is as follows:

	Six-Months Ended
	December 3, 2017	November 30, 2016
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$7,557	$7,317
Accruals for warranties	3,030	3,842
Settlements made during the period	(3,871)	(3,280)

Balance at the end of the period	6,716	7,879
Non-current balance	2,800	2,500

Accrued warranty	$3,916	$5,379

NOTE 5 Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 4.8 percent. The weighted average interest rate is 4.5 percent. In the second quarter of fiscal 2018, $1,605,000 in life insurance loans with a weighted average interest rate of 6.3 percent were repaid in order to reduce debt and corresponding interest expense. Subsequent to December 3, 2017, all remaining loan balances were repaid as referenced in Note 3.

NOTE 6 Income Taxes

At December 3, 2017, the Corporation’s gross deferred tax assets of approximately $46.7 million consist of approximately $32.4 million in federal net operating loss and tax credit carryforwards, $7.2 million in state net operating loss carryforwards and $7.1 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a life expectancy of between eleven and eighteen years. The state net operating loss carryforwards have a life expectancy, depending on the state where a loss was incurred, between one and twenty years. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination. The Corporation is currently evaluating the new tax law that was enacted on December 22, 2017 and its impact on future estimates of the valuation of the Corporation’s deferred income taxes.

The Corporation had no federal and state income tax benefit or expense for the quarters ended December 3, 2017 and November 30, 2016. For the first half of fiscal 2018, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $1,582,000 and state operating loss carryforwards of $326,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7 Commitments and Contingencies

The Corporation was contingently liable at December 3, 2017 and May 31, 2017, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $26 million at December 3, 2017 and $30 million at May 31, 2017. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at December 3, 2017 and May 31, 2017, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at December 3, 2017 will not be material to its financial position or results of operations. There were no obligations or incurred net losses from repurchased units for the six-month periods ended December 3, 2017 and November 30, 2016.

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

NOTE 8 Secured Revolving Credit Facility— (Continued)

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

NOTE 8 Secured Revolving Credit Facility— (Continued)

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

The Corporation was in compliance as of December 3, 2017 with covenants associated with the Agreement.

NOTE 9 Stock-Based Compensation

In fiscal 2016, the Corporation’s Board of Directors and shareholders approved the 2015 Stock Incentive Plan (“Plan”), which allows the granting of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Corporation and is intended to retain and reward key employees’ performance and efforts as they relate to the Corporation’s long-term objectives and strategic plan. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Corporation’s stock at the date of grant and vest over a period of time as determined by the Corporation at the date of grant up to the contractual ten-year life at which time the options expire. Restricted stock awards are priced no less than 100 percent of market price of the Corporation’s stock at the date of grant, and the awards made to date fully vest after five years. Stock options and restricted stock awards immediately vest upon the closing of change in control events (See Note 12).

Stock Options – The following unaudited tables summarize option activity for the six-months ended December 3, 2017.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 31, 2017	274,000	$4.79	8.40	$128

Granted	57,000	6.15

Options outstanding at December 3, 2017	331,000	$5.03	8.19	$2,470

Vested and exercisable options at December 3, 2017	90,000	$3.54	7.66	$805

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Stock-Based Compensation — (Continued).

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested options at May 31, 2017	229,000	$3.34
Granted	57,000	3.86
Vested	(45,000)	2.55

Non-vested options at December 3, 2017	241,000	$3.61

Stock-based compensation expense for the second quarter of fiscal 2018 and 2017 was approximately $55,000 and $31,000, respectively. Stock-based compensation for the first half of fiscal 2018 and 2017 was approximately $105,000 and $62,000, respectively. Total unrecognized compensation expense related to stock options outstanding at December 3, 2017 was approximately $753,000 and is to be recorded over a weighted-average life of 3.15 years.

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

The fair value of the options granted during the first half of fiscal 2018 and 2017 were estimated at the date of grant using the following weighted average assumptions:

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

Restricted Stock – In the first quarter of fiscal 2018 and third quarter of fiscal 2017, the Corporation issued 36,000 shares and 15,000 shares of restricted stock valued at approximately $221,000 and $216,000, respectively. No restricted stock was vested at December 3, 2017, and the non-vested shares had a weighted average grant date fair value of $8.58 per share. The value was determined using the market price of the Corporation’s common stock at the date of grant.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9 Stock-Based Compensation — (Continued)

The restricted stock’s value is to be expensed over a five-year vesting period using a straight-line method. Compensation expense for the second quarter and first half of fiscal 2018 was approximately $22,000 and $40,000, respectively. Unrecognized compensation expense at December 3, 2017 was approximately $380,000.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three-Months Ended		Six-Months Ended
	December 3, 2017	November 30, 2016	December 3, 2017	November 30, 2016
	(Unaudited)
Net income (loss)	$2,964	$(595)	$4,571	$149

Weighted average share outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244
Common stock equivalents— treasury stock method	171,655	—	139,947	121,659

Diluted	8,562,899	8,391,244	8,531,191	8,512,903
Net income (loss) per share:
Basic	$.35	$(.07)	$.54	$.02

Diluted	$.35	$(.07)	$.54	$.02

There were 23,417 and 139,532 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three-months ended December 3, 2017 and November 30, 2016, respectively. There were 46,168 and 8,727 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the six-months ended December 3, 2017 and November 30, 2016.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 11 Net Gain on Sale of Property, Plant and Equipment

On November 22, 2017, the Corporation sold a non-income producing parcel of land located in McMinnville, Oregon. Proceeds of $1,231,000 were received, and a gain of $762,000 was recognized in the second quarter.

Likewise, on August 31, 2017, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana. Proceeds of $420,000 were received, and a loss of $60,000 was recognized in the first quarter.

NOTE 12 Subsequent Event

The Exchange

On January 5, 2018, the Corporation (“Skyline” or the “Company”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) entered into a Share Contribution & Exchange Agreement (the “Exchange Agreement”) pursuant to which the two companies will combine their operations. Under the Exchange Agreement, (i) Champion Holdings will contribute to Skyline all of the issued and outstanding shares of common stock of Champion Holdings’ wholly-owned operating subsidiaries through the contribution of all of the issued and outstanding equity interests of each of Champion Home Builders, Inc., a Delaware corporation (“CHB”), and CHB International B.V., a Dutch private limited liability company (“CIBV”) (the shares of stock of CHB and CIBV to be contributed to Skyline, the “Contributed Shares”), and (ii) in exchange for the Contributed Shares, Skyline will issue to Champion Holdings that number of shares of Skyline common stock, $0.0277 par value per share, such that at the closing, Champion Holdings (or its members) will hold 84.5%, and Skyline’s shareholders will hold 15.5%, of the common stock of the combined company on a fully-diluted basis (the “Shares Issuance”). The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by Skyline to Champion Holdings, are collectively referred to herein as the “Exchange.” In connection with the closing of the Exchange, Skyline will file the Company Charter Amendment (described below) and will change its name to “Skyline Champion Corporation.”

Immediately prior to the closing of the Exchange, Skyline will amend and restate its articles of incorporation to provide for, among other things, (i) the change in the name of the Company as described above; (ii) an increase in the number of authorized shares of common stock of the Company from 15,000,000 to 115,000,000 shares; (iii) a provision stating that the number of directors shall be as specified in the Company’s bylaws; and (iv) certain other ministerial revisions to update and modernize the articles of incorporation and remove various extraneous provisions (collectively, the “Company Charter Amendment”).

The Exchange is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Exchange Agreement, which is currently expected to be in the first half of 2018.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 Subsequent Event — (Continued)

Representations and Warranties; Covenants

Each of Skyline and Champion Holdings makes customary representations and warranties in the Exchange Agreement. Skyline also has agreed to various covenants in the Exchange Agreement, including, without limitation, to cause a special meeting of Skyline’s shareholders to be held as promptly as practicable to consider and approve the Company Charter Amendment and the Shares Issuance (the “Company Shareholder Approval Matters”), and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting.

The Exchange Agreement contains customary covenants governing the conduct of Skyline’s and Champion Holdings’ respective businesses, access to information pertaining to the parties’ businesses, and notification of certain events, among other things, between the date of the Exchange Agreement and the closing. Pursuant to the Exchange Agreement, Skyline is subject to customary “no-shop” restrictions which restrict its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. However, prior to receiving approval of the Company Shareholder Approval Matters by Skyline’s shareholders, Skyline may, under certain circumstances, provide information to and participate in discussions with third parties with respect to certain unsolicited alternative acquisition proposals as provided in the Exchange Agreement.

The Exchange Agreement provides that, prior to the closing of the Exchange, Skyline may declare and pay a special cash dividend to its shareholders in the aggregate amount of Skyline’s “net cash” (generally defined in the Exchange Agreement as Skyline’s aggregate cash and cash equivalents, less the aggregate amount of Skyline’s indebtedness and debt-like items, and less Skyline’s aggregate transaction expenses incurred in connection with the Exchange, each as determined as of the close of business on the last business day immediately prior to the date Skyline gives notice of the special dividend to the NYSE American), if any. If declared, Skyline must pay the special dividend at least one business day prior to the closing date.

Closing Conditions

Consummation of the Exchange is subject to various conditions, including, without limitation, (i) approval by Skyline’s shareholders of the Company Shareholder Approval Matters; (ii) the receipt of all required regulatory approvals (without the imposition of any burdensome divestiture condition on the parties, as described in the Exchange Agreement); (iii) the absence of any law, order, or legal injunction which prohibits the consummation of the Exchange and the absence of certain other litigation matters; (iv) the NYSE American listing application for the Company’s shares to be issued in the Shares Issuance shall have been conditionally approved; (v) the accuracy of the parties’ respective representations and warranties and the performance of their respective obligations; (vi) the absence of the occurrence of a material adverse effect with respect to each of Skyline and Champion Holdings, and their subsidiaries, each taken as a whole, between the date of the Exchange Agreement and closing; and (vii) certain other customary conditions.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 Subsequent Event — (Continued)

Termination and Termination Fees

The Exchange Agreement contains certain termination rights in favor of Skyline and Champion Holdings, as set forth therein. Upon the termination of the Exchange Agreement under specified circumstances, and upon Skyline entering into or closing another acquisition transaction within 12 months after termination of the Exchange Agreement, Skyline may be required to pay Champion Holdings a termination fee of $10 million. Any termination fee triggered under the Exchange Agreement will accrue upon Skyline entering into or closing another acquisition transaction within 12 months after termination, but the fee is not payable by Skyline to Champion Holdings until two business days after the date that the other acquisition closes or is terminated unless the board of directors of Skyline adversely changes its favorable recommendation of the Exchange to its shareholders and Champion Holdings terminates the Exchange Agreement as a result of such change in recommendation, in which case, a termination fee of $3 million in cash is immediately due and payable by Skyline to Champion Holdings upon such termination, and if Skyline subsequently enters into or closes another acquisition transaction within 12 months after termination, an additional $7 million cash termination fee would accrue and would become payable two business days after the date that the other acquisition closes or is terminated.

In addition to the termination fee, if the Exchange Agreement is terminated by either Skyline or Champion Holdings because of Skyline’s shareholders do not approve the Company Shareholder Approval Matters, then Skyline must pay Champion Holdings $2 million as reimbursement for fees and expenses incurred by Champion Holdings in connection with the Exchange Agreement. Any expense reimbursement paid by Skyline will be credited against, and thereby reduce, any termination fee that may become due and payable.

The foregoing descriptions of the Exchange Agreement, the Exchange, and the Shares Issuance are summaries, do not purport to be complete, and are qualified in their entirety by reference to the full text of the Exchange Agreement, and the exhibits attached thereto, copies of which are attached as Exhibits 2.1 to the Current Report on Form 8-K filed with Securities and Exchange Commission on January 5, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Established in 1951 and headquartered in Elkhart, Indiana, the Corporation designs, produces and markets manufactured housing, modular housing and park models. The Company sells its products to independent dealers, developers, campgrounds and manufactured housing communities located throughout the United States and Canada.

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

To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has eight manufacturing facilities located in Leola, Pennsylvania, Sugarcreek, Ohio, Ocala, Florida, Lancaster, Wisconsin, Arkansas City, Kansas, San Jacinto, California, Woodland, California and McMinnville, Oregon. Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Park models are marketed under the “Shore Park” trademark. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis.

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

Although the overall demand for new homes is rising, our industry’s products still do not enjoy the favorable financing options afforded conventional site built homes. Industry trade associations at the state and national level are working to improve legislation to make available more favorable financing options for affordable home buyers. Government Sponsored Enterprises’ Federal National Mortgage Association and Federal Home Loan Mortgage Corporation recently released their “Underserved Markets Plan” that describes specifically their three-year plan to meet the “Duty to Serve” obligations as outlined in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as further amended by the Housing and Economic Recovery Act of 2008. The creation and expansion of a secondary chattel loan market could have a positive effect on the demand for affordable manufactured housing as more favorable finance options are made available.

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows:

Manufactured Housing	2012	2013	2014	2015	2016
Industry	54,891	60,210	64,344	70,519	81,169
Percentage Increase		9.7%	6.9%	9.6%	15.1%
Corporation	1,848	2,205	2,678	2,872	3,606
Percentage Increase		19.3%	21.5%	7.2%	25.6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Modular Housing	2012	2013	2014	2015	2016
*Industry	13,290	14,020	13,844	13,974	13,881
Percentage Increase (Decrease)		5.5%	(1.3%)	0.9%	(0.7%)
**Corporation	382	350	477	341	334
Percentage Increase (Decrease)		(8.4%)	36.3%	(28.5%)	(2.1%)

* Domestic shipment only. Canadian industry shipments not available. ** Includes domestic and Canadian unit shipments
Park Models
Industry	2,780	3,598	3,781	3,649	3,669
Percentage Increase (Decrease)		29.4%	5.1%	(3.5%)	0.5%
Corporation	138	171	307	380	419
Percentage Increase		23.9%	79.5%	23.8%	10.3%

Fiscal 2018 Second Quarter and First Half Results

The Corporation experienced the following results during the second quarter of fiscal 2018:

•	Net sales were $57,765,000, an approximate 10.1 percent decrease from the $64,226,000 reported in the same period a year ago.

•	Operating income for fiscal 2018 was $3,001,000 as compared to an operating loss of $509,000 for fiscal 2017. Current year operating income includes a $762,000 net gain on the sale of property, plant and equipment. Prior year’s operating loss included a $1,362,000 loss, excluding corporate overhead allocation, attributable to facilities in Elkhart, Indiana and Mansfield, Texas that closed in the fourth quarter of fiscal 2017.

•	Net income for fiscal 2018 was $2,964,000 as compared to a net loss of $595,000 for fiscal 2017. On a basic per share basis, net income was $.35 as compared to a net loss of $.07 for the comparable period a year ago.

The Corporation experienced the following results during the first half of fiscal 2018:

•	Net sales were $116,227,000, an approximate 7.3 percent decrease from the $125,402,000 reported in the same period a year ago.

•	Operating income for fiscal 2018 was $4,755,000 as compared to operating income of $321,000 for fiscal 2017. Current year operating income includes a $702,000 net gain on the sale of property, plant and equipment. Prior year’s operating income included a $2,517,000 loss, excluding corporate overhead allocation, attributable to the Elkhart and Mansfield facilities.

•	Net income for fiscal 2018 was $4,571,000 as compared to a net income of $149,000 for fiscal 2017. On a basic per share basis, net income was $.54 as compared to a net income of $.02 for the comparable period a year ago.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

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

Secured Revolving Credit Facility— (Continued)

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

The Corporation was in compliance as of December 3, 2017 with covenants associated with the Agreement.

Subsequent Event

The Exchange

On January 5, 2018, the Corporation (“Skyline” or the “Company”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) entered into a Share Contribution & Exchange Agreement (the “Exchange Agreement”) pursuant to which the two companies will combine their operations. Under the Exchange Agreement, (i) Champion Holdings will contribute to Skyline all of the issued and outstanding shares of common stock of Champion Holdings’ wholly-owned operating subsidiaries through the contribution of all of the issued and outstanding equity interests of each of Champion Home Builders, Inc., a Delaware corporation (“CHB”), and CHB International B.V., a Dutch private limited liability company (“CIBV”) (the shares of stock of CHB and CIBV to be contributed to Skyline, the “Contributed Shares”), and (ii) in exchange for the Contributed Shares, Skyline will issue to Champion Holdings that number of shares of Skyline common stock, $0.0277 par value per share, such that at the closing, Champion Holdings (or its members) will hold 84.5%, and Skyline’s shareholders will hold 15.5%, of the common stock of the combined company on a fully-diluted basis (the “Shares Issuance”). The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by Skyline to Champion Holdings, are collectively referred to herein as the “Exchange.” In connection with the closing of the Exchange, Skyline will file the Company Charter Amendment (described below) and will change its name to “Skyline Champion Corporation.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Subsequent Event — (Continued)

The Exchange — (Continued)

Immediately prior to the closing of the Exchange, Skyline will amend and restate its articles of incorporation to provide for, among other things, (i) the change in the name of the Company as described above; (ii) an increase in the number of authorized shares of common stock of the Company from 15,000,000 to 115,000,000 shares; (iii) a provision stating that the number of directors shall be as specified in the Company’s bylaws; and (iv) certain other ministerial revisions to update and modernize the articles of incorporation and remove various extraneous provisions (collectively, the “Company Charter Amendment”). The Exchange is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Exchange Agreement, which is currently expected to be in the first half of 2018.

Representations and Warranties; Covenants

Each of Skyline and Champion Holdings makes customary representations and warranties in the Exchange Agreement. Skyline also has agreed to various covenants in the Exchange Agreement, including, without limitation, to cause a special meeting of Skyline’s shareholders to be held as promptly as practicable to consider and approve the Company Charter Amendment and the Shares Issuance (the “Company Shareholder Approval Matters”), and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting.

The Exchange Agreement contains customary covenants governing the conduct of Skyline’s and Champion Holdings’ respective businesses, access to information pertaining to the parties’ businesses, and notification of certain events, among other things, between the date of the Exchange Agreement and the closing. Pursuant to the Exchange Agreement, Skyline is subject to customary “no-shop” restrictions which restrict its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. However, prior to receiving approval of the Company Shareholder Approval Matters by Skyline’s shareholders, Skyline may, under certain circumstances, provide information to and participate in discussions with third parties with respect to certain unsolicited alternative acquisition proposals as provided in the Exchange Agreement.

The Exchange Agreement provides that, prior to the closing of the Exchange, Skyline may declare and pay a special cash dividend to its shareholders in the aggregate amount of Skyline’s “net cash” (generally defined in the Exchange Agreement as Skyline’s aggregate cash and cash equivalents, less the aggregate amount of Skyline’s indebtedness and debt-like items, and less Skyline’s aggregate transaction expenses incurred in connection with the Exchange, each as determined as of the close of business on the last business day immediately prior to the date Skyline gives notice of the special dividend to the NYSE American), if any. If declared, Skyline must pay the special dividend at least one business day prior to the closing date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Subsequent Event — (Continued)

Closing Conditions

Consummation of the Exchange is subject to various conditions, including, without limitation, (i) approval by Skyline’s shareholders of the Company Shareholder Approval Matters; (ii) the receipt of all required regulatory approvals (without the imposition of any burdensome divestiture condition on the parties, as described in the Exchange Agreement); (iii) the absence of any law, order, or legal injunction which prohibits the consummation of the Exchange and the absence of certain other litigation matters; (iv) the NYSE American listing application for the Company’s shares to be issued in the Shares Issuance shall have been conditionally approved; (v) the accuracy of the parties’ respective representations and warranties and the performance of their respective obligations; (vi) the absence of the occurrence of a material adverse effect with respect to each of Skyline and Champion Holdings, and their subsidiaries, each taken as a whole, between the date of the Exchange Agreement and closing; and (vii) certain other customary conditions.

Termination and Termination Fees

The Exchange Agreement contains certain termination rights in favor of Skyline and Champion Holdings, as set forth therein. Upon the termination of the Exchange Agreement under specified circumstances, and upon Skyline entering into or closing another acquisition transaction within 12 months after termination of the Exchange Agreement, Skyline may be required to pay Champion Holdings a termination fee of $10 million. Any termination fee triggered under the Exchange Agreement will accrue upon Skyline entering into or closing another acquisition transaction within 12 months after termination, but the fee is not payable by Skyline to Champion Holdings until two business days after the date that the other acquisition closes or is terminated unless the board of directors of Skyline adversely changes its favorable recommendation of the Exchange to its shareholders and Champion Holdings terminates the Exchange Agreement as a result of such change in recommendation, in which case, a termination fee of $3 million in cash is immediately due and payable by Skyline to Champion Holdings upon such termination, and if Skyline subsequently enters into or closes another acquisition transaction within 12 months after termination, an additional $7 million cash termination fee would accrue and would become payable two business days after the date that the other acquisition closes or is terminated.

In addition to the termination fee, if the Exchange Agreement is terminated by either Skyline or Champion Holdings because of Skyline’s shareholders do not approve the Company Shareholder Approval Matters, then Skyline must pay Champion Holdings $2 million as reimbursement for fees and expenses incurred by Champion Holdings in connection with the Exchange Agreement. Any expense reimbursement paid by Skyline will be credited against, and thereby reduce, any termination fee that may become due and payable.

The foregoing descriptions of the Exchange Agreement, the Exchange, and the Shares Issuance, are summaries, do not purport to be complete, and are qualified in their entirety by reference to the full text of the Exchange Agreement, and the exhibits attached thereto, copies of which are attached as Exhibits 2.1 to the Current Report on Form 8-K filed with Securities and Exchange Commission on January 5, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended December 3, 2017 Compared to Three-Month Period Ended November 30, 2016

Net Sales and Unit Shipments

	December 3, 2017	Percent	November 30, 2016	Percent	Increase (Decrease)
	(Unaudited) (Dollars in thousands)
Net Sales
Manufactured Housing	$45,975	79.6	$54,207	84.4	$(8,232)
Modular Housing	8,227	14.2	6,718	10.5	1,509
Park Models	3,563	6.2	3,301	5.1	262

Total Net Sales	$57,765	100.0	$64,226	100.0	$(6,461)

Unit Shipments
Manufactured Housing	778	80.1	1,037	84.8	(259)
Modular Housing	114	11.7	100	8.2	14
Park Models	79	8.2	85	7.0	(6)

Total Unit Shipments	971	100.0	1,222	100.0	(251)

Net sales decreased approximately 10.1 percent mainly due to prior period net manufactured housing sales including $8,092,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities which closed in the fourth quarter of fiscal 2017. Modular housing net sales partially offset the decrease as a result of multiple facilities experiencing increased customer demand for this product.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	December 3, 2017 Skyline	October 31, 2017 Industry
Manufactured Housing	(25.0%)	13.0%
Modular Housing	14.0%	Not Available
Park Models	(7.1%)	10.1%
Total	(20.5%)	Not Available

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 13.0, 7.4 and 16.1 percent, respectively, primarily as a result of price increases and product sold with greater square footage and additional amenities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended December 3, 2017 Compared to Three-Month Period Ended November 30, 2016 — (Continued)

Cost of Sales

	December 3, 2017	Percent of Net Sales	November 30, 2016	Percent of Net Sales	Decrease
	(Unaudited) (Dollars in Thousands)
Cost of Sales	$49,394	85.5	$58,996	91.9	$9,602

Cost of sales, in dollars, decreased primarily as a result of prior year costs including $8,966,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, cost of sales decreased primarily due to the adverse effect in prior year of the Elkhart and Mansfield facilities. Margins were also positively impacted by the company’s focus on higher margin, multi-section homes, and single section manufactured housing models being a smaller proportion of current year total net sales.

Selling and Administrative Expenses

	December 3, 2017	Percent of Net Sales	November 30, 2016	Percent of Net Sales	Increase
	(Unaudited) (Dollars in thousands)
Selling and administrative expenses	$6,132	10.6	$5,739	8.9	$393

The increase in selling and administrative expenses is primarily due to an increase in administrative salaries and wages, profit based compensation, and approximately $190,000 in non-recurring costs associated with the merger with Champion Holdings. Administrative salaries and wages rose due to headcount additions and competitive market conditions. Profit based compensation increased due to improved financial results. Prior period expenses included $488,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, selling and administrative expenses rose due to certain costs increasing amid declining sales.

Net gain on sale of property, plant and equipment

On November 22, 2017, the Corporation sold a non-income producing parcel of land located in McMinnville, Oregon. Proceeds of $1,231,000 were received, and a gain of $762,000 was recognized in the second quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended December 3, 2017 Compared to Three-Month Period Ended November 30, 2016 — (Continued)

Interest Expense

	December 3, 2017	November 30, 2016	Decrease
	(Unaudited) (Dollars in thousands)
Interest on life insurance policies loans	$32	$55	$23
Amortization on debt financing costs	5	26	21
Interest on secured revolving credit facility	—	5	5

	$37	$86	$49

Interest expense decreased as a result of the repayment of life insurance loans, and the refinancing of a Credit Agreement with Chase.

Results of Operations – Six-Month Period Ended December 3, 2017 Compared to Six-Month Period Ended November 30, 2016

Net Sales and Unit Shipments

	December 3, 2017	Percent	November 30, 2016	Percent	Increase (Decrease)
	(Unaudited) (Dollars in thousands)
Net Sales
Manufactured Housing	$91,500	78.7	$103,964	82.9	$(12,464)
Modular Housing	15,378	13.3	13,863	11.1	1,515
Park Models	9,349	8.0	7,575	6.0	1,774

Total Net Sales	$116,227	100.0	$125,402	100.0	$(9,175)

Unit Shipments
Manufactured Housing	1,572	78.8	1,985	83.4	(413)
Modular Housing	208	10.4	197	8.3	11
Park Models	214	10.8	197	8.3	17

Total Unit Shipments	1,994	100.0	2,379	100.0	(385)

Net sales decreased approximately 7.3 percent mainly due to prior period net manufactured housing sales including $13,293,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities which closed in the fourth quarter of fiscal 2017. Modular housing net sales partially offset the decrease as a result of multiple facilities experiencing increased customer demand for this product. In addition, park model net sales rose as a result of management’s continuing initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six-Month Period Ended December 3, 2017 Compared to Six-Month Period Ended November 30, 2016

Net Sales and Unit Shipments — (Continued)

For the following six-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	December 3, 2017 Skyline	October 31, 2017 Industry
Manufactured Housing	(20.8%)	12.7%
Modular Housing	5.6%	Not Available
Park Models	8.6%	11.8%
Total	(16.2%)	Not Available

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 11.1, 5.1 and 13.6 percent, respectively, primarily as a result of price increases and product sold with greater square footage and additional amenities.

Cost of Sales

	December 3, 2017	Percent of Net Sales	November 30, 2016	Percent of Net Sales	Decrease
Cost of Sales	$99,930	86.0	$113,592	90.6	$13,662

Cost of sales, in dollars, decreased primarily as a result of prior year costs including $14,847,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, cost of sales decreased primarily due to the adverse effect in prior year of the Elkhart and Mansfield facilities. Margins were also positively impacted by the company’s focus on higher margin, multi-section homes, and single section manufactured housing models being a smaller proportion of current year total net sales.

Selling and Administrative Expenses

	December 3, 2017	Percent of Net Sales	November 30, 2016	Percent of Net Sales	Increase
	(Unaudited) (Dollars in thousands)
Selling and administrative expenses	$12,244	10.5	$11,489	9.2	$755

The increase in selling and administrative expenses is primarily due to an increase in administrative salaries and wages, health insurance costs, profit based compensation, and approximately $190,000 in non-recurring costs associated with the merger with Champion Holdings. Administrative salaries and wages rose due to headcount additions and competitive market conditions. Health insurance costs increased as a result of adverse claim experience and fewer employees contributing to the Corporation’s health insurance plan. Profit based compensation increased due to improved financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Six Month Period Ended December 3, 2017 Compared to Six-Month Period Ended November 30, 2016 — (Continued)

Selling and Administrative Expenses — (Continued)

Prior period expenses included $963,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, selling and administrative expenses rose due to certain costs increasing amid declining sales.

Net Gain on Sale of Property, Plant and Equipment

On November 22, 2017, the Corporation sold a non-income producing parcel of land located in McMinnville, Oregon. Proceeds of $1,231,000 were received, and a gain of $762,000 was recognized in the second quarter. Likewise, on August 31, 2017, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana. Proceeds of $420,000 were received, and a loss of $60,000 was recognized in the first quarter.

Interest Expense

	December 3, 2017	November 30, 2016	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policies loans	$87	$112	$(25)
Amortization on debt financing costs	93	51	42
Interest on secured revolving credit facility	4	9	(5)

	$184	$172	$12

Interest expense primarily increased as the result of write-off of $69,000 in debt financing costs associated with the termination of the First Business Capital Loan Agreement in July 2017.

Liquidity and Capital Resources

	December 3, 2017	May 31, 2017	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$12,287	$11,384	$903
Current assets, exclusive of cash	29,097	25,918	3,179
Current liabilities	18,707	18,385	322

Working capital	$22,677	$18,917	$3,760

As noted in the Consolidated Statements of Cash Flows for the six-month period ended December 3, 2017, cash increased due to cash provided from operating activities of $1,694,000, cash provided from investing activities of $814,000, and cash used in financing activities of $1,605,000. Current assets, exclusive of cash, increased primarily due to a $2,051,000 increase in Accounts receivable, $432,000 increase in Other current assets, and a $696,000 increase in Inventories. Accounts receivable rose due to increased sales in November 2017 as compared to May 2017. Other current assets increased as a result of annual insurance premiums paid during the first quarter of fiscal 2018. Inventories increased due to an increase in homes waiting to be shipped to customers at December 3, 2017 as compared to May 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

Current liabilities increased primarily as a result of a $841,000 decrease in Accrued warranty and a $588,000 decrease in Accrued salaries and wages; offset by a $1,234,000 increase in Accrued volume rebates. Accrued warranty declined as a result of fewer unit sales. Accrued salaries and wages decreased due to timing of payments to employees at December 3, 2017 as compared to May 31, 2017. Accrued volume rebates rose as a result of accruals for an ongoing marketing program for manufactured housing customers that approximately begins on March 1 and approximately ends on February 28 the following year. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth fiscal quarter.

Capital expenditures totaled $800,000 for the first half of fiscal 2018 as compared to $787,000 for the first half of fiscal 2017. The expenditures are for building improvements, and replacing equipment that had reached its full economic useful life.

The Corporation was in compliance as of December 3, 2017 with credit agreement covenants associated with the Secured Revolving Credit Facility with Chase.

At December 3, 2017, the Corporation had the ability to borrow approximately $3,973,000 under the cash surrender value of certain life insurance policies. Management believes sufficient liquidity exists to meet financial obligations that will occur for at least one year after the date of the filing of this periodic report.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Subsequent to the issuance of ASU No. 2014-09, FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. In addition, FASB subsequently issued several ASU’s that update or clarify the new rules. For a public entity, this guidance is effective for annual reporting periods after December 15, 2017, including interim periods within that reporting period. Early application is permitted.

The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

•	Identify the contract(s) with a customer;

•	Identify each performance obligation in the contract;

•	Determine the transaction price;

•	Allocate the transaction price to each performance obligation; and

•	Recognize revenue when or as each performance obligation is satisfied.

The Corporation’s revenue comes substantially from the sale of manufactured housing, modular housing and park models, along with freight billed to customers, parts sold and aftermarket services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Recently Issued Accounting Pronouncements — (Continued)

The Corporation is currently evaluating how the adoption of ASU 2014-09 will impact its financial position and result of operations by applying the five-step approach to each revenue stream. At this time, material changes resulting from this adoption are not anticipated with the modified retrospective method being utilized.

The Corporation, however, does expect to greatly increase the amount of required disclosures, including but not limited to:

•	Disaggregation of revenue in to categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•	Information about performance obligations in contracts with customers; and

•	Judgements that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing of satisfaction of performance obligation, and the transaction price and the amounts allocation to performance obligations.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 3, 2017, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are not effective for the period ended December 3, 2017 as a result of a material weakness identified in the fourth quarter of fiscal 2017 related to the accuracy and valuation of raw materials and inventories. The Corporation is currently evaluating the effectiveness of improvements in internal controls over the accuracy and valuation of raw materials inventory.

Item 4.	Controls and Procedures — (Continued).

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second fiscal quarter ended December 3, 2017 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except as noted above with respect to the accuracy and valuation of raw materials inventory.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2017.

PART II — OTHER INFORMATION — (Continued)

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

2.1	Share Contribution & Exchange Agreement dated January 5, 2018 by and among Skyline Corporation and Champion Enterprises Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended November 30, 2016 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: January 11, 2018	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: January 11, 2018	/s/ Martin R. Fransted
Martin R. Fransted
Controller