Form 10-Q
period 2018-03-04
SKYLINE CORP
filed 2018-04-12
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding April 12, 2018
Common Stock, $.0277 Par Value	8,391,244

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets

(Dollars in thousands except share and per share amounts)

	March 4, 2018	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$14,090	$11,384
Accounts receivable	14,345	12,751
Inventories	13,046	12,233
Workers’ compensation security deposit	800	371
Other current assets	820	563

Total Current Assets	43,101	37,302

Property, Plant and Equipment, at Cost:
Land	2,016	2,965
Buildings and improvements	36,092	35,368
Machinery and equipment	16,715	16,364

	54,823	54,697
Less accumulated depreciation	44,191	43,721

	10,632	10,976
Other Assets	4,705	7,366

Total Assets	$58,438	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Balance Sheets — (Continued)

(Dollars in thousands, except share and per share amounts)

	March 4, 2018	May 31, 2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$5,240	$3,861
Accrued salaries and wages	3,350	3,530
Accrued volume rebates	3,306	1,986
Accrued warranty	3,811	4,757
Customer deposits	1,480	1,880
Other accrued liabilities	2,342	2,371

Total Current Liabilities	19,529	18,385

Long-Term Liabilities:
Deferred compensation expense	4,801	4,848
Accrued warranty	2,800	2,800
Life insurance loans	—	4,312

Total Long-Term Liabilities	7,601	11,960

Commitments and Contingencies – See Note 7
Shareholders’ Equity:
Common stock, $.0277 par value, 15,000,000 shares
authorized; issued 11,217,144 shares	312	312
Additional paid-in capital	5,391	5,171
Retained earnings	91,349	85,560
Treasury stock, at cost, 2,825,900 shares	(65,744)	(65,744)

Total Shareholders’ Equity	31,308	25,299

Total Liabilities and Shareholders’ Equity	$58,438	$55,644

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Income Statements

For the Three-Months and Nine-Months Ended March 4, 2018 and February 28, 2017

(Dollars in thousands, except share and per share amounts)

	Three-Months Ended		Nine-Months Ended
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
OPERATIONS
Net sales	$57,978	$51,640	$174,205	$177,042
Cost of sales	49,832	48,421	149,762	162,013

Gross profit	8,146	3,219	24,443	15,029
Selling and administrative expenses	6,913	5,581	19,157	17,070
Net gain on sale of property, plant and equipment	—	—	702	—

Operating income (loss)	1,233	(2,362)	5,988	(2,041)
Interest expense	(15)	(85)	(199)	(257)
Income tax expense	—	—	—	—

Net income (loss)	$1,218	$(2,447)	$5,789	$(2,298)

Basic income (loss) per share	$.15	$(.29)	$.69	$(.27)

Diluted income (loss) per share	$.14	$(.29)	$.68	$(.27)

Weighted average number of common shares outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244

Diluted	8,627,332	8,391,244	8,574,146	8,391,244

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Consolidated Statements of Cash Flows

For the Nine-Months Ended March 4, 2018 and February 28, 2017

(Dollars in thousands)

	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,789	$(2,298)
Adjustments to reconcile net income (loss) to net
cash from operating activities:
Depreciation	558	779
Amortization of debt financing costs	99	77
Share-based compensation	220	107
Cancellation of life insurance policies	2,546	—
Net gain on sale of property, plant and equipment	(702)	—
Change in assets and liabilities:
Accounts receivable	(1,594)	296
Inventories	(813)	(2,238)
Workers’ compensation security deposit	(429)	604
Other current assets	(257)	(445)
Accounts payable, trade	1,379	(145)
Accrued liabilities	(235)	1,803
Other, net	20	170

Net cash from operating activities	6,581	(1,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,651	—
Purchase of property, plant and equipment	(1,170)	(1,094)
Other, net	(44)	(43)

Net cash from investing activities	437	(1,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of life insurance loans	(4,312)	—

Net cash from financing activities	(4,312)	—

Net increase (decrease) in cash	2,706	(2,427)

Cash at beginning of period	11,384	7,659

Cash at end of period	$14,090	$5,232

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1	Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 4, 2018, in addition to the consolidated results of operations and cash flows for the three-month and nine-month periods ended March 4, 2018 and February 28, 2017. Due to the seasonal nature of the Corporation’s business, interim results are not necessarily indicative of results for the entire year. Effective June 1, 2017, the Corporation adopted a 52-53 week fiscal year ending on the Sunday which is nearest to the last day of May in each year. Consequently, there were 91 days and 90 days in the three-month periods ended March 4, 2018 and February 28, 2017, respectively. In addition, there were 276 and 273 days in the nine-month periods ended March 4, 2018 and February 28, 2017, respectively.

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

The Corporation, however, does expect to greatly increase the amount of required disclosures, including but not limited to:

•	Disaggregation of revenue in to categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•	Information about performance obligations in contracts with customers; and

•	Judgements that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing of satisfaction of performance obligation, and the transaction price and the amounts allocation to performance obligations.

NOTE 2	Inventories

Total inventories consist of the following:

	March 4, 2018	May 31, 2017
	(Unaudited)
	(Dollars in thousands)
Raw materials	$8,876	$7,734
Work in process	3,762	4,030
Finished goods	408	469

	$13,046	$12,233

NOTE 3	Other Assets

Other assets consist primarily of the cash surrender value of life insurance policies which totaled $4,598,000 and $7,093,000 at March 4, 2018 and May 31, 2017, respectively. In the third quarter of fiscal 2018, life insurance policies with cash surrender value of approximately $2,546,000 were cancelled. Proceeds from the cash surrender value were used to repay outstanding life insurance loans.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 4	Warranty

A reconciliation of accrued warranty is as follows:

	Nine-Months Ended
	March 4, 2018	February 28, 2017
	(Unaudited)
	(Dollars in thousands)
Balance at the beginning of the period	$7,557	$7,317
Accruals for warranties	4,690	6,078
Settlements made during the period	(5,636)	(5,209)

Balance at the end of the period	6,611	8,186
Non-current balance	2,800	2,500
Accrued warranty	$3,811	$5,686

NOTE 5	Life Insurance Loans

Life insurance loans have no fixed repayment schedule, and have interest rates ranging from 4.2 percent to 4.8 percent. The weighted average interest rate is 4.5 percent. In the second and third quarters of fiscal 2018, all loan balances totaling $4,312,000 were repaid.

NOTE 6	Income Taxes

At March 4, 2018, the Corporation’s deferred tax assets of approximately $32.0 million consist of approximately $20.1 million in federal net operating loss and tax credit carryforwards, $7.2 million in state net operating loss carryforwards and $4.7 million resulting from temporary differences between financial and tax reporting. The federal net operating loss and tax credit carryforwards have a useful life ranging from ten to twenty years. The state net operating loss carryforwards have a useful life, depending on the state where a loss was incurred, ranging from one to twenty years. The Corporation has revalued the deferred tax account balances in accordance with the Tax Cuts and Jobs Act (TCJA) enacted December 22, 2017. The revaluation resulted in a $14.6 million decrease in both the net deferred tax assets and the valuation allowance account balances. The Corporation has recorded a full valuation allowance against this asset. If the Corporation, after considering future negative and positive evidence regarding the realization of deferred tax assets, determines that a lesser valuation allowance is warranted, it would record a reduction to income tax expense and the valuation allowance in the period of determination.

The Corporation had no federal and state income tax benefit or expense for the quarters ended March 4, 2018 and February 28, 2017. For the first nine months of fiscal 2018, the Corporation reported the utilization of previously fully-reserved federal net operating loss carryforwards of $1,775,000 and state operating loss carryforwards of $412,000 and released corresponding amounts of the valuation allowance to offset federal and state income tax expense.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 7	Commitments and Contingencies

The Corporation was contingently liable at March 4, 2018 and May 31, 2017, under repurchase agreements with certain financial institutions providing inventory financing for dealers of its products. Under these arrangements, which are customary in the manufactured housing and park model industries, the Corporation agrees to repurchase units in the event of default by the dealer at declining prices over the term of the agreement. The period to potentially repurchase units is between 12 to 24 months. The maximum repurchase liability is the total amount that would be paid upon the default of the Corporation’s independent dealers.

The maximum potential repurchase liability, without reduction for the resale value of the repurchased units, was approximately $29 million at March 4, 2018 and $30 million at May 31, 2017. As a result of the Corporation’s favorable experience regarding repurchased units, which is largely due to the strength of dealers selling the Corporation’s products, the Corporation maintained at March 4, 2018 and May 31, 2017, a $100,000 loss reserve that is a component of other accrued liabilities. The risk of loss under these agreements is spread over many dealers and financial institutions. The loss, if any, under these agreements is the difference between the repurchase cost and the resale value of the units. The Corporation estimates the fair value of this commitment considering both the contingent losses and the value of the guarantee. This amount has historically been insignificant. The Corporation believes that any potential loss under the agreements in effect at March 4, 2018 will not be material to its financial position or results of operations. There were no obligations or incurred net losses from repurchased units for the nine-month periods ended March 4, 2018 and February 28, 2017.

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

Also, under the Agreement, Chase agreed to issue letters of credit for the account of the Borrowers not to exceed $500,000. No advances have yet been made in connection with such letters of credit.

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

The Corporation was in compliance as of March 4, 2018 with covenants associated with the Agreement.

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 9	Stock-Based Compensation — (Continued)

Stock Options – The following unaudited tables summarize option activity for the nine-months ended March 4, 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at May 31, 2017	274,000	$4.79	8.40	$128

Granted	57,000	6.15

Options outstanding at March 4, 2018	331,000	$5.03	7.94	$5,466

Vested and exercisable options at March 4, 2018	99,800	$4.11	7.08	$1,739

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested options at May 31, 2017	229,000	$3.34
Granted	57,000	3.86
Vested	(54,800)	2.35

Non-vested options at March 4, 2018	231,200	$3.51

Stock-based compensation expense for the third quarter of fiscal 2018 and 2017 was approximately $53,000 and $39,000, respectively. Stock-based compensation for the first nine months of fiscal 2018 and 2017 was approximately $158,000 and $101,000, respectively. Total unrecognized compensation expense related to stock options outstanding at March 4, 2018 was approximately $698,000 and is to be recorded over a weighted-average life of 2.90 years.

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

The fair value of the options granted during the first nine months of fiscal 2018 and 2017 were estimated at the date of grant using the following weighted average assumptions:

	2018	2017
Volatility	65.9%	64.3%
Risk-free interest rate	2.13%	2.14%
Expected option life in years	7.50	7.50
Dividend yield	0%	0%

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

Restricted Stock – In the first quarter of fiscal 2018 and third quarter of fiscal 2017, the Corporation issued 36,000 shares and 15,000 shares of restricted stock valued at approximately $221,000 and $216,000, respectively. No restricted stock was vested at March 4, 2018, and the non-vested shares had a weighted average grant date fair value of $8.58 per share. The value was determined using the market price of the Corporation’s common stock at the date of grant. The restricted stock’s value is to be expensed over a five-year vesting period using a straight-line method. Compensation expense for the third quarter and first nine months of fiscal 2018 was approximately $22,000 and $62,000, respectively. Compensation expense for the third quarter and first nine months of fiscal 2017 was $6,000. Unrecognized compensation expense at March 4, 2018 was approximately $358,000.

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 10	Earnings Per Share — (Continued)

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	March 4,	February 28,	March 4,	February 28,
	2018	2017	2018	2017
	(Unaudited)
Net income (loss)	$1,218	$(2,447)	$5,789	$(2,298)

Weighted average share outstanding:
Basic	8,391,244	8,391,244	8,391,244	8,391,244
Common stock equivalents - treasury stock method	236,088	—	182,902	—

Diluted	8,627,332	8,391,244	8,574,146	8,391,244
Net income (loss) per share:
Basic	$.15	$(.29)	$.69	$(.27)

Diluted	$.14	$(.29)	$.68	$(.27)

There were 4,234 and 175,484 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the three-months ended March 4, 2018 and February 28, 2017, respectively. There were 21,413 and 161,368 anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share for the nine-months ended March 4, 2018 and February 28, 2017.

NOTE 11	Net Gain on Sale of Property, Plant and Equipment

In the first quarter of fiscal 2018, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana for $420,000 and realized a loss of $60,000. In the second quarter of fiscal 2018, the Corporation sold a non-income producing parcel of land located in McMinnville, Oregon for $1,231,000 and recognized a gain of $762,000.

NOTE 12	Share Contribution and Exchange Agreement

The Exchange

On January 5, 2018, the Corporation (“Skyline” or the “Company”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) entered into a Share Contribution & Exchange Agreement (the “Exchange Agreement”) pursuant to which the two companies will combine their operations.

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12	Share Contribution and Exchange Agreement — (Continued)

The Exchange— (Continued)

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

Item 1.	Financial Statements — (Continued).

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12	Share Contribution and Exchange Agreement — (Continued)

Representations and Warranties; Covenants — (Continued)

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

Skyline Corporation and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

NOTE 12 Share Contribution and Exchange Agreement — (Continued)

Termination and Termination Fees — (Continued)

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

Operations — (Continued).

Overview — (Continued)

To better serve the needs of its dealers, developers, campgrounds and communities, the Corporation has eight manufacturing facilities located in San Jacinto, California, Woodland, California, Ocala, Florida, Arkansas City, Kansas, Sugarcreek, Ohio, McMinnville, Oregon, Leola, Pennsylvania and Lancaster, Wisconsin. Manufactured and modular housing are marketed under a number of trademarks, and are available in a variety of dimensions. Park models are marketed under the “Shore Park” trademark. Manufactured housing, modular housing and park models are sold to customers either through floor plan financing with various financial institutions, credit terms, or on a cash basis.

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

Although the overall demand for new homes is rising, our industry’s products still do not enjoy the favorable financing options afforded conventional site-built homes. Industry trade associations at the state and national level are working to improve legislation to make available more favorable financing options for affordable home buyers. Government Sponsored Enterprises’ Federal National Mortgage Association and Federal Home Loan Mortgage Corporation recently released their “Underserved Markets Plan” that describes specifically their three-year plan to meet the “Duty to Serve” obligations as outlined in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as further amended by the Housing and Economic Recovery Act of 2008. The creation and expansion of a secondary chattel loan market could have a positive effect on the demand for affordable manufactured housing as more favorable finance options are made available.

Sales of manufactured housing, modular housing and park models are affected by the strength of the U.S. economy, interest rate and employment levels, consumer confidence and the availability of wholesale and retail financing. Recent trends regarding calendar year unit shipments of the Corporation’s products and their respective industries are as follows (Manufactured Housing and Modular Housing Industry shipments provided by Manufactured Housing Institute and Hallahan Associates, Park Model Industry shipments provided by Recreational Vehicle Industry Association):

Manufactured Housing	2013	2014	2015	2016	2017
Industry	60,210	64,344	70,519	81,169	92,902
Percentage Increase		6.9%	9.6%	15.1%	14.5%
Corporation	2,205	2,678	2,872	3,606	3,195
Percentage Increase (Decrease)		21.5%	7.2%	25.6%	(11.4%)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Manufactured Housing, Modular Housing and Park Model Industry Conditions — (Continued)

Modular Housing	2013	2014	2015	2016	2017
*Industry	14,020	13,844	13,974	13,881	14,100
Percentage Increase (Decrease)		(1.3%)	0.9%	(0.7%)	1.6%
**Corporation	350	477	341	334	316
Percentage Increase (Decrease)		36.3%	(28.5%)	(2.1%)	(5.4%)

* Domestic shipment only. Canadian industry shipments not available.
** Includes domestic and Canadian unit shipments

Park Models
Industry	3,598	3,781	3,649	3,669	4,039
Percentage Increase (Decrease)		5.1%	(3.5%)	0.5%	10.1%
Corporation	171	307	380	419	471
Percentage Increase		79.5%	23.8%	10.3%	12.4%

Fiscal 2018 Third Quarter and First Nine Months Results

The Corporation experienced the following results during the third quarter of fiscal 2018:

•	Net sales were $57,978,000, an approximate 12.3 percent increase from the $51,640,000 reported in the same period a year ago. Prior year net sales included $7,573,000 attributable to facilities in Elkhart, Indiana and Mansfield, Texas that closed in the fourth quarter of fiscal 2017.

•	Operating income for fiscal 2018 was $1,233,000 as compared to an operating loss of $2,362,000 for fiscal 2017. Current year operating income includes $1,013,000 in non-recurring costs associated with the merger with Champion. Prior year’s operating loss included a $945,000 loss, excluding corporate overhead allocation, attributable to the Elkhart and Mansfield.

•	Net income for fiscal 2018 was $1,218,000 as compared to a net loss of $2,447,000 for fiscal 2017. On a basic per share basis, net income was $.15 as compared to a net loss of $.29 for the comparable period a year ago.

The Corporation experienced the following results during the first nine months of fiscal 2018:

•	Net sales were $174,205,000, an approximate 1.6 percent decrease from the $177,042,000 reported in the same period a year ago. Prior year net sales included $20,866,000 attributable to the Elkhart and Mansfield facilities.

•	Operating income for fiscal 2018 was $5,988,000 as compared to an operating loss of $2,041,000 for fiscal 2017. Current year operating income includes a $702,000 net gain on the sale of property, plant and equipment, and $1,203,000 in non-recurring costs associated with the merger with Champion. Prior year’s operating income included a $3,462,000 loss, excluding corporate overhead allocation, attributable to the Elkhart and Mansfield facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Fiscal 2018 Third Quarter and First Nine Months Results — (Continued)

•	Net income for fiscal 2018 was $5,789,000 as compared to a net loss of $2,298,000 for fiscal 2017. On a basic per share basis, net income was $.69 as compared to a net loss of $.27 for the comparable period a year ago.

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

Also, under the Agreement, Chase agreed to issue letters of credit for the account of the Borrowers not to exceed $500,000. No advances have yet been made in connection with such letters of credit.

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

The Corporation was in compliance as of March 4, 2018 with covenants associated with the Agreement.

Share Contribution and Exchange Agreement

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

Share Contribution and Exchange Agreement — (Continued)

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

Share Contribution and Exchange Agreement — (Continued)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended March 4, 2018 Compared to Three-Month Period Ended February 28, 2017.

Net Sales and Unit Shipments

	March 4,		February 28,		Increase
	2018	Percent	2017	Percent	(Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$47,178	81.4	$44,045	85.3	$3,133
Modular Housing	4,806	8.3	3,119	6.0	1,687
Park Models	5,994	10.3	4,476	8.7	1,518

Total Net Sales	$57,978	100.0	$51,640	100.0	$6,338

Unit Shipments
Manufactured Housing	788	79.7	820	84.2	(32)
Modular Housing	68	6.9	45	4.6	23
Park Models	133	13.4	109	11.2	24

Total Unit Shipments	989	100.0	974	100.0	15

Net sales increased approximately 12.3 percent mainly due to increased customer demand and higher average selling prices of manufactured housing products at multiple facilities. In particular, the Arkansas City, Kansas and Lancaster, Wisconsin facilities sold 96 manufactured homes constructed to Federal Emergency Management Agency, “FEMA”, specifications for approximately $5,000,000. These homes were sold to an authorized FEMA contractor. This overall increase was partially offset by prior period net sales including $7,573,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities which closed in the fourth quarter of fiscal 2017.

Modular housing net sales increased as a result of multiple facilities also experiencing increased customer demand for this product. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following three-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

Net Sales and Unit Shipments

	March 4, 2018 Skyline	January 31, 2018 Industry
Manufactured Housing	(3.9%)	11.7%
Modular Housing	51.1%	Not Available
Park Models	22.0%	(0.5%)
Total	1.5%	Not Available

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended March 4, 2018 Compared to Three-Month Period Ended February 28, 2017 — (Continued).

Net Sales and Unit Shipments — (Continued)

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 11.5, 2.0 and 9.7 percent, respectively, primarily as a result of price increases and product sold with greater square footage and additional amenities.

Cost of Sales

	March 4, 2018	Percent of Net Sales	February 28, 2017	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in Thousands)
Cost of Sales	$49,832	85.9	$48,421	93.8	$1,411

Cost of sales, in dollars, increased primarily as a result of increased net sales. This increase was partially offset by prior year costs including $8,087,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, cost of sales decreased primarily due to improvements in material cost, labor and manufacturing expenses as the result of product mix, operational improvements and certain costs being fixed amid higher sales. In addition, the cost of sales percentage decreased due to the adverse effect in prior year of the Elkhart and Mansfield facilities.

Selling and Administrative Expenses

	March 4, 2018	Percent of Net Sales	February 28, 2017	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$6,913	11.9	$5,581	10.8	$1,332

The increase in selling and administrative expenses is primarily due to an increase in sales and profit based compensation, and approximately $1,013,000 in non-recurring costs associated with the pending merger with Champion Holdings. Sales and profit based compensation increased due to improved sales and financial results. Prior period expenses included $431,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, selling and administrative expenses rose due primarily to the non-recurring merger costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Three-Month Period Ended March 4, 2018 Compared to Three-Month Period Ended February 28, 2017 — (Continued).

Interest Expense

	March 4, 2018	February 28, 2017	Decrease
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policy loans	$9	$55	$(46)
Amortization on debt financing costs	6	26	(20)
Interest on secured revolving credit facility	—	4	(4)

	$15	$85	$(70)

Interest expense decreased as a result of the repayment of life insurance loans, and the refinancing of a Credit Agreement with Chase.

Results of Operations – Nine-Month Period Ended March 4, 2018 Compared to Nine-Month Period Ended February 28, 2017.

Net Sales and Unit Shipments

	March 4, 2018	Percent	February 28, 2017	Percent	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Net Sales
Manufactured Housing	$138,678	79.6	$148,009	83.6	$(9,331)
Modular Housing	20,184	11.6	16,982	9.6	3,202
Park Models	15,343	8.8	12,051	6.8	3,292

Total Net Sales	$174,205	100.0	$177,042	100.0	$(2,837)

Unit Shipments
Manufactured Housing	2,360	79.1	2,805	83.7	(445)
Modular Housing	276	9.3	242	7.2	34
Park Models	347	11.6	306	9.1	41

Total Unit Shipments	2,983	100.0	3,353	100.0	(370)

Total net sales decreased approximately 1.6 percent. The Corporation’s facilities experienced a year over year increase in manufactured housing net sales of $11,535,000, or 9.1 percent, resulting from increased customer demand and higher average selling prices. This increase was offset by prior period net manufactured housing sales including $20,866,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities which closed in the fourth quarter of fiscal 2017. Included in the current year increase was the sale of 96 manufactured homes in the third quarter constructed to Federal Emergency Management Agency, “FEMA”, specifications for approximately $5,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended March 4, 2018 Compared to Nine-Month Period Ended February 28, 2017 — (Continued).

Net Sales and Unit Shipments — (Continued)

These homes, built by the Arkansas City, Kansas and Lancaster, Wisconsin facilities, were sold to an authorized FEMA contractor.

Modular housing net sales increased as a result of multiple facilities also experiencing increased customer demand for this product. Park model net sales rose as a result of Management’s initiative to increase this product’s exposure at substantially all of the Corporation’s facilities.

For the following nine-month periods, the percentage increase or decrease in unit shipments from the comparable period last year are as follows:

	March 4, 2018 Skyline	January 31, 2018 Industry
Manufactured Housing	(15.9%)	12.4%
Modular Housing	14.0%	Not Available
Park Models	13.4%	8.1%
Total	(11.0%)	Not Available

Compared to the prior year, the average net sales price for manufactured housing, modular housing and park models increased 11.4, 4.2 and 12.3 percent, respectively, primarily as a result of price increases and product sold with greater square footage and additional amenities.

Cost of Sales

	March 4, 2018	Percent of Net Sales	February 28, 2017	Percent of Net Sales	Decrease
Cost of Sales	$149,762	86.0	$162,013	91.5	$12,251

Cost of sales decreased $12,251,000 primarily as a result of including prior year costs of $22,934,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. Current year costs increased as a result of higher net sales at existing facilities. As a percentage of net sales, cost of sales decreased primarily due to improvements in material cost, labor and manufacturing expenses as the result of product mix, operational improvements and certain costs being fixed amid higher sales. In addition, the cost of sales percentage decreased due to the adverse effect in prior year of the Elkhart and Mansfield facilities.

Selling and Administrative Expenses

	March 4, 2018	Percent of Net Sales	February 28, 2017	Percent of Net Sales	Increase
	(Unaudited)
	(Dollars in thousands)
Selling and administrative expenses	$19,157	11.0	$17,070	9.6	$2,087

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Results of Operations – Nine-Month Period Ended March 4, 2018 Compared to Nine-Month Period Ended February 28, 2017 — (Continued).

Selling and Administrative Expenses — (Continued)

The increase in selling and administrative expenses is primarily due to an increase in administrative salaries and wages, health insurance costs, profit based compensation, and approximately $1,203,000 in non-recurring costs associated with the pending merger with Champion Holdings. Administrative salaries and wages rose due to headcount additions and competitive market conditions. Health insurance costs increased as a result of adverse claim experience and fewer employees contributing to the Corporation’s health insurance plan. Profit based compensation increased due to improved financial results. Prior period expenses included $1,394,000 attributable to the Elkhart, Indiana and Mansfield, Texas facilities that closed in the fourth quarter of fiscal 2017. As a percentage of net sales, selling and administrative expenses rose due to certain costs increasing amid declining sales.

Net Gain on Sale of Property, Plant and Equipment

In the first quarter of fiscal 2018, the Corporation sold a non-income producing parcel of land located in Elkhart, Indiana for $420,000 and realized a loss of $60,000. In the second quarter of fiscal 2018, the Corporation sold a non-income producing parcel of land located in McMinnville, Oregon for $1,231,000 and recognized a gain of $762,000.

Interest Expense

	March 4, 2018	February 28, 2017	Increase (Decrease)
	(Unaudited)
	(Dollars in thousands)
Interest on life insurance policy loans	$96	$166	$(70)
Amortization on debt financing costs	99	77	22
Interest on secured revolving credit facility	4	14	(10)

	$199	$257	$(58)

Interest on life insurance policy loans and interest on secured revolving credit facility declined due to the repayment of life insurance loans, and the refinancing of a Credit Agreement with Chase. Amortization on debt financing costs primarily increased as the result of write-off of $69,000 in debt financing costs associated with the termination of the First Business Capital Loan Agreement in July 2017.

Liquidity and Capital Resources

	March 4, 2018	May 31, 2017	Increase
	(Unaudited)
	(Dollars in thousands)
Cash	$14,090	$11,384	$2,706
Current assets, exclusive of cash	29,011	25,918	3,093
Current liabilities	19,529	18,385	1,144

Working capital	$23,572	$18,917	$4,655

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Continued).

Liquidity and Capital Resources — (Continued)

As noted in the Consolidated Statements of Cash Flows for the nine-month period ended March 4, 2018, cash increased due to cash provided from operating activities of $6,581,000, cash provided from investing activities of $437,000, and cash used in financing activities of $4,312,000. Current assets, exclusive of cash, increased primarily due to a $1,594,000 increase in accounts receivable and an $813,000 increase in inventories. Accounts receivable rose due to increased sales in February 2018 as compared to May 2017. Raw material inventories increased as a result of anticipated production scheduled to occur in the fourth quarter.

Current liabilities increased primarily as a result of a $1,379,000 increase in accounts payable and a $1,320,000 increase in accrued volume rebates; partially offset by a $946,000 decrease in accrued warranty. Accounts payable increased due to increased production at March 4, 2018 as comparted to May 31, 2017. Accrued volume rebates rose as a result of accruals for an ongoing marketing program for manufactured housing customers that approximately begins on March 1 and approximately ends near February 28 the following year. Accruals are made monthly, and the majority of payments are made during the Corporation’s fourth quarter. Accrued warranty declined as a result of fewer unit sales.

Capital expenditures totaled $1,170,000 for the first nine-months of fiscal 2018 as compared to $1,094,000 for the first nine-months of fiscal 2017. The expenditures are for building improvements, and replacing equipment that had reached its full economic useful life.

The Corporation was in compliance as of March 4, 2018 with credit agreement covenants associated with the Secured Revolving Credit Facility with Chase. Management believes sufficient liquidity exists to meet financial obligations that will occur for at least one year after the date of the filing of this periodic report.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 4, 2018, the Corporation conducted an evaluation, under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective for the period ended March 4, 2018 as a result of a material weakness identified in the fourth quarter of fiscal 2017 related to the accuracy and valuation of raw materials and inventories.

The Corporation is committed to remediating the underlying cause of this material weakness by implementing improvements to our controls and procedures In addressing the material weakness, the Corporation, with the oversight of senior management and the Audit Committee, implemented the following steps to improve internal controls over the accuracy and valuation of raw material inventory:

•	Updated inventory procedure documentation;

Item 4.	Controls and Procedures — (Continued).

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures — (Continued)

•	Increased training at all facilities;

•	Implemented planning meetings involving all managers in the weeks leading up to the inventory count;

•	Increased the number of personnel participating in the inventory count;

•	Added internal auditors at the plant level to oversee all aspects of the inventory count;

•	Implemented tag data entry verification process;

•	Implemented tag data reports to review and identify potential recount SKU’s.

•	Implemented a price testing analytic to measure the effectiveness of the inventory count; and

•	Added post-inventory review to assess inventory process and identify further improvement.

Changes in Internal Control Over Financial Reporting

No change in the Corporation’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third fiscal quarter ended March 4, 2018 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except as noted above with respect to the accuracy and valuation of raw materials inventory.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

The Corporation is a party to various pending legal proceedings in the normal course of business. Management believes that any losses resulting from such proceedings would not have a material adverse effect on the Corporation’s results of operations or financial position.

Item 1A.	Risk Factors.

There were no material changes in the risk factors disclosed in Item 1A of the Corporation’s Form 10-K for the year ended May 31, 2017.

Item 6.	Exhibits.

Exhibits (Numbered according to Item 601 of Regulation S-K, Exhibit Table)

2.1	Share Contribution & Exchange Agreement dated January 5, 2018 by and among Skyline Corporation and Champion Enterprises Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).

32	Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Corporation’s Form 10-Q for the fiscal quarter ended March 4, 2018 formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Retained Earnings; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYLINE CORPORATION

DATE: April 12, 2018	/s/ Jon S. Pilarski
Jon S. Pilarski
Chief Financial Officer

DATE: April 12, 2018	/s/ Martin R. Fransted
Martin R. Fransted
Controller