Form 10-Q
period 2018-06-30
Skyline Champion Corp
filed 2018-08-09
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-04714

Skyline Champion Corporation

(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 743, 2520 By-Pass Road Elkhart, Indiana	46515
(Address of principal executive offices)	(Zip Code)

(574) 294-6521

(Registrant’s telephone number, including area code)

Skyline Corporation

Fiscal year ended May 31, 2017

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2018, 56,475,352 shares of Skyline Champion Corporation’s Common Stock, $0.0277 par value, were outstanding.

SKYLINE CHAMPION CORPORATION

FORM 10-Q

June  30, 2018

i

EXPLANATORY NOTE

As previously reported by Skyline Champion Corporation (formerly known as Skyline Corporation), an Indiana corporation (the “Company”), in its Current Report on Form 8-K filed on June 6, 2018, on June 1, 2018, the Company and Champion Enterprises Holdings, LLC (“Champion Holdings”) completed the transactions contemplated by the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between the Company and Champion Holdings. Under the Exchange Agreement, (i) Champion Holdings contributed to the Company all of the issued and outstanding equity interests of each of Champion Holdings’ wholly-owned operating subsidiaries, Champion Home Builders, Inc., a Delaware corporation (“CHB”), and CHB International B.V., a Dutch private limited liability company (“CIBV”) (the shares of stock of CHB and CIBV contributed to the Company, the “Contributed Shares”), and (ii) in exchange for the Contributed Shares, the Company issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of the Company common stock, $0.0277 par value per share (“Skyline Common Stock”) (such issuance, the “Shares Issuance”). Immediately following the Shares Issuance, the members of Champion Holdings collectively held 84.5%, and the Company’s pre-closing shareholders collectively held 15.5%, of the issued and outstanding Skyline Common Stock on a fully-diluted basis. The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by the Company to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the three months ended June 30, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through June 30, 2018. All periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

All Company earnings per share and common share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the Shares Issuance took place on April 2, 2017, at the exchange ratio, as defined in the Exchange Agreement.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 30,	March 31,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,891	$113,731
Trade accounts receivable, net	56,006	41,984
Inventories	114,105	98,022
Other current assets	12,530	9,367

Total current assets	263,532	263,104

Property, plant and equipment, net	111,948	67,960
Restricted cash	—	22,885
Goodwill	178,041	3,179
Amortizable intangible assets, net	44,357	1,542
Deferred tax assets	38,538	30,290
Other noncurrent assets	12,942	6,438

Total assets	$649,358	$395,398

LIABILITIES AND EQUITY
Current liabilities:
Floor plan payable	$29,501	$29,825
Short-term portion of debt	—	404
Accounts payable	43,262	36,773
Other current liabilities	113,842	100,112

Total current liabilities	186,605	167,114

Long-term liabilities:
Long-term debt	59,330	58,927
Deferred tax liabilities	3,321	3,294
Other long-term liabilities	20,533	12,766

Total long-term liabilities	83,184	74,987

Contingent liabilities (Note 17)
Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,188 shares issued as of June 30, 2018 (including 3,006 shares subject to stock restriction agreements)	1,556	—
Additional paid-in capital	388,854	—
Members’ contributed capital	—	140,076
Retained earnings (accumulated deficit)	(853)	22,514
Accumulated other comprehensive loss	(9,988)	(9,293)

Total equity	379,569	153,297

Total liabilities and equity	$649,358	$395,398

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(unaudited)
Net sales	$322,261	$244,103
Cost of sales	267,101	208,071

Gross profit	55,160	36,032
Selling, general, and administrative expenses	45,088	26,798

Operating income	10,072	9,234
Interest expense, net	1,072	1,101
Other expense	6,413	81

Income before income taxes	2,587	8,052
Income tax expense	3,440	2,789

Net (loss) income	$(853)	$5,263

Comprehensive (loss) income:
Net (loss) income	$(853)	$5,263
Foreign currency translation (loss) gain	(695)	817

Comprehensive (loss) income	$(1,548)	$6,080

Net (loss) income per share:
Basic	$(0.02)	$0.11

Diluted	$(0.02)	$0.11

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three Months Ended
	June 30, 2018	July 1, 2017
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(853)	$5,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	2,430	1,842
Amortization of intangible assets	481	126
Amortization of deferred financing fees	159	15
Equity-based compensation	8,088	150
Deferred income taxes	1,251	1,168
(Gain) loss on disposal of property, plant and equipment	(1)	12
Foreign currency transaction loss (gain)	67	(479)
(Increase) decrease in assets net of business acquired
Accounts receivable	(178)	(4,656)
Inventories	2,648	(6,664)
Prepaid expenses	(2,093)	(2,288)
Other assets	478	1,158
Increase (decrease) in liabilities net of business acquired
Accounts payable	(3,306)	3,681
Accrued expenses	(5,832)	(7,372)
Other liabilities	926	6,147

Net cash provided by (used in) operating activities	4,265	(1,897)

Cash flows from investing activities
Additions to property, plant, and equipment	(2,020)	(3,958)
Cash assumed in business acquisition	9,722	—
Proceeds from disposal of property, plant and equipment	1	388
Decrease in note receivable	35	22

Net cash provided by (used in) investing activities	7,738	(3,548)

Cash flows from financing activities
Borrowings on revolving credit facility	46,900	—
Changes in floor plan financing, net	(325)	2,012
Payments on term loans and capital leases	(46,899)	(109)
Payments for deferred financing fees	(1,901)	—
Members’ capital distributions	(65,277)	—

Net cash (used in) provided by financing activities	(67,502)	1,903

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(226)	687

Net decrease in cash, cash equivalents and restricted cash during the period	(55,725)	(2,855)
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692

Cash, cash equivalents and restricted cash at end of period	$80,891	$99,837

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$1,292	$1,594
Cash paid for interest	$1,456	$1,398

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Members’ Contributed Capital	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
		Shares	Amount
Balance at April 1, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Members’ capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,923	—	—	285,165
Foreign currency translation adjustments	—	—	—	—	—	(695)	(695)
Equity-based compensation	—	45	1	7,931	—	—	7,932
Net loss	—	—	—	—	(853)	—	(853)

Balance at June 30, 2018	$—	56,188	$1,556	$388,854	$(853)	$(9,988)	$379,569

Components of accumulated other comprehensive loss consisted of the following:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Foreign currency translation adjustments	$(9,988)	$(9,293)

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Business

The accompanying unaudited consolidated financial statements of Skyline Champion Corporation (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all of the normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows and financial position. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included as an exhibit to the Company’s Current Report on Form 8-K/A, which was filed with the SEC on June 14, 2018.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Actual results could differ from those estimates. The condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full year.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year will end on March 30, 2019. The three months ended June 30, 2018 and July 1, 2017 each included 13 weeks.

The Company is a leading producer of factory-built housing in the United States (“U.S.”) and Canada and serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the second largest factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Redman Homes, Dutch Housing, Excel Homes, Silvercrest, Titan Homes, Moduline, and SRI Homes. As of June 30, 2018, the Company operates 31 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business primarily engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASU is effective for fiscal years beginning after December 31, 2018, or the Company’s fiscal year commencing March 31, 2019. Modified retrospective application and early adoption is permitted. The Company is currently assessing the impact the adoption of this standard will have on its operations and its consolidated financial statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit’s carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill or what is known as “Step 2” under the current guidance. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on its consolidated financial statements.

There were no other accounting standards recently issued that are expected to have a material impact on our financial position or results of operations.

2.	Business Combination

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the three months ended June 30, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through June 30, 2018. All fiscal periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

The purchase price of the acquisition was determined with reference to the value of equity (common stock) of the Company based on the closing price on June 1, 2018 of $33.39 per share. The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at June 1, 2018, the closing of the Exchange. The purchase price and its allocation are preliminary and have been used to prepare the accompanying condensed consolidated financial statements. The final purchase price and its allocation will be determined when the Company has completed the necessary valuations and calculations. The final allocation could differ materially from the preliminary allocation used in the accompanying condensed consolidated financial statements. The final allocation may include (i) changes in fair values of property, plant and equipment, (ii) changes in allocations to intangible assets, and (iii) other changes to the fair value assigned to the assets and liabilities.

The preliminary estimated purchase price was allocated as follows:

(Dollars in thousands)	Allocation
Cash	$9,722
Trade accounts receivable	13,876
Inventory	19,028
Property, plant and equipment	44,642
Deferred tax assets, net	9,733
Other assets	6,349
Accounts payable and accrued liabilities	(36,319)
Intangibles	43,300
Goodwill	174,834

Total preliminary estimated purchase price allocation	$285,165

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

The preliminary estimated goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of provisional amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years.

Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. For further information on acquired assets measured at fair value, see Note 6, Goodwill and Intangible Assets.

The Company allocated a portion of the preliminary estimated purchase price to certain realizable deferred tax assets totaling $28.4 million. Deferred tax assets are primarily federal and state net operating loss carryforwards and credits offset by a valuation allowance for certain state net operating loss carryforwards that are not expected to be realized. The deferred tax assets are offset by deferred tax liabilities of $18.7 million resulting from the purchase price allocation step-up in fair value that exceed the historical tax basis.

Included in the Company’s results of operations for the three months ended June 30, 2018, are results from the business acquired as follows:

(Dollars in thousands)	Three Months Ended June 30, 2018
Net sales	$22,061

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Three Months Ended June 30, 2018		Three Months Ended July 1, 2017
(Dollars in thousands, except per share amounts)	Reported	Pro forma	Reported	Pro forma
Net sales	$322,261	$368,065	$244,103	$303,565
Net (loss) income	(853)	14,256	5,263	6,189

The pro forma results are based on adding the historical results of operations of Champion Holdings and the Company and adjusting primarily for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant and equipment; removing transaction costs directly associated with the Exchange; removing one-time equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

The Exchange Agreement provided that Champion Holdings was permitted to pay a capital distribution prior to completion of the Exchange to the extent it had cash in excess of debt and other debt-like items and unpaid Exchange fees and expenses. Prior to the completion of the Exchange, Champion Holdings made a capital distribution to its members equal to an aggregate of $65.3 million (of which $22.5 million was reflected as a reduction to retained earnings (accumulated deficit) and $42.8 million was reflected as a reduction to members’ contributed capital).

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

3.	Cash, Cash Equivalents and Restricted Cash

On April 1, 2018, the Company adopted ASU 2016-18, Restricted Cash. The standard requires that changes in restricted cash be reflected with changes in cash and cash equivalents on the statement of cash flows and that a reconciliation between cash and cash equivalents presented on the balance sheet and cash, cash equivalents and restricted cash presented on the statement of cash flows be provided. The provisions of the standard were applied retrospectively, and the effects of adoption were not significant.

A reconciliation of cash, cash equivalents and restricted cash was as follows:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Balance sheet – cash and cash equivalents	$80,891	$113,731
Balance sheet – restricted cash	—	22,885

Statement of cash flows – cash, cash equivalents and restricted cash	$80,891	$136,616

4.	Inventories

The components of inventories, including inventories for the Company’s manufacturing and retail operations, were as follows:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Raw materials	$47,746	$37,852
Work in process	13,600	10,004
Finished goods and other	52,759	50,166

Total inventories	$114,105	$98,022

At June 30, 2018 and March 31, 2018, reserves for obsolete inventory were $3.9 million and $3.5 million, respectively.

5.	Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, including amortization of assets under capital lease, for the three months ended June 30, 2018 and July 1, 2017 was $2.4 million and $1.8 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Land and improvements	$34,545	$22,071
Buildings and improvements	84,974	58,179
Machinery and equipment	37,279	31,924
Construction in progress	2,572	919

Property, plant and equipment, at cost	159,370	113,093
Less accumulated depreciation	47,422	45,133

Property, plant, and equipment, net	$111,948	$67,960

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 30, 2018 and March 31, 2018, the Company had goodwill of $178.0 million and $3.2 million, respectively. The increase during the three months ended June 30, 2018 is a result of goodwill recognized in the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

	June 30, 2018			March 31, 2018
(Dollars in thousands)	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$40,025	$13,121	$53,146	$5,739	$4,268	$10,007
Accumulated amortization	(5,789)	(3,000)	(8,789)	(5,610)	(2,855)	(8,465)

Amortizable intangibles, net	$34,236	$10,121	$44,357	$129	$1,413	$1,542

Weighted average amortization period, in years	9.9	9.3	9.8	4.3	5.5	5.4

During the three months ended June 30, 2018, the Company recognized finite-lived intangibles for customer relationships of $34.4 million and trade names of $8.9 million as a result of the allocaton of the preliminary estimated purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The final determination of the customer relationship intangible asset will depend on changes to the assumptions used for projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The final determination of the trade names intangible asset will depend on changes to assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. During the three months ended June 30, 2018 and July 1, 2017, amortization of intangible assets was $0.5 million and $0.1 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

7.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Customer deposits and receipts in excess of revenues	$29,373	$24,557
Accrued volume rebates	16,362	17,037
Accrued warranty obligations	17,048	12,530
Accrued compensation and payroll taxes	24,380	24,100
Accrued insurance	14,409	11,112
Other	12,270	10,776

Total other current liabilities	$113,842	$100,112

8.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017
Balance at beginning of period	$15,430	$14,534
Warranty assumed in the Exchange	7,109	—
Warranty expense	7,219	6,273
Cash warranty payments	(7,010)	(5,498)

Balance at end of period	22,748	15,309
Less noncurrent portion in other long-term liabilities	5,700	2,600

Total current portion	$17,048	$12,709

9.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 30, 2018	March 31, 2018
Revolving credit facility	$46,900	$—
Obligations under industrial revenue bonds due 2029	12,430	12,430
Capital lease obligations and other debt	2	4
Term Loans due March 2020	—	46,897

Total debt	59,332	59,331
Less current portion	2	404

Total long-term debt	$59,330	$58,927

On June 5, 2018, the Company entered into a credit agreement (the “New Credit Agreement”) with a syndicate of banks. The New Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the New Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

The New Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the New Credit Agreement adjusts based on the first lien net leverage of the Company. For the fiscal quarters ending September 2018 and December 2018, the annual interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75% or an alternative base rate described in the New Credit Agreement (“ABR”) plus 0.75%, at the election of the Company. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay a commitment fee ranging between 0.40% and 0.25% (depending on first lien net leverage) in respect of unused commitments under the New Credit Agreement. At June 30, 2018, and for the period between June 5, 2018 and June 30, 2018, the interest rate on borrowings under the New Credit Agreement was 4.1%.

Prior to entering into the New Credit Agreement, the Company had outstanding Term Loans of $46.9 million under a prior credit agreement with lenders that primarily included the Company’s equity holders and certain of their affiliates. The weighted average interest rate on the Term Loans, priced using LIBOR plus an applicable margin, was approximately 7.4% and 6.5% for the period outstanding during the three months ended June 5, 2018 and July 1, 2017, respectively.

Also, prior to entering into the New Credit Agreement, the Company provided letters of credit issued by a commercial bank under a separate stand-alone facility collateralized with restricted cash of 101% of the issued letters of credit. At June 30, 2018, letters of credit issued under the stand-alone facility totaled $22.6 million. Subsequent to entering into the New Credit Agreement, the Company is no longer required to back those letters of credit with restricted cash, rather they are supported by a sub-facility under the New Credit Agreement.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The interest rate at June 30, 2018, including related costs and fees, was approximately 5.0%. The weighted average interest rate, including related costs and fees, for the three months ended June 30, 2018 and July 1, 2017 was approximately 3.7% and 2.4%, respectively. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The New Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the New Credit Agreement as of June 30, 2018.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At June 30, 2018 and March 31, 2018, the Company had outstanding borrowings on floor plan financing agreements of $29.5 million and $29.8 million, respectively. Total available borrowings under the agreements as of June 30, 2018 were $43.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer. The weighted average interest rate on floor plan payables was 5.9% and 6.0% at June 30, 2018 and March 31, 2018, respectively.

10.	Revenue Recognition

In May 2014, the FASB issued an amendment on revenue recognition. The amendment created Topic 606, Revenue from Contracts with Customers, (“ASC 606”) and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 606 an entity recognizes revenue in a manner that reflects the transfer of promised goods or services to customers in an amount which the entity expects to be entitled in exchange for those goods or services.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of March 31, 2018. As a result, financial information for reporting periods beginning after March 31, 2018, are presented in accordance with ASC 606 while prior reporting periods are not adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. There was not a material impact to revenues as a result of applying ASC 606 for the three months ended June 30, 2018 and the effects of adoption to our business processes, systems or internal controls were not significant.

The Company’s revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of our products. The Company enters into contracts with its customers to provide manufactured homes, modular homes, park models, commercial structures and transportation services. Generally, the Company’s contracts do not provide for a specified quantity of products and may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives signed sales quotes from its customers, which provide the terms for a specific home, including price. The Company also has agreements with certain customers that provide for certain variable considerations such as volume discounts that are deducted from the contract price and accrued at the time of sale. In certain situations, the Company may receive payment in advance of completion of its contractual obligations. In these situations, the arising contract liability is classified within customer deposits and receipts in excess of revenues. Following the receipt of the customer deposit, the Company’s performance obligation is completed within a twelve-month period.

For sales to independent retailers and builders/developers, revenue is recognized at a point in time when wholesale floor plan financing or retailer credit approval has been received, the home is shipped, and title is transferred which occurs when the Company has satisfied its contractual obligations and the control of its products has been transferred. The Company does not have an enforceable right to payment prior to shipment. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products. The Company’s customers pay for products received in accordance with payment terms that are customary within the industry. As is customary in the factory-built housing industry, a significant portion of the Company’s sales to independent retailers are financed under floor plan financing programs with certain third-party lenders. Floor plan financing arrangements are generally identified prior to shipment of products and payment for sales financed under floor plan programs is generally received 5 to 10 business days from the date of invoice.

For retail sales to consumers from Company-owned retail sales centers, for which substantially all sales are of Company manufactured products, revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has transferred and either funds have been received from the finance company or directly from the home buyer, depending on the nature of the transaction.

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

accounts receivable and receipts in excess of billings are included in other current liabilities in the accompanying condensed consolidated balance sheets. At June 30, 2018 and March 31, 2018, uncollected billings related to long-term construction contracts totaled $3.5 million and $5.0 million, respectively. At June 30, 2018, there was no unbilled revenue for long-term contracts. At March 31, 2018, unbilled revenue for long-term construction contracts was $0.3 million.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales in the condensed consolidated statements of comprehensive income (loss). Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction that are collected by the Company from a customer are excluded from net sales. The Company expenses sales commissions when incurred. Sales commissions are recorded in selling, general, and administrative expenses.

The following table disaggregates the Company’s revenue by sales category for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
Manufacturing and retail	$260,786	$27,354	$—	$288,140
Commercial	5,338	—	—	5,338
Transportation	—	—	28,783	28,783

Total	$266,124	$27,354	$28,783	$322,261

11.	Other Expense

During the three months ended June 30, 2018, the Company incurred $6.4 million of legal, accounting and advisory services related to the Exchange. During the three months ended July 1, 2017, the Company incurred $0.1 million of expenses related to a prior acquisition and the disposition of the Company’s former business unit in the United Kingdom.

12.	Income Taxes

For the three months ended June 30, 2018 and July 1, 2017, the Company recorded $3.4 million and $2.8 million of income tax expense and had an effective tax rate of 133.0% and 34.6%, respectively. The increase in the effective tax rate for the three months ended June 30, 2018, compared with the same period of 2017, was primarily due to costs related to the Exchange for which no tax benefit can be recognized.

The Company’s effective tax rate for the three months ended June 30, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities. The Company’s effective tax rate for the three months ended July 1, 2017 differed from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions and non-taxable entities.

The Company has not completed its accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three months ended June 30, 2018, the Company made no material adjustments to the provisional amounts recorded at March 31, 2018. Adjustments to the provisional amounts recorded at March 31, 2018 will be reflected upon the completion of the accounting for the Tax Act.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

During the three months ended June 30, 2018, the Company’s uncertain tax positions decreased by $0.4 million due to expiration of certain statutes of limitations. The Company estimates that the expected change to the total amount of uncertain tax benefits in the next twelve months will be a decrease of $0.2 million due to expiration of certain statutes of limitations. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein is not significant.

13.	Share-Based Compensation

Champion Holdings granted awards to its officers, management employees and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, the unvested units of Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The time-vesting restricted shares generally vest 20% per year over a five-year period, upon a change of control, or upon the occurrence of a follow-on public offering as defined in the SRAs. A portion of the performance-vesting restricted shares vest upon a follow-on public offering as defined in the SRAs. The remaining performance-vesting restricted shares vest based on meeting specified per share volume weighted average price targets subsequent to a follow-on public offering of the Company or upon a change of control. No compensation expense will be recognized for the performance-vesting restricted shares until it becomes probable that the performance condition will be satisfied.

A summary of time-vesting restricted shares and performance-vesting restricted shares at June 30, 2018 is as follows:

(Shares in thousands)	Time- vesting Restricted Shares	Weighted Average Grant Date Fair Value per Share	Performance- vesting Restricted Shares	Weighted Average Grant Date Fair Value per Share
Issued	1,376	$4.55	2,600	$31.74
Vested	970	$4.55	—	—
Expected to vest at June 30, 2018	406	$4.55	—	—

Compensation expense of $1.9 million was recognized for time-vesting restricted shares during the three months ended June 30, 2018, including $1.7 million of expense recognized upon modification. Compensation expense of $0.2 million was recognized for time-vesting restricted shares during the three months ended July 1, 2017. All expenses related to restricted shares were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

The Company also maintains the Skyline Corporation 2015 Stock Incentive Plan (“Plan”), which allows the grant of stock options and other equity awards to directors, officers, employees, and eligible independent contractors of the Company and is used to retain and reward key employees’ performance and efforts as they relate to the Company’s long-term objectives and strategic plan. A total of 700,000 shares of Common Stock have been reserved for issuance under the Plan. Stock option awards are granted with an exercise price equal to, or greater than, the market price of the Company’s stock at the date of grant and vest over a period of time as determined by the Company at the date of grant up to the contractual ten-year life at which time the options expire. Restricted stock awards are priced at no less than 100 percent of market price of the Company’s stock at the date of grant. Compensation expense of $6.2 million was recognized for awards under the Plan during the three months ended June 30, 2018.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

14.	Earnings Per Share

Basic net income (loss) per share attributable to Skyline Champion was computed using the two-class method by dividing net income (loss) attributable to Skyline Champion, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted shares are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of; (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three months ended June 30, 2018 and July 1, 2017, diluted earnings per share was more dilutive under the two-class method. Securities that could potentially dilute basic EPS in the future that were antidilutive are described Note 13. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
(Dollars in thousands, except share and per share data)	June 30, 2018	July 1, 2017
Numerator:
Net (loss) income:	$(853)	$5,263
Less: Undistributed earnings allocated to participating securities	—	(355)

Net (loss) income attributable to Skyline Champion common shareholders	$(853)	$4,908

Denominator:
Average common shares outstanding	47,462	44,424

Basic net (loss) income per share	$(0.02)	$0.11

Diluted net (loss) income per share	$(0.02)	$0.11

15.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC; MAK Management L.P.; and Sankaty Advisors, LLC (collectively, the “Managers”), affiliates of which collectively owned a majority of the units of Champion Holdings and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to Champion Holdings in exchange for an annual management fee totaling $1.5 million plus reimbursable expenses. The management fee expense of $0.3 million and $0.4 million was recognized by the Company for the three months ended June 30, 2018 and July 1, 2017, respectively, is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). The Services Agreement was terminated in connection with the Exchange.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

16.	Segment Information

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes wholesale and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, corporate costs directly incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. The Company evaluates the performance of its segments and allocates resources to them primarily based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Total assets for Corporate/Other primarily include cash and certain deferred tax items not specifically allocated to another segment.

Selected financial information by reportable segment was as follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017
Net Sales:
U.S. Factory-built Housing	$266,124	$193,176
Canadian Factory-built Housing	27,354	22,403
Corporate/Other	28,783	28,524

Consolidated net sales	$322,261	$244,103

Operating income:
U.S. Factory-built Housing EBITDA	$22,916	$10,987
Canadian Factory-built Housing EBITDA	3,521	2,657
Corporate/Other EBITDA	(13,454)	(2,442)
Depreciation	(2,430)	(1,842)
Amortization	(481)	(126)

Consolidated operating income	$10,072	$9,234

Depreciation:
U.S. Factory-built Housing	$2,045	$1,502
Canadian Factory-built Housing	231	209
Corporate/Other	154	131

Consolidated depreciation	$2,430	$1,842

Amortization:
U.S. Factory-built Housing	$420	$68
Canadian Factory-built Housing	61	58
Corporate/Other	—	—

Consolidated amortization	$481	$126

Capital Expenditure:
U.S. Factory-built Housing	$1,281	$3,557
Canadian Factory-built Housing	210	343
Corporate/Other	529	58

Consolidated capital expenditure:	$2,020	$3,958

	June 30, 2018	March 31, 2018
Total Assets:
U.S Factory-built Housing (1)	$474,569	$190,323
Canadian Factory-built Housing (1)	53,226	54,449
Corporate/Other (1)	121,563	150,626

Consolidated assets	$649,358	$395,398

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

17.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

As is customary in the manufactured housing industry, a significant portion of the Company’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. The Company enters into two types of repurchase agreements, (i) those that allow repurchase up to 24 months after the sale of a home to the retailer, and (ii) those that allow for repurchase until the home is sold by the retailer. For those homes sold to retailers with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th. month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. During the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the lender. Before including the reduction from the resale value of the homes, the contingent repurchase obligation as of June 30, 2018 was estimated to be approximately $178.5 million. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased were immaterial during each of the three months ended June 30, 2018 and July 1, 2017. The total reserve for estimated losses under repurchase agreements was $0.7 million at both June 30, 2018 and March 31, 2018.

The Company guarantees a portion of its customers’ floor plan obligations beyond the customary repurchase arrangements discussed above. The Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At June 30, 2018, those guarantees totaled $1.0 million of which $1.0 million was outstanding.

At June 30, 2018, the Company was contingently obligated for approximately $22.6 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $7.9 million to support the casualty insurance program, $1.8 million to support repurchase obligations, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $40.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

In the normal course of business, the Company’s former subsidiaries that operated in the United Kingdom historically provided certain guarantees to two customers. Those guarantees provide contractual liability for proven construction defects up to 12 years from the date of delivery of certain products. The guarantees remain a contingent liability of the Company which declines over time through October 2027. As of the date of this report, no claims have been reported under the terms of the guarantees.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

Legal Proceedings

The Company has agreed to indemnify counterparties in the ordinary course of its business in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. As of the date of this filing, the Company believes the ultimate liability with respect to these contingent obligations will not have, either individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

18.	Subsequent Event

On August 7, 2018, the Principal Shareholders completed a public offering of the Company’s common stock (the “Offering”). As a result of the completion of the Offering, the performance-vesting restricted shares described in Note 13, Share-Based Compensation, are probable of vesting. Compensation cost attributable to the performance-vesting shares will be recognized over the derived service period of eight months from the date of the Exchange. The completion of the Offering also caused the accelerated vesting of the remaining restricted shares subject to time-vesting conditions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s condensed consolidated financial statements and the related notes that appear in Item I of this Report.

Overview

Skyline Champion Corporation (prior to the Exchange (as described below) “Champion Holdings” and subsequent to the Exchange the “Company”) is a leading producer of factory-built housing in the United States and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the second largest factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Redman Homes, Dutch Housing, Excel Homes, Silvercrest, Titan Homes, Moduline, and SRI Homes. The Company operates 31 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the Southern U.S. The Company’s transportation business primarily engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, market demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

In response to the increasing demand for factory-built housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. In October 2017, the Company entered into a long-term lease for two factory-built housing plants in Leesville, Louisiana that provide an opportunity for further growth. In April 2017, the Company completed the purchase of a factory-built housing plant in Mansfield, Texas, from Skyline Corporation. In September 2016, the Company, through a series of transactions, completed the purchase of the assets of Innovative Building Systems, LLC and Subsidiaries (“IBS” or “IBS Acquisition”), which included five modular manufacturing facilities and two retail sales centers in the Northeast and Midwest U.S. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, one of the acquired modular facilities from IBS. The other former IBS facilities remain idle. In addition to these strategic acquisitions, during 2017, the Company leased and opened a manufacturing facility in Benton, Kentucky as well as reopened a previously idled facility in Topeka, Indiana. The Topeka facility began operations in February 2017. Production at the Benton facility began in August 2016.

The Company has also focused on expansion of its company-owned retail operations, opening three additional retail sales centers during fiscal 2018, five during fiscal 2017 and three during fiscal 2016. Management believes retail expansion provides an opportunity to increase the Company’s presence in market segments that are not currently served through our independent retail network, while also providing for expansion and increased utilization of our existing manufacturing operations.

These acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s HUD and modular homebuilding presence in the U.S. as well as improving the results of operations. These acquisitions and investments are included in the consolidated results for periods subsequent to their respective acquisition dates.

Combination with Skyline

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018, and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the three months ended June 30, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through June 30, 2018. All fiscal periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

Industry and Company Outlook

For the three months ended June 30, 2018, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. During the three months ended June 30, 2018, industry shipments of HUD-code homes were 25,359 a 9.2% improvement over 23,231 units shipped in same period of the prior year. The Company’s HUD market share during that period was 13.9% versus 13.3% in the comparable period of the prior year. Sales of HUD-code homes have been increasing steadily since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is 224,000 units per year.

Industry shipments of modular homes in the U.S. during the Company’s fiscal 2018 totaled 14,287 units, reflecting a slight increase from shipments in the comparable period of 2017. Modular home sales across the industry have generally been stable since 2009. During the three months ended June 30, 2018, approximately 17% of Champion Holdings’ U.S. manufacturing sales were modular. The Company’s modular home presence has improved due to the IBS Acquisition.

Champion Holdings was headquartered in Troy, Michigan and was formed in 2010 as a Delaware limited liability company. Champion Holdings’ predecessor began operations in 1953. Subsequent to the Exchange, the Company is headquartered in Elkhart, Indiana.

Pro Forma Results of Operations

In addition to the analysis of historical results of operations, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes unaudited supplemental pro forma results of operations for the three months ended June 30, 2018 and July 1, 2017. The unaudited pro forma statements of comprehensive income reflect pro forma adjustments to the results of the Company to give effect to the Exchange and the related financing transactions (the “Financing”) as if they had occurred on April 2, 2017, the beginning of the earliest period presented.

The unaudited pro forma condensed combined financial information of the Company combines the accounting periods of Champion Holdings and Skyline Corporation following the Exchange. Champion Holdings and Skyline Corporation had different fiscal year ends. Regulation S-X, Rule 11-02(c)(3) allows the combination of financial information for companies if their fiscal years end within 93 days of each other. Skyline Corporation’s historical results, included in the pro forma financial information below, include the three months ended June 30, 2018 and May 31, 2017, respectively, which are derived from Skyline Corporation’s unaudited consolidated income statements. Champion Holdings’ historical results are derived from Champion Holdings’ unaudited consolidated statements of comprehensive income (loss) for the three months ended June 30, 2018 and July 1, 2017, respectively.

The unaudited pro forma adjustments include:

•	Adjustments to depreciation expense for the stepped-up basis of property, plant and equipment;

•	Adjustments to the amortization of intangible assets recognized in connection with the Exchange;

•	Adjustments to interest expense for the elimination of historical interest expense and amortization of deferred financing fees on retired debt;

•	Recognition of interest expense and amortization of deferred financing fees on the new revolving credit agreement;

•	Adjustments to eliminate expenses incurred directly related to the Exchange;

•	Adjustments to eliminate one-time equity-based compensation incurred directly related to the Exchange;

•	Adjustments to eliminate the net currency translation gains and losses on certain intercompany debt;

•	Adjustments to eliminate the management fee, plus reimbursable expenses, paid by Champion Holdings to its primary investors under a management service agreement; and

•	Adjustments to reflect tax expense for the unaudited pro forma adjustments.

Results of Operations:

Three Months Ended June 30, 2018 vs. Three Months Ended July 1, 2017

	Historical		Pro Forma
	Three Months Ended		Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(unaudited)		(unaudited)
Statements of Comprehensive Income (Loss) Data:
Net sales	$322,261	$244,103	$368,065	$303,565
Cost of sales	267,101	208,071	305,202	260,977

Gross profit	55,160	36,032	62,863	42,588
Selling, general and administrative expenses	45,088	26,798	41,890	32,473

Operating income	10,072	9,234	20,973	10,115
Interest expense, net	1,072	1,101	957	1,033
Other expense	6,413	81	—	45

Income before income taxes	2,587	8,052	20,016	9,037
Income tax expense	3,440	2,789	5,760	2,848

Net (loss) income	$(853)	$5,263	$14,256	$6,189

Reconciliation of Adjusted EBITDA:
Net (loss) income	$(853)	$5,263	$14,256	$6,189
Income tax expense	3,440	2,789	5,760	2,848
Interest expense, net	1,072	1,101	957	1,033
Depreciation and amortization	2,911	1,968	4,076	3,715
Foreign currency transaction loss (gain)	67	(479)	67	(89)
Transaction costs	6,413	90	—	—
Acquisition integration costs	1,189	—	1,189	—
Equity-based compensation	8,088	150	201	204
Elkhart and Mansfield plant closures	—	—	—	1,132
Gain on sale of non-operating facilities	—	—	—	(1,280)
Restructuring charges and other	408	7	408	60

Adjusted EBITDA	$22,735	$10,889	$26,914	$13,812

As a percent of net sales:
Gross profit	17.1%	14.8%	17.1%	14.0%
Selling, general and administrative expenses	14.0%	11.0%	11.4%	10.7%
Operating income	3.1%	3.8%	5.7%	3.3%
Net (loss) income	(0.3%)	2.2%	3.9%	2.0%
Adjusted EBITDA	7.1%	4.5%	7.3%	4.5%

Net Sales: The following table summarizes net sales for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Net sales	$322,261	$244,103	$78,158	32.0%
U.S. manufacturing and retail net sales	$266,124	$193,176	$72,948	37.8%
U.S. homes sold	4,536	3,781	755	20.0%
U.S. manufacturing and retail average home selling price	$58.6	$51.1	$7.5	14.7%
Canadian manufacturing net sales	$27,354	$22,403	$4,951	22.1%
Canadian homes sold	362	320	42	13.1%
Canadian manufacturing average home selling price	$75.6	$70.0	$5.6	8.0%
Corporate/Other net sales	$28,783	$28,524	$259	0.9%
U.S. manufacturing facilities in operation at end of period	31	23
U.S. retail sales centers in operation at end of period	21	18
Canadian manufacturing facilities in operation at end of period	5	5

Historical Net Sales:

Net sales for the three months ended June 30, 2018 were $322.3 million, an increase of $78.2 million, or 32.0% over the three months ended July 1, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for the three months ended June 30, 2018 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $72.9 million, or 37.8%. The number of homes sold during the three months ended June 30, 2018 increased by 755 units, or 20.0%. The net sales increase was attributable to several factors including: (i) the inclusion of net sales of $22.1 million for the Skyline operations for the one month following the completion of the Exchange; (ii) a 14.7% increase in the average home selling price as a result of increased market demand, product mix and pricing actions to offset the impact of rising material and labor costs; (iii) additional retail sales centers in operation during the period; and (iv) increased output at the Company’s existing facilities as a result of plant operating improvements.

The Company’s U.S. HUD market share for the three months ended June 30, 2018 grew to 13.9% from 13.3% in the same period of the prior year, in part due to the inclusion of Skyline operations for the period subsequent to the Exchange. The U.S. HUD market also grew during the three months ended June 30, 2018, as shipments of factory-built HUD homes were 9.2% higher than the same period of the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment sales increased $5.0 million, or 22.1% for the three months ended June 30, 2018 compared to the same period in the prior year, primarily due to an increase in units sold of 13.1% and the effects of currency translation. The Canadian to U.S. average exchange rate increased 4.0% during the three months ended June 30, 2018 as compared to the same period of the prior year which had the effect of increasing Canadian sales as denominated in U.S. dollars.

Backlog:

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at June 30, 2018 totaled $222 million compared to $101 million at July 1, 2017. The increase is in part a result of the overall demand for the Company’s products, and in part a result of including the former Skyline operations at June 30, 2018.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. The change in net sales for Corporate/Other was negligible.

Pro Forma Net Sales:

Pro forma net sales for the first quarter of fiscal 2019 were $368.1 million compared to $303.6 million, an increase of 21.2%. The increase was attributable to a number of factors including: (i) increased manufacturing capacity; (ii) plant operating improvements which led to increased output; (iii) additional retail sales centers in operation during the period; and (iv) an increase in the average home selling price as a result of increased market demand and pricing actions to offset the impact of rising material and labor costs.

Gross Profit: The following table summarizes gross profit for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Gross profit:
U.S. Factory-built Housing	$45,322	$27,779	$17,543	63.2%
Canadian Factory-built Housing	5,355	4,289	1,066	24.9%
Corporate/Other	4,483	3,964	519	13.1%

	$55,160	$36,032	$19,128	53.1%

Gross profit as a percent of net sales	17.1%	14.8%

Historical Gross Profit:

Gross profit as a percent of sales during the three months ended June 30, 2018 was 17.1% compared to 14.8% during the three months ended July 1, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $17.5 million, or 63.2% during the three months ended June 30, 2018 compared to the same period in the prior year and improved to 17.0% as a percent of segment net sales from 14.4%. Although material prices and labor costs have been increasing in recent periods, the Company has been able to offset the margin effect of those increases with price adjustments, operational improvements and product rationalization. The Company continues to standardize product design and material purchases which allow for more efficient production for its supply chain and helped to mitigate material commodity inflation. The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value. As a result of these efforts, the U.S. manufacturing plants have been able to increase output which allows for better leverage of fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $1.1 million, or 24.9%, during the three months ended June 30, 2018 compared to the same period in the prior year and improved to 19.6% as a percent of segment net sales from 19.1%. The improvement in gross profit margin as a percent of net sales is primarily due to direct labor efficiencies and lower warranty expenses, partially offset by rising material costs.

Corporate/Other:

Corporate/Other gross profit increased $0.5 million, or 13.1%, during the three months ended June 30, 2018 compared to the same period in the prior year and improved as a percent of segment net sales to 15.6% from 13.9%. The increase is primarily the result of a decrease in brokerage activity contracted by our transportation business as a percent of net sales which experiences lower gross profit than the operation’s core delivery operations.

Pro Forma Gross Profit:

Pro forma gross profit increased $20.3 million during the three months ended June 30, 2018 compared to the same period of the prior year and improved as a percent of net sales to 17.1% from 14.0%. The increase is primarily attributable to the additional sales volume discussed above. The increase in gross profit as a percent of net sales is also consistent with the operational improvements and product rationalization actions taken by the Company. The continued standardization of product design and material purchases has allowed for a more efficient production for the Company and its supply chain and helped to mitigate the effects of commodity and labor inflation occurring in the market place.

Selling, General and Administrative Expenses: The following table summarizes selling, general and administrative expenses for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Selling, general and administrative expenses:
U.S. Factory-built Housing	$24,511	$18,361	$6,150	33.5%
Canadian Factory-built Housing	2,126	1,699	427	25.1%
Corporate/Other	18,451	6,738	11,713	173.8%

	$45,088	$26,798	$18,290	68.3%

Selling, general and administrative expense as a percent of net sales	14.0%	11.0%

Historical Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $45.1 million for the three months ended June 30, 2018, an increase of $18.3 million compared to the three months ended July 1, 2017. The following is a summary of the change by operating segment.

U.S Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $6.2 million, or 33.5%, during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017. The increase was primarily the result of: (i) $3.5 million of higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) an increase in salaries and benefits of $1.0 million, generally a result of increased compensation and administrative headcount to facilitate expanding capacity; and (iii) the inclusion of the Skyline operations for the period subsequent to the completion of the Exchange. Although total selling, general and administrative expenses were higher, such expenses as a percent of segment net sales, for the three months ended June 30, 2018 were 9.2% compared to 9.5% during the three months ended July 1, 2017.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment increased $0.4 million, or 25.1%, during the three months ended June 30, 2018 as compared to the three months ended July 1, 2017. The increase was primarily related to the 4.0% increase in the Canadian to U.S. average exchange rate. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 7.8% for the three months ended June 30, 2018 compared to 7.6% for the three months ended July 1, 2017.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $11.7 million, or 173.8%, during the three months ended

June 30, 2018 as compared to the three months ended July 1, 2017. The increase is primarily due to $7.9 million of one-time non-cash, equity-based compensation expense incurred in connection with the Exchange; $1.2 million of integration costs; and $0.4 million of restructuring costs. The equity-based compensation was incurred as a result of the modification of the Company’s equity awards and the vesting of Skyline stock grants upon completion of the Exchange. Salaries, benefits and incentive compensation were $1.3 million higher during the three months ended June 30, 2018, primarily a result of additional staffing to support growth and the addition of the Skyline operations subsequent to the completion of the Exchange.

Pro Forma Selling, General and Administrative Expenses:

Pro forma selling, general and administrative expenses were $41.9 million for the three months ended June 30, 2018 compared to $32.5 million for the three months ended July 1, 2017. The increase was primarily the result of an increase in salaries and benefits, sales-based and incentive compensation and other administrative costs. The increase is also a result of the $1.2 million of integration and $0.4 million of restructuring costs incurred in connection with the integration of the Skyline operations, and a $1.3 million gain on the sale of an idle facility included in the three months ended July 1, 2017.

Interest Expense, Net: The following table summarizes the components of interest expense, net for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Interest expense	$1,503	$1,227	$276	22.5%
Interest income	(431)	(126)	(305)	242.1%

Interest expense, net	$1,072	$1,101	$(29)	(2.6%)

Average outstanding floor plan payable	$30,069	$19,513
Average outstanding long-term debt	$59,331	$59,710

Historical Interest Expense, Net:

Interest expense, net was slightly lower for the three months ended June 30, 2018 compared to the same period of the prior year. The overall change was a result of increases in both interest income and expense which generally offset. Interest expense increased $0.3 million as a result of the increase in average outstanding borrowings on floor plan financing arrangements, despite a reduction in the weighted-average interest rate from 6.0% to 5.9%. Floor plan payables are used to finance retail inventory at company-owned retail sales centers and the increase in outstanding borrowings is consistent with the expanded retail footprint for the U.S. retail operations discussed above. Interest income increased $0.3 million as a result of an increase in interest generated from a higher average cash balance on hand prior to the completion of the Exchange.

Pro Forma Interest Expense, Net:

Pro forma interest expense, net was $1.0 million for the three months ended June 30, 2018, a decrease of $0.1 million from the same period of the prior year. The overall decrease is primarily attributable to additional interest income earned from higher average cash balances on hand.

Other Expense: The following table summarizes other expense for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Other expense	$6,413	$81	$6,332	N/M
“N/M” indicates that the calculated percentage is not meaningful.

Historical Other Expense:

Other expense for the three months ended June 30, 2018 primarily consists of $6.4 million of legal, accounting and advisory services related to the Exchange. During the three months ended July 1, 2017, the Company incurred $0.1 million of expenses related to the IBS Acquisition and the disposition of a former business unit in the United Kingdom.

Pro Forma Other Expense:

Other expense for the three months ended July 1, 2017 consists of $0.1 million of expenses related to the IBS Acquisition and the disposition of a former business unit in the United Kingdom.

Income Tax Expense: The following table summarizes income tax expense for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change
Income tax expense	$3,440	$2,789	$651	23.3%
Effective tax rate	133.0%	34.6%

Historical Income Tax Expense:

Income tax expense for the three months ended June 30, 2018 was $3.4 million, representing an effective tax rate of 133.0%, compared to income tax expense of $2.8 million, representing an effective tax rate of 34.6%, for the three months ended July 1, 2017. The increase in the effective tax rate was primarily due to costs related to the Exchange for which no tax benefit can be recognized. Absent these non-deductible discreet items incurred in the fiscal first quarter, the Company’s effective tax rate would have been 28.7%. This increase was partially offset by a reduction in the federal tax rate from 35% to 21% due to the Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017.

The Company’s effective tax rate for the three months ended June 30, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities. The Company’s effective tax rate for the three months ended July 1, 2017 differed from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions and non-taxable entities.

Pro Forma Income Tax Expense:

During the three months ended June 30, 2018, the Company had pro forma income tax expense of $5.8 million and an effective tax rate of 28.8%, compared to income tax expense of $2.8 million and an effective tax rate of 31.5% during the same period of the prior year. Prior to the completion of the Exchange, Skyline recognized no income tax expense or benefit as a result of historical operating loss carryforwards which had a full valuation allowance. A portion of the valuation allowance was reversed upon completion of the Exchange, however, that reversal did not have an impact on the pro forma results of operations. The pro forma income tax effects are a result of the income tax effects of the Company discussed above plus the tax impact of the pro forma adjustments. The increase in expense for the three months ended June 30, 2018 is primarily a result of higher income before income tax and the deductibility of certain expenses for tax purposes.

Adjusted EBITDA: The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 30, 2018 and July 1, 2017:

	Historical				Pro Forma
	Three Months Ended				Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017	Change	% Change	June 30, 2018	July 1, 2017	Change	% Change
Net (loss) income	$(853)	$5,263	$(6,116)	(116.2%)	$14,256	$6,189	$8,067	130.3%
Income tax expense	3,440	2,789	651	23.3%	5,760	2,848	2,912	102.2%
Interest expense, net	1,072	1,101	(29)	(2.6%)	957	1,033	(76)	(7.4%)
Depreciation and amortization	2,911	1,968	943	47.9%	4,076	3,715	361	9.7%
Foreign currency loss (gain)	67	(479)	546	114.0%	67	(89)	156	(175.3%)
Transaction costs	6,413	90	6,323	N/M	—	—	—	—
Acquisition integration costs	1,189	—	1,189	100.0%	1,189	—	1,189	100.0%
Equity-based compensation	8,088	150	7,938	N/M	201	204	(3)	(1.5%)
Elkhart and Mansfield plant closures	—	—	—	—	—	1,132	(1,132)	(100.0%)
Gain on sale of non-operating facilities	—	—	—	—	—	(1,280)	1,280	100.0%
Restructuring charges and other	408	7	401	N/M	408	60	348	580.0%

Adjusted EBITDA	$22,735	$10,889	$11,846	108.8%	$26,914	$13,812	$13,102	94.9%

“N/M” indicates that the calculated percentage is not meaningful.

Historical Adjusted EBITDA:

Adjusted EBITDA for the three months ended June 30, 2018 was $22.7 million, an increase of $11.8 million over the three months ended July 1, 2017. The increase is primarily a result of an increase in operating income of $10.9 million after adjusting for the effect of increased depreciation and amortization, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange and integration of Skyline. The increase in operating income is primarily due to the improvement in sales volumes and gross profit margins as a percent of net sales, partially offset by higher selling, general and administrative costs also a result of growth.

Pro Forma Adjusted EBITDA:

Pro forma Adjusted EBITDA for the three months ended June 30, 2018 was $26.9 million, an increase of $13.1 million over the three months ended July 1, 2017. The increase is primarily a result of an increase in operating income of $12.8 million after adjusting for the effect of increased depreciation and amortization, integration and restructuring costs incurred in connection with the integration of Skyline.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance to clarify and enhance an understanding of the historical results of the Company’s business. The Company’s management believes that the presentation of Adjusted EBITDA enhances an investor’s understanding of the Company’s financial performance and that Adjusted EBITDA is a useful financial metric to assess the Company’s operating performance from period-to-period by excluding certain items that the Company believes are not representative of its core business. The Company uses Adjusted EBITDA for business planning purposes and in measuring its performance relative to that of its competitors. See Adjusted EBITDA below for additional information.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 30, 2018 and July 1, 2017:

	Three Months Ended
(Dollars in thousands)	June 30, 2018	July 1, 2017
Net cash provided by (used in):
Operating activities	$4,265	$(1,897)
Investing activities	7,738	(3,548)
Financing activities	(67,502)	1,903
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(226)	687

Net decrease in cash, cash equivalents and restricted cash	(55,725)	(2,855)
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692

Cash, cash equivalents and restricted cash at end of period	$80,891	$99,837

Our primary sources of liquidity are net cash provided by operating activities and available borrowings under our revolving credit facility. At June 30, 2018, we had $80.9 million of cash and cash equivalents and $30.5 million of unused borrowing capacity under the revolving credit facility, net of the required letter of credit sub-facility. The Company believes that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements needed to operate the business for the next year. In the event that those sources of cash are inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash and cash equivalents decreased by $55.7 million during the three months ended June 30, 2018. The decrease was primarily a result of distributions to Champion Holdings’ members prior to the completion of the Exchange partially offset by cash generated by operating activities and cash assumed in the business acquisition.

Although net income decreased $6.1 million during the three months ended June 30, 2018 compared to the same period of the prior year, cash generated from operating activities was $6.2 million higher. The increase was primarily the result of net cash flows generated by operations after adjusting for $8.9 million of higher non-cash effects of depreciation, amortization and equity-based compensation resulting from the Exchange and less cash used for changes in working capital items of $2.6 million.

Cash provided by investing activities was $11.3 million higher during the three months ended June 30, 2018 as a result of cash received from the Exchange of $9.7 million and $1.9 million less capital expenditures for the purchase of property, plant and equipment than during the prior year. The Company purchased the Mansfield, Texas plant during the three months ended July 1, 2017 for $2.2 million.

Cash used for financing activities was $67.5 million during the three months ended June 30, 2018, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $1.9 million of payments made for deferred financing fees. The Company also borrowed $46.9 million under the New Credit Agreement during the three months ended June 30, 2018 and used the proceeds to repay the existing Term Loans.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income or loss plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) foreign currency gains and losses, (f) equity based compensation, (g) restructuring charges and impairment of assets, and (h) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

In evaluating Adjusted EBITDA, investors should be aware that in the future the Company may incur expenses similar to those adjusted for in this presentation. This presentation of Adjusted EBITDA should not be construed as an inference that the Company’s future results will be unaffected by unusual or nonrecurring items.

Adjusted EBITDA has important limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

Adjusted EBITDA:

•	does not reflect the interest expense on our debt;

•	excludes impairments; and

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP financial measures only on a supplemental basis.

Significant Accounting Policies and Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, intangible assets, deferred tax assets and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and product liability claims.

For a discussion of our significant accounting policies and critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2018, and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 14, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the three months ended June 30, 2018, with the exception of revenue recognition. See Note 10, “Revenue Recognition,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Report”).

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 1, “Basis of Presentation – Recently Issued Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

Forward-Looking Statements

Some of the statements in this Report are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors, many of which are beyond our control, that could cause actual results to differ materially from those in forward-looking statements including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	local, regional, national and international economic and financial market conditions and the impact they may have on the Company and our customers and our assessment of that impact;

•	demand fluctuations in the U.S. and Canadian housing industry;

•	the impact of customer preferences;

•	regulations pertaining to the housing and park model RV industries;

•	general or seasonal weather conditions affecting sales;

•	the potential impact of natural disasters on sales and raw material costs;

•	the prices and availability of materials;

•	periodic inventory adjustments by, and changes to relationships with, independent retailers;

•	changes in interest and foreign exchange rates;

•	more stringent credit standards or financing terms may be imposed by lenders on us, our dealers or customers;

•	the ability to service debt;

•	the impact of inflation;

•	the impact of labor costs, shortage, and turnover;

•	competitive pressures on pricing and promotional costs;

•	the availability of insurance coverage and changes in insurance costs;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by others;

•	greater than expected costs or difficulties related to the integration of new products and lines of business;

•	acquisitions and the integration of acquired businesses;

•	the effect of changes in laws and regulations with which we must comply;

•	the effect of changes in accounting policies and practices and auditing requirements; and

•	management’s ability to attract and retain executive officers and key personnel.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s obligations under the New Credit Agreement, industrial revenue bonds and floor plan financing agreements are currently subject to variable rates of interest. A 100-basis point increase in the underlying interest rates would result in an additional annual interest expense of approximately $0.9 million, assuming average related debt of $88.8 million, which was the amount of outstanding borrowings under the facilities at June 30, 2018. The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had net sales of $35 million Canadian dollars for the three months ended June 30, 2018. Assuming future Canadian net sales are equal to those in the first three months of fiscal 2019, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change quarterly consolidated net sales by $0.3 million. Net income of the Canadian operations would also be affected by changes in exchange rates. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, due to the material weakness in internal controls over financial reporting described below, which has not been remediated.

Notwithstanding the material weakness in internal controls over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

On June 1, 2018, Champion Holdings completed a strategic business combination with Skyline to form Skyline Champion Corporation. The internal control over financial reporting of Champion Holdings (and its subsidiaries), including that portion of disclosure controls and procedures that relates to internal control over financial reporting, was excluded from the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the period end covered by this report. The total assets of Champion Holdings represented approximately 51.5% of Skyline Champion Corporation’s consolidated assets as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

As described in the Skyline Corporation’s Annual Report on Form 10-K for the year ended May 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 and the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the deficiencies in the Company’s controls related to raw material inventories described below constituted a material weakness and that the Company did not maintain effective internal control over financial reporting.

Accuracy and Valuation of Inventory – As of May 31, 2017, the Company’s internal controls over the accuracy and valuation of raw materials inventories did not operate with sufficient precision to prevent or detect the potential occurrence of material misstatement in compiling the raw material inventory listing from the physical inventory counts or in the valuation of raw materials at cost under the first-in, first-out method.

Planned remediation of material weakness – The Company has been engaged in, and will continue to implement, remedial activities to address the control deficiency described above. To remediate the material weakness described above, the Company is establishing policies and procedures for the review, approval and application of generally accepted accounting principles pertaining to the accuracy and valuation of inventory, including implementing more robust inventory count procedures, count testing, analytical procedures and price testing.

As the Company continues to evaluate and improve the effectiveness of internal control over financial reporting, the Company may determine to take additional measures to address its material weakness or determine to modify the remediation efforts described above. Until the remediation efforts discussed above, including any additional remediation efforts that the Company identifies as necessary, are implemented, tested and deemed to be operating effectively, the material weakness described above will continue to exist.

We intend to describe changes in internal controls made as a result of the Exchange in our Annual Report on Form 10-K for the fiscal year ending March 30, 2019, which will include our initial assessment of internal controls over financial reporting for the combined business.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and other matters. For additional information on legal proceedings, see Note 17, “Commitments, Contingencies and Legal Proceedings – Legal Proceedings,” to the condensed consolidated financial statements included in this Report.

Item 1A.	RISK FACTORS

The factory-built housing industry is cyclical, is affected by seasonality and is sensitive to changes in general economic or other business conditions.

The factory-built housing industry is affected by seasonality. Sales during the period from March to November are typically higher than in other months. As a result, the Company’s sales and operating results sometimes fluctuate and may continue to fluctuate in the future.

The factory-built housing industry is also sensitive to changes in economic conditions and other factors, such as employment rates, job growth, population growth, consumer confidence, consumer income, availability of financing, interest rate levels and an oversupply of homes for sale. Changes in any of these conditions generally, or in the markets where the Company operates, could reduce demand and constrain pricing for new factory-built homes in these areas or result in customer cancellations of pending shipments, which could adversely affect the number of homes shipped by the Company or reduce the prices it can charge, either of which could result in a decrease in the Company’s net sales and earnings that could adversely affect the Company’s financial condition.

The Company is subject to demand fluctuations in the housing industry. Reductions in demand could adversely affect the Company’s business, results of operations, and financial condition.

Demand for the Company’s homes is subject to fluctuations in the housing market generally. In a housing market downturn, the Company’s sales and results of operations could be adversely affected; it may have significant inventory impairments and other write-offs; its gross margins may decline significantly from historical levels; and it may incur losses from operations. The Company cannot predict the continuation of the current housing recovery, nor can it provide assurance that should the recovery not continue its response will be successful.

Future increases in interest rates, more stringent credit standards, tightening of financing terms, or other increases in the effective costs of owning a factory-built home (including those related to regulation or other government actions) could limit the purchasing power of the Company’s potential customers and could adversely affect the Company’s business and financial results.

A large majority of the Company’s customers finance their home purchases through third-party lenders. While interest rates have increased moderately, they have been near historical lows for several years, which has made purchasing new factory-built homes more affordable. Increases in interest rates or decreases in the availability of consumer financing could adversely affect the market for homes. Potential customers may be less willing or able to pay the increased monthly costs or to obtain financing. Lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could adversely affect the sales or pricing of the Company’s factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing, and could adversely affect the Company’s results of operations and financial condition.

The liquidity provided by Government-Sponsored Enterprises (“GSEs”) and the Federal Housing Administration (“FHA”) is also critical in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. The impact of the federal government’s conservatorship of GSEs on the short-term and long-term demand for new housing as well as any potential restructuring of the GSEs remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, financing, and the Company’s sales of new homes.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services. Since 2014, the CFPB has promulgated rules concerning consumer credit transactions secured by a dwelling, which include real property mortgages and chattel loans (financed without land) secured by factory-built homes. Overall, the rules have caused some lenders to curtail underwriting such loans, and some investors are reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. Consequently, such regulatory developments could cause some prospective buyers of factory-built homes to be unable to secure the financing necessary to complete purchases. In addition, compliance with the law and ongoing rule implementation has caused lenders to incur additional costs to implement new processes, procedures, controls, and infrastructure required to comply with the regulations. Compliance may constrain lenders’ ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations, or the imposition of additional regulations, could affect the Company’s earnings, limit its access to capital, and have a material adverse effect on its business and results of operations.

The CFPB rules amending the Truth in Lending Act and Real Estate Settlement Procedures Act expand the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protection Act (“HOEPA”), revise and expand the tests for coverage under HOEPA, and impose additional restrictions on mortgages that are covered by HOEPA. As a result, certain factory-built home loans are now subject to HOEPA limits on interest rates and fees. Loans with rates or fees in excess of the limits are deemed “high cost mortgages” and provide additional protections for borrowers, including with respect to determining the value of the home. Most loans for the purchase of factory-built homes have been written at rates and fees that would not appear to be considered high cost mortgages under the rule. Although some lenders may continue to offer loans that are now deemed high cost mortgages, the rate and fee limits appear to have deterred some lenders from offering loans to certain borrowers and may continue to make them reluctant to enter into loans subject to the provisions of HOEPA. As a result, some prospective buyers of factory-built homes may be unable to secure financing necessary to complete factory-built home purchases.

The availability of wholesale financing for retailers is limited due to a limited number of floor plan lenders and reduced lending limits.

Factory-built housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Limited availability of floor plan lending negatively affects the inventory levels of the Company’s independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis. As a result, if the availability of wholesale financing is reduced, the Company could experience sales declines or a higher level of customer defaults and its operating results and cash flows could suffer.

The Company has contingent repurchase obligations related to wholesale financing provided to industry retailers.

As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. Payment for floor plan sales is generally received 5 to 15 business days from the date of invoice. In connection with the floor plan financing programs, the Company generally has separate agreements with the financing companies that require the Company to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. The Company’s contingent repurchase obligation as of June 30, 2018, was estimated to be approximately $178.5 million, without reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

If the Company is unable to establish or maintain relationships with independent distributors who sell its homes, the Company’s sales could decline and its operating results and cash flows could suffer.

Although the Company maintains its own factory direct retail business in select markets, it conducts a majority of its business through independent distributors. For example, approximately 85% of the Company’s fiscal 2018 manufacturing shipments of homes were made to independent distributors throughout the United States and western Canada. As is common in the factory-built housing industry, independent distributors may sell factory-built homes produced by competing manufacturers. The Company may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell its homes. Even if the Company does establish and maintain relationships with independent distributors, these customers are not obligated to sell the Company’s homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom the Company has relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to similar industry, economic, demographic and seasonal trends that the Company faces. If the Company does not establish and maintain relationships with solvent independent distributors in the markets it serves, sales in those markets could decline, and if the Company cannot effect offsetting expansion of its factory-direct retail business, the Company’s operating results and cash flows could suffer.

Prices of certain materials can fluctuate and availability of certain materials may be limited at times.

Prices of certain materials used in the construction of homes, such as lumber, insulation, steel, drywall, oil-based products and fuel, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation may be limited at times resulting in higher prices or the need to find alternative suppliers. The Company may attempt to pass the higher material costs on to customers but it is not certain that it will be able to achieve this without affecting demand. Limited availability of materials may also adversely affect the Company’s production capabilities and results of operations.

The Company’s results of operations can be adversely affected by labor shortages and turnover.

The homebuilding industry has from time to time experienced labor shortages and other labor related issues. A number of factors may adversely affect the labor force available to the Company and its subcontractors in one or more of its markets, including high employment levels, construction market conditions, and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. The Company’s direct labor has historically experienced high turnover rates, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon the Company’s net sales and results of operations.

Industry conditions and future operating results could limit the Company’s sources of capital. If the Company is unable to locate suitable sources of capital when needed, it may be unable to maintain or expand its business.

The Company depends on its cash balances, cash flows from operations, and its revolving credit facility (the “Credit Facility”) to finance its operating requirements, capital expenditures, and other needs. If the Company’s cash balances, cash flows from operations, and availability under the Credit Facility are insufficient to finance its operations and alternative capital is not available, the Company may not be able to expand its business and make acquisitions, or it may need to curtail or limit its existing operations.

Factory-built housing operates in the highly competitive housing industry, and, if other home builders are more successful or offer better value to the Company’s customers, its business could decline.

The Company operates in a very competitive environment, in which it faces competition from a number of other home builders in each market in which it operates. The Company competes with large national and regional home building companies and with smaller local home builders for financing, raw materials, and skilled management and labor resources. Some of the Company’s manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations in most areas where independent retailers sell the Company’s homes and in most areas where it has retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, the Company believes that it is relatively easy for new competitors to enter its markets. In addition, the Company’s products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. The Company also competes with the resale homes, also referred to as “previously owned or existing” homes, as well as rental housing.

An oversupply of homes available for sale or the heavy discounting of home prices by the Company’s competitors could adversely affect demand for its homes and the results of its operations. An increase in competitive conditions could have any of the following impacts on the Company: delivering fewer homes; sale of fewer homes or higher cancellations by the Company’s home buyers; an increase in selling incentives or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If the Company is unable to compete effectively in its markets, its business could decline disproportionately to that of its competitors. As a result, its sales could decline and its operating results and cash flows could suffer.

Changes in consumer preferences for the Company’s products or its failure to gauge those preferences could lead to reduced sales.

The Company cannot be certain that historical consumer preferences for factory-built homes in general, and for its products in particular, will remain unchanged. The Company’s ability to remain competitive depends heavily on its ability to provide a continuing and timely introduction of innovative product offerings. The Company believes that the introduction of new features, designs, and models will be critical to the future success of its operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs, or product features could have a material adverse effect on the Company’s business. Products may not be accepted for a number of reasons, including changes in consumer preferences or the Company’s failure to properly gauge consumer preferences. Further, the Company cannot be certain that new product introductions will not reduce net sales from existing models and adversely affect its results of operations. In addition, its net sales may be adversely affected if its new models and products are not introduced to the market on time or are not successful when introduced. Finally, the Company’s competitors’ new products may obtain better market acceptance.

When the Company introduces new products into the marketplace, it may incur expenses that it did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans, and features are critical to the Company’s future success. The Company may incur unexpected expenses, however, when it introduces new models, floor plans, or features. For example, it may experience unexpected engineering or design flaws that may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on the Company’s earnings. Estimated warranty costs are provided at the time of product sale to reflect the Company’s best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to the Company’s estimates could result in increased warranty reserves and expense which could have an adverse impact on the Company’s earnings.

For some of the components used in production, the Company depends on a small group of suppliers and the loss of any of these suppliers could affect the Company’s ability to obtain components in a timely manner or at competitive prices, which would decrease its sales and profit margins. Some components are sourced from foreign sources and delays in obtaining these components could result in increased costs and decreased sales and profit margins.

The Company depends on timely and sufficient delivery of components from its suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. If the Company cannot obtain an adequate supply of these key components its sales could decline and its operating results and cash flows could suffer.

The Company’s products and services may experience quality problems from time to time that can result in decreased sales and gross margin and could harm the Company’s reputation.

The Company’s products contain thousands of parts, many of which are supplied by a network of approved vendors. As with the Company’s competitors, product defects may occur, including components purchased from material vendors. The Company cannot assure that all such defects will be detected prior to the distribution of its products. In addition, although the Company endeavors to compel suppliers to maintain appropriate levels of insurance coverage, it cannot assure that if a defect in a vendor-supplied part were to occur that the vendor would have the ability to financially rectify the defect. Failure to detect defects in the Company’s products, including vendor-supplied parts, could result in lost revenue, increased warranty and related costs, and could harm the Company’s reputation.

If the factory-built housing industry is not able to secure favorable local zoning ordinances, the Company’s sales could decline and its operating results and cash flows could suffer.

Limitations on the number of sites available for placement of factory-built homes or on the operation of factory-built housing communities could reduce the demand for factory-built homes and, as a result, the Company’s sales. Factory-built housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, some property owners have resisted the adoption of zoning ordinances permitting the use of factory-built homes in residential areas, which the Company believes has restricted the growth of the industry. Factory-built homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of factory-built home communities. If the factory-built housing industry is unable to secure favorable local zoning ordinances, the Company’s sales could decline and its operating results and cash flows could suffer.

The Company may not be able to manage its business effectively if it cannot retain current management team members or if it is unable to attract and motivate key personnel.

The Company may not be able to attract or motivate qualified management and operations personnel in the future. If the Company is not able to attract and motivate necessary personnel to accomplish its business objectives, it will experience constraints that will significantly impede the achievement of its objectives. Transitions in the Company’s senior management team may result in operational disruptions, and its business may be harmed as a result. The Company may also have difficulty attracting experienced personnel to its company and may be required to expend significant financial resources in its employee recruitment efforts.

Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect the Company’s business.

As a home builder, the Company is subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high. There can be no assurance that this coverage will not be restricted and become more costly. If the limits or coverages of the Company’s current and former insurance programs prove inadequate, or the Company is not able to obtain adequate, or reasonably priced insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, the Company may experience losses that could negatively impact its financial results.

The Company records expenses and liabilities based on the estimated costs required to cover its self-insured liability under its insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its insurance policies. These estimated costs are based on an analysis of the Company’s historical claims and industry data, and include an estimate of claims incurred but not yet reported. Due to the degree of judgment required and the potential for variability in the underlying assumptions when deriving estimated liabilities, the Company’s actual future costs could differ from those estimated, and the difference could be material to its consolidated financial statements.

Security breaches and other disruptions could compromise the Company’s information and expose it to liability, which would cause its business and reputation to suffer.

In the ordinary course of the Company’s business, it collects and stores sensitive data, including intellectual property, its proprietary business information and that of its suppliers and business partners, as well as personally identifiable information of its customers and employees. The Company also has outsourced elements of its information technology structure, and as a result, it is managing independent vendor relationships with third parties who may or could have access to the Company’s confidential information. Similarly, the Company’s business partners and other third party providers possess certain of its sensitive data. The secure maintenance of this information is critical to the Company’s operations and business strategy. Despite its security measures, the Company’s information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. The Company, its partners, vendors, and other third party providers could be susceptible to third party attacks on the Company’s, and their, information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise the Company’s networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt the Company’s operations, and damage its reputation, any of which could adversely affect the Company’s business.

The Company is subject to extensive regulation affecting the production and sale of factory-built housing, which could adversely affect its profitability.

The Company is subject to a variety of federal, state, and local laws and regulations affecting the production and sale of factory-built housing. The Company’s failure to comply with such laws and regulations could expose it to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting the Company’s operations are under regular review by governmental bodies and the Company cannot predict what effect, if any, new laws and regulations would have on it or the factory-built housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, may adversely affect the Company’s financial condition or results of operations.

The cost of operations could be adversely impacted by increased costs of healthcare benefits provided to employees.

In 2010, the Affordable Care Act, was passed into law. As enacted, the health reform law changes, among other things, certain aspects of health insurance. The Affordable Care Act, coupled with the uncertainty in the insurance markets associated with the future of the Act, could increase the Company’s healthcare costs, which could adversely impact the Company’s earnings.

A prolonged delay by Congress and the President to approve budgets or continuing appropriation resolutions to facilitate the operations of the federal government could delay the completion of home sales or cause cancellations, and thereby negatively impact the Company’s deliveries and revenues.

Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service (“IRS”) verification of loan applicants’ tax return information, the funding of orders by the Federal Emergency Management Agency (“FEMA”) as part of FEMA’s disaster relief efforts, and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As many of the Company’s home buyers use these programs to obtain financing to purchase its homes, and many lenders require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of its homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of the Company’s business and investments. Depending on the length of disruption, such factors could have a material adverse impact on the Company’s results of operations and financial condition.

Increases in the after-tax costs of owning a factory-built home could prevent potential customers from buying the Company’s products and adversely affect its business or financial results.

Significant expenses of owning a factory-built home, including mortgage interest expenses and real estate taxes, generally were, under prior tax law, deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to certain limitations. The new tax reform law (H.R. 1), commonly referred to as the “Tax Cuts and Jobs Act” (the “TCJA”) was signed into law on December 22, 2017. The TCJA includes provisions which would impose limitations with respect to these income tax deductions. Increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on the Company’s business and financial results.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on the Company’s operating results or financial condition.

The Company’s Star Fleet Trucking subsidiary provides transportation services. The transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and Department of Transportation regulations regarding, among other things, driver breaks, classification of independent drivers, “restart” rules, and the use of electronic logging devices that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The Company may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect the Company’s business and results of operations.

Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for new factory-built homes in affected areas.

The Company’s operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay factory-built home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new factory-built homes in affected areas. Furthermore, if the Company’s insurance does not fully cover business interruptions or losses resulting from these events, the Company’s earnings, liquidity, or capital resources could be adversely affected.

Changes in foreign exchange rates could adversely affect the value of the Company’s investments in Canada and cause foreign exchange losses related to intercompany loans.

The Company has substantial investments in businesses in Canada. Unfavorable changes in foreign exchange rates could adversely affect the value of the Company’s investments in these businesses.

Certain of the Company’s shareholders beneficially own a substantial amount of the Company’s common stock and have substantial control over the Company and their interests may conflict with or differ from your interests as a shareholder.

Affiliates of Bain Capital Credit, L.P., Centerbridge Partners, L.P. and MAK Capital (collectively, the “Principal Shareholders”) each beneficially own more than 19.3% of the Company’s shares of common stock. In addition, nine directors of the Company were designated by the Principal Shareholders pursuant to the investor rights agreement between the Company and the Principal Shareholders. As a result, the Principal Shareholders are able to exert a significant degree of influence or actual control over the Company’s management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. These shareholders may have interests that are different from other shareholders and may vote in a way that is adverse to the interests of other shareholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of the Company’s common stock to decline or prevent our shareholders from realizing a premium over the market price for their shares.

Additionally, each of the Principal Shareholders is in the business of making investments in companies and may acquire and hold, and in a few instances have acquired and held, interests in businesses that compete directly or indirectly with the Company. One or more of the Principal Shareholders may also pursue acquisition opportunities that may be complementary to the Company’s business and, as a result, those acquisition opportunities may not be available to the Company.

The Company is a “controlled company” under New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements; you do not have the same protections afforded to shareholders of companies that are subject to such requirements.

Because the Principal Shareholders control a majority of the voting power of our common stock, the Company is a “controlled company” within the meaning of the NYSE corporate governance standards. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	the Company has a board of directors that is composed of a majority of “independent directors,” as defined under NYSE rules;

•	the Company has a compensation committee that is composed entirely of independent directors; and

•	the Company has a nominating and corporate governance committee that is composed entirely of independent directors.

The Company is currently utilizing all of these exemptions. Accordingly, for so long as the Company is a “controlled company,” investors will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements. The Company’s status as a controlled company could make its common stock less attractive to some investors or otherwise harm its stock price.

Anti-takeover provisions in the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws could prohibit a change of control that the Company’s shareholders may favor and could negatively affect the Company’s stock price.

In addition to the Principal Shareholders’ beneficial ownership of a substantial percentage of the Company’s common stock, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that could make it more difficult and expensive for a third party to acquire control of the Company, even if a change of control would be beneficial to the interests of the Company’s shareholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of the Company’s common stock. These provisions may also prevent or frustrate attempts by the Company’s shareholders to replace or remove the Company’s management. For example, the Company’s Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws:

•	permit the Board of Directors to issue preferred stock with such terms as they determine, without shareholder approval;

•	require advance notice for shareholder proposals and director nominations; and

•	contain limitations on convening shareholder meetings and shareholder action by written consent.

These provisions make it more difficult for shareholders or potential acquirers to acquire the Company without negotiation and could discourage potential takeover attempts and could adversely affect the market price of the Company’s common stock.

The integration of Skyline and Champion Holdings may not be successful or the anticipated benefits from their combination may not be realized in their entirety.

After the consummation of the Exchange contemplated by the Exchange Agreement, the Company’s management must integrate the operations, as well as financial and other systems of Skyline and Champion Holdings. The Company’s management will be required to devote a great deal of time and attention to the process of integrating the operations while carrying on the ongoing operations. A significant degree of difficulty and management involvement is inherent in the integration process. The integration process includes but is not limited to:

•	integrating the operations while carrying on the ongoing business;

•	creating uniform policies, procedures, standards, internal controls, and information systems and controlling the costs associated with such matters;

•	integrating information technology, purchasing, accounting, sales, payroll and regulatory compliance systems;

•	the possibility of faulty assumptions underlying expectations regarding the integration process; and

•	integrating two business cultures, which may prove to be incompatible.

There is no assurance that the Company will be successful or cost effective at integrating the two companies. The integration may cause an interruption of, or loss of momentum in the activities of the business after the consummation of the Exchange. If the Company’s management is unable to manage the integration process effectively, or any significant business activities are interrupted as a result of the integration process, the Company’s business, liquidity, financial condition and results of operations may be adversely impacted. Even if the Company is able to combine the two business operations successfully, it may not be possible to realize the full benefits of the expected synergies, which are expected to result from the Exchange, or realize these benefits within the time frame that is expected. For example, the benefits from the Exchange may be offset by costs incurred or delays in integrating the companies. If the Company fails to realize the benefits it anticipates from the Exchange, the business, liquidity, financial condition and results of operations may be adversely affected.

The loss of the services of members of our senior management, key employees or a significant amount of our operating employees could negatively affect our business.

Our success depends upon the skills, experience, and active participation of our senior management and key employees, including at our Titan Factory Direct and Star Fleet Trucking operations, many of whom have been with the Company for a significant number of years. If we were to lose members of our senior management or key employees, we might not be able to find appropriate replacements on a timely basis, and our operations could be negatively affected. Also, the loss of a significant number of operating employees in key roles or geographies where we are not able to hire qualified replacements could have a material adverse effect on our business.

The Company will incur substantial costs as a result of operating as a public company, and the Company’s management is required to devote substantial time to compliance initiatives.

As a public company, the Company currently incurs legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Company’s management devotes both time and financial resources to these compliance initiatives.

If the Company fails to staff its accounting and finance functions adequately, or fails to maintain internal controls adequate to meet the demands that are placed upon it as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have an adverse effect on the Company’s future business.

The Company’s failure to establish and maintain effective internal control over financial reporting could harm its business and financial results.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud. Skyline identified a material weakness in its internal control over financial reporting as it relates to the accuracy and valuation of its inventory. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has initiated remediation measures and these activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

The Company does not anticipate paying any cash dividends for the foreseeable future.

The Company currently intends to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of the Company’s business. As a result, capital appreciation in the price of the Company’s common stock, if any, will be investors’ only source of gain on an investment in the Company’s common stock.

Any future determination to pay dividends to shareholders will be at the sole discretion of the Company’s board of directors and will depend upon many factors, including general economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by the Company to its shareholders or by the Company’s subsidiaries to the Company and any other factors that the board of directors may deem relevant.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	The following financial information from Skyline Champion Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and July 1, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2018, and (v) the Notes to the Condensed Consolidated Financial Statements. †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Keith Anderson	Chief Executive Officer	August 9, 2018
Keith Anderson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	August 9, 2018
Laurie Hough	(Principal Financial Officer)