Form 10-Q
period 2018-09-29
Skyline Champion Corp
filed 2018-11-08
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-04714

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, 56,713,294 shares of Skyline Champion Corporation’s Common Stock, $0.0277 par value, were outstanding.

SKYLINE CHAMPION CORPORATION

FORM 10-Q

September 29, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 29, 2018 (unaudited) and March 31, 2018	1
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended September 29, 2018 and September 30, 2017	2
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 29, 2018 and September 30, 2017	3
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended September 29, 2018	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	43

SIGNATURES	44

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

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the six months ended September 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through September 29, 2018. All periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

All Company earnings per share and common share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the Shares Issuance took place on April 2, 2017, at the exchange ratio, as defined in the Exchange Agreement.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 29, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,873	$113,731
Trade accounts receivable, net	55,165	41,984
Inventories	113,147	98,022
Other current assets	11,738	9,367
Total current assets	282,923	263,104
Property, plant and equipment, net	111,950	67,960
Restricted cash	—	22,885
Goodwill	177,485	3,179
Amortizable intangible assets, net	43,158	1,542
Deferred tax assets	37,112	30,290
Other noncurrent assets	12,784	6,438
Total assets	$665,412	$395,398
LIABILITIES AND EQUITY
Current liabilities:
Floor plan payable	$29,893	$29,825
Short-term portion of debt	—	404
Accounts payable	46,021	36,773
Other current liabilities	119,736	100,112
Total current liabilities	195,650	167,114
Long-term liabilities:
Long-term debt	59,330	58,927
Deferred tax liabilities	3,459	3,294
Other long-term liabilities	20,504	12,766
Total long-term liabilities	83,293	74,987
Contingent liabilities (Note 17)
Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,713 shares issued as of September 29, 2018 (including 464 shares subject to restriction)	1,571	—
Additional paid-in capital	472,176	—
Members’ contributed capital	—	140,076
(Accumulated deficit) retained earnings	(77,878)	22,514
Accumulated other comprehensive loss	(9,400)	(9,293)
Total equity	386,469	153,297
Total liabilities and equity	$665,412	$395,398

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)		(unaudited)
Net sales	$355,436	$259,963	$677,697	$504,065
Cost of sales	296,436	218,636	563,537	426,706
Gross profit	59,000	41,327	114,160	77,359
Selling, general and administrative expenses	128,069	27,763	173,157	54,562
Operating (loss) income	(69,069)	13,564	(58,997)	22,797
Interest expense, net	827	1,065	1,899	2,165
Other expense	1,307	842	7,720	923
(Loss) income before income taxes	(71,203)	11,657	(68,616)	19,709
Income tax expense	5,822	4,249	9,262	7,038
Net (loss) income	$(77,025)	$7,408	$(77,878)	$12,671
Comprehensive (loss) income:
Net (loss) income	$(77,025)	$7,408	$(77,878)	$12,671
Foreign currency translation gain (loss)	588	1,382	(107)	2,199
Comprehensive (loss) income	$(76,437)	$8,790	$(77,985)	$14,870
Net (loss) income per share:
Basic	$(1.42)	$0.16	$(1.53)	$0.27
Diluted	$(1.42)	$0.16	$(1.53)	$0.27

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended
	September 29, 2018	September 30, 2017
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(77,878)	$12,671
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	5,275	3,860
Amortization of intangible assets	1,683	238
Equity-based compensation	93,927	300
Deferred income taxes	3,025	2,023
Amortization of deferred financing fees	285	30
Loss on disposal of property, plant and equipment	3	11
Foreign currency transaction loss (gain)	33	(1,233)
(Increase) decrease in assets net of business acquired
Accounts receivable	398	(11,331)
Inventories	3,852	(8,806)
Prepaid expenses	(1,028)	(2,434)
Other assets	504	1,900
Increase (decrease) in liabilities net of business acquired
Accounts payable	(586)	5,430
Accrued expenses	447	(115)
Other liabilities	(922)	1,157
Net cash provided by operating activities	29,018	3,701
Cash flows from investing activities
Additions to property, plant, and equipment	(4,684)	(5,853)
Cash assumed in business acquisition	9,722	—
Proceeds from disposal of property, plant and equipment	11	395
Decrease in note receivable	132	120
Net cash provided by (used in) investing activities	5,181	(5,338)
Cash flows from financing activities
Borrowings on revolving credit facility	46,900	—
Payments on term loans and capital leases	(46,898)	(216)
Changes in floor plan financing, net	68	5,771
Payments for deferred financing fees	(1,976)	—
Members’ capital distributions	(65,277)	—
Stock option exercises	1,615	—
Tax payments for equity-based compensation	(2,336)	—
Net cash (used in) provided by financing activities	(67,904)	5,555
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	1,693
Net (decrease) increase in cash, cash equivalents and restricted cash during the period	(33,743)	5,611
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692
Cash, cash equivalents and restricted cash at end of period	$102,873	$108,303
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$5,878	$4,298
Cash paid for interest	$2,572	$2,568

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Members’ Contributed	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Capital	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at April 1, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Members’ capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,923	—	—	285,165
Equity-based compensation	—	—	—	93,927	—	—	93,927
Common stock issued under equity-based compensation plans, net of shares withheld for employee taxes	—	570	16	(2,674)	—	—	(2,658)
Foreign currency translation adjustments	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	(77,878)	—	(77,878)
Balance at September 29, 2018	$—	56,713	$1,571	$472,176	$(77,878)	$(9,400)	$386,469

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation and Business

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year will end on March 30, 2019. The three months ended September 29, 2018 and September 30, 2017 each included 13 weeks. The six months ended September 29, 2018 and September 30, 2017 each included 26 weeks. References to “fiscal 2016” relate to the Company’s fiscal year ended April 2, 2016, references to “fiscal 2017” relate to the Company’s fiscal year ended April 1, 2017, references to “fiscal 2018” refer to the Company’s fiscal year ended March 31, 2018 and references to “fiscal 2019” refer to the Company’s fiscal year ending March 30, 2019.

The Company is a leading producer of factory-built housing in the United States (“U.S.”) and Canada and serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the second largest factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Redman Homes, Dutch Housing, Excel Homes, Silvercrest, Titan Homes, Moduline, and SRI Homes. As of September 29, 2018, the Company operates 31 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business primarily engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) , to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASU is effective for fiscal years beginning after December 31, 2018, or the Company’s fiscal year commencing March 31, 2019. Modified retrospective application and early adoption is permitted.

The Company is currently evaluating the impact this standard will have on its consolidated financial position, results of operations and cash flows. The Company expects the impact to the Company's consolidated balance sheet will be significant. The Company (i) has formed a cross-functional implementation team; (ii) is engaging a third party to assist with the implementation, and (iii) is implementing a software solution to manage and account for leases under the new standard. The Company plans to adopt the standard by applying the modified retrospective method on the March 31, 2019 adoption date as a cumulative-effect adjustment to the balance sheet, without restatement of comparative periods' financial information, based on transition guidance recently issued by the FASB. In addition, the Company expects to elect the package of practical expedients, exclusive of the lease term hindsight, as defined in the standard.

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

2.	Business Combination

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the six months ended September 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through September 29, 2018. All fiscal periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

The purchase price of the acquisition was determined with reference to the value of equity (common stock) of the Company based on the closing price on June 1, 2018 of $33.39 per share. The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at June 1, 2018, the closing of the Exchange. The purchase price and its allocation are preliminary and have been used to prepare the accompanying condensed consolidated financial statements. The final purchase price and its allocation will be determined when the Company has completed the necessary valuations and calculations. The final allocation could differ materially from the preliminary allocation used in the accompanying condensed consolidated financial statements. The final allocation may include changes in allocations to intangible assets and other changes to the fair value assigned to the assets acquired and liabilities assumed.

The preliminary estimated purchase price was allocated as follows:

(Dollars in thousands)	Allocation
Cash	$9,722
Trade accounts receivable	13,876
Inventory	19,028
Property, plant and equipment	44,642
Deferred tax assets, net	9,733
Other assets	6,349
Accounts payable and accrued liabilities	(35,763)
Intangibles	43,300
Goodwill	174,278
Total preliminary estimated purchase price allocation	$285,165

The preliminary estimated goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing segment.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of provisional amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. As a result of the June 2018 acquisition of Skyline Corporation, level 3 fair value estimates of $44.6 million related to property, plant and equipment and $43.3 million related to intangible assets were recorded in the accompanying condensed consolidated balance sheets as of September 29, 2018. For further information on acquired assets measured at fair value, see Note 6, Goodwill and Intangible Assets.

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

Included in the Company’s results of operations for the three and six months ended September 29, 2018, are results from the business acquired as follows:

(Dollars in thousands)	Three Months Ended September 29, 2018	Six Months Ended September 29, 2018
Net sales	$68,083	$90,144

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Three Months Ended September 30, 2017		Six Months Ended September 29, 2018		Six Months Ended September 30, 2017
(Dollars in thousands)	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma
Net sales	$259,963	$318,425	$677,697	$723,501	$504,065	$621,990
Net income (loss)	7,408	8,058	(77,878)	(62,769)	12,671	14,247

The pro forma results are based on adding the historical results of operations of Champion Holdings and the Company and adjusting primarily for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant and equipment; removing transaction costs directly associated with the Exchange; removing one-time equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations. The Exchange was completed during the first quarter of fiscal 2019, and therefore, there was no difference between the results of operations on an as reported and pro forma basis for the three months ended September 29, 2018.

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

A reconciliation of cash, cash equivalents and restricted cash was as follows:

(Dollars in thousands)	September 29, 2018	March 31, 2018
	(unaudited)
Balance sheet - cash and cash equivalents	$102,873	$113,731
Balance sheet - restricted cash	—	22,885
Statement of cash flows - cash, cash equivalents and restricted cash	$102,873	$136,616

4.	Inventories

The components of inventories, including inventories for the Company’s manufacturing and retail operations, were as follows:

(Dollars in thousands)	September 29, 2018	March 31, 2018
	(unaudited)
Raw materials	$47,194	$37,852
Work in process	14,371	10,004
Finished goods and other	51,582	50,166
Total inventories	$113,147	$98,022

At September 29, 2018 and March 31, 2018, reserves for obsolete inventory were $3.6 million and $3.5 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

5.	Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, including amortization of assets under capital lease, for the three and six months ended September 29, 2018 was $2.8 million and $5.3 million, respectively, and for the three and six months ended September 30, 2017 was $2.0 million and $3.9 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 29, 2018	March 31, 2018
	(unaudited)
Land and improvements	$34,927	$22,071
Buildings and improvements	85,665	58,179
Machinery and equipment	38,912	31,924
Construction in progress	2,735	919
Property, plant and equipment, at cost	162,239	113,093
Less accumulated depreciation	50,289	45,133
Property, plant, and equipment, net	$111,950	$67,960

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 29, 2018 and March 31, 2018, the Company had goodwill of $177.5 million and $3.2 million, respectively. The increase during the six months ended September 29, 2018 was a result of goodwill recognized in the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 29, 2018			March 31, 2018
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
	(unaudited)
Gross carrying amount	$40,118	$13,158	$53,276	$5,739	$4,268	$10,007
Accumulated amortization	(6,749)	(3,369)	(10,118)	(5,610)	(2,855)	(8,465)
Amortizable intangibles, net	$33,369	$9,789	$43,158	$129	$1,413	$1,542
Weighted average amortization period, in years	9.7	9.1	9.5	4.3	5.5	5.4

During the six months ended September 29, 2018, the Company recognized finite-lived intangibles for customer relationships of $34.4 million and trade names of $8.9 million as a result of the allocation of the preliminary estimated purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The final determination of the customer relationship intangible asset will depend on changes to the assumptions used for projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The final determination of the trade names intangible asset will depend on changes to assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. Amortization of intangible assets for the three and six months ended September 29, 2018 was $1.2 million and $1.7 million, respectively, and for the three and six months ended September 30, 2017 was $0.1 million and $0.2 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

7.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 29, 2018	March 31, 2018
	(unaudited)
Customer deposits and receipts in excess of revenues	$27,332	$24,557
Accrued volume rebates	19,773	17,037
Accrued warranty obligations	17,171	12,530
Accrued compensation and payroll taxes	26,889	24,100
Accrued insurance	15,915	11,112
Other	12,656	10,776
Total other current liabilities	$119,736	$100,112

8.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)		(unaudited)
Balance at the beginning of the period	$21,898	$15,309	$15,430	$14,534
Warranty assumed in the Exchange	—	—	6,259	—
Warranty expense	9,448	5,343	16,667	11,616
Cash warranty payments	(8,475)	(5,584)	(15,485)	(11,082)
Balance at end of period	22,871	15,068	22,871	15,068
Less noncurrent portion in other long-term liabilities	5,700	2,600	5,700	2,600
Total current portion	$17,171	$12,468	$17,171	$12,468

9.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 29, 2018	March 31, 2018
	(unaudited)
Revolving credit facility	$46,900	$—
Obligations under industrial revenue bonds due 2029	12,430	12,430
Capital lease obligations and other debt	—	4
Term loans due March 2020	—	46,897
Total debt	59,330	59,331
Less current portion	—	404
Total long-term debt	$59,330	$58,927

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

The New Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the New Credit Agreement adjusts based on the first lien net leverage of the Company. From June 5, 2018 through December 31, 2018, the annual interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75% or an alternative base rate (“ABR”) described in the New Credit Agreement plus 0.75%, at the election of the Company. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay a commitment fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the New Credit Agreement. For the period between June 5, 2018 and September 29, 2018, the weighted average interest rate on borrowings under the New Credit Agreement was 4.0%. At September 29, 2018 the interest rate on borrowings under the New Credit Agreement was 3.9%.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

Prior to entering into the New Credit Agreement, the Company had outstanding Term Loans of $46.9 million under a prior credit agreement with lenders that primarily included the Company’s equity holders and certain other affiliates. The weighted average interest rate on the Term Loans, priced using LIBOR plus an applicable margin, was 7.4% for the period outstanding during the six months ended September 29, 2018 and was 6.6% during the six months ended September 30, 2017.

Also, prior to entering into the New Credit Agreement, the Company provided letters of credit issued by a commercial bank under a separate stand-alone facility collateralized with restricted cash of 101% of the issued letters of credit. At September 29, 2018, letters of credit issued under the stand-alone facility totaled $21.0 million. Subsequent to entering into the New Credit Agreement, the Company is no longer required to back those letters of credit with restricted cash, rather they are supported by a $45.0 million sub-facility under the New Credit Agreement.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The interest rate at September 29, 2018, including related costs and fees, was 3.9%. For the three and six months ended September 29, 2018, the weighted average interest rate, including related costs and fees, was 3.7% and 3.5%, respectively. For both the three and six months ended September 30, 2017, the weighted average interest rate, including related costs and fees, was 2.4%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The New Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the New Credit Agreement as of September 29, 2018.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At September 29, 2018 and March 31, 2018, the Company had outstanding borrowings on floor plan financing agreements of $29.9 million and $29.8 million, respectively. Total available borrowings under the agreements as of September 29, 2018 were $47.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.  For all periods presented the weighted average interest rate on floor plan payables was 6.0%.

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

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of March 31, 2018. As a result, financial information for reporting periods beginning after March 31, 2018, are presented in accordance with ASC 606 while prior reporting periods are not adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. There was not a material impact to revenues as a result of applying ASC 606 for the three and six months ended September 29, 2018 and the post-adoption effects to the Company’s business processes, systems or internal controls were not significant.

The Company’s revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of products. The Company enters into contracts with its customers to provide manufactured homes, modular homes, park models, commercial structures and transportation services. Generally, the Company’s contracts do not provide for a specified quantity of products and may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives signed sales quotes from its customers, which provide the terms for a specific home, including price. The Company also has agreements with certain customers that provide for certain variable considerations such as volume discounts that are deducted from the contract price and accrued at the time of sale. In certain situations, the Company may receive payment in advance of completion of its contractual obligations. In these situations, the arising contract liability is classified within customer deposits and receipts in excess of revenues. Following the receipt of the customer deposit, the Company typically completes its performance obligation within a twelve-month period.

For sales to independent retailers and builders/developers, revenue is recognized at the point in time when wholesale floor plan financing or retailer credit approval has been received, the home has shipped and title has been transferred, which occurs when the Company has satisfied its contractual obligations and the control of its products has been transferred. The Company does not have an enforceable right to payment prior to shipment. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products. The Company’s customers pay for products received in accordance with payment terms that are customary within the industry. As is customary in

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

the factory-built housing industry, a significant portion of the Company’s sales to independent retailers are financed under floor plan financing programs with certain third-party lenders. Floor plan financing arrangements are generally identified prior to shipment of products and payment for sales financed under floor plan programs is generally received 5 to 10 business days from the date of invoice.

For retail sales to consumers from Company-owned retail sales centers, for which substantially all sales are of Company manufactured products, revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has transferred and, depending on the nature of the transaction, either funds have been received from the finance company or directly from the home buyer.

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable and receipts in excess of billings are included in other current liabilities. At September 29, 2018 and March 31, 2018, uncollected billings related to long-term construction contracts totaled $3.4 million and $5.0 million, respectively. At September 29, 2018, there was no unbilled revenue for long-term contracts. At March 31, 2018, unbilled revenue for long-term construction contracts was $0.3 million.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction that are collected by the Company from a customer are excluded from net sales. The Company expenses sales commissions when incurred. Sales commissions are recorded in selling, general, and administrative expenses.

The following tables disaggregate the Company’s revenue by sales category for the three and six months ended September 29, 2018:

	Three Months Ended September 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
	(unaudited)
Manufacturing and retail	$302,017	$25,401	$—	$327,418
Commercial	4,598	—	—	4,598
Transportation	—	—	23,420	23,420
Total	$306,615	$25,401	$23,420	$355,436

	Six Months Ended September 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
	(unaudited)
Manufacturing and retail	$562,803	$52,755	$—	$615,558
Commercial	9,936	—	—	9,936
Transportation	—	—	52,203	52,203
Total	$572,739	$52,755	$52,203	$677,697

11.	Other Expense

During the three and six months ended September 29, 2018, the Company incurred expenses of $0.5 million and $6.9 million, respectively, related to legal, accounting and advisory services attributable to the Exchange. The Company also incurred expenses during the three and six months ended September 29, 2018 of $0.8 million for legal and advisory services related to two public offerings for the Company’s common stock. During the three and six months ended September 30, 2017, the Company incurred expenses of $0.8 million related to legal, accounting and advisory services attributable to the Exchange. The Company also incurred $0.1 million of expenses related to a prior acquisition and the disposition of the Company’s former business unit in the United Kingdom during the six months ended September 30, 2017.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

12.	Income Taxes

For the three months ended September 29, 2018 and September 30, 2017, the Company recorded $5.8 million and $4.2 million of income tax expense and had an effective tax rate of (8.2%) and 36.5%, respectively. For the six months ended September 29, 2018 and September 30, 2017, the Company recorded $9.3 million and $7.0 million of income tax expense and had an effective tax rate of (13.5%) and 35.7%, respectively. The change in the effective tax rate for the three and six months ended September 29, 2018, compared with the same periods of 2017, was primarily due to costs related to the Exchange for which no tax benefit can be recognized which included non-deductible equity-based compensation.

The Company’s effective tax rate for the three and six months ended September 29, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities. The Company’s effective tax rate for the three and six months ended September 30, 2017 differed from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions and non-taxable entities.

The Company has not completed its accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on all offshore earnings that were previously tax deferred and created new taxes on certain foreign sourced earnings. As discussed in SEC Staff Accounting Bulletin No. 118, the accounting for the Tax Act should be completed within one year from the Tax Act enactment. During the three and six months ended September 29, 2018, the Company made no material adjustments to the provisional amounts recorded at March 31, 2018. Adjustments to the provisional amounts recorded at March 31, 2018 will be reflected upon the completion of the accounting for the Tax Act.

During the six months ended September 29, 2018, the Company’s uncertain tax positions decreased by $0.4 million due to the expiration of certain statutes of limitations. There was no change in the Company’s uncertain tax positions during the three months ended September 29, 2018. The Company estimates that the expected change to the total amount of uncertain tax benefits in the next twelve months will be a decrease of $0.2 million due to the expiration of certain statutes of limitations. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein was not significant.

13.	Equity-Based Compensation

Champion Holdings granted awards to its officers, management employees and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, the unvested units of Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The time-vesting restricted shares generally vest 20% per year over a five-year period, upon a change of control, or upon the occurrence of a follow-on public offering as defined in the SRAs. A portion of the performance-vesting restricted shares vested upon a follow-on public offering as defined in the SRAs. The remaining performance-vesting restricted shares vested based on meeting specified per share volume weighted average price targets subsequent to a follow-on public offering of the Company or upon a change of control as defined in the SRAs. During the three months ended September 29, 2018, a significant portion of the outstanding restricted shares vested in conjunction with certain follow-on public offerings.

On September 26, 2018, the Company’s shareholders approved the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) which provides for grants of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. The full text of the Equity Plan was filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 26, 2018. Prior to the approval of the Equity Plan, the Company maintained the Skyline Corporation 2015 Stock Incentive Plan, which allowed for the grant of stock options and other equity awards.

Equity-based compensation expense of $85.8 million and $93.9 million was recognized during the three and six months ended September 29, 2018, respectively. Equity-based compensation expense of $0.2 million and $0.3 million was recognized during the three and six months ended September 30, 2017, respectively. Equity-based compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). As of September 29, 2018, the Company had 464,000 unvested time-vesting restricted shares issued to employees with a weighted average grant date fair value of $32.03 per share and an average remaining service period of 12 months. No other unvested shares were outstanding. Compensation expense for unvested shares is recognized over the vesting period.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

14.	Earnings Per Share

Basic net income (loss) per share (“EPS”) attributable to the Company was computed using the two-class method by dividing net income (loss) attributable to the Company, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted shares are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three and six months ended September 29, 2018 and September 30, 2017, diluted earnings per share was more dilutive under the two-class method. Securities that could potentially dilute basic EPS in the future that were antidilutive are described Note 13. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
(Dollars and shares in thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)		(unaudited)
Numerator:
Net (loss) income:	$(77,025)	$7,408	$(77,878)	$12,671
Less: Undistributed earnings allocated to participating securities	—	464	—	806
Net (loss) income attributable to the Company's common shareholders	$(77,025)	$6,944	$(77,878)	$11,865
Denominator:
Average common shares outstanding	54,105	44,525	50,747	44,457
Basic net (loss) income per share	$(1.42)	$0.16	$(1.53)	$0.27
Diluted net (loss) income per share	$(1.42)	$0.16	$(1.53)	$0.27

15.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC; MAK Management L.P.; and Sankaty Advisors, LLC (collectively, the “Managers”), affiliates of which collectively owned a majority of the units of Champion Holdings and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to Champion Holdings in exchange for an annual management fee totaling $1.5 million plus reimbursable expenses. Management fees during fiscal 2019, recognized prior to the Exchange, were $0.3 million. The Service Agreement was terminated in connection with the Exchange. Management fee expense was $0.4 million and $0.8 million for the three and six months ended September 30, 2017, respectively. Management fee expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)		(unaudited)
Net sales:
U.S. Factory-built Housing	$306,615	$205,963	$572,739	$399,139
Canadian Factory-built Housing	25,401	26,653	52,755	49,056
Corporate/Other	23,420	27,347	52,203	55,870
Consolidated net sales	$355,436	$259,963	$677,697	$504,065
Operating income:
U.S. Factory-built Housing EBITDA	$26,687	$14,817	$49,603	$25,804
Canadian Factory-built Housing EBITDA	3,035	3,781	6,555	6,639
Corporate/Other EBITDA	(94,744)	(2,904)	(108,197)	(5,548)
Depreciation	(2,845)	(2,018)	(5,275)	(3,860)
Amortization	(1,202)	(112)	(1,683)	(238)
Consolidated operating (loss) income	$(69,069)	$13,564	$(58,997)	$22,797
Depreciation:
U.S. Factory-built Housing	$2,415	$1,651	$4,460	$3,153
Canadian Factory-built Housing	227	235	458	444
Corporate/Other	203	132	357	263
Consolidated depreciation	$2,845	$2,018	$5,275	$3,860
Amortization of intangible assets:
U.S. Factory-built Housing	$1,142	$49	$1,562	$117
Canadian Factory-built Housing	60	63	121	121
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,202	$112	$1,683	$238
Capital expenditures:
U.S. Factory-built Housing	$2,176	$1,464	$3,456	$5,020
Canadian Factory-built Housing	204	57	414	400
Corporate/Other	285	375	814	433
Consolidated capital expenditures	$2,665	$1,896	$4,684	$5,853

(Dollars in thousands)			September 29, 2018	March 31, 2018
			(unaudited)
Total Assets:
U.S Factory-built Housing (1)			$471,833	$190,323
Canadian Factory-built Housing (1)			56,484	54,449
Corporate/Other (1)			137,095	150,626
Consolidated total assets			$665,412	$395,398

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

17.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

As is customary in the manufactured housing industry, a significant portion of the Company’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. The Company enters into two types of repurchase agreements, (i) those that allow repurchase up to 24 months after the sale of a home to the retailer, and (ii) those that allow for repurchase until the home is sold by the retailer. For those homes sold to retailers with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th. month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. During the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the lender. Before including the reduction from the resale value of the homes, the contingent repurchase obligation as of September 29, 2018 was estimated to be approximately $190.5 million. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased were immaterial during each of the three and six months ended September 29, 2018 and September 30, 2017. The total reserve for estimated losses under repurchase agreements was $0.8 million at September 29, 2018 and $0.7 million at March 31, 2018.

The Company guarantees a portion of its customers’ floor plan obligations beyond the customary repurchase arrangements discussed above. The Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At September 29, 2018, those guarantees totaled $0.8 million of which $0.8 million was outstanding.

At September 29, 2018, the Company was contingently obligated for approximately $21.0 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $7.9 million to support the casualty insurance program, $0.2 million to support repurchase obligations, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $29.3 million under surety bonds, generally to support performance on long-term construction contracts, license and service bonding requirements.

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

Item 2.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In response to the increasing demand for factory-built housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. In October 2017, the Company entered into a long-term lease for two factory-built housing plants in Leesville, Louisiana that provide an opportunity for further growth. In April 2017, the Company completed the purchase of a factory-built housing plant in Mansfield, Texas, from Skyline Corporation. In September 2016, the Company, through a series of transactions, completed the purchase of the assets of Innovative Building Systems, LLC and Subsidiaries (“IBS” or “IBS Acquisition”), which included five modular manufacturing facilities and two retail sales centers in the Northeast and Midwest U.S. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, one of the acquired modular facilities from IBS. The other former IBS facilities remain idle. In addition to these strategic acquisitions, during fiscal 2017, the Company leased and opened a manufacturing facility in Benton, Kentucky as well as reopened a previously idled facility in Topeka, Indiana. The Topeka facility began operations in February 2017. Production at the Benton facility began in August 2016.

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

Combination with Skyline

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018, and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the six months ended September 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through September 29, 2018. All fiscal periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

Industry and Company Outlook

For the six months ended September 29, 2018, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. During the six months ended September 1, 2018, industry shipments of HUD-code homes were 50,014 a 9.4% improvement over 45,718 units shipped in same period of the prior year. The Company’s HUD market share during that period was 14.8% versus 13.4% in the comparable period of the prior year. Sales of HUD-code homes have been increasing steadily since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is 224,000 units per year.

Industry shipments of modular homes in the U.S. during the Company’s fiscal 2018 totaled 14,287 units, reflecting a slight increase from shipments in the comparable period of 2017. Modular home sales across the industry have generally been stable since 2009. During the six months ended September 29, 2018, approximately 19% of the Company’s U.S. manufacturing sales were modular. The Company’s modular home presence has improved due to the IBS Acquisition.

Champion Holdings was headquartered in Troy, Michigan and was formed in 2010 as a Delaware limited liability company. Champion Holdings’ predecessor began operations in 1953. Subsequent to the Exchange, the Company is headquartered in Elkhart, Indiana.

Pro Forma Results of Operations

In addition to the analysis of historical results of operations, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes unaudited supplemental pro forma results of operations for the six months ended September 29, 2018 and the three and six months ended September 30, 2017. The unaudited pro forma statements of comprehensive income (loss) reflect pro forma adjustments to the results of the Company to give effect to the Exchange and the related financing transactions (the “Financing”) as if they had occurred on April 2, 2017, the beginning of the earliest period presented.

The unaudited pro forma condensed combined financial information of the Company combines the accounting periods of Champion Holdings and Skyline Corporation following the Exchange. Champion Holdings and Skyline Corporation had different fiscal year ends. Regulation S-X, Rule 11-02(c)(3) allows the combination of financial information for companies if their fiscal years end within 93 days of each other. Skyline Corporation’s historical results, included in the pro forma financial information below, include the three and six months ended September 29, 2018 and September 3, 2017, respectively, which are derived from Skyline Corporation’s unaudited consolidated income statements. Champion Holdings’ historical results are derived from Champion Holdings’ unaudited consolidated statements of comprehensive income (loss) for the three and six months ended September 29, 2018 and September 30, 2017, respectively.

The unaudited pro forma adjustments include:

•	Adjustments to depreciation expense for the stepped-up basis of property, plant and equipment;
•	Adjustments to the amortization of intangible assets recognized in connection with the Exchange;
•	Adjustments to interest expense for the elimination of historical interest expense and amortization of deferred financing fees on retired debt;
•	Recognition of interest expense and amortization of deferred financing fees on the new revolving credit agreement;
•	Adjustments to eliminate expenses incurred directly related to the Exchange;
•	Adjustments to eliminate one-time equity-based compensation incurred directly related to the Exchange;
•	Adjustments to eliminate the net currency translation gains and losses on certain intercompany debt;
•	Adjustments to eliminate the management fee, plus reimbursable expenses, paid by Champion Holdings to its primary investors under a management service agreement; and
•	Adjustments to reflect tax expense for the unaudited pro forma adjustments.

Results of Operations:

Three Months Ended September 29, 2018 vs. Three Months Ended September 30, 2017

	Historical		Pro Forma
	Three Months Ended		Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	September 30, 2017
	(unaudited)		(unaudited)
Statements of Comprehensive Income (Loss) Data:
Net sales	$355,436	$259,963	$318,425
Cost of sales	296,436	218,636	269,601
Gross profit	59,000	41,327	48,824
Selling, general and administrative expenses	128,069	27,763	35,277
Operating (loss) income	(69,069)	13,564	13,547
Interest expense, net	827	1,065	974
Other expense	1,307	842	38
(Loss) income before income taxes	(71,203)	11,657	12,535
Income tax expense	5,822	4,249	4,477
Net (loss) income	$(77,025)	$7,408	$8,058
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(77,025)	$7,408	$8,058
Income tax expense	5,822	4,249	4,477
Interest expense, net	827	1,065	974
Depreciation and amortization	4,047	2,130	3,877
Equity-based compensation	85,839	150	218
Foreign currency transaction gain	(34)	(754)	(139)
Transaction costs	492	804	—
Acquisition integration costs	2,313	—	38
Equity offering costs	816	—	—
Restructuring charges	703	—	—
Loss on sale of non-operating facilities	—	—	60
Other	(1)	37	(1)
Adjusted EBITDA	$23,799	$15,089	$17,562
As a percent of net sales:
Gross profit	16.6%	15.9%	15.3%
Selling, general and administrative expenses	36.0%	10.7%	11.1%
Operating (loss) income	(19.4%)	5.2%	4.3%
Net (loss) income	(21.7%)	2.8%	2.5%
Adjusted EBITDA	6.7%	5.8%	5.5%

Net Sales: The following table summarizes net sales for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Net sales	$355,436	$259,963	$95,473	36.7%
U.S. manufacturing and retail net sales	$306,615	$205,963	$100,652	48.9%
U.S. homes sold	5,038	3,911	1,127	28.8%
U.S. manufacturing and retail average home selling price	$60.9	$52.7	$8.2	15.6%
Canadian manufacturing net sales	$25,401	$26,653	$(1,252)	(4.7%)
Canadian homes sold	312	345	(33)	(9.6%)
Canadian manufacturing average home selling price	$81.4	$77.3	$4.1	5.3%
Corporate/Other net sales	$23,420	$27,347	$(3,927)	(14.4%)
U.S. manufacturing facilities in operation at end of period	31	23	8	34.8%
U.S. retail sales centers in operation at end of period	21	19	2	10.5%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net Sales:

Net sales for the three months ended September 29, 2018 were $355.4 million, an increase of $95.5 million, or 36.7% over the three months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for three months ended September 29, 2018 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $100.7 million, or 48.9%. The number of homes sold during the three months ended September 29, 2018 increased by 1,127 units, or 28.8%. The net sales increase was attributable to several factors including: (i) the inclusion of net sales of $68.1 million for the Skyline operations; (ii) a 15.6% increase in the average home selling price as a result of increased market demand, product mix and pricing actions to offset the impact of rising material and labor costs; (iii) additional retail sales centers in operation during the period; and (iv) increased output at the Company’s existing facilities as a result of plant operating improvements.

The Company’s U.S. HUD market share for the three months ended September 1, 2018 grew to 16.7% from 13.7% in the same period of the prior year due to the inclusion of Skyline operations for the period subsequent to the Exchange. U.S. HUD units shipped during the three months ended September 1, 2018, increased 7.8% from the same period in the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment sales decreased $1.3 million, or 4.7% for the three months ended September 29, 2018 compared to the same period in the prior year, primarily due to a decrease in units sold of 33 units offset in part by a 5.3% increase in average selling price, which were primarily the result of pricing actions taken by the Company to offset the impact of rising material and labor costs consistent with those experienced in the U.S. In addition, the Canadian to U.S. average exchange rate decreased 3.1% during the three months ended September 29, 2018 as compared to the same period of the prior year which had the effect of decreasing Canadian sales as denominated in U.S. dollars by $0.8 million.

Backlog:

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at September 29, 2018 totaled $252 million compared to $217 million at September 30, 2017. The increase is partially a result of including the former Skyline operations at September 29, 2018 as well as growth of our core product backlog.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended September 29, 2018, net sales decreased $3.9 million, or 14.4%. The decrease was primarily attributable to lower net sales in our transportation business in part a result of lower RV demand in the U.S.

Gross Profit: The following table summarizes gross profit for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Gross profit:
U.S Factory-built Housing	$50,706	$32,572	$18,134	55.7%
Canadian Factory-built Housing	4,588	5,051	(463)	(9.2%)
Corporate/Other	3,706	3,704	2	0.1%
Total gross profit	$59,000	$41,327	$17,673	42.8%
Gross profit as a percent of net sales	16.6%	15.9%

Gross Profit:

Gross profit as a percent of sales during the three months ended September 29, 2018 was 16.6% compared to 15.9% during the three months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $18.1 million, or 55.7% during the three months ended September 29, 2018 compared to the same period in the prior year and improved to 16.5% as a percent of segment net sales from 15.8%. Material prices and labor costs were higher during the three months ended September 29, 2018, however, the Company has been able to offset the margin effect of those increases with price adjustments, operational improvements and product rationalization. The Company continues to standardize product design and material purchases which allow for more efficient production for its supply chain and helps to mitigate material commodity inflation.

The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value. As a result of these efforts, the U.S. manufacturing plants have been able to increase output which allows for better leverage of fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased $0.5 million, or 9.2%, during the three months ended September 29, 2018 compared to the same period in the prior year and declined to 18.1% as a percent of segment net sales from 19.0%. The decline in gross profit margin as a percent of net sales is primarily due to higher average labor and benefits.

Corporate/Other:

The change in Corporate/Other gross profit during the three months ended September 29, 2018 compared to the same period in the prior year was negligible. Corporate/Other gross profit improved as a percent of segment net sales to 15.8% from 13.5%. Although our transportation business volume was lower, margins improved in part due to less brokering business to other providers at lower margins.

Selling, General and Administrative Expenses: The following table summarizes selling, general and administrative expenses for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Selling, general and administrative expenses:
U.S Factory-built Housing	$26,494	$19,456	$7,038	36.2%
Canadian Factory-built Housing	1,840	1,566	274	17.5%
Corporate/Other	99,735	6,741	92,994	N/M
Total selling, general and administrative expenses	$128,069	$27,763	$100,306	361.3%
Selling, general and administrative expense as a percent of net sales	36.0%	10.7%

“N/M” indicates that the calculated percentage is not meaningful.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $128.1 million for the three months ended September 29, 2018, an increase of $100.3 million compared to the three months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $7.0 million, or 36.2%, during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. The increase was primarily related to the inclusion of $4.1 million of expenses for the Skyline operations and $1.9 million of higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability. Although total selling, general and administrative expenses were higher, such expenses as a percent of segment net sales was 8.6% for the three months ended September 29, 2018 compared to 9.4% during the three months ended September 30, 2017.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment increased $0.3 million, or 17.5%, during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. The increase was primarily related to a $0.4 million benefit included in the same period of the prior year for foreign currency translation on intercompany notes that were retired at the end of fiscal 2018. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 7.2% for the three months ended September 29, 2018 compared to 5.9% for the three months ended September 30, 2017 due to decrease in sales volume.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $93.0 million during the three months ended September 29, 2018 as compared to the three months ended September 30, 2017. The increase is primarily due to $85.8 million of non-cash, equity-based compensation expense, $2.3 million of integration costs for the Skyline operations and $0.7 million for restructuring costs. The equity-based compensation expense resulted from the vesting of restricted shares issued to Champion employees and directors in connection with the Exchange and were triggered by the secondary offerings of the Company’s stock (“Offerings”).

Interest Expense, Net: The following table summarizes the components of interest expense, net for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Interest expense	$1,197	$1,273	$(76)	(6.0%)
Interest income	(370)	(208)	(162)	77.9%
Interest expense, net	$827	$1,065	$(238)	(22.3%)
Average outstanding floor plan payable	$28,745	$22,165
Average outstanding long-term debt	$59,422	$59,602

Interest Expense, Net:

Interest expense, net was $0.2 million lower for the three months ended September 29, 2018 compared to the same period of the prior year. The decrease was a result of a reduction interest expense and an increase in interest income. Interest expense decreased $0.1 million as a result of a decrease in the average interest rate on borrowings outstanding under the New Credit Agreement offset in part by an increase in the weighted average interest rate on our obligations under industrial revenue bonds and higher average borrowings on floor plan payables. Floor plan payables are used to finance retail inventory at company-owned retail sales centers and the increase in outstanding borrowings is consistent with the expanded retail footprint for the U.S. retail operations discussed above. Interest income was higher during the period as a result of higher average cash invested in short term facilities.

Other Expense: The following table summarizes other expense for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Other expense	$1,307	$842	$465	55.2%

Other Expense:

Other expense for the three months ended September 29, 2018 primarily consisted of $0.5 million of expenses for legal, accounting and advisory services attributable to the Exchange and $0.8 million of expenses for legal, accounting, and advisory services related to the Offerings.  During the three months ended September 30, 2017, the Company incurred $0.8 million of expenses related to the Exchange.

Income Tax Expense: The following table summarizes income tax expense for the three months ended September 29, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Income tax expense	$5,822	$4,249	$1,573	37.0%
Effective tax rate	(8.2%)	36.5%

Income Tax Expense:

Income tax expense for the three months ended September 29, 2018 was $5.8 million, representing an effective tax rate of (8.2%), compared to income tax expense of $4.2 million, representing an effective tax rate of 36.5%, for the three months ended September 30, 2017. The change in the effective tax rate was primarily due to costs related to the Exchange and equity-based compensation for which no tax benefit can be recognized. Absent these non-deductible discrete items incurred in the fiscal second quarter, the Company’s effective tax rate would have been 31.5%. The change in rate was also partially offset by a reduction in the federal tax rate from 35% to 21% due to the Tax Cuts and Jobs Act (“Tax Act”), which was enacted in December 2017.

The Company’s effective tax rate for the three months ended September 29, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities. The Company’s effective tax rate for the three months ended September 30, 2017 differed from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, state and local income taxes and results of operations in foreign jurisdictions and non-taxable entities.

Adjusted EBITDA: The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 29, 2018 and September 30, 2017:

	Historical				Pro Forma
	Three Months Ended				Three Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change	September 29, 2018(1)	September 30, 2017	Change	% Change
	(unaudited)				(unaudited)
Net (loss) income	$(77,025)	$7,408	$(84,433)	N/M	$(77,025)	$8,058	$(85,083)	N/M
Income tax expense	5,822	4,249	1,573	37.0%	5,822	4,477	1,345	30.0%
Interest expense, net	827	1,065	(238)	(22.3%)	827	974	(147)	(15.1%)
Depreciation and amortization	4,047	2,130	1,917	90.0%	4,047	3,877	170	4.4%
Equity-based compensation	85,839	150	85,689	N/M	85,839	218	85,621	N/M
Foreign currency gain	(34)	(754)	720	95.5%	(34)	(139)	105	75.5%
Transaction costs	492	804	(312)	(38.8%)	492	—	492	100.0%
Acquisition integration costs	2,313	—	2,313	100.0%	2,313	38	2,275	N/M
Equity offering costs	816	—	816	100.0%	816	—	816	100.0%
Restructuring charges	703	—	703	100.0%	703	—	703	100.0%
Loss on sale of non-operating facilities	—	—	—	—%	—	60	(60)	(100.0%)
Other	(1)	37	(38)	(102.7%)	(1)	(1)	—	—%
Adjusted EBITDA	$23,799	$15,089	$8,710	57.7%	$23,799	$17,562	$6,237	35.5%

“N/M” indicates that the calculated percentage is not meaningful.

(1) Adjusted EBITDA for the three months ended September 29, 2018 is on an as reported basis.

Adjusted EBITDA:

Adjusted EBITDA for the three months ended September 29, 2018 was $23.8 million, an increase of $8.7 million over the three months ended September 30, 2017. The increase is primarily a result of an increase in operating income of $8.0 million after adjusting for the effect of increased depreciation and amortization, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange and integration of Skyline. The increase in operating income is primarily due to the improvement in sales volumes and gross profit margins as a percent of net sales, partially offset by higher selling, general and administrative costs as a result of growth.

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

Six Months Ended September 29, 2018 vs. Six Months Ended September 30, 2017

	Historical		Pro Forma
	Six Months Ended		Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)		(unaudited)
Statements of Comprehensive Income (Loss) Data:
Net sales	$677,697	$504,065	$723,501	$621,990
Cost of sales	563,537	426,706	601,638	530,578
Gross profit	114,160	77,359	121,863	91,412
Selling, general and administrative expenses	173,157	54,562	169,959	67,750
Operating (loss) income	(58,997)	22,797	(48,096)	23,662
Interest expense, net	1,899	2,165	1,784	2,007
Other expense	7,720	923	1,307	83
(Loss) income before income taxes	(68,616)	19,709	(51,187)	21,572
Income tax expense	9,262	7,038	11,582	7,325
Net (loss) income	$(77,878)	$12,671	$(62,769)	$14,247
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(77,878)	$12,671	$(62,769)	$14,247
Income tax expense	9,262	7,038	11,582	7,325
Interest expense, net	1,899	2,165	1,784	2,007
Depreciation and amortization	6,958	4,098	8,123	7,592
Equity-based compensation	93,927	300	86,040	422
Foreign currency loss (gain)	33	(1,233)	33	(228)
Transaction costs	6,905	894	492	—
Acquisition integration costs	3,502	—	3,502	38
Equity offering costs	816	—	816	—
Elkhart and Mansfield plant closures	—	—	—	1,132
Restructuring charges	1,111	—	1,111	—
Loss on sale of non-operating facilities	—	—	—	(1,220)
Other	(1)	44	(1)	59
Adjusted EBITDA	$46,534	$25,977	$50,713	$31,374
As a percent of net sales:
Gross profit	16.8%	15.3%	16.8%	14.7%
Selling, general and administrative expenses	25.6%	10.8%	23.5%	10.9%
Operating (loss) income	(8.7%)	4.5%	(6.6%)	3.8%
Net (loss) income	(11.5%)	2.5%	(8.7%)	2.3%
Adjusted EBITDA	6.9%	5.2%	7.0%	5.0%

Net Sales: The following table summarizes net sales for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Net Sales	$677,697	$504,065	$173,632	34.4%
U.S. manufacturing and retail net sales	$572,739	$399,139	$173,600	43.5%
U.S. homes sold	9,587	7,659	1,928	25.2%
U.S. manufacturing and retail average home selling price	$59.7	$52.1	$7.6	14.6%
Canadian manufacturing net sales	$52,755	$49,056	$3,699	7.5%
Canadian homes sold	674	665	9	1.4%
Canadian manufacturing average home selling price	$78.3	$73.8	$4.5	6.1%
Corporate/Other net sales	$52,203	$55,870	$(3,667)	(6.6%)
U.S. manufacturing facilities in operation at end of period	31	23	8	34.8%
U.S. retail sales centers in operation at end of period	21	19	2	10.5%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Historical Net Sales:

Net sales for the six months ended September 29, 2018 were $677.7 million, an increase of $173.6 million, or 34.4% over the six months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for the six months ended September 29, 2018 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $173.6 million, or 43.5%. The number of homes sold during the six months ended September 29, 2018 increased by 1,928 units, or 25.2%. The net sales increase was attributable to several factors including: (i) the inclusion of net sales of $90.1 million for the Skyline operations for the period following the completion of the Exchange; (ii) a 14.6% increase in the average home selling price as a result of increased market demand, product mix and pricing actions to offset the impact of rising material and labor costs; (iii) additional retail sales centers in operation during the period; and (iv) increased output at the Company’s existing facilities as a result of plant operating improvements.

The Company’s U.S. HUD market share for the six months ended September 1, 2018 grew to 14.8% from 13.4% in the same period of the prior year due to the inclusion of the Skyline operations for the period subsequent to the Exchange. The U.S. HUD market grew during the six months ended September 1, 2018, as shipments of factory-built HUD homes were 9.4% higher than the same period of the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment sales increased $3.7 million, or 7.5% for the six months ended September 29, 2018 compared to the same period in the prior year, primarily due to an increase in the average home selling price of 6.1% in response to increased material and labor costs. The Canadian to U.S. average exchange rate increased slightly to $0.77 during the six months ended September 29, 2018 as compared to the same period of the prior year, but had little effect on the change in sales.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended September 29, 2018, net sales decreased $3.7 million, or 6.6%. The decrease in net sales for Corporate/Other was a result of the decrease in our transportation business as a result of lower RV demand in the U.S.

Pro Forma Net Sales:

Pro forma net sales for the first half of fiscal 2019 were $723.5 million compared to $622.0 million, an increase of 16.3%. The increase was attributable to a number of factors including: (i) increased manufacturing capacity; (ii) plant operating improvements which led to increased output; (iii) additional retail sales centers in operation during the period; and (iv) an increase in the average home selling price as a result of increased market demand and pricing actions to offset the impact of rising material and labor costs.

Gross Profit: The following table summarizes gross profit for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Gross profit:
U.S Factory-built Housing	$96,029	$60,351	$35,678	59.1%
Canadian Factory-built Housing	9,942	9,340	602	6.4%
Corporate/Other	8,189	7,668	521	6.8%
Total gross profit	$114,160	$77,359	$36,801	47.6%
Gross profit as a percent of net sales	16.8%	15.3%

Historical Gross Profit:

Gross profit as a percent of sales during the six months ended September 29, 2018 was 16.8% compared to 15.3% during the six months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $35.7 million, or 59.1% during the six months ended September 29, 2018 compared to the same period in the prior year and improved to 16.8% as a percent of segment net sales from 15.1%. Although material prices and labor costs have been increasing in recent periods, the Company has been able to offset the margin effect of those increases with price adjustments, operational improvements and product rationalization. The Company continues to standardize product design and material purchases which allow for more efficient production for its supply chain and help to mitigate material commodity inflation. The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value. As a result of these efforts, the U.S. manufacturing plants have been able to increase output which allows for better leverage of fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $0.6 million, or 6.4%, during the six months ended September 29, 2018 compared to the same period in the prior year and declined to 18.8% as a percent of segment net sales from 19.0%. The reduction in gross profit margin as a percent of net sales is primarily due to increasing direct and indirect labor costs.

Corporate/Other:

Corporate/Other gross profit increased $0.5 million or 6.8%, during the six months ended September 29, 2018 compared to the same period in the prior year and improved as a percent of segment net sales to 15.7% from 13.7%. Although our transportation business volume was lower, margins improved in part due to less brokering business to other providers at lower margins.

Pro Forma Gross Profit:

Pro forma gross profit increased $30.5 million during the six months ended September 29, 2018 compared to the same period of the prior year and improved as a percent of net sales to 16.8% from 14.7%. The increase in gross profit as a percent of net sales is consistent with the operational improvements and product rationalization actions taken by the Company. The continued standardization of product design and material purchases has allowed for more efficient production for the Company and its supply chain and helped to mitigate the effects of commodity and labor inflation occurring in the market place.

Selling, General and Administrative Expenses: The following table summarizes selling, general and administrative expenses for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Selling, general and administrative expenses:
U.S Factory-built Housing	$51,005	$37,817	$13,188	34.9%
Canadian Factory-built Housing	3,966	3,266	700	21.4%
Corporate/Other	118,186	13,479	104,707	N/M
Total selling, general and administrative expenses	$173,157	$54,562	$118,595	217.4%
Selling, general and administrative expense as a percent of net sales	25.6%	10.8%

“N/M” indicates that the calculated percentage is not meaningful.

Historical Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $173.2 million for the six months ended September 29, 2018, an increase of $118.6 million compared to the six months ended September 30, 2017. The following is a summary of the change by operating segment.

U.S Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $13.2 million, or 34.9%, during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017. The increase was due partly to the inclusion of $5.4 million of expenses for the Skyline operations. The increase, excluding the addition of the Skyline operations, was the result of: (i) $4.7 million of higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) an increase in salaries and benefits, generally a result of increased compensation and administrative headcount to facilitate expanding capacity; and (iii) other administrative expenses of Skyline for the period subsequent to the completion of the Exchange. Although total selling, general and administrative expenses were higher, such expenses as a percent of segment net sales, for the six months ended September 29, 2018, were 8.9% compared to 9.5% during the six months ended September 30, 2017.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment increased $0.7 million, or 21.4%, during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment were 7.5% for the six months ended September 29, 2018 compared to 6.7% for the six months ended September 30, 2017. The increase is a result of including a $0.6 million benefit in the prior year for foreign currency translation on intercompany notes that were retired at the end of fiscal 2018.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $104.7 million during the six months ended September 29, 2018 as compared to the six months ended September 30, 2017. The increase is primarily due to $93.9 million of non-cash, equity-based compensation expense; $3.5 million of integration costs; and $1.1 million of restructuring costs. Salaries, benefits and incentive compensation were $2.4 million higher during the six months ended September 29, 2018, as a result of the inclusion of Skyline administrative staff, additional staffing to support growth, and increased incentive compensation, which is generally based on a measure of profitability.

Pro Forma Selling, General and Administrative Expenses:

Pro forma selling, general and administrative expenses were $169.9 million for the six months ended September 29, 2018 compared to $67.8 million for the six months ended September 30, 2017. The increase was primarily the result of $86.0 million of non-cash, equity-based compensation expense and an increase in salaries and benefits, sales-based and incentive compensation and other administrative costs discussed above. The increase is also a result of the $3.5 million of integration and $1.1 million of restructuring costs incurred in connection with the integration of the Skyline operations, and a $1.2 million gain on the sale of facilities included in the six months ended September 30, 2017.

Interest Expense, Net: The following table summarizes the components of interest expense, net for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Interest expense	$2,699	$2,500	$199	8.0%
Interest income	(800)	(335)	(465)	138.8%
Interest expense, net	$1,899	$2,165	$(266)	(12.3%)
Average outstanding floor plan payable	$29,407	$20,839
Average outstanding long-term debt	$59,377	$59,656

Historical Interest Expense, Net:

Interest expense, net was $0.3 million lower for the six months ended September 29, 2018 compared to the same period of the prior year. Interest expense increased $0.2 million as a result of the increase in average outstanding borrowings on floor plan financing arrangements. Floor plan payables are used to finance retail inventory at company-owned retail sales centers and the increase in outstanding borrowings is consistent with the expanded retail footprint for the U.S. retail operations discussed above. Interest income increased $0.5 million as a result of an increase in interest generated from a higher average cash balances on hand and the increase in average cash invested in short-term facilities.

Pro Forma Interest Expense, Net:

Pro forma interest expense, net was $1.8 million for the six months ended September 29, 2018, a decrease of $0.2 million from the same period of the prior year. The overall decrease is primarily attributable to additional interest income earned from higher average cash balances.

Other Expense: The following table summarizes other expense for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Other expense	$7,720	$923	$6,797	N/M
“N/M” indicates that the calculated percentage is not meaningful.

Historical Other Expense:

Other expense for the six months ended September 29, 2018 primarily consists of $6.9 million of expenses for legal, accounting and advisory services related to the Exchange. The Company also incurred $0.8 million of expenses for legal, accounting and advisory services related to the Offerings. During the six months ended September 30, 2017, the Company incurred $0.8 million of expenses attributable to the Exchange and $0.1 million related to a prior acquisition and the disposition of a former business unit in the United Kingdom.

Pro Forma Other Expense:

Other expense for the six months ended September 29, 2018 consists of $0.5 million of legal, accounting and advisory services related to the Exchange and $0.8 million of legal, accounting and advisory services related to the Offerings. Other expense for the six months ended September 30, 2017 included $0.1 million of expenses related to the IBS Acquisition and the disposition of a former business unit in the United Kingdom.

Income Tax Expense: The following table summarizes income tax expense for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)
Income tax expense	$9,262	$7,038	$2,224	31.6%
Effective tax rate	(13.5%)	35.7%

Historical Income Tax Expense:

Income tax expense for the six months ended September 29, 2018 was $9.3 million, representing an effective tax rate of (13.5%), compared to income tax expense of $7.0 million, representing an effective tax rate of 35.7%, for the six months ended September 30, 2017. The change in the effective tax rate was primarily due to costs related to the Exchange and equity-based compensation for which no tax benefit can be recognized. Absent these non-deductible discrete items incurred, the Company’s effective tax rate would have been 31.5%. The effective tax rate was also impacted by a reduction in the federal tax rate from 35% to 21% due to the Tax Act, which was enacted in December 2017.

The Company’s effective tax rate for the six months ended September 29, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results of operations in foreign jurisdictions and non-taxable entities. The Company’s effective tax rate for the six months ended September 30, 2017 differed from the federal statutory rate of 35% primarily due to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions and non-taxable entities.

Pro Forma Income Tax Expense:

During the six months ended September 29, 2018, the Company had pro forma income tax expense of $11.6 million and an effective tax rate of (22.6%), compared to income tax expense of $7.3 million and an effective tax rate of 34.0% during the same period of the prior year. Prior to the completion of the Exchange, Skyline recognized no income tax expense or benefit as a result of historical operating loss carryforwards which had a full valuation allowance. A portion of the valuation allowance was reversed upon completion of the Exchange, however, that reversal did not have an impact on the pro forma results of operations. The pro forma income tax effects are a result of the income tax effects of the Company discussed above plus the tax impact of the pro forma adjustments. The increase in expense for the six months ended September 29, 2018 is primarily a result of the non-deductibility of certain expenses for tax purposes.

Adjusted EBITDA: The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 29, 2018 and September 30, 2017:

	Historical				Pro Forma
	Six Months Ended				Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017	Change	% Change	September 29, 2018	September 30, 2017	Change	% Change
	(unaudited)				(unaudited)
Net (loss) income	$(77,878)	$12,671	$(90,549)	N/M	$(62,769)	$14,247	$(77,016)	N/M
Income tax expense	9,262	7,038	2,224	31.6%	11,582	7,325	4,257	58.1%
Interest expense, net	1,899	2,165	(266)	(12.3%)	1,784	2,007	(223)	(11.1%)
Depreciation and amortization	6,958	4,098	2,860	69.8%	8,123	7,592	531	7.0%
Equity-based compensation	93,927	300	93,627	N/M	86,040	422	85,618	N/M
Foreign currency loss (gain)	33	(1,233)	1,266	102.7%	33	(228)	261	114.5%
Transaction costs	6,905	894	6,011	N/M	492	—	492	100.0%
Acquisition integration costs	3,502	—	3,502	100.0%	3,502	38	3,464	N/M
Equity offering costs	816	—	816	100.0%	816	—	816	100.0%
Elkhart and Mansfield plant closures	—	—	—	—%	—	1,132	(1,132)	(100.0%)
Restructuring charges	1,111	—	1,111	100.0%	1,111	—	1,111	100.0%
Loss on sale of non-operating facilities	—	—	—	—%	—	(1,220)	1,220	100.0%
Other	(1)	44	(45)	(102.3%)	(1)	59	(60)	(101.7%)
Adjusted EBITDA	$46,534	$25,977	$20,557	79.1%	$50,713	$31,374	$19,339	61.6%

“N/M” indicates that the calculated percentage is not meaningful.

Historical Adjusted EBITDA:

Adjusted EBITDA for the six months ended September 29, 2018 was $46.5 million, an increase of $20.6 million over the six months ended September 30, 2017. The increase is primarily a result of an increase in operating income of $19.0 million after adjusting for the effect of increased depreciation and amortization, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange and integration of Skyline. The increase in operating income is primarily due to the improvement in sales volumes and gross profit margins as a percent of net sales, partially offset by higher selling, general and administrative costs as a result of growth.

Pro Forma Adjusted EBITDA:

Pro forma Adjusted EBITDA for the six months ended September 29, 2018 was $50.7 million, an increase of $19.3 million over the six months ended September 30, 2017. The increase is primarily a result of an increase in operating income of $19.1 million after adjusting for the effect of increased depreciation and amortization, integration and restructuring costs incurred in connection with the integration of Skyline.

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

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended September 29, 2018 and September 30, 2017:

	Six Months Ended
(Dollars in thousands)	September 29, 2018	September 30, 2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$29,018	$3,701
Investing activities	5,181	(5,338)
Financing activities	(67,904)	5,555
Effect of exchange rate changes on cash, cash equivalents	(38)	1,693
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,743)	5,611
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692
Cash, cash equivalents and restricted cash at end of period	$102,873	$108,303

Our primary sources of liquidity are net cash provided by operating activities and available borrowings under our revolving credit facility. At September 29, 2018, we had $102.9 million of cash and cash equivalents and $32.1 million of unused borrowing capacity under the revolving credit facility, net of the required letter of credit sub-facility. The Company believes that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements needed to operate the business for the next year. In the event that those sources of cash are inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash and cash equivalents decreased by $33.7 million during the six months ended September 29, 2018. The decrease was primarily a result of distributions to Champion Holdings’ members prior to the completion of the Exchange partially offset by cash generated by operating activities and cash assumed in the business acquisition.

Although net income decreased $90.5 million during the six months ended September 29, 2018 compared to the same period of the prior year, cash generated from operating activities was $25.3 million higher. The increase was primarily the result of net cash flows generated by operations after adjusting for $96.5 million of higher non-cash effects of depreciation, amortization and equity-based compensation resulting from the Exchange and cash provided from changes in working capital items which was $16.9 million more than last year.

Cash provided by investing activities was $10.5 million higher during the six months ended September 29, 2018 as a result of cash received from the Exchange of $9.7 million and $1.2 million less capital expenditures for the purchase of property, plant and equipment than during the prior year. The Company purchased the Mansfield, Texas plant during the six months ended September 30, 2017 for $2.2 million.

Cash used for financing activities was $73.5 million higher during the six months ended September 29, 2018, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $2.0 million of payments made for deferred financing fees. The Company also borrowed $46.9 million under the New Credit Agreement during the six months ended September 29, 2018 and used the proceeds to repay the existing Term Loans.

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income or loss plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) foreign currency gains and losses, (f) equity-based compensation, (g) restructuring charges and impairment of assets, and (h) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

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

For a discussion of our significant accounting policies and critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2018, and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 14, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the six months ended September 29, 2018, with the exception of revenue recognition. See Note 10, “Revenue Recognition,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Report”).

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

Interest Rate Risk

The Company’s obligations under the New Credit Agreement, industrial revenue bonds and floor plan financing agreements are currently subject to variable rates of interest. A 100-basis point increase in the underlying interest rates would result in an additional annual interest expense of approximately $0.9 million, assuming average related debt of $89.2 million, which was the amount of outstanding borrowings under the facilities at September 29, 2018. The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had net sales of $68.5 million Canadian dollars for the six months ended September 29, 2018. Assuming future Canadian net sales are equal to those in the first six months of fiscal 2019, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change quarterly consolidated net sales by $0.7 million. Net income of the Canadian operations would also be affected by changes in exchange rates. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 29, 2018, due to the material weakness in internal controls over financial reporting described below, which has not been remediated.

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

On June 1, 2018, Champion Holdings completed a strategic business combination with Skyline to form Skyline Champion Corporation. The internal control over financial reporting of Champion Holdings (and its subsidiaries), including that portion of disclosure controls and procedures that relates to internal control over financial reporting, was excluded from the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the period end covered by this report. The total assets of Champion Holdings represented approximately 53.3% of Skyline Champion Corporation’s consolidated assets as of September 29, 2018.

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

The factory-built housing industry is also sensitive to changes in economic conditions and other factors, such as employment rates, job growth, population growth, consumer confidence, consumer income, availability of financing, interest rate levels and an oversupply of homes for sale. Changes in any of these conditions generally, or in the markets where the Company operates, could reduce demand and constrain pricing for new factory-built homes in these areas or result in customer cancellations of pending shipments. Reductions in the number of homes shipped by the Company or constraints on the prices it can charge, could result in a decrease in the Company’s net sales and earnings, which could adversely affect the Company’s financial condition.

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

As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with the floor plan financing programs, the Company generally has separate agreements with the financing companies that require the Company to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. The Company’s contingent repurchase obligation as of September 29, 2018, was estimated to be approximately $190.5 million, without reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

If the Company is unable to establish or maintain relationships with independent distributors who sell its homes, the Company’s sales could decline and its operating results and cash flows could suffer.

Although the Company maintains its own factory direct retail business in select markets, it conducts a majority of its business through independent distributors. For example, approximately 85% of the Company’s shipments of homes in fiscal 2018 were made to independent distributors throughout the United States and western Canada. The Company may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell its homes. Even if the Company does establish and maintain relationships with independent distributors, these customers are not obligated to sell the Company’s homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom the Company has relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to similar industry, economic, demographic and seasonal trends that the Company faces. If the Company does not establish and maintain relationships with solvent independent distributors in the markets it serves, sales in those markets could decline, and if the Company cannot effect offsetting expansion of its factory-direct retail business, the Company’s operating results and cash flows could suffer.

Prices of certain materials can fluctuate and availability of certain materials may be limited at times.

Prices of certain materials used in the construction of homes, such as lumber, insulation, steel, drywall, oil-based products and fuel, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation may be limited at times, resulting in higher prices or the need to find alternative suppliers. The Company may attempt to pass the higher material costs on to customers, but it is not certain that it will be able to achieve this without affecting demand. Limited availability of materials may also adversely affect the Company’s production capabilities and results of operations.

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

The homebuilding industry has from time to time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to the Company and its subcontractors in one or more of its markets, including high employment levels, construction market conditions, and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. The Company’s direct labor has historically experienced high turnover rates, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect upon the Company’s net sales and results of operations.

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

Factory-built housing operates in the highly competitive housing industry, and, if other home builders are more successful or offer better value to the Company’s customers, the Company’s business could decline.

The Company operates in a very competitive environment and faces competition from a number of other home builders in each market in which it operates. The Company competes with large national and regional home building companies and with smaller local home builders for financing, raw materials, and skilled management and labor resources. Some of the Company’s manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations that sell competitors’ products in most areas where the Company’s homes are sold and in most areas where it has retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, the Company believes that it is relatively easy for new competitors to enter its markets. In addition, the Company’s products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. The Company also competes with resale homes, also referred to as “previously owned” or “existing” homes, as well as rental housing.

An oversupply of homes available for sale or the heavy discounting of home prices by the Company’s competitors could adversely affect demand for the Company’s homes and the results of its operations. An increase in competitive conditions could have any of the following impacts on the Company: delivering fewer homes; sale of fewer homes or higher cancellations by the Company’s home buyers; an increase in selling incentives or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If the Company is unable to compete effectively in its markets, its business could decline disproportionately to that of its competitors. As a result, its sales could decline and its operating results and cash flows could suffer.

Changes in consumer preferences for the Company’s products or its failure to gauge those preferences could lead to reduced sales.

The Company cannot be certain that historical consumer preferences for factory-built homes in general, and for its products in particular, will remain unchanged. The Company’s ability to remain competitive depends heavily on its ability to provide a continuing and timely introduction of innovative product offerings. The Company believes that the introduction of new features, designs, and models will be critical to the future success of its operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs, or product features could have a material adverse effect on the Company’s business. Products may not be accepted for a number of reasons, including changes in consumer preferences or the Company’s failure to properly gauge consumer preferences. Further, the Company cannot be certain that new product introductions will not reduce net sales from existing models and adversely affect its results of operations. In addition, the Company’s net sales may be adversely affected if its new models and products are not introduced to the market on time or are not successful when introduced. Finally, the Company’s competitors’ new products may obtain better market acceptance.

When the Company introduces new products into the marketplace, it may incur expenses that it did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans, and features are critical to the Company’s future success, however, the Company may incur unexpected expenses when it makes such introductions. For example, it may experience unexpected engineering or design flaws that may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on the Company’s earnings. Estimated warranty costs are provided at the time of product sale to reflect the Company’s best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to the Company’s estimates could result in increased warranty reserves and expense which could have an adverse impact on the Company’s earnings.

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

The Company may not be able to attract or motivate qualified management and operations personnel in the future. If the Company is not able to attract and motivate necessary personnel to accomplish its business objectives, it will experience constraints that will significantly impede the achievement of its objectives. Transitions in the Company’s senior management team may result in operational disruptions, and its business may be harmed as a result. The Company may also have difficulty attracting experienced personnel and may be required to expend significant financial resources in its employee recruitment efforts.

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

Significant expenses of owning a factory-built home, including mortgage interest expenses and real estate taxes, generally were, under prior tax law, deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to certain limitations. The tax reform law (H.R. 1), commonly referred to as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law in December 2017. The Tax Act includes provisions that would impose limitations with respect to these income tax deductions. Increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on the Company’s business and financial results.

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

Affiliates of Bain Capital Credit, L.P., Centerbridge Partners, L.P. and MAK Capital (collectively, the “Principal Shareholders”) each beneficially owned more than 11.7% of the Company’s shares of common stock as of September 29, 2018 and six directors of the Company were designated by the Principal Shareholders pursuant to the investor rights agreement between the Company and the Principal Shareholders. Although we are no longer a “controlled company” under the New York Stock Exchange (“NYSE”) rules, the Principal Shareholders are still able to exert a significant degree of influence over the Company’s management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions.

The Principal Shareholders may have interests that are different from other shareholders and may vote in a way that is adverse to the interests of other shareholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of the Company’s common stock to decline or prevent our shareholders from realizing a premium over the market price for their shares.

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

Upon the completion of the secondary offering of our common stock on September 25, 2018, the Company is no longer a “controlled company” under NYSE rules. However, the Company will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders during a one-year transition period.

Following the completion of the secondary offering of our common stock on September 25, 2018, the Principal Shareholders ceased to control a majority of the voting power of our common stock.  As a result, the Company is no longer a “controlled company” within the meaning of the NYSE corporate governance standards.

Consequently, the NYSE rules will require that the Company (i) have a majority of independent directors on its board of directors within one year after the date the Company no longer qualified as a “controlled company”; (ii) (A) have at least a majority of independent directors on each of the compensation and nominating and governance committees within 90 days after the date the Company no longer qualified as a “controlled company” and (B) have compensation and nominating and governance committees composed entirely of independent directors within one year of such date; and (iii) perform an annual performance evaluation of the compensation and nominating and governance committees.

During this transition period, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by NYSE rules. Accordingly, during the transition period, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements, which could make our common stock less attractive to some investors or otherwise harm our stock price.

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

Our success depends upon the skills, experience, and active participation of our senior management and key employees, including at our Titan Factory Direct and Star Fleet Trucking operations, many of whom have been with the Company for a significant number of years. If we were to lose members of our senior management or key employees, we might not be able to find appropriate replacements on a timely basis, and our operations could be negatively affected. Also, the loss of a significant number of operating employees in key roles or geographies for whom we are unable to hire qualified replacements could have a material adverse effect on our business.

The Company incurs substantial costs as a result of operating as a public company, and the Company’s management is required to devote substantial time to compliance initiatives.

As a public company, the Company currently incurs substantial legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The Company’s management devotes both time and financial resources to these compliance initiatives.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud. Skyline identified a material weakness in its internal control over financial reporting as of May 31, 2017 as it relates to the accuracy and valuation of its inventory. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has initiated remediation measures and these activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Skyline Champion Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 27, 2018).*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101

The following financial information from Skyline Champion Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 29, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 29, 2018, and September 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the six months ended September 29, 2018, and (v) the Notes to the Condensed Consolidated Financial Statements. †

†	Filed herewith.
*	This exhibit is a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Keith Anderson	Chief Executive Officer	November 8, 2018
Keith Anderson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	November 8, 2018
Laurie Hough	(Principal Financial Officer)