Form 10-Q
period 2018-12-29
Skyline Champion Corp
filed 2019-02-06
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

or

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

As of February 1, 2019, 56,713,294 shares of Skyline Champion Corporation’s Common Stock, $0.0277 par value, were outstanding.

SKYLINE CHAMPION CORPORATION

FORM 10-Q

December 29, 2018

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 29, 2018 (unaudited) and March 31, 2018	1
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended December 29, 2018 and December 30, 2017	2
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 29, 2018 and December 30, 2017	3
Condensed Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended December 29, 2018	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	43

SIGNATURES	44

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

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the nine months ended December 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through December 29, 2018. All periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

All Company earnings per share and common share outstanding amounts in this Quarterly Report on Form 10-Q have been calculated as if the Shares Issuance took place on April 2, 2017, at the exchange ratio, as defined in the Exchange Agreement.

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 29, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,985	$113,731
Trade accounts receivable, net	46,479	41,984
Inventories	111,351	98,022
Other current assets	11,909	9,367
Total current assets	298,724	263,104
Long-term assets:
Property, plant and equipment, net	111,360	67,960
Restricted cash	—	22,885
Goodwill	172,057	3,179
Amortizable intangible assets, net	48,914	1,542
Deferred tax assets	34,527	30,290
Other noncurrent assets	12,682	6,438
Total assets	$678,264	$395,398
LIABILITIES AND EQUITY
Current liabilities:
Floor plan payable	$38,958	$29,825
Short-term portion of debt	—	404
Accounts payable	34,742	36,773
Other current liabilities	122,829	100,112
Total current liabilities	196,529	167,114
Long-term liabilities:
Long-term debt	59,330	58,927
Deferred tax liabilities	3,459	3,294
Other long-term liabilities	20,401	12,766
Total long-term liabilities	83,190	74,987
Contingent Liabilities (Note 17)
Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,713 shares issued as of December 29, 2018 (including 464 shares subject to restriction)	1,571	—
Additional paid-in capital	475,838	—
Members’ contributed capital	—	140,076
(Accumulated deficit) retained earnings	(67,365)	22,514
Accumulated other comprehensive loss	(11,499)	(9,293)
Total equity	398,545	153,297
Total liabilities and equity	$678,264	$395,398

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(unaudited)		(unaudited)
Net sales	$354,671	$294,378	$1,032,368	$798,443
Cost of sales	289,935	238,118	853,472	664,824
Gross profit	64,736	56,260	178,896	133,619
Selling, general, and administrative expenses	48,848	32,877	222,005	87,439
Operating income (loss)	15,888	23,383	(43,109)	46,180
Interest expense, net	813	999	2,712	3,164
Other expense	125	1,940	7,845	2,863
Income (loss) before income taxes	14,950	20,444	(53,666)	40,153
Income tax expense	4,437	15,051	13,699	22,089
Net income (loss)	$10,513	$5,393	$(67,365)	$18,064
Comprehensive income (loss):
Net income (loss)	$10,513	$5,393	$(67,365)	$18,064
Foreign currency translation (loss) gain	(2,099)	(250)	(2,206)	1,949
Comprehensive income (loss)	$8,414	$5,143	$(69,571)	$20,013
Net income (loss) per share:
Basic	$0.19	$0.11	$(1.28)	$0.38
Diluted	$0.19	$0.11	$(1.28)	$0.38

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended
	December 29, 2018	December 30, 2017
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(67,365)	$18,064
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation	8,219	5,761
Amortization of intangible assets	3,316	365
Equity-based compensation	97,589	450
Deferred income taxes	3,223	11,335
Amortization of deferred financing fees	409	45
Loss (gain) on disposal of property, plant and equipment	1	(1)
Foreign currency transaction loss (gain)	188	(1,140)
(Increase) decrease in assets net of business acquired
Accounts receivable	8,414	(29,867)
Inventories	4,991	(10,113)
Prepaid expenses	(613)	(2,102)
Other assets	327	1,951
Increase (decrease) in liabilities net of business acquired
Accounts payable	(11,756)	(2,871)
Accrued expenses	4,618	2,754
Other liabilities	357	4,698
Net cash provided by (used in) operating activities	51,918	(671)
Cash flows from investing activities
Additions to property, plant, and equipment	(7,627)	(7,867)
Cash assumed in business acquisition	9,722	—
Proceeds from disposal of property, plant and equipment	17	424
Decrease (increase) in note receivable	284	(167)
Net cash provided by (used in) investing activities	2,396	(7,610)
Cash flows from financing activities
Borrowings on revolving credit facility	46,900	—
Payments on term loans and capital leases	(46,900)	(317)
Changes in floor plan financing, net	9,133	6,190
Payments for deferred financing fees	(2,169)	(93)
Members’ capital distributions	(65,277)	—
Stock option exercises	1,615	—
Tax payments for equity-based compensation	(4,117)	—
Net cash (used in) provided by financing activities	(60,815)	5,780
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,130)	1,557
Net decrease in cash, cash equivalents and restricted cash during the period	(7,631)	(944)
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692
Cash, cash equivalents and restricted cash at end of period	$128,985	$101,748

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Members’ Contributed	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Capital	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at April 1, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Members’ capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,923	—	—	285,165
Equity-based compensation	—	—	—	97,589	—	—	97,589
Common stock issued under equity-based compensation plans, net of shares withheld for employee taxes	—	570	16	(2,674)	—	—	(2,658)
Foreign currency translation adjustments	—	—	—	—	—	(2,206)	(2,206)
Net loss	—	—	—	—	(67,365)	—	(67,365)
Balance at December 29, 2018	$—	56,713	$1,571	$475,838	$(67,365)	$(11,499)	$398,545

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

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included as an exhibit to the Company’s Current Report on Form 8-K/A, which was filed with the SEC on June 14, 2018.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2019”, will end on March 30, 2019. References to “fiscal 2018” refer to the Company’s fiscal year ended March 31, 2018. The three and nine months ended December 29, 2018 and December 30, 2017 each included 13 and 39 weeks, respectively.

The Company is a leading producer of factory-built housing in the United States (“U.S.”) and Canada and serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the second largest factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Redman Homes, Dutch Housing, Excel Homes, Silvercrest, Titan Homes, Moduline, and SRI Homes. As of December 29, 2018, the Company operates 31 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business primarily engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

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

There were no other accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

2.	Business Combination

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the nine months ended December 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through December 29, 2018. All periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

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

The preliminary estimated purchase price was allocated as follows:

(Dollars in thousands)	Previously Reported	Changes to Allocation	Preliminary Allocation at December 29, 2018
Cash	$9,722	$—	$9,722
Trade accounts receivable	13,876	—	13,876
Inventory	19,028	—	19,028
Property, plant and equipment	44,642	—	44,642
Deferred tax assets, net	9,733	(1,779)	7,954
Other assets	6,349	—	6,349
Accounts payable and accrued liabilities	(35,763)	(214)	(35,977)
Intangibles	43,300	7,393	50,693
Goodwill	174,278	(5,400)	168,878
Total preliminary estimated purchase price allocation	$285,165	$—	$285,165

Preliminary estimated goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of provisional amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of property, plant and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. As a result of the June 2018 acquisition of Skyline Corporation, level 3 fair value estimates of $44.6 million related to property, plant and equipment and $50.7 million related to intangible assets were recorded in the accompanying condensed consolidated balance sheets as of December 29, 2018. For further information on acquired assets measured at fair value, see Note 6, Goodwill and Intangible Assets.

The Company allocated a portion of the preliminary estimated purchase price to certain realizable deferred tax assets totaling $28.4 million. Deferred tax assets are primarily federal and state net operating loss carryforwards and credits offset by a valuation allowance for certain state net operating loss carryforwards that are not expected to be realized. The deferred tax assets are offset by deferred tax liabilities of $20.4 million resulting from the purchase price allocation step-up in fair value that exceed the historical tax basis.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

Included in the Company’s results of operations for the three and nine months ended December 29, 2018, are results from the business acquired as follows:

(Dollars in thousands)	Three Months Ended December 29, 2018	Nine Months Ended December 29, 2018
Net sales	$63,193	$153,337

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Three Months Ended December 30, 2017		Nine Months Ended December 29, 2018		Nine Months Ended December 30, 2017
(Dollars in thousands)	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma
Net sales	$294,378	$350,913	$1,032,368	$1,078,172	$798,443	$972,903
Net income (loss)	5,393	8,421	(67,365)	(52,256)	18,064	22,281

The pro forma results are based on adding the historical results of operations of Champion Holdings and the Company and adjusting primarily for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant and equipment; removing transaction costs directly associated with the Exchange; removing equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations. The Exchange was completed during the first quarter of fiscal 2019, and therefore, there was no difference between the results of operations on an as reported and pro forma basis for the three months ended December 29, 2018.

The Exchange Agreement provided that Champion Holdings was permitted to pay a capital distribution prior to completion of the Exchange to the extent it had cash in excess of debt and other debt-like items and unpaid Exchange fees and expenses. Prior to the completion of the Exchange, Champion Holdings made a capital distribution to its members equal to an aggregate of $65.3 million (of which $22.5 million was reflected as a reduction to retained earnings and $42.8 million was reflected as a reduction to members’ contributed capital).

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

A reconciliation of cash, cash equivalents and restricted cash was as follows:

(Dollars in thousands)	December 29, 2018	March 31, 2018
	(unaudited)
Balance sheet - cash and cash equivalents	$128,985	$113,731
Balance sheet - restricted cash	—	22,885
Statement of cash flows - cash, cash equivalents and restricted cash	$128,985	$136,616

(Dollars in thousands)	December 30, 2017	April 1, 2017
	(unaudited)
Balance sheet - cash and cash equivalents	$78,906	$81,012
Balance sheet - restricted cash	22,842	21,680
Statement of cash flows - cash, cash equivalents and restricted cash	$101,748	$102,692

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

4.	Inventories

The components of net inventory, including inventory for the Company’s manufacturing and retail operations, were as follows:

(Dollars in thousands)	December 29, 2018	March 31, 2018
	(unaudited)
Raw materials	$45,133	$37,852
Work in process	13,299	10,004
Finished goods and other	52,919	50,166
Total inventories	$111,351	$98,022

At both December 29, 2018 and March 31, 2018, reserves for obsolete inventory were $3.5 million.

5.	Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, including amortization of assets under capital lease, for the three and nine months ended December 29, 2018 was $2.9 million and $8.2 million, respectively, and for the three and nine months ended December 30, 2017 was $1.9 million and $5.8 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 29, 2018	March 31, 2018
	(unaudited)
Land and improvements	$34,797	$22,071
Buildings and improvements	85,863	58,179
Machinery and equipment	40,459	31,924
Construction in progress	3,122	919
Property, plant and equipment, at cost	164,241	113,093
Less accumulated depreciation	52,881	45,133
Property, plant, and equipment, net	$111,360	$67,960

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 29, 2018 and March 31, 2018, the Company had goodwill of $172.1 million and $3.2 million, respectively. The increase during the nine months ended December 29, 2018 was a result of goodwill recognized in the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 29, 2018			March 31, 2018
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
	(unaudited)
Gross carrying amount	$47,151	$13,131	$60,282	$5,739	$4,268	$10,007
Accumulated amortization	(7,768)	(3,600)	(11,368)	$(5,610)	$(2,855)	(8,465)
Amortizable intangibles, net	$39,383	$9,531	$48,914	$129	$1,413	$1,542
Weighted average amortization period, in years	9.4	8.9	9.3	4.3	5.5	5.4

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

During the nine months ended December 29, 2018, the Company recognized finite-lived intangibles for customer relationships of $41.7 million and trade names of $9.0 million as a result of the allocation of the preliminary estimated purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The final determination of the customer relationship intangible asset will depend on changes to the assumptions used for projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The final determination of the trade names intangible asset will depend on changes to assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. Amortization of intangible assets for the three and nine months ended December 29, 2018 was $1.6 million and $3.3 million, respectively, and for the three and nine months ended December 30, 2017 was $0.2 million and $0.4 million, respectively.

7.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 29, 2018	March 31, 2018
	(unaudited)
Customer deposits and receipts in excess of revenues	$27,540	$24,557
Accrued volume rebates	22,259	17,037
Accrued warranty obligations	17,366	12,530
Accrued compensation and payroll taxes	25,051	24,100
Accrued insurance	16,934	11,112
Other	13,679	10,776
Total other current liabilities	$122,829	$100,112

8.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(unaudited)		(unaudited)
Balance at the beginning of the period	$22,871	$15,068	$15,430	$14,534
Warranty assumed in the Exchange	—	—	6,259	—
Warranty expense	9,167	5,825	25,834	17,441
Cash warranty payments	(8,972)	(5,884)	(24,457)	(16,966)
Balance at end of period	23,066	15,009	23,066	15,009
Less noncurrent portion in other long-term liabilities	5,700	2,600	5,700	2,600
Total current portion	$17,366	$12,409	$17,366	$12,409

9.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 29, 2018	March 31, 2018
	(unaudited)
Revolving credit facility	$46,900	$—
Obligations under industrial revenue bonds due 2029	12,430	12,430
Capital lease obligations and other debt	—	4
Term Loans due March 2020	—	46,897
Total debt	59,330	59,331
Less current portion	—	404
Total long-term debt	$59,330	$58,927

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

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

The New Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the New Credit Agreement adjusts based on the first lien net leverage of the Company. From June 5, 2018 through December 31, 2018, the annual interest rate is the London Interbank Offered Rate (“LIBOR”) plus 1.75% or an alternative base rate (“ABR”) described in the New Credit Agreement plus 0.75%, at the election of the Company. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the New Credit Agreement. At December 29, 2018 the interest rate on borrowings under the New Credit Agreement was 4.13%.

Prior to entering into the New Credit Agreement, the Company had outstanding Term Loans of $46.9 million under a prior credit agreement with lenders that primarily included the Company’s equity holders and certain other affiliates. The interest rate on the Term Loans, priced using LIBOR plus an applicable margin, was 6.5% at March 31, 2018.

Also, prior to entering into the New Credit Agreement, the Company provided letters of credit issued by a commercial bank under a separate stand-alone facility collateralized with restricted cash of 101% of the issued letters of credit. At December 29, 2018, letters of credit issued under the New Credit Agreement totaled $21.0 million. Subsequent to entering into the New Credit Agreement, the Company is no longer required to back letters of credit with restricted cash.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 29, 2018, including related costs and fees, was 4.1%. At March 31, 2018, the weighted-average interest rate, including related costs and fees, was 3.2%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The New Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the New Credit Agreement as of December 29, 2018.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At December 29, 2018 and March 31, 2018, the Company had outstanding borrowings on floor plan financing agreements of $39.0 million and $29.8 million, respectively. Total available borrowings under the agreements as of December 29, 2018 and March 31, 2018 were $47.0 million and $43.0 million, respectively. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

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

On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of March 31, 2018. As a result, financial information for reporting periods beginning after March 31, 2018, are presented in accordance with ASC 606 while prior reporting periods are not adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. There was not a material impact to revenues as a result of applying ASC 606 for the three and nine months ended December 29, 2018 and the post-adoption effects to the Company’s business processes, systems or internal controls were not significant.

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

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

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At December 29, 2018 and March 31, 2018, uncollected billings related to long-term construction contracts totaled $1.3 million and $5.0 million, respectively. At December 29, 2018, there was no unbilled revenue for long-term contracts. At March 31, 2018, unbilled revenue for long-term construction contracts was $0.3 million.

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

The following tables disaggregate the Company’s revenue by sales category for the three and nine months ended December 29, 2018:

	Three Months Ended December 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
	(unaudited)
Manufacturing and retail	$308,013	$27,130	$—	$335,143
Commercial	1,505	—	—	1,505
Transportation	—	—	18,023	18,023
Total	$309,518	$27,130	$18,023	$354,671

	Nine Months Ended December 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
	(unaudited)
Manufacturing and retail	$870,816	$79,885	$—	$950,701
Commercial	11,441	—	—	11,441
Transportation	—	—	70,226	70,226
Total	$882,257	$79,885	$70,226	$1,032,368

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

11.	Other Expense

Other expense for the three months ended December 29, 2018 consisted of $0.1 million for the deductible on an insured loss at one of the Company’s retail sales centers. Other expense for the nine months ended December 29, 2018 was primarily related to legal, accounting and advisory services attributable to the Exchange of $6.9 million as well as $0.8 million for legal and advisory services related to three public offerings for the Company’s common stock. During the three and nine months ended December 30, 2017, the Company incurred expenses of $2.0 million and $2.8 million, respectively, related to legal, accounting and advisory services attributable to the Exchange. The Company also incurred $0.1 million of expenses related to a prior acquisition and the disposition of the Company’s former business unit in the United Kingdom during the nine months ended December 30, 2017.

12.	Income Taxes

For the three months ended December 29, 2018 and December 30, 2017, the Company recorded $4.4 million and $15.1 million of income tax expense and had an effective tax rate of 29.7% and 73.6%, respectively. For the nine months ended December 29, 2018 and December 30, 2017 the Company recorded $13.7 million and $22.1 million of income tax expense and had an effective tax rate of (25.5%) and 55.0%, respectively. The change in the effective tax rate for the three and nine months ended December 29, 2018, compared with the same periods of 2017, was primarily due to costs related to the Exchange for which no tax benefit can be recognized including non-deductible equity-based compensation and the remeasurement of U.S. deferred tax assets and liabilities at the new corporate income tax rate of 21%, from 35%, under the 2017 Tax Cuts and Jobs Act signed into law on December 22, 2017 (the “Tax Act”).

The Company’s effective tax rate for the three and nine months ended December 29, 2018 differs from the federal statutory income tax rate of 21%, due primarily to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results of operations in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended December 30, 2017, was impacted by the IRS rules relating to transitional income tax rates for companies with a fiscal year end resulting in a blended federal statutory rate of 31.5% for fiscal 2018 as well as the remeasurement of U.S. deferred tax assets and liabilities at the new corporate income tax rate of 21%, from 35% under the Tax Act. In addition, the Company’s effective tax rate was impacted by the effect of non-deductible expenses, state and local income taxes, results in foreign jurisdictions and non-taxable entities.

The Company continued its analysis of the Tax Act during the third quarter of fiscal 2019 which resulted in no change to the provisional amounts recorded in fiscal 2018 related to the remeasurement of deferred tax assets and liabilities. As of December 29, 2018, the Company completed its analysis of the impact of the Tax Act and the amounts are no longer considered provisional.

During the three and nine months ended December 29, 2018, the Company’s uncertain tax positions decreased by $0.3 million and $0.7 million, respectively, due to the expiration of certain statutes of limitations. The Company estimates that the expected change to the total amount of uncertain tax benefits in the next twelve months will be an increase of $0.1 million due to additional accrual of interest and penalties. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest expense for the periods presented herein was not significant.

13.	Equity-Based Compensation

Champion Holdings granted awards to its officers, management employees and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units of Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The time-vesting restricted shares generally vest 20% per year over a five-year period, upon a change of control, or upon the occurrence of a follow-on public offering as defined in the SRAs. A portion of the performance-vesting restricted shares vested upon a follow-on public offering as defined in the SRAs. The remaining performance-vesting restricted shares vested based on meeting specified per share volume weighted average price targets subsequent to a follow-on public offering of the Company or upon a change of control as defined in the SRAs. During the three months ended September 29, 2018, a significant portion of the outstanding restricted shares vested in conjunction with certain follow-on public offerings.

On September 26, 2018, the Company’s shareholders approved the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) which provides for grants of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. The full text of the Equity Plan was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018. Prior to the approval of the Equity Plan, the Company maintained the Skyline Corporation 2015 Stock Incentive Plan, which allowed for the grant of stock options and other equity awards.

Equity-based compensation expense of $3.7 million and $97.6 million was recognized during the three and nine months ended December 29, 2018, respectively. Equity-based compensation expense of $0.2 million and $0.5 million was recognized during the three and nine

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

months ended December 30, 2017. Equity-based compensation expense was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). As of December 29, 2018, the Company had 464,000 unvested time-vesting restricted shares issued to employees with a weighted average grant date fair value of $32.03 per share and an average remaining service period of nine months. No other unvested shares were outstanding. Compensation expense for unvested shares is recognized over the vesting period.

14.	Earnings Per Share

Basic net income (loss) per share (“EPS”) attributable to the Company was computed using the two-class method by dividing net income (loss) attributable to the Company, after deducting undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted shares are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three and nine months ended December 29, 2018 and December 30, 2017, diluted earnings per share was more dilutive under the two-class method. Securities that could potentially dilute basic EPS in the future that were antidilutive are described Note 13. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
(Dollars and shares in thousands, except per share data)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(unaudited)		(unaudited)
Numerator:
Net income (loss)	$10,513	$5,393	$(67,365)	$18,064
Less: Undistributed earnings allocated to participating securities	86	337	—	1,142
Net income (loss) attributable to the Company's common shareholders	$10,427	$5,056	$(67,365)	$16,922
Denominator:
Average common shares outstanding	56,249	44,525	52,595	44,480
Basic net income (loss) per share	$0.19	$0.11	$(1.28)	$0.38
Diluted net income (loss) per share	$0.19	$0.11	$(1.28)	$0.38

15.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC; MAK Management L.P.; and Sankaty Advisors, LLC (collectively, the “Managers”), affiliates of which collectively owned a majority of the units of Champion Holdings and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to Champion Holdings in exchange for an annual management fee totaling $1.5 million plus reimbursable expenses. Management fee expense during fiscal 2019, recognized prior to the Exchange, was $0.3 million. The Service Agreement was terminated in connection with the Exchange. Management fee expense was $0.4 million and $1.1 million for the three and nine months ended December 30, 2017, respectively. Management fee expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(unaudited)		(unaudited)
Net sales:
U.S. Factory-built Housing	$309,518	$242,739	$882,257	$641,878
Canadian Factory-built Housing	27,130	24,950	79,885	74,006
Corporate/Other	18,023	26,689	70,226	82,559
Consolidated net sales	$354,671	$294,378	$1,032,368	$798,443
Operating income:
U.S. Factory-built Housing EBITDA	$30,637	$27,184	$80,240	$52,988
Canadian Factory-built Housing EBITDA	2,568	1,836	9,123	8,475
Corporate/Other EBITDA	(12,740)	(3,609)	(120,937)	(9,157)
Depreciation	(2,944)	(1,901)	(8,219)	(5,761)
Amortization	(1,633)	(127)	(3,316)	(365)
Consolidated operating income (loss)	$15,888	$23,383	$(43,109)	$46,180
Depreciation:
U.S. Factory-built Housing	$2,486	$1,553	$6,946	$4,706
Canadian Factory-built Housing	237	231	695	675
Corporate/Other	221	117	578	380
Consolidated depreciation	$2,944	$1,901	$8,219	$5,761
Amortization of intangible assets:
U.S. Factory-built Housing	$1,572	$65	$3,134	$182
Canadian Factory-built Housing	61	62	182	183
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,633	$127	$3,316	$365
Capital expenditures:
U.S. Factory-built Housing	$1,463	$1,485	$4,919	$6,505
Canadian Factory-built Housing	158	354	572	754
Corporate/Other	1,322	175	2,136	608
Consolidated capital expenditures	$2,943	$2,014	$7,627	$7,867

(Dollars in thousands)			December 29, 2018	March 31, 2018
			(unaudited)
Total Assets:
U.S Factory-built Housing (1)			$465,095	$190,323
Canadian Factory-built Housing (1)			55,224	54,449
Corporate/Other (1)			157,945	150,626
Consolidated total assets			$678,264	$395,398

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements – Continued

17.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

As is customary in the manufactured housing industry, a significant portion of the Company’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. The Company enters into two types of repurchase agreements, (i) those that allow repurchase up to 24 months after the sale of a home to the retailer, and (ii) those that allow for repurchase until the home is sold by the retailer. For those homes sold to retailers with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th. month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. During the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the lender. Before including the reduction from the resale value of the homes, the contingent repurchase obligation as of December 29, 2018 was estimated to be approximately $190.4 million. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased were immaterial during each of the three and nine months ended December 29, 2018 and December 30, 2017. The reserve for estimated losses under repurchase agreements was $0.8 million at December 29, 2018 and $0.7 million at March 31, 2018.

The Company guarantees a portion of its customers’ floor plan obligations beyond the customary repurchase arrangements discussed above. The Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At December 29, 2018, those guarantees totaled $0.8 million of which $0.8 million was outstanding.

At December 29, 2018, the Company was contingently obligated for approximately $21.0 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $7.9 million to support the casualty insurance program, $0.2 million to support repurchase obligations, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $29.8 million under surety bonds, generally to support performance on long-term construction contracts, license and service bonding requirements.

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

Overview

Skyline Champion Corporation (prior to the Exchange (as described below) “Champion Holdings” and subsequent to the Exchange the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the second largest factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Redman Homes, Dutch Housing, Excel Homes, Silvercrest, Titan Homes, Moduline, and SRI Homes. The Company operates 31 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the Southern U.S. The Company’s transportation business primarily engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, market demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

In response to the increasing demand for factory-built housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. During the third quarter of fiscal 2019, the Company completed its expansion of the Corona, California facility by adding a second production line. In October 2017, the Company entered into a lease for two factory-built housing plants in Leesville, Louisiana, one of which the Company expects to begin operations in June 2019. The Company is expanding is Leola, Pennsylvania campus and opening an additional plant with operations expected to begin in the first quarter of fiscal 2020. In April 2017, the Company completed the purchase of a factory-built housing plant in Mansfield, Texas, from Skyline Corporation. In September 2016, the Company, through a series of transactions, completed the purchase of the assets of Innovative Building Systems, LLC and Subsidiaries (“IBS” or “IBS Acquisition”), which included five modular manufacturing facilities and two retail sales centers in the Northeast and Midwest U.S. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, one of the acquired modular facilities from IBS. The other former IBS facilities remain idle. In addition to these strategic acquisitions, during fiscal 2017, the Company leased and opened a manufacturing facility in Benton, Kentucky as well as reopened a previously idled facility in Topeka, Indiana. The Topeka facility began operations in February 2017. Production at the Benton facility began in August 2016.

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

Combination with Skyline

On January 5, 2018, Champion Holdings and the Company entered into the Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018, and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for the nine months ended December 29, 2018 comprise the results of only Champion Holdings through June 1, 2018 and the Company, after giving effect to the Exchange, from June 1, 2018 through December 29, 2018. All fiscal periods prior to June 1, 2018 are comprised solely of the results of Champion Holdings.

Industry and Company Outlook

For the nine months ended December 29, 2018, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. The Company measures and reports on U.S. HUD market share one month in arrears. During the eight months ended November 30, 2018, industry shipments of HUD-code homes were 65,036 a 4.5% improvement over 62,255 units shipped in same period of the prior year. The Company’s HUD market share during that period was 16.2% versus 13.8% in the comparable period of the prior year. Sales of HUD-code homes have been increasing steadily since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is 224,000 units per year.

Industry shipments of modular homes in the U.S. during the Company’s fiscal 2018 totaled 14,287 units, reflecting a slight increase from shipments in the comparable period of 2017. Modular home sales across the industry have generally been stable since 2009. During the nine months ended December 29, 2018, approximately 19% of the Company’s U.S. manufacturing sales were modular. The Company’s modular home presence has improved due to the IBS Acquisition.

Champion Holdings was headquartered in Troy, Michigan and was formed in 2010 as a Delaware limited liability company. Champion Holdings’ predecessor began operations in 1953. Subsequent to the Exchange, the Company is headquartered in Elkhart, Indiana.

Pro Forma Results of Operations

In addition to the analysis of historical results of operations, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes unaudited supplemental pro forma results of operations for the nine months ended December 29, 2018 and the three and nine months ended December 30, 2017. The unaudited pro forma results of operations reflect pro forma adjustments to the results of the Company to give effect to the Exchange and the related financing transactions (the “Financing”) as if they had occurred on April 2, 2017, the beginning of the earliest period presented.

The unaudited pro forma condensed combined financial information of the Company combines the accounting periods of Champion Holdings and Skyline Corporation. Champion Holdings and Skyline Corporation had different fiscal year ends. Regulation S-X, Rule 11-02(c)(3) allows the combination of financial information for companies if their fiscal years end within 93 days of each other. Skyline Corporation’s results for three and nine months ended December 3, 2017 are included in the pro forma financial information below. Skyline Corporation’s results for these periods were derived from their unaudited consolidated income statements. Champion Holdings’ historical results are derived from Champion Holdings’ unaudited consolidated statements of comprehensive income (loss) for the nine months ended December 29, 2018 and for the three and nine months ended December 30, 2017.

The unaudited pro forma adjustments include:

•	Adjustments to depreciation expense for the stepped-up basis of property, plant and equipment;
•	Adjustments to the amortization of intangible assets recognized in connection with the Exchange;
•	Adjustments to interest expense for the elimination of historical interest expense and amortization of deferred financing fees on retired debt;
•	Recognition of interest expense and amortization of deferred financing fees on the new revolving credit agreement;
•	Adjustments to eliminate expenses incurred directly related to the Exchange;
•	Adjustments to eliminate one-time equity-based compensation incurred directly related to the Exchange;
•	Adjustments to eliminate the net currency translation gains and losses on certain intercompany debt;
•	Adjustments to eliminate the management fee, plus reimbursable expenses, paid by Champion Holdings to its primary investors under a management service agreement; and
•	Adjustments to reflect tax expense for the unaudited pro forma adjustments.

Results of Operations:

Three Months Ended December 29, 2018 vs. Three Months Ended December 30, 2017

	Historical		Pro Forma
	Three Months Ended		Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	December 30, 2017
	(unaudited)		(unaudited)
Results of Operations Data:
Net sales	$354,671	$294,378	$350,913
Cost of sales	289,935	238,118	286,723
Gross profit	64,736	56,260	64,190
Selling, general and administrative expenses	48,848	32,877	38,883
Operating income	15,888	23,383	25,307
Interest expense, net	813	999	902
Other expense	125	1,940	8
Income before income taxes	14,950	20,444	24,397
Income tax expense	4,437	15,051	15,976
Net income	$10,513	$5,393	$8,421
Reconciliation of Adjusted EBITDA:
Net income	$10,513	$5,393	$8,421
Income tax expense	4,437	15,051	15,976
Interest expense, net	813	999	902
Depreciation and amortization	4,577	2,028	3,967
Equity-based compensation	3,662	150	227
Foreign currency transaction loss	155	93	8
Transaction costs	—	1,937	—
Acquisition integration costs	1,998	—	—
Restructuring charges	125	—	—
Gain on sale of non-operating facilities	—	—	(762)
Other	127	(11)	8
Adjusted EBITDA	$26,407	$25,640	$28,747
As a percent of net sales:
Gross profit	18.3%	19.1%	18.3%
Selling, general and administrative expenses	13.8%	11.2%	11.1%
Operating income	4.5%	7.9%	7.2%
Net income	3.0%	1.8%	2.4%
Adjusted EBITDA	7.4%	8.7%	8.2%

Net Sales: The following table summarizes net sales for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Net sales	$354,671	$294,378	$60,293	20.5%
U.S. manufacturing and retail net sales	$309,518	$242,739	$66,779	27.5%
U.S. homes sold	5,019	4,289	730	17.0%
U.S. manufacturing and retail average home selling price	$61.7	$56.6	$5.1	9.0%
Canadian manufacturing net sales	$27,130	$24,950	$2,180	8.7%
Canadian homes sold	329	323	6	1.9%
Canadian manufacturing average home selling price	$82.5	$77.2	$5.2	6.8%
Corporate/Other net sales	$18,023	$26,689	$(8,666)	(32.5%)
U.S. manufacturing facilities in operation at end of period	31	23	8	34.8%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net Sales:

Net sales for the three months ended December 29, 2018 were $354.7 million, an increase of $60.3 million, or 20.5% over the three months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for the three months ended December 29, 2018 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $66.8 million, or 27.5%. The number of homes sold during the three months ended December 29, 2018 increased by 730 units, or 17.0%. The net sales increase was attributable to the following factors including: (i) the inclusion of net sales of $63.2 million for the Skyline operations; and (ii) a 9.0% increase in the average home selling price as a result of increased market demand, product mix and pricing actions to offset the impact of rising material and labor costs. Prior year results for the three months ended December 30, 2017 included the sale of 934 disaster relief homes produced for the Federal Emergency Management Agency (“FEMA”).

The Company measures and reports on U.S. HUD market share one month in arrears. The Company’s U.S. HUD market share for the three months ended November 30, 2018 grew to 18.1% from 14.0% in the same period of the prior year due to the inclusion of Skyline operations. U.S. HUD industry units shipped during the three months ended November 30, 2018 decreased 3.9% from the same period in the prior year. U.S. HUD industry shipments for the three months ended November 30, 2017 included 1,913 FEMA disaster relief homes, according to data published by the Manufactured Housing Institute.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $2.2 million, or 8.7% for the three months ended December 29, 2018 compared to the same period in the prior year, primarily due to increased units sold of 1.9% and in part by a 6.8% increase in average selling price, which was primarily the result of pricing actions taken by the Company to offset the impact of rising material and labor costs consistent with those experienced in the U.S. Net sales had an unfavorable impact of $1.0 million as a result of changes in exchange rates utilized for translation of Canadian dollars to U.S. dollars during the three months ended December 29, 2018 as compared to the same period of the prior year.

Backlog:

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at December 29, 2018 totaled $181 million compared to $169 million at December 30, 2017. The increase is as a result of including the former Skyline operations for the current period.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended December 29, 2018, net sales decreased $8.7 million, or 32.5%. The decrease was primarily attributable to lower net sales in our transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

Gross Profit: The following table summarizes gross profit for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Gross profit:
U.S. Factory-built Housing	$57,118	$48,426	$8,692	17.9%
Canadian Factory-built Housing	5,046	4,466	580	13.0%
Corporate/Other	2,572	3,368	(796)	(23.6%)
Total gross profit	$64,736	$56,260	$8,476	15.1%
Gross profit as a percent of net sales	18.3%	19.1%

Gross Profit:

Gross profit as a percent of sales during the three months ended December 29, 2018 was 18.3% compared to 19.1% during the three months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $8.7 million, or 17.9%, during the three months ended December 29, 2018 compared to the same period in the prior year and decreased to 18.5% as a percent of segment net sales from 19.9%. During the three months ended December 30, 2017, the Company produced 934 disaster relief homes for FEMA. These standard FEMA floor plans allowed the Company to achieve higher than typical production efficiencies. The Company continues to standardize its core product design and material purchases which allow for more efficient production for its supply chain and helps to mitigate material commodity inflation. The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value. As a result of these efforts, the U.S. manufacturing plants have been able to increase output of its core residential products.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $0.6 million, or 13.0%, during the three months ended December 29, 2018 compared to the same period in the prior year and increased to 18.6% as a percent of segment net sales from 17.9%. The increase in gross profit margin as a percent of net sales is primarily due to lower average labor and benefits as well as improved warranty costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.8 million, or 23.6%, during the three months ended December 29, 2018 compared to the same period in the prior year. Corporate/Other gross profit improved as a percent of segment net sales to 14.3% from 12.6%. Although the transportation business volume was lower, margins improved in part due to less brokered business to other providers at lower margins.

Selling, General and Administrative Expenses: The following table summarizes selling, general and administrative expenses for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Selling, general and administrative expenses:
U.S Factory-built Housing	$30,539	$22,360	$8,179	36.6%
Canadian Factory-built Housing	2,787	2,924	(137)	(4.7%)
Corporate/Other	15,522	7,593	7,929	104.4%
Total selling, general and administrative expenses	$48,848	$32,877	$15,971	48.6%
Selling, general and administrative expense as a percent of net sales	13.8%	11.2%

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $48.8 million for the three months ended December 29, 2018, an increase of $16.0 million compared to the three months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $8.2 million, or 36.6%, during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017. The increase was primarily a result of including $5.8 million of costs related to the inclusion of the Skyline operations subsequent to the Exchange, $1.4 million of higher sales commissions and incentive compensation (which is generally based on sales volume or a measure of profitability), and $1.0 million of other administrative and marketing costs. As a result of the increases above, selling, general and administrative expenses, as a percent of net sales, was 9.9% for the three months ended December 29, 2018 compared to 9.2% during the three months ended December 30, 2017.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment decreased $0.1 million, or 4.7%, during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 10.3% for the three months ended December 29, 2018 compared to 11.7% for the three months ended December 30, 2017.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $7.9 million during the three months ended December 29, 2018 as compared to the three months ended December 30, 2017. The increase is primarily a result of including $1.1 million of costs related to the inclusion of the Skyline operations subsequent to the Exchange, $3.7 million of non-cash, equity-based compensation expense, $2.0 million of Skyline integration costs and $1.1 million of legal and professional fees.

Interest Expense, Net: The following table summarizes the components of interest expense, net for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Interest expense	$1,308	$1,283	$25	1.9%
Interest income	(495)	(284)	(211)	(74.3%)
Interest expense, net	$813	$999	$(186)	(18.6%)
Average outstanding floor plan payable	$35,973	$23,540
Average outstanding long-term debt	$59,330	$59,095

Interest Expense, Net:

Interest expense, net was $0.2 million lower for the three months ended December 29, 2018 compared to the same period of the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities.

Other Expense: The following table summarizes other expense for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Other expense	$125	$1,940	$(1,815)	(93.6%)

Other Expense:

Other expense for the three months ended December 29, 2018 primarily consisted of $0.1 million for the deductible on an insured loss at one of the Company’s retail sales centers. During the three months ended December 30, 2017, the Company incurred $1.9 million of expenses related to legal and accounting services associated with the Exchange.

Income Tax Expense: The following table summarizes income tax expense for the three months ended December 29, 2018 and December 30, 2017:

	Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Income tax expense	$4,437	$15,051	$(10,614)	(70.5%)
Effective tax rate	29.7%	73.6%

Income Tax Expense:

Income tax expense for the three months ended December 29, 2018 was $4.4 million, representing an effective tax rate of 29.7%, compared to income tax expense of $15.1 million, representing an effective tax rate of 73.6%, for the three months ended December 30, 2017.

The Company’s effective tax rate for the three months ended December 29, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended December 30, 2017 differed from the blended federal statutory rate of 31.5% primarily due to the remeasurement of U.S. deferred tax assets and liabilities at the new corporate income tax rate of 21%, from 35% due to the Tax Act as well as the effect of non-deductible expense, state and local income taxes, and results of operations in foreign jurisdictions and non-taxable entities.

Adjusted EBITDA: The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 29, 2018 and December 30, 2017:

	Historical			Pro Forma
	Three Months Ended			Three Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	December 29, 2018 (a)	December 30, 2017	Change
	(unaudited)			(unaudited)
Net income	$10,513	$5,393	$5,120	$10,513	$8,421	$2,092
Income tax expense	4,437	15,051	(10,614)	4,437	15,976	(11,539)
Interest expense, net	813	999	(186)	813	902	(89)
Depreciation and amortization	4,577	2,028	2,549	4,577	3,967	610
Equity-based compensation	3,662	150	3,512	3,662	227	3,435
Foreign currency transaction loss	155	93	62	155	8	147
Transaction costs	—	1,937	(1,937)	—	—	—
Acquisition integration costs	1,998	—	1,998	1,998	—	1,998
Restructuring charges	125	—	125	125	—	125
Gain on sale of non-operating facilities	—	—	—	—	(762)	762
Other	127	(11)	138	127	8	119
Adjusted EBITDA	$26,407	$25,640	$767	$26,407	$28,747	$(2,340)

(a) Adjusted EBITDA for three months ended December 29, 2018 is on an as reported basis.

Adjusted EBITDA:

Adjusted EBITDA for the three months ended December 29, 2018 was $26.4 million, an increase of $0.8 million over the three months ended December 30, 2017. The increase is primarily a result of increased operating income of $0.7 million after adjusting for the effect of increased depreciation and amortization, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange and integration of Skyline. The increase in operating income is primarily due to improvements in sales volumes and gross profit margins as a percent of net sales partially offset by higher selling, general and administrative costs.

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

Nine Months Ended December 29, 2018 vs. Nine Months Ended December 30, 2017

	Historical		Pro Forma
	Nine Months Ended		Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(unaudited)		(unaudited)
Results of Operations Data:
Net sales	$1,032,368	$798,443	$1,078,172	$972,903
Cost of sales	853,472	664,824	891,573	817,330
Gross profit	178,896	133,619	186,599	155,573
Selling, general and administrative expenses	222,005	87,439	218,807	106,990
Operating (loss) income	(43,109)	46,180	(32,208)	48,583
Interest expense, net	2,712	3,164	2,597	2,909
Other expense	7,845	2,863	1,432	91
(Loss) income before income taxes	(53,666)	40,153	(36,237)	45,583
Income tax expense	13,699	22,089	16,019	23,302
Net (loss) income	$(67,365)	$18,064	$(52,256)	$22,281
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(67,365)	$18,064	$(52,256)	$22,281
Income tax expense	13,699	22,089	16,019	23,302
Interest expense, net	2,712	3,164	2,597	2,909
Depreciation and amortization	11,535	6,126	12,700	11,943
Equity-based compensation	97,589	450	89,702	649
Foreign currency transaction loss (gain)	188	(1,140)	188	(220)
Transaction costs	6,905	2,831	492	—
Acquisition integration costs	5,500	—	5,500	—
Equity offering costs	816	—	816	—
Elkhart and Mansfield plant closures	—	—	—	1,132
Restructuring charges	1,236	—	828	—
Gain on sale of non-operating facilities	—	—	—	(1,982)
Other	126	33	534	105
Adjusted EBITDA	$72,941	$51,617	$77,120	$60,119
As a percent of net sales:
Gross profit	17.3%	16.7%	17.3%	16.0%
Selling, general and administrative expenses	21.5%	11.0%	20.3%	11.0%
Operating (loss) income	(4.2%)	5.8%	(3.0%)	5.0%
Net (loss) income	(6.5%)	2.3%	(4.8%)	2.3%
Adjusted EBITDA	7.1%	6.5%	7.2%	6.2%

Net Sales: The following table summarizes net sales for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Net sales	$1,032,368	$798,443	$233,925	29.3%
U.S. manufacturing and retail net sales	$882,257	$641,878	$240,379	37.4%
U.S. homes sold	14,606	12,038	2,568	21.3%
U.S. manufacturing and retail average home selling price	$60.4	$53.3	$7.1	13.3%
Canadian manufacturing net sales	$79,885	$74,006	$5,879	7.9%
Canadian homes sold	1,003	988	15	1.5%
Canadian manufacturing average home selling price	$79.6	$74.9	$4.7	6.3%
Corporate/Other net sales	$70,226	$82,559	$(12,333)	(14.9%)
U.S. manufacturing facilities in operation at end of period	31	23	8	34.8%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Historical Net Sales:

Net sales for the nine months ended December 29, 2018 were $1,032.4 million, an increase of $233.9 million, or 29.3% over the nine months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for the nine months ended December 29, 2018 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $240.4 million, or 37.4%. The number of homes sold during the nine months ended December 29, 2018 increased by 2,568 units, or 21.3%. The net sales increase was attributable to several factors including: (i) the inclusion of net sales of $153.3 million for the Skyline operations for the period following the completion of the Exchange; (ii) a 13.3% increase in the average home selling price as a result of increased market demand, product mix and pricing actions to offset the impact of rising material and labor costs; and (iii) increased output at the Company’s existing facilities as a result of plant operating improvements.

The Company measures and reports on U.S. HUD market share one month in arrears. The Company’s U.S. HUD market share for the eight months ended November 30, 2018 grew to 16.2% from 13.8% in the same period of the prior year due to the inclusion of the Skyline operations. The U.S. HUD market grew during the nine months ended November 30, 2018, as shipments of factory-built HUD homes were 4.5% higher than the same period of the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment sales increased $5.9 million, or 7.9% for the nine months ended December 29, 2018 compared to the same period in the prior year, primarily due to an increase in the average home selling price of 6.3% and a 1.5% increase in number of units sold. Net sales had an unfavorable impact of $0.7 million as a result of changes in exchange rates utilized for translation of Canadian dollars to U.S. dollars during the nine months ended December 29, 2018 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended December 29, 2018, net sales decreased $12.3 million, or 14.9%. The decrease in net sales for Corporate/Other was a result of a decrease in our transportation business caused by lower demand, and therefore reduced shipments of RVs in the U.S.

Pro Forma Net Sales:

Pro forma net sales for the nine months ended December 29, 2018 were $1,078.2 million compared to $972.9 million, an increase of 10.8%. The increase was attributable to a number of factors including plant operating improvements which led to increased output; and an increase in the average home selling price as a result of increased market demand and pricing actions to offset the impact of rising material and labor costs.

Gross Profit: The following table summarizes gross profit for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Gross profit:
U.S. Factory-built Housing	$153,147	$108,277	$44,870	41.4%
Canadian Factory-built Housing	14,988	13,806	1,182	8.6%
Corporate/Other	10,761	11,536	(775)	(6.7%)
Total gross profit	$178,896	$133,619	$45,277	33.9%
Gross profit as a percent of net sales	17.3%	16.7%

Historical Gross Profit:

Gross profit as a percent of sales during the nine months ended December 29, 2018 was 17.3% compared to 16.7% during the nine months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $44.9 million, or 41.4% during the nine months ended December 29, 2018 compared to the same period in the prior year and improved to 17.4% as a percent of segment net sales from 16.9%. Although material prices and labor costs have been increasing in recent periods, the Company has been able to offset the margin effect of those increases with price adjustments, operational improvements and product rationalization. The Company continues to standardize product design and material purchases which allow for more efficient production for its supply chain and help to mitigate material commodity inflation. The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value. As a result of these efforts, the U.S. manufacturing plants have been able to increase output which allows for better leverage of fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $1.2 million, or 8.6%, during the nine months ended December 29, 2018 compared to the same period in the prior year and increased to 18.8% as a percent of segment net sales from 18.7%. The increase in gross profit as a percent of net sales is primarily due to decreasing warranty costs.

Corporate/Other:

Corporate/Other gross profit decreased $0.8 million, or 6.7%, during the nine months ended December 29, 2018 compared to the same period in the prior year and improved as a percent of segment net sales to 15.3% from 14.0%. Although the transportation business volume was lower, margins improved in part due to less brokered business to other providers at lower margins.

Pro Forma Gross Profit:

Pro forma gross profit increased $31.0 million during the nine months ended December 29, 2018 compared to the same period of the prior year and improved as a percent of net sales to 17.3% from 16.0%. The increase in gross profit as a percent of net sales is consistent with the operational improvements and product rationalization actions taken by the Company. The continued standardization of product design and material purchases has allowed for more efficient production for the Company and its supply chain and helped to mitigate the effects of commodity and labor inflation occurring in the market place.

Selling, General and Administrative Expenses: The following table summarizes selling, general and administrative expenses for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Selling, general and administrative expenses:
U.S. Factory-built Housing	$82,987	$60,178	$22,809	37.9%
Canadian Factory-built Housing	6,753	6,189	564	9.1%
Corporate/Other	132,265	21,072	111,193	527.7%
Total selling, general and administrative expenses	$222,005	$87,439	$134,566	153.9%
Selling, general and administrative expense as a percent of net sales	21.5%	11.0%

Historical Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $222.0 million for the nine months ended December 29, 2018, an increase of $134.6 million compared to the nine months ended December 30, 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $22.8 million, or 37.9%, during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017. Selling, general and administrative expenses as a percent of segment net sales was 9.4% for both the nine months ended December 29, 2018 and December 30, 2017. The increase was a result of including $12.7 million of costs related to the inclusion of the Skyline operations subsequent to the Exchange. The remaining increase, excluding the addition of the Skyline operations, was the result of: (i) $6.1 million of higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) $1.2 million increase in salaries and benefits, generally a result of increased compensation and administrative headcount to facilitate expanding capacity; and (iii) other administrative expenses.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment increased $0.6 million, or 9.1%, during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment were 8.5% for the nine months ended December 29, 2018 compared to 8.4% for the nine months ended December 30, 2017.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $111.2 million during the nine months ended December 29, 2018 as compared to the nine months ended December 30, 2017. The increase is primarily due to $97.2 million of non-cash, equity-based compensation expense, an additional $5.5 million in integration costs and $1.2 million of restructuring costs. Salaries, benefits and incentive compensation were $2.7 million higher during the nine months ended December 29, 2018, as a result of the inclusion of Skyline administrative staff, additional staffing to support growth, and increased incentive compensation, which is generally based on a measure of profitability.

Pro Forma Selling, General and Administrative Expenses:

Pro forma selling, general and administrative expenses were $218.8 million for the nine months ended December 29, 2018 compared to $107.0 million for the nine months ended December 30, 2017. The increase was primarily the result of an increase of $89.0 million of non-cash, equity-based compensation expense and an increase in salaries and benefits, sales-based and incentive compensation and other administrative costs discussed above. The increase is also a result of the $5.5 million of integration and $0.8 million of restructuring costs incurred in connection with the integration of the Skyline operations included in the nine months ended December 29, 2018.

Interest Expense, Net: The following table summarizes the components of interest expense, net for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Interest expense	$4,007	$3,783	$224	5.9%
Interest income	(1,295)	(619)	(676)	(109.2%)
Interest expense, net	$2,712	$3,164	$(452)	(14.3%)
Average outstanding floor plan payable	$31,596	$21,739
Average outstanding long-term debt	$59,258	$59,604

Historical Interest Expense, Net:

Interest expense, net was $0.5 million lower for the nine months ended December 29, 2018 compared to the same period of the prior year. Interest expense increased $0.2 million as a result of the increase in average outstanding borrowings on floor plan financing arrangements. Floor plan payables are used to finance retail inventory at company-owned retail sales centers and the increase in outstanding borrowings is consistent with the expanded retail footprint for the U.S. retail operations discussed above. Interest income increased $0.7 million as a result of an increase in interest generated from a higher average cash balances invested in short-term facilities.

Pro Forma Interest Expense, Net:

Pro forma interest expense, net was $2.6 million for the nine months ended December 29, 2018, a decrease of $0.3 million from the same period of the prior year. The overall decrease is primarily attributable to additional interest income earned from higher average cash balances invested in short-term facilities.

Other Expense: The following table summarizes other expense for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Other expense	$7,845	$2,863	$4,982	174.0%

Historical Other Expense:

Other expense for the nine months ended December 29, 2018 primarily consists of $6.9 million of expenses for legal, accounting and advisory services related to the Exchange. The Company also incurred $0.8 million of expenses during the period for legal, accounting and advisory services related to the Offerings. During the nine months ended December 30, 2017, the Company incurred $2.8 million of expenses attributable to the Exchange and $0.1 million related to a prior acquisition and the disposition of a former business unit in the United Kingdom.

Pro Forma Other Expense:

Other expense for the nine months ended December 29, 2018 consists of $0.5 million of expenses for legal, accounting and advisory services attributable to the Exchange, $0.8 million of expense for legal, accounting and advisory services related to the equity offerings, and $0.1 million for the deductible on an insured loss at one of the Company’s retail sales centers. Other expense for the nine months ended December 30, 2017 included $0.1 million of expenses related to the IBS Acquisition and the disposition of a former business unit in the United Kingdom.

Income Tax Expense: The following table summarizes income tax expense for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	% Change
	(unaudited)
Income tax expense	$13,699	$22,089	$(8,390)	(38.0%)
Effective tax rate	(25.5%)	55.0%

Historical Income Tax Expense:

Income tax expense for the nine months ended December 29, 2018 was $13.7 million, representing an effective tax rate of (25.5)%, compared to income tax expense of $22.1 million, representing an effective tax rate of 55.0%, for the nine months ended December 30, 2017. The Company’s effective tax rate for the nine months ended December 29, 2018 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of one-time charges related to the Exchange, non-deductible expenses, state and local income taxes, and results of operations in foreign jurisdictions and non-taxable entities. Absent these non-deductible discrete items primarily related to the Exchange, the Company’s effective tax rate would have been 32.0%. The Company’s effective tax rate for the nine months ended December 30, 2017 differed from the blended federal statutory rate of 31.5% primarily due to the remeasurement of U.S. deferred tax assets and liabilities at the new corporate income tax rate of 21%, from 35%, under the Tax Act as well as the effect of non-deductible expenses, state and local income taxes, and results of operations in foreign jurisdictions and non-taxable entities.

Pro Forma Income Tax Expense:

During the nine months ended December 29, 2018, the Company had pro forma income tax expense of $16.0 million and an effective tax rate of (44.2%), compared to income tax expense of $23.3 million and an effective tax rate of 51.1% during the same period of the prior year. Prior to the completion of the Exchange, Skyline recognized no income tax expense or benefit as a result of historical operating loss carryforwards which had a full valuation allowance. A portion of the valuation allowance was reversed upon completion of the Exchange, however, that reversal did not have an impact on the pro forma results of operations. The pro forma income tax effects are a result of the income tax effects of the Company discussed above plus the tax impact of the pro forma adjustments. The increase in expense for the nine months ended December 29, 2018 is primarily a result of the non-deductibility of certain expenses for tax purposes.

Adjusted EBITDA: The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 29, 2018 and December 30, 2017:

	Historical			Pro Forma
	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017	Change	December 29, 2018	December 30, 2017	Change
	(unaudited)			(unaudited)
Net (loss) income	$(67,365)	$18,064	$(85,429)	$(52,256)	$22,281	$(74,537)
Income tax expense	13,699	22,089	(8,390)	16,019	23,302	(7,283)
Interest expense, net	2,712	3,164	(452)	2,597	2,909	(312)
Depreciation and amortization	11,535	6,126	5,409	12,700	11,943	757
Equity-based compensation	97,589	450	97,139	89,702	649	89,053
Foreign currency loss (gain)	188	(1,140)	1,328	188	(220)	408
Transaction costs	6,905	2,831	4,074	492	—	492
Acquisition integration costs	5,500	—	5,500	5,500	—	5,500
Equity offering costs	816	—	816	816	—	816
Elkhart and Mansfield plant closures	—	—	—	—	1,132	(1,132)
Restructuring charges	1,236	—	1,236	828	—	828
Gain on sale of non-operating facilities	—	—	—	—	(1,982)	1,982
Other	126	33	93	534	105	429
Adjusted EBITDA	$72,941	$51,617	$21,324	$77,120	$60,119	$17,001

Historical Adjusted EBITDA:

Adjusted EBITDA for the nine months ended December 29, 2018 was $72.9 million, an increase of $21.3 million over the nine months ended December 30, 2017. The increase is primarily a result of an increase in operating income of $20.0 million after adjusting for the effect of increased depreciation and amortization, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange and integration of Skyline. The increase in operating income is primarily due to the improvement in sales volumes and gross profit margins as a percent of net sales, partially offset by higher selling, general and administrative costs as a result of growth.

Pro Forma Adjusted EBITDA:

Pro forma Adjusted EBITDA for the nine months ended December 29, 2018 was $77.1 million, an increase of $17.0 million over the nine months ended December 30, 2017. The increase is primarily a result of an increase in operating income of $15.3 million after adjusting for the effect of increased depreciation and amortization, integration, and restructuring costs incurred in connection with the integration of Skyline.

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

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 29, 2018 and December 30, 2017:

	Nine Months Ended
(Dollars in thousands)	December 29, 2018	December 30, 2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$51,918	$(671)
Investing activities	2,396	(7,610)
Financing activities	(60,815)	5,780
Effect of exchange rate changes on cash, cash equivalents	(1,130)	1,557
Net decrease in cash, cash equivalents and restricted cash	(7,631)	(944)
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692
Cash, cash equivalents and restricted cash at end of period	$128,985	$101,748

Our primary sources of liquidity are net cash provided by operating activities and available borrowings under our revolving credit facility. At December 29, 2018, we had $129.0 million of cash and cash equivalents and $32.1 million of unused borrowing capacity under the revolving credit facility, net of the required letter of credit sub-facility. The Company believes that net cash generated from operating activities, cash on hand, available borrowings under our revolving credit facility and available capital through access to capital markets will be adequate to meet our liquidity and capital requirements needed to operate the business for the next year. In the event that those sources of cash are inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash and cash equivalents decreased by $7.6 million during the nine months ended December 29, 2018. The decrease was primarily a result of distributions to Champion Holdings’ members prior to the completion of the Exchange partially offset by cash generated by operating activities and cash assumed in the business acquisition.

Although net income decreased $85.4 million during the nine months ended December 29, 2018 compared to the same period of the prior year, cash generated from operating activities was $52.6 million higher. The increase was primarily the result of an increase in net cash flows generated by operating income after adjusting for non-cash effects of depreciation, amortization and equity-based compensation resulting from the Exchange and cash provided from changes in working capital items which was $41.9 million more than last year. Working capital was negatively impacted on a temporary basis during the nine months ended December 30, 2017 due to the impact of FEMA orders.

Cash provided by investing activities was $10.0 million higher during the nine months ended December 29, 2018 as a result of cash received from the Exchange of $9.7 million.

Cash used in financing activities was $66.6 million higher during the nine months ended December 29, 2018, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $2.0 million of additional payments made for deferred financing fees. The Company also borrowed $46.9 million under the New Credit Agreement during the nine months ended December 29, 2018 and used the proceeds to repay the existing Term Loans.

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

Critical Accounting Policies

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

For a discussion of our significant accounting policies and critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies,” attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2018, and Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 14, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates during the nine months ended December 29, 2018, with the exception of revenue recognition. See Note 10, “Revenue Recognition,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Report”).

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

Interest Rate Risk

The Company’s obligations under the New Credit Agreement, industrial revenue bonds and floor plan financing agreements are currently subject to variable rates of interest. A 100-basis point increase in the underlying interest rates would result in an additional annual interest expense of approximately $1.0 million, assuming average related debt of $98.3 million, which was the amount of outstanding borrowings under the facilities at December 29, 2018. The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had net sales of $104.0 million Canadian dollars for the nine months ended December 29, 2018. Assuming future Canadian net sales are equal to those in the first nine months of fiscal 2019, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change quarterly consolidated net sales by $1.0 million. Net income of the Canadian operations would also be affected by changes in exchange rates. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 29, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 29, 2018, due to the material weakness in internal controls over financial reporting described below, which has not been remediated.

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

On June 1, 2018, Champion Holdings completed a strategic business combination with Skyline to form Skyline Champion Corporation. The internal control over financial reporting of Champion Holdings (and its subsidiaries), including that portion of disclosure controls and procedures that relates to internal control over financial reporting, was excluded from the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the period end covered by this report. The total revenue of Champion Holdings represented approximately 85.1% of Skyline Champion Corporation’s consolidated revenue for the nine months ended December 29, 2018.

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

As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with the floor plan financing programs, the Company generally has separate agreements with the financing companies that require the Company to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. The Company’s contingent repurchase obligation as of December 29, 2018, was estimated to be approximately $190.4 million, without reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

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

Our success depends on upon the skills, experience, and active participation of our senior management and key employees, including at our Titan Factory Direct and Star Fleet Trucking operations, many of whom have been with the Company for a significant number of years. Transitions in the Company’s senior management team or other key employees may result in operational disruptions, and the Company’s business may be harmed as a result, in particular if we were unable to find appropriate replacements on a timely basis. The Company may not be able to attract or motivate qualified management and operations personnel in the future. If the Company is not able to attract and motivate necessary personnel to accomplish its business objectives, it will experience constraints that will significantly impede the achievement of its objectives. The Company may also have difficulty attracting experienced personnel and may be required to expend significant financial resources in its employee recruitment efforts.

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

Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government, as was the case with the recent government shut-down that ended January 25, 2019. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service (“IRS”) verification of loan applicants’ tax return information, the funding of orders by the Federal Emergency Management Agency (“FEMA”) as part of FEMA’s disaster relief efforts, and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As many of the Company’s home buyers use these programs to obtain financing to purchase its homes, and many lenders require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of its homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of the Company’s business and investments. Depending on the length of disruption, such factors could have a material adverse impact on the Company’s results of operations and financial condition.

Increases in the after-tax costs of owning a factory-built home could prevent potential customers from buying the Company’s products and adversely affect its business or financial results.

Significant expenses of owning a factory-built home, including mortgage interest expenses and real estate taxes, generally were, under prior tax law, deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to certain limitations. The Tax Cuts and Jobs Act, signed into law in December 2017, includes provisions that would impose limitations with respect to these income tax deductions. Increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in insurance premiums can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on the Company’s business and financial results.

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

Affiliates of Bain Capital Credit, L.P., Centerbridge Partners, L.P. and MAK Capital (collectively, the “Principal Shareholders”) each beneficially owned more than 8.0% of the Company’s shares of common stock as of December 29, 2018 and three directors of the Company were designated by the Principal Shareholders pursuant to the investor rights agreement between the Company and the Principal Shareholders. Although we are no longer a “controlled company” under the New York Stock Exchange (“NYSE”) rules, the Principal Shareholders are still able to exert a significant degree of influence over the Company’s management and affairs and over matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions.

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

Following completion of the secondary offering of our common stock on September 25, 2018, the Company is no longer a “controlled company” under NYSE rules. However, the Company will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders during a one-year transition period.

Following the completion of the secondary offering of our common stock on September 25, 2018, the Principal Shareholders ceased to control a majority of the voting power of our common stock.  As a result, the Company is no longer a “controlled company” within the meaning of the NYSE corporate governance standards.

Consequently, the NYSE rules will require that the Company (i) have a majority of independent directors on its board of directors within one year after the date the Company no longer qualified as a “controlled company”; (ii) have compensation and nominating and governance committees composed entirely of independent directors within one year of such date; and (iii) perform an annual performance evaluation of the compensation and nominating and governance committees.

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

101

The following financial information from Skyline Champion Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 29, 2018 and March 31, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 29, 2018 and December 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2018 and December 30, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended December 29, 2018, and (v) the Notes to the Condensed Consolidated Financial Statements. †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Keith Anderson	Chief Executive Officer	February 6, 2019
Keith Anderson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	February 6, 2019
Laurie Hough	(Principal Financial Officer)