Form 10-K
period 2019-03-30
Skyline Champion Corp
filed 2019-05-23
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2019

Commission File Number 001-04714

Skyline Champion Corporation

(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State of Incorporation)	(I.R.S. Employer Identification No.)
P.O. Box 743
2520 By-Pass Road
Elkhart, Indiana	46515
(Address of Principal Executive Offices)	(Zip Code)

(574) 294-6521

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SKY	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X ]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No []

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filers,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

As of September 29, 2018, the aggregate market value of the Registrant’s common stock, par value $0.02770 per share, held by non-affiliates was $917,570,833 (computed by reference to the closing sales price of the Registrant’s common stock as of September 28, 2018). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of May 17, 2019: 56,657,191

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2019 Annual Meeting of Shareholders to be held on July 30, 2019 and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

PART I

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K (this “Annual Report”) that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors, many of which are beyond our control, that could cause actual results to differ materially from those in forward-looking statements including regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•	local, regional, national and international economic and financial market conditions and the impact they may have on the Company and our customers and our assessment of that impact;
•	demand fluctuations in the U.S. and Canadian housing industry;
•	the impact of customer preferences;
•	regulations pertaining to the housing and park model recreational vehicles (“RV”) industries;
•	general or seasonal weather conditions affecting sales;
•	the potential impact of natural disasters on sales and raw material costs;
•	the prices and availability of materials;
•	periodic inventory adjustments by, and changes to relationships with, independent retailers;
•	changes in interest and foreign exchange rates;
•	more stringent credit standards or financing terms may be imposed by lenders on us, our dealers or customers;
•	the ability to service debt;
•	the impact of inflation;
•	the impact of labor costs, shortage, and turnover;
•	competitive pressures on pricing and promotional costs;
•	the availability of insurance coverage and changes in insurance costs;
•	the timely development and acceptance of new products and services and perceived overall value of these products and services by others;
•	greater than expected costs or difficulties related to the integration of new products and lines of business;
•	acquisitions and the integration of acquired businesses;
•	the effect of changes in laws and regulations with which we must comply;
•	the effect of changes in accounting policies and practices and auditing requirements; and
•	management’s ability to attract and retain executive officers and key personnel.

The forward-looking statements in this Annual Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof, expect as required by law.

ITEM 1. BUSINESS

General

On June 1, 2018, Skyline Champion Corporation (formerly known as Skyline Corporation), an Indiana corporation, and Champion Enterprises Holdings, LLC (“Champion Holdings”) combined their operations pursuant to the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between Skyline Corporation and Champion Holdings. Pursuant to the Exchange Agreement, Champion Holdings contributed to Skyline Corporation all of the issued and outstanding shares of capital stock of Champion Holdings’ wholly owned operating subsidiaries, Champion Home Builders, Inc. (“CHB”), and CHB International B.V. (“CIBV”) (the shares of stock of CHB and CIBV contributed to Skyline Corporation, the “Contributed Shares”), and in exchange for the Contributed Shares, Skyline Corporation issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of Skyline Corporation common stock, $0.0277 par value per share (such issuance, the “Shares Issuance”). The contribution of the Contributed Shares by Champion Holdings to the Corporation, and the Shares Issuance by Skyline Corporation to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for all periods presented prior to the Exchange are comprised solely of the results of Champion Holdings.

We are the largest independent publicly traded factory-built housing company in North America with pro forma net sales in fiscal year 2019 of $1.4 billion. We have more than 65 years of homebuilding experience, approximately 7,000 employees and 36 manufacturing facilities located in 17 states across the United States and three provinces in western Canada at March 30, 2019. We offer a leading portfolio of manufactured and modular homes, park model RVs and modular buildings for the multi-family, hospitality, senior and workforce housing sectors. Our facilities are strategically located to serve strong markets in the United States and western Canada. We operate 12 manufacturing facilities in the top 10 states for total number of manufactured home shipments in 2018 as well as 15 manufacturing facilities in the top 10 fastest growing states for manufactured home shipments over the last ten years. We believe that we maintain the following leading positions in the factory-built housing industry in the United States and western Canada based on units produced in 2018:

•	Number two position in the manufactured housing market segment in the United States
•	Top three position in most major U.S. regional markets
•	A leading position in western Canada
•	A leading position in park model RV sales and modular home sales

We believe our leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail and logistics businesses. Our market segment share in the United States manufactured housing market segment has increased from 8% in the beginning of fiscal 2011 to 17% in fiscal 2019 based on total number of units produced. We design and build a range of manufactured and modular homes, park model RVs, and commercial structures. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our strong and award winning product designs, we seek to meet the needs of our localized customers, while also providing them with customizable options. Our leading brands are marketed and distributed through a network of independent and company-owned retailers, community operators, government agencies, and commercial developers. We build homes under some of the most well known brand names in the factory-built housing industry including Skyline Homes, Champion Home Builders, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home building business, we operate a factory-direct retail business, Titan Factory Direct, with 21 sale centers spanning the southern United States, and Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

We have a proven ability to distribute orders efficiently across our manufacturing footprint based on market demand, workforce availability, and our surrounding distribution capabilities. We are standardizing our manufacturing processes and employing metrics-driven accountability measures across all of our facilities. We also believe we have a scalable plant network including five idle manufacturing plants to support future growth in the factory-built housing market segment.

We intend to capitalize on favorable demand drivers and demographic trends, underutilized capacity within our manufacturing plant footprint, a pipeline of operational initiatives, product expansion, and plant and retail sales center acquisition opportunities to support our future growth initiatives. The manufactured housing industry, which currently represents about 10% of total home starts, is expected to grow faster than the broader single-family housing market segment, and we believe we are well positioned to benefit from that industry dynamic. We believe our idle manufacturing plants provide us with the ability to grow with increasing demand. We also believe that our national scale and competitive advantages enable us to capture market segment share from competitors and make selective value enhancing acquisitions. We have a proven track-record of executing and integrating acquisitions and plant openings having successfully completed three acquisitions and three openings of idle facilities over the last five years.

The terms "Skyline Champion," "us," "we," "our," the "Company," and any other similar terms refer to Skyline Champion Corporation and its consolidated subsidiaries, unless otherwise indicated in this Annual Report.

Corporate Information

Skyline Champion Corporation was originally incorporated in Indiana in 1959 as Skyline Corporation. Following the completion of the Exchange, we changed our name to Skyline Champion Corporation. Our principal executive offices are located at 2520 By-Pass Road, Elkhart, Indiana 46515. Our website is located at www.skylinechampion.com. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report.

Business Strategies

We intend to continue to pursue opportunities to profitably grow our revenue at a rate in excess of the broader single-family housing market segment in the United States, as well as improve our operating margins by executing on the following strategic initiatives.

Capitalize on Favorable Manufactured Housing Demand Drivers

There have been a number of recent favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 65 years of age, the population of first-time home buyers and the population of households earning less than $50,000 per year. We intend to capitalize on these trends and drivers to grow our business. We believe that there is an opportunity for continued manufactured and modular construction market segment expansion driven by the foregoing trends and demand drivers, as well as construction labor shortages in certain regions (which tend to adversely and disproportionally impact supply and cost of site-built homes when compared to manufactured housing) and increased affordability of factory-built homes relative to site-built homes. We will seek to capture additional demand from manufactured housing communities that increase spending on expansion and development projects. In addition, if financing availability continues to improve and related regulation continues to ease, we believe that there will be an increase in the number of prospective customers who qualify for home loans for manufactured and modular homes. Finally, as one of only a limited number of manufactured homebuilders who have been approved for contracts with the Federal Emergency Management Agency (“FEMA”), and have historically provided housing assistance requirements following natural disasters and other housing emergencies.

Expand Sales in Existing, Adjacent and New Geographies and Segments

We design, produce, market, and transport a range of manufactured and modular homes, park model RVs, and commercial solutions. We believe the broad scope of our product and service offerings provide us advantages relative to other factory-built housing companies.

We have a track record of sales growth and have demonstrated our ability to broaden our manufacturing and retail presence through the successful execution of a balanced organic growth and acquisition-based strategy. We are focused on meeting increasing demand by using additional capacity within our existing operating footprint, opening idle manufacturing facilities, and by expanding existing plants in selected geographies. We have continued to grow our distribution through community relationships, park model sales, commercial and modular solutions and expanded retail operations.

We have also continued to develop relationships with manufactured housing finance providers to further accelerate our revenue growth opportunities. We intend to continue to expand our commercial platform. For example, in the hospitality sector we have increased our commercial construction visibility working with a leading global hospitality brand. We also intend to explore opportunities to acquire additional retail locations, manufacturing facilities, and factory-built housing competitors to supplement our organic growth initiatives.

Continue to Implement Operational Initiatives to Further Enhance Margins

We have been able to expand our operating margins over time as a result of increased volume, reduction of our material cost structure, and company-wide efforts focused on standardization and simplification of our operations. We are currently focused on a number of ongoing operational initiatives to further enhance our operating margins, including:

•	executing on integration synergies related to identified procurement, operational and labor cost saving opportunities as well as streamlining overlapping functions;
•	continuing to refine product offerings through product standardization;
•	enhancing product value to the customer through material substitution and improved design; and
•	focusing on operational excellence and production efficiency through further simplification of our manufacturing process.

Among other initiatives, we plan to further develop our modular platform, expand our commercial product lines, standardize our engineering and design platform, and better leverage our fixed costs from underutilized plants by routing additional demand to plants with excess capacity.

Expand and Maintain Quality Products through Innovation and Development

We plan to continue to innovate our home designs and home products to meet the needs of existing and new customers. We have received a number of awards from the Manufactured Housing Institute, the National Association of Home Builders, and others for our leadership in manufactured and modular home designs, craftsmanship and quality. We maintain an active dialogue with residential and commercial developers to identify demand trends and anticipate the needs of prospective homeowners. We also plan to continue to work closely with our suppliers to pilot new products and amenities, such as in-home smart technologies and luxury interior finishes.

Factory-Built Housing

A majority of our manufactured products are constructed in accordance with the U.S. Department of Housing and Urban Development (“HUD”) National Manufactured Home Construction and Safety Standards ("HUD code"). We produce a broad range of manufactured and modular homes under a variety of brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story, single-section, and Cape Cod style homes as well as multi-family units such as town homes, apartments, duplexes, and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and typically two full bathrooms. We also build park model RVs for resorts and campgrounds and commercial modular structures, including hotels, and student and workforce housing.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We also design and build energy efficient homes, and several of our U.S. manufacturing facilities are qualified to produce “Energy Star®” rated homes.

We have received a number of awards from the Manufactured Housing Institute (“MHI”), the National Association of Home Builders, and others for our leadership in manufactured and modular home designs, craftsmanship and quality.  Most recently we were awarded the Excellence in Home Design for Modular Homes and Single Section HUD Home by the National Association for Home Builders Award and Best New Home Design Award for Modular Homes Less than 2,000 Square Feet and Modular Home over 4,000 Square Feet by MHI.

The components and products used in factory-built housing are generally of the same quality as those used by other home builders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation have sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases.

Most completed factory-built homes have cabinets, wall coverings and electrical, heating and plumbing systems. HUD-code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or directly to the home site. Homes sold to builders and developers are generally transported directly to the home site. After the retail sale of a stock home to the consumer, the home is transported to the home site. At the home site, the home is placed on a foundation or otherwise affixed to the property and readied for occupancy typically by setup contractors. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks and garages.

We construct homes in indoor facilities using an assembly-line process employing approximately 100 to 200 production employees at each facility. Factory-built homes are constructed in one or more sections (also known as floors) on an affixed steel support frame that allows the sections to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed upon placement of the home at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

The production schedules of our homebuilding facilities are based upon customer orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates.  Because we produce homes to fill existing wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. Typically, a one to three-week supply of raw materials is maintained. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants.

At March 30, 2019, we had a backlog of home orders with wholesale sales values of approximately $142.7 million. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home. In response to accelerating demand, we have raised production levels by increasing our workforce size and capabilities. However, the constrained labor market is a key challenge to further increasing production to keep pace with increased order rates. In addition, we have implemented higher product pricing to offset rising input costs, including labor and material price increases.

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations across Texas and the Southeast U.S. marketed under the Titan Factory Direct brand. We maintain company-owned retail presence through 21 retail sales centers in Florida, Georgia, Louisiana, North Carolina, Oklahoma, Texas, and Virginia. We have benefited from the strategic expansion of our captive distribution to enhance the reach of our factory-built housing products directly to the homebuyer.

Each of our full-service retail sales centers has a sales office and a variety of display model homes of various sizes, floor plans, features, and prices that are displayed in a residential setting with sidewalks and landscaping. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. The collective benefits of our retail organization provide industry leadership with the expertise to be proactive to local economic conditions and ultimately provide affordable homes to value-conscious homebuyers.

During fiscal 2019, the average selling price for our factory-built homes was $60,600.  Manufactured home sales prices ranged from $30,000 to over $200,000. Retail sales prices of the homes, without land, generally ranged from $35,000 to over $250,000, depending upon size, floor plan, features and options.

Logistics

We operate a logistics business, Star Fleet, specializing in the transportation of manufactured homes and recreational vehicles from manufacturing facilities to retailers. Star Fleet’s delivery logistics are coordinated through dispatch terminals located in Idaho, Indiana, Oklahoma, Pennsylvania, and Texas. Star Fleet has strong relationships with its customer base, which consists of some of the largest manufactured housing companies (including our own factory-built housing products), recreational vehicle manufacturers and related product manufacturers in the U.S.

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $173.4 million as of March 30, 2019. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes.  During fiscal 2019, approximately 35% of our sales to independent retailers were financed by retailers under floor plan agreements with national lenders, while the remaining 65% were financed under various arrangements with local or regional banks or paid in cash.  We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced to an independent retailer.

Consumer Financing. Sales of factory-built homes are significantly affected by the availability, credit underwriting standards, and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: conforming mortgage loans which comply with the requirements of Federal Housing Administration (“FHA”), Department of Veterans Affairs (“VA”), Department of Agriculture (“USDA”) or Government-Sponsored Enterprise (“GSE”) loans; non-conforming mortgages for purchasers of the home and the land on which the home is placed; and personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD code homes).

Industry trade associations are working towards favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Federal law requires the GSEs to issue a regulation to implement the "Duty to Serve" requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the "Duty to Serve" obligation. These plans became effective on January 1, 2018. Each of the three-year plans is intended to establish steps to ensure home-only loans can be purchased in bulk prior to proceeding with a pilot program to purchase these loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Although some limited progress has been made in this area, meaningful positive impact in the form of increased home orders has yet to be realized.   In the second half of 2018, the GSEs also rolled out real property programs targeting to acquire over 12,000 land home purchase mortgages in 2019.

Market Overview

General. Factory-built housing provides an alternative to other forms of new low-cost housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2018 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10.5% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute ("MHI"), industry home shipments continue to improve, increasing to approximately 93,377 HUD code (or 93,265 excluding FEMA) units shipped during fiscal year 2019, compared to the 95,044 (or 90,629 excluding FEMA) units shipped during fiscal year 2018 and 85,550 (or 81,346 excluding FEMA) units shipped in fiscal year 2017. Annual shipments have increased each year since calendar year 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, the manufactured housing industry continues to operate at relatively low levels compared to historical shipment statistics.

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

Home Buyer Demographics. We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and married couples, first time home buyers and elderly or retired persons. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured and modular homes are attractive to households with higher incomes as an alternative to rental housing and condominiums, and are well suited to meet the needs of the retiree buyer in many markets.

The two largest manufactured housing consumer demographics, Millennials (generally defined as those born between 1981 – 1996) and Baby Boomers (generally defined as those born between 1946 – 1964), comprise the fastest growing populations. Millennials are generally first-time home buyers who may be attracted by the affordability, and diversity of style choices of factory-built homes. Baby Boomers are similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, and retail customer financing. Capital requirements for entry into the industry are relatively low.

According to MHI, in 2018, there were 35 producers of manufactured homes in the U.S. operating an estimated 133 production facilities. For calendar year 2018, the top 3 companies had a combined market share of HUD-code homes of approximately 77%, according to data published by Statistical Surveys, Inc. We estimate that there were approximately 4,000 industry retail locations throughout the U.S. during calendar year 2018.

Based on industry data reported by IBTS, in calendar year 2018 our U.S. wholesale market share of HUD-code homes sold was 16.3%, compared to 13.9% in calendar year 2017. We compete with approximately 34 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums.

There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the U.S., including Clayton Homes, Inc. and Cavco Industries. Certain of these competitors may possess greater financial, manufacturing, distribution and marketing resources.

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended, and the rules enacted thereunder.  Collectively known as the “HUD Code”, these regulations cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD Code they are pre-empted. Our modular homes and commercial structures are built to comply with applicable state and local building codes.  Our park model RV’s are built in conformance with the applicable ANSI standards.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act ("Truth-in-Lending Act") and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees chargeable pursuant to financing documents.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was passed into law. The Dodd-Frank Act was a sweeping piece of legislation designed to reform credit and lending practices after the global credit crisis of 2008. Although many rules have been implemented, the full impact will not be known for years as rule revisions and the enforcement of the rules continue to evolve. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Dodd-Frank Reform Act") was signed into law. The Dodd-Frank Reform Act revises portions of the Dodd-Frank Act, reduces the regulatory burden on smaller financial institutions, including eliminating provisions of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 ("SAFE Act"), and protects consumer access to credit. With the elimination of certain provisions of the SAFE Act, manufactured housing retailers can now assist home buyers with securing financing for the purchase of homes; however, they may not assist in negotiating the financing terms. This may enable buyers to more easily find access to financing.

The Housing and Economic Recovery Act of 2008 requires the GSEs to facilitate a secondary market for mortgages on housing for very low, low and moderate-income families in under-served markets, including manufactured housing. On January 30, 2017, the Federal Housing Finance Agency issued a final rule specifying the scope of GSE activities that are eligible to receive credit for compliance with the "Duty to Serve" rule after January 2018. On December 18, 2017, Both GSEs published their final Underserved Markets Plans for activities for the years beginning January 1, 2018, and continuing through 2020. Both GSEs have introduced initiatives to facilitate increased purchases of real property mortgages with manufactured homes under their existing single-family programs.  In addition, both GSEs have announced plans for small-scale pilot programs for home-only (chattel) loans secured by manufactured housing.

Governmental authorities enforcing these numerous laws and regulations can impose fines and/or seek injunctive relief for violations. We believe that our operations are in substantial compliance with the requirements of these applicable laws and regulations.

Seasonality

The housing industry is subject to seasonal fluctuations based on home buyer purchasing patterns. We typically experience decreased home buyer traffic during holidays and popular vacation periods. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal years 2018 and 2017, when we produced a limited number of disaster-relief homes for the FEMA.

The U.S. has experienced extreme weather events over the past few years resulting in widespread property damage. It has been widely reported that the overall economic toll in the affected market areas that have experienced severe weather events is substantial. There has been somewhat increased consumer demand for replacement of homes lost as a result of these events. This may include demand for additional disaster-relief manufactured home orders from federal and state agencies. The Company has initially participated by producing a limited number of disaster-relief homes for FEMA. These homes were built in factories located in unaffected regions of the country, primarily during the winter months, which lessened disruptions to existing order demand from our core customer base.

Employees

We have approximately 7,000 employees. We deem our relationship with our employees to be generally good. Currently, our manufacturing facilities in Canada employ approximately 850 workers, of which 700 are subject to five separate collective bargaining agreements. Two agreements, covering 400 employees, expire in November 2019 and June 2020.

Available Information

Our website address is www.skylinechampion.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the “SEC”).

ITEM 1A. RISK FACTORS

Our business involves a number of risks and uncertainties. You should carefully consider the following risks, together with the information provided elsewhere in this Annual Report. The items described below are not the only risks facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

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

The liquidity provided by GSEs and the FHA is also critical in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. The impact of the federal government’s conservatorship of GSEs on the short-term and long-term demand for new housing as well as any potential restructuring of the GSEs remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, financing, and the Company’s sales of new homes.

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

As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with the floor plan financing programs, the Company generally has separate agreements with the financing companies that require the Company to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. The Company’s contingent repurchase obligation as of March 30, 2019, was estimated to be approximately $173.4 million, without reduction for the resale value of the homes. The Company may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

If the Company is unable to establish or maintain relationships with independent distributors who sell its homes, the Company’s sales could decline and its operating results and cash flows could suffer.

Although the Company maintains its own factory direct retail business in select markets, it conducts a majority of its business through independent distributors. For example, over 90% of the Company’s shipments of homes in fiscal 2019 were made to independent distributors throughout the United States and western Canada. The Company may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell its homes. Even if the Company does establish and maintain relationships with independent distributors, these customers are not obligated to sell the Company’s homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom the Company has relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to similar industry, economic, demographic and seasonal trends that the Company faces. If the Company does not establish and maintain relationships with solvent independent distributors in the markets it serves, sales in those markets could decline, and if the Company cannot effect offsetting expansion of its factory-direct retail business, the Company’s operating results and cash flows could suffer.

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

For some of the components used in production, the Company depends on a small group of suppliers and the loss of any of these suppliers could affect the Company’s ability to obtain components in a timely manner or at competitive prices, which would decrease its sales and profit margins. Some components are sourced from foreign sources and delays in obtaining these components or the imposition of new or additional tariffs could result in increased costs and decreased sales and profit margins.

The Company depends on timely and sufficient delivery of components from its suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. Some of these components are foreign sourced and their supply is subject to disruption from government actions.  If the Company cannot obtain an adequate supply of these key components its sales could decline and its operating results and cash flows could suffer.

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

Our success depends on upon the skills, experience, and active participation of our senior management and key employees, including at our Titan Factory Direct and Star Fleet Trucking operations, many of whom have been with the Company for a significant number of years. In May 2019, we announced that our Chief Executive Officer, Keith Anderson, will retire on June 1 and will be succeeded by Mark Yost, our current Executive Vice President and President of U.S. Operations. This transition, in the Company’s senior management team or other key employees, as well any future changes may result in operational disruptions and changes to the strategy of Company’s business, so the Company’s business may be harmed as a result.  The Company’s business could be further disrupted and harmed if we were unable to find appropriate replacements on a timely basis following future departures.

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

Congress and the President may not timely approve budgets or appropriation legislation to facilitate the operations of the federal government, as was the case with the government shut-down that ended January 25, 2019. As a result, many federal agencies have historically and may again cease or curtail some activities. The affected activities include Internal Revenue Service (“IRS”) verification of loan applicants’ tax return information, the funding of orders by the FEMA as part of its disaster relief efforts, and approvals by the FHA and other government agencies to fund or insure mortgage loans under programs that these agencies operate. As many of the Company’s home buyers use these programs to obtain financing to purchase its homes, and many lenders require ongoing coordination with these and other governmental entities to originate home loans, a prolonged delay in the performance of their activities could prevent prospective qualified buyers of its homes from obtaining the loans they need to complete such purchases, which could lead to delays or cancellations of home sales. These and other affected governmental bodies could cause interruptions in various aspects of the Company’s business and investments. Depending on the length of disruption, such factors could have a material adverse impact on the Company’s results of operations and financial condition.

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

Changes in foreign exchange rates could adversely affect the value of the Company’s investments in Canada and cause foreign exchange losses.

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

Following the completion of the secondary offering of our common stock on September 25, 2018, affiliates of Bain Capital Credit, L.P., Centerbridge Partners, L.P. and MAK Capital (collectively, the “Principal Shareholders”) ceased to control a majority of the voting power of our common stock.  As a result, the Company is no longer a “controlled company” within the meaning of the NYSE corporate governance standards.

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

Following the consummation of the Exchange contemplated by the Exchange Agreement, the Company’s management has been integrating the operations, as well as financial and other systems, of Skyline and Champion Holdings. The Company’s management has been, and will continue to be, required to devote a great deal of time and attention to the process of integrating the operations while carrying on the ongoing operations. A significant degree of difficulty and management involvement is inherent in the integration process. The integration process includes but is not limited to:

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that the Company would prevent or detect a misstatement of its financial statements or fraud. Skyline identified a material weakness in its internal control over financial reporting as of May 31, 2017 as it relates to the accuracy and valuation of its inventory. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company has completed remediation measures on this material weakness. The Company is performing initial testing of the internal control framework for Champion Holdings and these activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

An impairment of all or part of our goodwill could adversely affect our operating results and net worth.

As of March 30, 2019, 25% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-Built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurred. See Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. A write off of all or part of our goodwill could adversely affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of March 30, 2019:

Location	Owned/Leased
United States
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Weiser, Idaho	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Worthington, Minnesota	Owned
Lillington, North Carolina	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Penticton, British Columbia	Owned
Kelowna, British Columbia	Leased
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned

We have corporate offices located in Elkhart, Indiana and Troy, Michigan. We also have 21 retail sales centers located across seven states in the U.S. and nine terminals for our logistics operations across five states in the U.S. The corporate office in Troy, MI, the retail sales centers and logistics depots are leased properties. The contractual lease term for our Troy, Michigan corporate office expires in December 2019. Four of the above facilities are encumbered under the revolving credit facility and two of the facilities are encumbered by the industrial revenue bonds. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

At March 30, 2019, we also own or lease five idle manufacturing facilities that could be utilized for additional production capacity.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of express and implied warranties, and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol SKY.

As of May 17, 2019, the Company had approximately 556 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

The Company does not currently pay dividends on our common stock and intends to retain all available funds and any future earnings for general corporate purposes. However, in the future, subject to the factors described below and our future liquidity and capitalization, the Company may change this policy and choose to pay dividends.

On May 31, 2018, Skyline paid a special cash dividend of $0.62381 per share of common stock to shareholders of record at the close of business on May 25, 2018. Prior to the completion of the Exchange, Champion Holdings made a capital distribution to its members equal to an aggregate of $65.3 million. Any future determination to pay dividends to shareholders will be at the sole discretion of the Company’s board of directors and will depend upon many factors, including general economic conditions, financial condition and results of operations, available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by the Company to its shareholders or by the Company’s subsidiaries and any other factors that the board of directors may deem relevant.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2014 to March 31, 2019, as compared with that of the Russell 3000 Index and Cavco Industries, Inc., which the Company has determined is its most comparable publicly-traded peer in the factory-built housing segment, based on an initial investment of $100 on March 31, 2014.

Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends. This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

	March 31, 2014	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019
Skyline Champion Corporation	$100.00	$58.51	$153.06	$155.70	$363.64	$314.05
Russell 3000	100.00	112.37	111.98	132.21	150.48	163.67
Cavco Industries, Inc.	100.00	95.68	119.13	148.37	221.48	149.82

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data regarding Skyline Champion for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data set forth below may not be indicative of our future performance.

	Fiscal Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016	March 28, 2015
	(Dollars in thousands)
Statement of Operations Data
Net Sales
U.S. Factory-Built Housing	$1,177,687	$860,488	$678,296	$573,945	$531,444
Canadian Factory-Built Housing	98,567	96,603	92,631	96,881	114,670
Corporate/Other	83,789	107,631	90,392	80,877	91,116
Total net sales	1,360,043	1,064,722	861,319	751,703	737,230
Cost of sales	1,114,684	887,611	717,364	638,571	649,798
Gross Margin	245,359	177,111	143,955	113,132	87,432
Selling, general and administrative expenses	270,158	122,582	105,175	92,394	87,279
Foreign currency transaction losses (gains)	123	(547)	3,688	3,173	11,309
Amortization of intangibles	4,820	487	442	407	444
Operating (loss) income	(29,742)	54,589	34,650	17,158	(11,600)
Net interest expense	3,290	4,185	4,264	3,658	2,848
Other expense (income)	8,271	7,288	2,380	632	(2,740)
(Loss) income from continuing operations before income taxes	(41,303)	43,116	28,006	12,868	(11,708)
Income tax expense (benefit)	16,905	27,316	(23,321)	2,640	5,018
Net (loss) income from continuing operations	(58,208)	15,800	51,327	10,228	(16,726)
Gain (loss) from discontinued operations	—	—	583	(10,248)	(641)
Net (loss) income	$(58,208)	$15,800	$51,910	$(20)	$(17,367)
Other financial information
Cash flows provided by continuing operations	$65,228	$31,623	$34,289	$37,258	$13,595
Cash flows (used in) provided by discontinued operations	—	—	(830)	(16,339)	2,049
Depreciation and amortization	16,079	8,260	7,245	6,258	6,953
Capital expenditures	12,092	9,442	6,955	3,712	3,882
Net property, plant and equipment	108,587	67,960	66,577	58,915	61,455
Total assets	699,954	395,398	328,021	255,349	284,348
Long-term debt	54,330	58,927	59,331	59,749	60,287

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s consolidated financial statements and the related notes that appear elsewhere in this Annual Report.

Overview

Champion Enterprises Holding, LLC (“Champion Holdings”) was formed as a Delaware limited liability company in 2010. Skyline Corporation (“Skyline”) was originally incorporated in Indiana in 1959. On June 1, 2018, Skyline Champion Corporation (the “Company”) was formed by Skyline and Champion Holdings combining their operations pursuant to the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between Skyline and Champion Holdings as described in further detail below.

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. At March 30, 2019, the Company operates 31 manufacturing facilities throughout the U.S. and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, market demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

In response to the increasing demand for factory-built housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. During the third quarter of fiscal 2019, the Company completed its expansion of the Corona, California facility by adding a second production line. In October 2017, the Company entered into a lease for two factory-built housing plants in Leesville, Louisiana, one of which the Company expects to begin operations in June 2019. The Company is expanding its Leola, Pennsylvania campus and opened an additional plant in April 2019. In September 2016, the Company, through a series of transactions, completed the purchase of the assets of Innovative Building Systems, LLC and its subsidiaries (“IBS” or the “IBS Acquisition”), which included five modular manufacturing facilities and two retail sales centers in the Northeast and Midwest U.S. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, one of the acquired modular facilities from IBS. The other former IBS facilities and retail lots remain idle. In addition to these strategic acquisitions, during fiscal 2017, the Company leased and opened a manufacturing facility in Benton, Kentucky as well as reopened a previously idled facility in Topeka, Indiana. The Topeka facility began operations in February 2017. Production at the Benton facility began in August 2016.

The Company has also focused on expansion of its company-owned retail operations, opening three additional retail sales centers during fiscal 2018 and five during fiscal 2017. Management believes retail expansion provides an opportunity to increase the Company’s presence in market segments that are not currently served through its independent retail network, while also providing for expansion and increased utilization of existing manufacturing operations.

These acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s HUD and modular homebuilding presence in the U.S. as well as improving the results of operations. These acquisitions and investments are included in the consolidated results for periods subsequent to their respective acquisition dates.

Combination with Skyline

On January 5, 2018, Champion Holdings and Skyline entered into an Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for fiscal 2019 are comprised of: 1) the results of Champion Holdings through June 1, 2018 and 2) the combined operations of the Company, after giving effect to the Exchange, from June 1, 2018 through March 30, 2019. All fiscal periods presented prior to fiscal 2019 are comprised solely of the results of Champion Holdings, unless otherwise noted.

Industry and Company Outlook

For fiscal 2019, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. During fiscal 2019, industry shipments of HUD-code homes were 93,377 (or 93,265 excluding FEMA) units compared to 95,044 (or 90,629 excluding FEMA) units shipped in same period of the prior year. The Company’s HUD market share during those periods was 16.6% versus 13.9% in the comparable period of the prior year. Sales of HUD-code homes have increased since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is approximately 222,000 units per year.

The Company measures and reports on U.S. modular market share three months in arrears. Industry shipments of modular homes in the U.S. of 15,530 during the twelve months ended December 31, 2018 was 9.8% higher than the 14,149 units shipped in the comparable period of 2017. The Company’s modular market share during these periods was 13.1% and 11.1%, respectively. Modular home sales across the industry have generally been stable since 2009. During fiscal 2019, approximately 18% of the Company’s U.S. manufacturing sales were modular. The Company’s modular home presence has improved, in part, due to the IBS Acquisition.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2019 VS. 2018

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018

Results of Operations Data:
Net sales	$1,360,043	$1,064,722
Cost of sales	1,114,684	887,611
Gross profit	245,359	177,111
Selling, general and administrative expenses	275,101	122,522
Operating (loss) income	(29,742)	54,589
Interest expense, net	3,290	4,185
Other expense	8,271	7,288
(Loss) income from operations before income taxes	(41,303)	43,116
Income tax expense	16,905	27,316
Net (loss) income	$(58,208)	$15,800

Reconciliation of Adjusted EBITDA:
Net (loss) income	$(58,208)	$15,800
Income tax expense	16,905	27,316
Interest expense, net	3,290	4,185
Depreciation and amortization	16,079	8,260
Equity-based compensation (for awards granted prior to December 31, 2018)	101,025	642
Foreign currency transaction loss (gain)	123	(548)
Transaction costs	8,201	7,267
Acquisition integration costs	7,966	406
Restructuring costs	1,640	—
Gain on sale of non-operating facilities	—	(106)
Lower of cost or market adjustment of development inventory	—	1,165
Other	70	221
Adjusted EBITDA	$97,091	$64,608
As a percent of net sales:
Gross profit	18.0%	16.6%
Selling, general and administrative expenses	20.2%	11.5%
Operating (loss) income	(2.2%)	5.1%
Net (loss) income	(4.3%)	1.5%
Adjusted EBITDA	7.1%	6.1%

NET SALES

The following table summarizes net sales for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Net sales	$1,360,043	$1,064,722	$295,321	27.7%
U.S. manufacturing and retail net sales	$1,177,687	$860,488	$317,199	36.9%
U.S. homes sold	19,443	16,140	3,303	20.5%
U.S. manufacturing and retail average home selling price	$60.6	$53.3	$7.3	13.6%
Canadian manufacturing net sales	$98,567	$96,603	$1,964	2.0%
Canadian homes sold	1,232	1,266	(34)	(2.7%)
Canadian manufacturing average home selling price	$80.0	$76.3	$4	4.8%
Corporate/Other net sales	$83,789	$107,631	$(23,842)	(22.2%)
U.S. manufacturing facilities in operation at year end	31	23	8	34.8%
U.S. retail sales centers in operation at year end	21	21	—	—%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2019 were $1,360.0 million, an increase of $295.3 million, or 27.7% over fiscal 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for fiscal 2019 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $317.2 million, or 36.9%. The number of homes sold during fiscal 2019 increased by 3,303 units, or 20.5%. The net sales increase was attributable to the following factors including: (i) the inclusion of net sales of $218.8 million for the Skyline operations for the period following the completion of the Exchange; and (ii) a 13.6% increase in the average home selling price as a result of product mix and pricing actions to offset the impact of fluctuating material and labor costs.

The Company’s U.S. HUD market share for fiscal 2019 grew to 16.6% from 13.9% in the prior year due, primarily, to the inclusion of Skyline operations. U.S. HUD industry units shipped during fiscal 2019 were 93,377 which represented a slight decrease from the 95,044 units in the prior year. U.S. HUD industry shipments for fiscal 2019 did not include any FEMA disaster relief homes, according to data published by the Manufactured Housing Institute. Fiscal 2019 industry shipments include the sale of 112 disaster relief homes produced for the Federal Emergency Management Agency (“FEMA”) compared to 4,415 in fiscal 2018.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $2.0 million, or 2.0% for fiscal 2019 compared to the same period in the prior year, primarily due to a 4.8% increase in average selling price, which was a result of pricing actions taken by the Company to offset the impact of rising material and labor costs. This increase was offset by a 2.7% decrease in homes sold.  Net sales had an unfavorable impact of $1.9 million as a result of changes in exchange rates utilized for translation of Canadian dollars to U.S. dollars during fiscal 2019 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For fiscal 2019, net sales decreased $23.8 million, or 22.2%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Gross profit:
U.S. Factory-built Housing	$214,142	$143,632	$70,510	49.1%
Canadian Factory-built Housing	18,309	18,415	(106)	(0.6%)
Corporate/Other	12,908	15,064	(2,156)	(14.3%)
Total gross profit	$245,359	$177,111	$68,248	38.5%
Gross profit as a percent of net sales	18.0%	16.6%

Gross profit as a percent of sales during fiscal 2019 was 18.0% compared to 16.6% during fiscal 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $70.5 million, or 49.1%, during fiscal 2019 compared to the prior year. Gross profit was 18.2% as a percent of segment net sales for fiscal 2019 compared to 16.7% in the prior year. The 150 basis point increase in gross profit as a percent of sales is due to a combination of factors. The Company has benefited from the synergy capture from the Exchange with Skyline and continues to standardize its core product design and material purchases which allow for more efficient production for its supply chain and helps to mitigate material commodity fluctuations. The Company also continues to focus on better understanding its cost structure and discontinuing models and options that customers do not value.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased $0.1 million, or 0.6%, during fiscal 2019 compared to the prior year and decreased to 18.6% as a percent of segment net sales from 19.1%. The decrease is primarily due to lower sales volume.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $2.2 million, or 14.3%, during fiscal 2019 compared to the same period in the prior year. However, Corporate/Other gross profit improved as a percent of segment net sales to 15.4% from 14.0%. Although overall the transportation business activity was lower than the prior year, gross margins improved as a percent of sales due to product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include foreign currency transaction gains and losses, equity compensation and intangible amortization expense. The following table summarizes selling, general and administrative expenses for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Selling, general and administrative expenses:
U.S. Factory-built Housing	$116,379	$83,486	$32,893	39.4%
Canadian Factory-built Housing	9,058	8,768	290	3.3%
Corporate/Other	149,664	30,268	119,396	394.5%
Total selling, general and administrative expenses	$275,101	$122,522	$152,579	124.5%
Selling, general and administrative expense as a percent of net sales	20.2%	11.5%

Selling, general and administrative expenses were $275.1 million for fiscal 2019, an increase of $152.6 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $32.9 million, or 39.4%, during fiscal 2019 as compared to the prior year. The increase was primarily a result of an increase of $14.5 million related to the inclusion of the Skyline operations subsequent to the Exchange, an increase of $8.7 million related to higher sales commissions and incentive compensation (which is generally based on sales volume or a measure of profitability), an increase of $4.3 million for additional amortization related to the Exchange, an increase of approximately $1.0 million related to investments in plant ramp up of previously idled facilities, and $1.9 million of other administrative and marketing costs. As a result of the increases above, selling, general and administrative expenses, as a percent of segment net sales, was 9.9% for fiscal 2019 compared to 9.7% during fiscal 2018.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment increased $0.3 million, or 3.3%, during fiscal 2019 as compared to fiscal 2018. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 9.2% for fiscal 2019 compared to 9.1% for fiscal 2018.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other increased $119.4 million during fiscal 2019 as compared to fiscal 2018. The increase is primarily a result of an increase of $101.4 million in non-cash, equity-based compensation expense, an increase of $7.6 million increase for Skyline integration costs, an increase of $3.1 million of costs related to the inclusion of the Skyline corporate departments subsequent to the Exchange, an increase of $2.4 million in legal and professional fees, and an increase of $1.6 million of restructuring costs primarily related to redundant corporate and administrative costs subsequent to the Exchange.

INTEREST EXPENSE

The following table summarizes the components of interest expense, net for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Interest expense	$5,333	$5,133	$200	3.9%
Interest income	(2,043)	(948)	(1,095)	115.5%
Interest expense, net	$3,290	$4,185	$(895)	(21.4%)
Average outstanding floor plan payable	$32,288	$21,739
Average outstanding long-term debt	$58,959	$59,604

Interest expense, net was $3.3 million for fiscal 2019, a decrease of $0.9 million compared to the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities.

OTHER EXPENSE

The following table summarizes other expense for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Other expense	$8,271	$7,288	$983	13.5%

Other expense for fiscal 2019 primarily consisted of $8.2 million of expenses for legal, accounting, and advisory services related to the Exchange and four offerings of the Company’s common stock subsequent to the Exchange (“Offerings”), as well as $0.1 million for the deductible on an insured loss at one of the Company’s retail sales centers. During fiscal 2018, the Company incurred $7.3 million of expenses related to legal and accounting services associated with the Exchange.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Income tax expense	$16,905	$27,316	$(10,411)	(38.1%)
Effective tax rate	(40.9%)	63.4%

Income tax expense for fiscal 2019 was $16.9 million, representing an effective tax rate of (40.9)%, compared to income tax expense of $27.3 million, representing an effective tax rate of 63.4%, for fiscal 2018.

The Company’s effective tax rate for fiscal 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, many of which were a result of the Exchange, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for fiscal 2018 differed from the blended federal statutory rate of 31.5% primarily due to the remeasurement of U.S. deferred tax assets and liabilities at the new corporate income tax rate of 21%, from 35% due to the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act ”) as well as the effect of non-deductible expense, state and local income taxes, and results of operations in foreign jurisdictions and non-taxable entities.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	Change	% Change

Net (loss) income	$(58,208)	$15,800	$(74,008)	*
Income tax expense	16,905	27,316	(10,411)	(38.1%)
Interest expense, net	3,290	4,185	(895)	(21.4%)
Depreciation and amortization	16,079	8,260	7,819	94.7%
Equity-based compensation (for awards granted prior to December 31, 2018)	101,025	642	100,383	*
Foreign currency transaction loss (gain)	123	(548)	671	(122.4%)
Transaction costs	8,201	7,267	934	12.9%
Acquisition integration costs	7,966	406	7,560	*
Restructuring costs	1,640	—	1,640	*
Gain on sale of non-operating facilities	—	(106)	106	*
Lower of cost or market adjustment of development inventory	—	1,165	(1,165)	*
Other	70	221	(151)	(68.3%)
Adjusted EBITDA	$97,091	$64,608	$32,483	50.3%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2019 was $97.1 million, an increase of $32.5 million over fiscal 2018. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange, and the Offerings and the integration of Skyline. The increase in operating income is primarily due to improvements in sales volumes and gross profit margins as a percent of net sales partially offset by higher selling, general and administrative costs. See Adjusted EBITDA definition under Non GAAP Measures below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

Pro Forma Results of Operations

In addition to the analysis of historical results of operations, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes unaudited supplemental pro forma results of operations for the fiscal 2019 and 2018. The unaudited pro forma results of operations reflect pro forma adjustments to the results of the Company to give effect to the Exchange and the related financing transactions (the “Financing”) as if they had occurred on April 2, 2017, the beginning of fiscal 2018.

The unaudited pro forma condensed combined financial information of the Company combines the accounting periods of Champion Holdings and Skyline Corporation. Champion Holdings and Skyline had different fiscal year ends. Regulation S-X, Rule 11-02(c)(3) allows the combination of financial information for companies if their fiscal years end within 93 days of each other. Skyline’s results for these periods were derived from their unaudited consolidated income statements. Champion Holdings’ historical results are derived from Champion Holdings’ consolidated statements of operations for fiscal 2019 and 2018.

The unaudited pro forma adjustments, for activities up to the date of the Exchange, include:

•	Adjustments to depreciation expense for the stepped-up basis of property, plant and equipment;
•	Adjustments to the amortization of intangible assets recognized in connection with the Exchange;
•	Adjustments to interest expense for the elimination of historical interest expense and amortization of deferred financing fees on retired debt;
•	Recognition of interest expense and amortization of deferred financing fees on the new revolving credit agreement;

•	Adjustments to eliminate expenses incurred directly related to the Exchange;
•	Adjustments to eliminate one-time equity-based compensation incurred directly related to the Exchange;
•	Adjustments to eliminate the net currency translation gains and losses on certain intercompany debt;
•	Adjustments to eliminate the management fee, plus reimbursable expenses, paid by Champion Holdings to its primary investors under a management service agreement; and
•	Adjustments to reflect tax expense for the unaudited pro forma adjustments

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018
	(unaudited)
Pro Forma Results of Operations Data:
Net sales	$1,405,847	$1,297,159
Cost of sales	1,152,772	1,090,349
Gross profit	253,075	206,810
Selling, general and administrative expenses	272,277	148,475
Operating (loss) income	(19,202)	58,335
Interest expense, net	3,175	3,797
Other expense	1,858	94
(Loss) income from operations before income taxes	(24,235)	54,444
Income tax expense	19,225	28,789
Net (loss) income	$(43,460)	$25,655

Reconciliation of Pro Forma Adjusted EBITDA:
Net (loss) income	$(43,460)	$25,655
Income tax expense	19,225	28,789
Interest expense, net	3,175	3,797
Depreciation and amortization	17,244	16,065
Equity-based compensation (for awards granted prior to December 31, 2018)	93,132	916
Foreign currency transaction loss (gain)	123	(176)
Transaction costs	1,788	—
Acquisition integration costs	7,966	386
Restructuring costs	1,640	1,132
Gain on sale of non-operating facilities	—	(2,104)
Lower of cost or market adjustment of development inventory	—	1,165
Other	70	328
Adjusted EBITDA	$100,903	$75,953
As a percent of net sales:
Gross profit	18.0%	15.9%
Selling, general and administrative expenses	19.4%	11.4%
Operating (loss) income	(1.4%)	4.5%
Net (loss) income	(3.1%)	2.0%
Adjusted EBITDA	7.2%	5.9%

Pro Forma Net Sales: Pro forma net sales for fiscal 2019 were $1,405.8 million compared to $1,297.2 million in the prior year, an increase of $108.6 million. The increase was attributable to an increase in number of units sold, and an increase in the average home selling price as a result of product mix and pricing actions to offset the impact of fluctuating material and labor costs and plant operating improvements.

Pro Forma Gross Profit: Pro forma gross profit increased $46.3 million during fiscal 2019 the compared to the same period of the prior year and improved as a percent of net sales to 18.0% from 15.9%. The increase in gross profit as a percent of net sales is consistent with the synergy capture, operational improvements and product rationalization actions taken by the Company as discussed above. The continued standardization of product design and material purchases has allowed for more efficient production for the Company and its supply chain and helped to mitigate the effects of commodity and labor fluctuations occurring in the market place.

Pro Forma Selling, General and Administrative Expenses: Pro forma selling, general and administrative expenses were $272.3 million for fiscal 2019 as compared to $148.5 million for fiscal 2018. The increase was primarily the result of increased non-cash, equity-based compensation expense of $92.2 million, increased sales commissions and incentive compensation of $9.4 million (which is generally based on sales volume or a measure of profitability), and increased costs incurred with the integration of the Skyline operations of $7.6 million.

Pro Forma Interest Expense, Net: Pro forma interest expense, net was $3.2 million for fiscal 2019, a decrease of $0.6 million from the same period of the prior year. The overall decrease is primarily attributable to additional interest income earned from higher average cash balances invested in short-term facilities.

Pro Forma Other Expense: Other expense for fiscal 2019 primarily consists of expenses for legal, accounting and advisory services attributable to the Exchange and the Offerings.

Pro Forma Income Tax Expense: During fiscal 2019, the Company had pro forma income tax expense of $19.2 million and an effective tax rate of (79.3%), compared to income tax expense of $28.8 million at an effective tax rate of 52.9% during fiscal 2018. Prior to the completion of the Exchange, Skyline recognized no income tax expense or benefit as a result of historical operating loss carryforwards which had a full valuation allowance. A portion of the valuation allowance was reversed upon completion of the Exchange, however, that reversal did not have an impact on the pro forma results of operations. The pro forma income tax effects are a result of the income tax effects of the Company discussed above plus the tax impact of the pro forma adjustments.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at March 30, 2019 totaled $142.7 million compared to $154.8 million at March 31, 2018. Although backlog increased as a result of the Exchange, overall it was lower than the prior year. Backlog at March 31, 2018 was higher than normal in part a result of pent up demand for core products caused by the production of FEMA units in the third and fourth fiscal quarters of fiscal 2018. In addition, backlog for the Canadian operations was lower due to an overall softening in the Canadian economy and housing markets.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2018 VS. 2017

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017

Results of Operations Data:
Net sales	$1,064,722	$861,319
Cost of sales	887,611	717,364
Gross profit	177,111	143,955
Selling, general and administrative expenses	122,522	109,305
Operating income	54,589	34,650
Interest expense, net	4,185	4,264
Other expense	7,288	2,380
Income from continuing operations before income taxes	43,116	28,006
Income tax expense (benefit)	27,316	(23,321)
Net income from continuing operating	15,800	51,327
Gain from discontinued operations	—	(583)
Net Income	$15,800	$51,910

Reconciliation of Adjusted EBITDA:
Net income from continuing operating	$15,800	$51,910
Gain from discontinued operations	—	(583)
Income tax expense	27,316	(23,321)
Interest expense, net	4,185	4,264
Depreciation and amortization	8,260	7,245
Equity-based compensation	642	608
Foreign currency transaction (gain) loss	(548)	3,688
Transaction costs	7,267	2,356
Acquisition integration costs	406	—
Gain on sale of non-operating facilities	(106)	(902)
Lower of cost or market adjustment of development inventory	1,165	—
Other	221	182
Adjusted EBITDA	$64,608	$45,447
As a percent of net sales:
Gross profit	16.6%	16.7%
Selling, general and administrative expenses	11.5%	12.7%
Operating income	5.1%	4.0%
Net income from continuing operating	1.5%	6.0%
Adjusted EBITDA	6.1%	5.3%

NET SALES

The following table summarizes net sales for the fiscal 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Net sales	$1,064,722	$861,319	$203,403	23.6%
U.S. manufacturing and retail net sales	$860,488	$678,296	$182,192	26.9%
U.S. homes sold	16,140	13,187	2,953	22.4%
U.S. manufacturing and retail average home selling price	$53.3	$51.4	$1.9	3.7%
Canadian manufacturing net sales	$96,603	$92,631	$3,972	4.3%
Canadian homes sold	1,266	1,261	5	0.4%
Canadian manufacturing average home selling price	$76.3	$73.5	$3	3.9%
Corporate/Other net sales	$107,631	$90,392	$17,239	19.1%
U.S. manufacturing facilities in operation at year end	23	22	1
U.S. retail sales centers in operation at year end	21	18	3
Canadian manufacturing facilities in operation at year end	5	5	––

Net sales for fiscal 2018 were $1,064.7 million, an increase of $203.4 million or 23.6% over fiscal 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the majority of the overall growth in net sales for fiscal 2018. Net sales of homes for both the U.S. manufacturing and retail operations increased by $182.2 million, or 26.9%, compared to net sales in fiscal 2017. The number of homes sold in fiscal 2018 increased by 2,953 units, or 22.4%, compared to fiscal 2017. This increase was attributable to several factors including: (i) increased manufacturing capacity in fiscal 2018 as a result of the footprint expansion actions in fiscal 2017; (ii) additional retail sales centers in operation during the year; (iii) the Company’s ability to generate additional output at its existing facilities to meet increasing market demand as a result of plant operating improvements; and (iv) a 3.7% increase in the average home selling price in fiscal 2018 as a result of increased market demand and pricing actions to offset the impact of rising material and labor costs. During fiscal 2018, net sales at manufacturing and retail sales centers opened during fiscal 2018 and 2017 had incremental sales of $103.6 million year-over-year as compared to fiscal 2017.

As a result of the capacity and operational improvements discussed above, the Company’s U.S. HUD market share for fiscal 2018 grew to 13.9% from 12.7% in fiscal 2017. The overall market also grew during the Company’s fiscal 2018 as shipments of factory-built HUD homes were 11.1% higher than the same period of the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased $4.0 million in fiscal 2018, compared to fiscal 2017, primarily as the result of an increase in average selling price of 3.8% on essentially equivalent homes sold volume. Sales growth in the Canadian markets, particularly in Alberta and Saskatchewan, continued to lag increases in other markets as a result of the economic impact in Canada of reduced oil prices in recent years. The increase in average selling price is primarily a result of pricing actions to offset the effect of higher material and labor costs, similar to those impacting the U.S. Factory-built Housing segment. Additionally, during the Company’s fiscal 2018, the Canadian dollar strengthened in relation to the U.S. dollar resulting in an increase in net sales of approximately $2.1 million, compared to fiscal 2017.

Corporate/Other:

Net sales for corporate/other include the Company’s transportation business and the elimination of intersegment sales. The 19.1% increase in fiscal 2018 from 2017 was driven by higher delivery activity of recreational vehicles caused by increasing industry demand.

GROSS PROFIT

The following table summarizes gross profit for the fiscal years ended March 31, 2018 and April 1, 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Gross profit:
U.S. Factory-built Housing	$143,632	$110,418	$33,214	30.1%
Canadian Factory-built Housing	18,415	19,425	(1,010)	(5.2%)
Corporate/Other	15,064	14,112	952	6.7%
Total gross profit	$177,111	$143,955	$33,156	23.0%
Gross profit as a percent of net sales	16.6%	16.7%

Gross profit as a percent of net sales was 16.6% in fiscal 2018 compared to 16.7% in fiscal 2017. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $33.2 million in fiscal 2018 compared to fiscal 2017 and improved to 16.7% as a percent of segment net sales from 16.3% in fiscal 2017. The increase was a result of a combination of the additional sales volume discussed above and higher gross margins. Although material prices and labor costs have been increasing in recent periods, the Company was able to offset those effects with price increases, operational improvements and product rationalization. The Company continued to standardize product design and material purchases which allowed for more seamless production for its supply chain and helped to mitigate the commodity inflation occurring in the marketplace. In the same effort to streamline production, the Company continued to focus on better understanding its cost structure and discontinued models and options that customers did not value. Finally, the U.S. manufacturing plants have increased output which allowed for better leverage of fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.0 million during fiscal 2018 compared to fiscal 2017 and declined to 19.1% as a percent of segment net sales from 21.0% in fiscal 2017. Due to general economic conditions in western Canada, the operations were not able to entirely offset the effects of commodity inflation and rising labor costs. In addition, gross profit was lower as a percent of net sales as a result of a shift in product mix.

Corporate/Other:

Corporate/Other gross profit increased $1.0 million in fiscal 2018 compared to fiscal 2017, however, as a percent of segment net sales decreased to 14.0% from 15.6% in fiscal 2017. The decrease was primarily the result of an increase in brokerage activity that experiences lower gross profits than traditional delivery operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

The following table summarizes selling, general and administrative expenses for the fiscal years ended March 31, 2018 and April 1, 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Selling, general and administrative expenses:
U.S. Factory-built Housing	$83,486	$67,872	$15,614	23.0%
Canadian Factory-built Housing	8,768	7,819	949	12.1%
Corporate/Other	30,268	33,614	(3,346)	(10.0%)
Total selling, general and administrative expenses	$122,522	$109,305	$13,217	12.1%
Selling, general and administrative expense as a percent of net sales	11.5%	12.7%

Selling, general and administrative expenses were $122.5 million in fiscal 2018, an increase of $13.2 million from fiscal 2017. The following is a summary of the change by operating segment.

U.S Factory-built Housing:

The U.S. Factory-built Housing segment had a $15.6 million increase in selling, general and administrative expenses in fiscal 2018 as compared to fiscal 2017. The increase was primarily the result of: (i) an increase in salaries and benefits of $5.4 million, generally a result of increased compensation and administrative headcount to facilitate expanding capacity; (ii) incentive compensation, which is generally based on a measure of profitability, was $4.6 million higher in fiscal 2018 than in fiscal 2017; and (iii) other administrative costs, including professional fees, IT and sales and marketing costs, which were $1.8 million higher in fiscal 2018, generally a result of required support for growth. Although total costs were higher, as a percent of segment net sales, selling, general and administrative expenses for fiscal 2018 were 9.7% compared to 10.0% in fiscal 2017.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment had a 12.1% increase in selling, general and administrative expenses in fiscal 2018 compared to fiscal 2017. The increase was primarily due to the effect of the translation of foreign denominated cash, which has an unfavorable year-over-year impact of $0.6 million. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 9.1% in fiscal 2018 and 8.4% in 2017.

Corporate/Other:

Selling, general and administrative costs for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. The decrease of $3.3 million in fiscal 2018 from 2017 was primarily due to gains and losses on certain intercompany debt denominated in foreign currencies. In fiscal 2017, currency losses were $4.0 million compared to currency gains of $0.8 million in fiscal 2018. The intercompany debt was retired subsequent to March 31, 2018 per the terms of the Exchange Agreement. The remaining selling, general and administrative costs were higher in fiscal 2018 primarily as a result of increased incentive compensation.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for fiscal 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Interest expense	$5,133	$4,646	$487	10.5%
Interest income	(948)	(382)	(566)	(148.2%)
Interest expense, net	$4,185	$4,264	$(79)	(1.9%)
Average outstanding floor plan payable	$21,739	$16,975
Average outstanding long-term debt	$59,604	$59,980

Interest expense, net was $4.2 million in fiscal 2018, a decrease of $0.1 million from fiscal 2017. The overall change related to increases in both interest income and expense during the period that generally offset. Interest expense increased $0.5 million as a result of the increase in average outstanding borrowings on floor plan financing arrangements. Floor plan payables were used to finance retail inventory at company-owned retail sales centers and the increase in outstanding borrowings is consistent with the expanded footprint for the U.S. retail operations discussed above. Interest income increased $0.6 million as a result of an increase in interest generated from higher average cash balances on hand throughout fiscal 2018 and increased investments in short-term cash equivalents.

OTHER EXPENSE

The following table summarizes other expense for fiscal 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Other expense	$7,288	$2,380	$4,908	206.2%

Other expense for fiscal 2018 primarily consists of $7.2 million of legal, accounting and other transaction costs for the Exchange. Other expense for fiscal 2017 primarily consists of $1.7 million of costs for the IBS Acquisition and the acquisition of new retail sales centers, and $0.4 million of legal and accounting fees related to the disposition of the Company’s U.K. operations.

Income Tax Expense (Benefit)

The following table summarizes income tax expense (benefit) for the fiscal years ended March 31, 2018 and April 1, 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Income tax expense	$27,316	$(23,321)	$50,637	(217.1%)
Effective tax rate	63.4%	(83.3%)

During fiscal 2018, the U.S. government enacted the Tax Act which made several changes to the U.S. Internal Revenue Code of 1986, including among other things, a reduction of the corporate income tax rate from 35% to 21%. Since the Company’s fiscal year ended March 31, 2018, the current U.S. corporate income tax rate under the Tax Act was a blended rate of 31.5%. The effective tax rate in fiscal 2018 was higher than the federal statutory blended rate of 31.5%, largely attributable to the recognition of a $3.3 million foreign investment basis difference and $9.4 million of tax expense due to the deferred tax rate change as a result of the Tax Act.

The negative effective tax rate in fiscal 2017 was primarily a result of a $35.9 million income tax benefit recognized for the release of the valuation allowance on deferred tax assets in the U.S. During fiscal 2017, the Company evaluated the realizability of its deferred tax assets and determined it was more likely than not that its net deferred tax assets would be realized.

Gain from Discontinued Operations

The following table summarizes gain from discontinued operations for fiscal 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Gain from discontinued operations	$—	$(583)	$583	(100.0%)

During fiscal 2016, the Company committed to a plan to dispose of its U.K. operations, and therefore, classified the results of operations of its U.K. subsidiaries as discontinued and the assets and liabilities as held for sale. The Company recognized a net gain on discontinued operations in fiscal 2017 of $0.6 million. The net gain includes the U.K. operating losses for the period up to the disposition and the net impact of recognizing historical cumulative translation adjustments upon the final disposition. The sale of the U.K. operations was completed on January 20, 2017. Prior to the disposition, the Company accounted for cumulative currency translation adjustments on invested assets and liabilities, and pension actuarial losses in accumulated other comprehensive income. Upon final disposition, $8.3 million of net cumulative gains for these items were reclassified from accumulated other comprehensive income to net income.

Adjusted EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 31, 2018	April 1, 2017	Change	% Change

Net income	$15,800	$51,910	$(36,110)	(69.6%)
Gain from discontinued operations	—	(583)	583	*
Income tax expense	27,316	(23,321)	50,637	*
Interest expense, net	4,185	4,264	(79)	(1.9%)
Depreciation and amortization	8,260	7,245	1,015	14.0%
Equity-based compensation	642	608	34	5.6%
Foreign currency transaction gain	(548)	3,688	(4,236)	(114.9%)
Transaction costs	7,267	2,356	4,911	*
Acquisition integration costs	406	—	406	*
Gain on sale of non-operating facilities	(106)	(902)	796	(88.2%)
Lower of cost or market adjustment of developmental inventory	1,165	—	1,165	*
Other	221	182	39	21.4%
Adjusted EBITDA	$64,608	$45,447	$19,161	42.2%

* indicates that the calculated percentage is not meaningful.

Adjusted EBITDA for fiscal 2018 was $64.6 million, an increase of $19.2 million over fiscal 2017. The primary driver of the change from fiscal 2017 was a $19.9 million increase in operating income which was driven by the increase in operating activities and the relative reduction in direct and indirect operating expenses as a percent of sales as discussed above. See Adjusted EBITDA definition under Non GAAP Measures below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal years 2019, 2018 and 2017:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017

Net cash provided by (used in)
Operating activities	$65,228	$31,623	$33,459
Investing activities	(2,030)	(8,621)	(18,737)
Financing activities	(72,518)	10,336	3,694
Effect of exchange rate changes on cash and cash equivalents	(662)	586	(586)
Net (decrease) increase in cash and cash equivalents	(9,982)	33,924	17,830
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692	84,862
Cash, cash equivalents and restricted cash at end of period	$126,634	$136,616	$102,692

The Company’s primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. Cash balances and cash flow from operations for the next year are expected to be adequate to fund capital expenditures. The level of cash availability is projected to be in excess of cash needed to operate the business for the next year. In the event operating cash flow is inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities increased from $31.6 million in fiscal year 2018 to $65.2 million in 2019.  The increase was primarily due to an increase in operating income after adding back non-cash related expenses such as equity-based compensation, depreciation and amortization, which increased due to the Exchange with Skyline and overall operating improvement. The increase was partially offset by costs associated with the integration of the Skyline operations of $8.0 million. Cash provided by operating activities was relatively stable at $31.6 million in fiscal year 2018 versus $33.4 million in 2017. Operating income increased by approximately $19.9 million from 2017 to 2018 but was offset by higher cash tax payments, transaction costs associated with the Exchange, and net cash outflows for changes in operating assets and liabilities.

Cash used in investing activities was $2.0 million in fiscal year 2019 versus $8.6 million in 2018. The $6.6 million decrease was mainly due to the $9.7 million cash assumed in the Exchange, offset by an increase in capital expenditures of $2.6 million.  Cash used in investing activities in fiscal year 2017 was $18.7 million versus $8.6 million in 2018. The decrease in fiscal 2018 was a result of cash used in the IBS Acquisition of $14.3 million in fiscal 2017, offset by an additional $2.5 million of capital expenditures for the purchase of property, plant and equipment and $4.5 million less cash received in fiscal 2018 for the sale of non-operating assets.
Cash used in financing activities in fiscal 2019 was mainly related to Champion Holdings members’ capital distribution of $65.2 million, completed in conjunction with the Exchange with Skyline and a paydown on revolving debt of $5.0 million. Cash provided by financing activities was $6.6 million higher in fiscal 2018 than in fiscal 2017, primarily as a result of an increase in net borrowings on floor plan payables of $7.9 million.

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility.  The interest rate on the Credit Agreement is based on LIBOR and was 4.1% at March 30, 2019.  The Company had $37.1 million available to borrow against the Credit Agreement at March 30, 2019.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table presents a summary of payments due by period for the Company’s contractual obligations for long-term debt and operating leases as of March 30, 2019:

	Payments due by period: After March 30, 2019 (1) (2)
(Dollars in thousands)	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years

Revolving credit facility maturing in 2023	$41,900	$—	$—	$41,900	$—
Obligations under industrial revenue bonds due 2029	12,430	—	—	—	12,430
Operating leases	18,455	5,302	6,842	3,313	2,998
Total	$72,785	$5,302	$6,842	$45,213	$15,428

(1) The variable interest on outstanding debt obligations is not included in the repayment information.

(2)   Based on the outstanding debt obligations and variable rates in effect at March 30, 2019, the estimated annual interest expense on the revolving credit facility and industrial revenue bonds would be $2.1 million.

Credit Facility

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement will adjust based on the first lien net leverage of the Company which will range from a high of LIBOR plus 2.25% and ABR plus 1.25% when first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay a commitment fee ranging between 0.40% and 0.25% (depending on first lien net leverage) in respect of unused commitments under the Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Credit Agreement. At March 30, 2019, letters of credit issued under the sub-facility totaled $21.0 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Floor Plan Payable

At March 30, 2019, the Company had outstanding borrowings on floor plan financing arrangements of $33.3 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $47.0 million. Borrowings are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at March 30, 2019, including surety bonds and letters of credit totaling $23.6 million and $21.0 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of March 30, 2019, is approximately $173.4 million, without reduction for the resale value of the homes. See “Critical Accounting Polices – Reserve for Repurchase Commitments” below.

The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business.

In the normal course of business, the Company’s subsidiaries historically provided certain parent company guarantees to two U.K. customers. These guarantees provided contractual liability for proven construction defects up to 12 years from the date of delivery of the units. The guarantees remain a contingent liability subsequent to the disposition of the U.K. operations, which declines over time through October 2027. As of the date of this report, no claims have been reported under the terms of the guarantees.

The Company has guaranteed a portion of its customers’ floor plan obligations beyond the customary repurchase arrangements discussed previously. The Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans with financing companies (“Floor Plan Lenders”). At March 30, 2019, those guarantees total $0.8 million, of which, $0.8 million is outstanding. These obligations are not included in the Company’s consolidated balance sheet and are collateralized by the related homes.

Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NON GAAP MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA ”) as net income or loss plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) foreign currency gains and losses, (f) equity based compensation awards granted prior to December 31, 2018, (g) non-cash restructuring charges and impairment of assets, and (h) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors, because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s operating activities across reporting periods. Management believes Adjusted EBITDA is useful to an investor in evaluating operating performance for the following reasons: Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income and expense, taxes, depreciation and amortization and equity-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in the industry.

Management uses Adjusted EBITDA for planning purposes, including the preparation of internal annual operating budget and periodic forecasts; in communications with the board of directors and investors concerning financial performance; as a factor in determining bonuses under management’s annual incentive compensation program; and as a measure of operating performance used to determine the ability to provide cash flows to support investments in capital assets, acquisitions and working capital requirements for operating expansion.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, intangible assets, deferred tax assets and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and wholesale repurchase losses. The Company believes that the following discussion addresses the Company’s most critical accounting policies.

Acquisitions

We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Revenue Recognition

For manufacturing shipments to independent retailers and builders/developers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped, and title is transferred. As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers were financed with Floor Plan Lenders. Payment for floor plan sales is generally received 5 to 10 business days from the date of invoice.

For retail sales to consumers from the Company’s retail sales centers, sales revenue is recognized when the home has been delivered, set and accepted by the consumer; title has transferred; and either funds have been received from the finance company or directly from the home buyer, depending on the nature of the transaction.

The Company recognizes revenue and related cost of sales for long-term construction contracts under the percentage-of-completion method. Management estimates the stage of completion on each construction project based on contract milestones and costs incurred. Billed and unbilled revenue on long-term construction contracts is included in trade accounts receivable.

Sales revenue is reported net of applicable sales tax.

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $100 million. The health plan is subject to a stop-loss limit of $300,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

Warranty Reserves

The Company’s factory-built housing operations generally provide each retail homebuyer or builder/developer with a 12 or 15-month warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used to calculate the warranty obligation include the estimated number of homes still under warranty and the amount and timing of historical costs incurred to service homes.

The Company has recorded a liability for estimated future warranty costs relating to homes sold, based upon assessment of historical experience factors. Factors used in the estimation of the warranty liability include the estimated amount of homes still under warranty including homes in retailer inventories, homes purchased by consumers still within the warranty period, the timing in which work orders were completed and the historical average costs incurred to service a home.

Impairment of Long-Lived Assets

It is the Company’s policy to evaluate the recoverability of property, plant and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted future cash flows.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.  As the analysis depends upon judgments, estimates and assumptions, such testing is subject to inherent uncertainties, which could cause the fair value to fluctuate from period to period.

In fiscal 2019, the Company performed a qualitative assessment of its reporting units. The assessment was completed as of the first day of March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some or all of the deferred tax assets will not be realized.

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the manufacturing operations’ sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the Floor Plan Lender. The contingent repurchase obligation as of March 30, 2019, is estimated to be approximately $173.4 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements is $1.0 million at March 30, 2019.

Retailer Volume Rebates

The Company’s factory-built housing operations sponsor volume-based rebate programs under which sales to retailers and builders/developers can qualify for cash rebates. Rebates are generally based on the level of sales attained during a 12-month period and are accrued at the time of sale. Rebates are included as a reduction of net sales in the consolidated statements of operations.

Off Balance Sheet Arrangements

Off balance sheet arrangements at March 30, 2019, consist of the contingent repurchase obligation totaling approximately $173.4 million, letters of credit totaling $21.0 million, and surety bonds totaling $23.6 million. See “Contractual Obligations and Commitments – Contingent Obligations” and “Critical Accounting Policies – Reserve for Repurchase Commitments” above for more information related to off balance sheet arrangements.

OTHER MATTERS

Inflation

Inflation has not had a material effect on profitability during the past three years. Commodity prices, including lumber, have fluctuated in recent years, but increases have generally been passed on to customers or mitigated through working with supply chain partners. However, sudden increases in specific costs, as well as price competition, can affect the ability to pass on costs and adversely impact results of operations. Therefore, there is no assurance that inflation or the impact of rising material costs will not have a significant impact on revenue or results of operations in the future.

Seasonality

The housing industry is affected by seasonality, which includes factory-built homes. Sales during the period from March to November are traditionally higher than other months. As a result, quarterly results of a particular period are not necessarily representative of the results expected for the year.

Recently Issued Accounting Standards

Refer to Note 1, “Summary of Significant Accounting Policies,” in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Credit Agreement are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.4 million, assuming related debt of $41.9 million, which is the amount of outstanding borrowings under the Credit Agreement at March 30, 2019.

Obligations under industrial revenue bonds were subject to variable rates of interest based on a municipal bond index rate. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.1 million, assuming related debt of $12.4 million, which is the amount of outstanding borrowings on industrial revenue bonds at March 30, 2019.

Obligations under floor plan financing arrangements were subject to variable rates of interest based on terms negotiated with the Floor Plan Lenders. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.3 million, assuming related floor plan borrowings of $33.3 million, which is the amount of outstanding borrowings on floor plan financing at March 30, 2019.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At March 30, 2019, the Company’s borrowings under the Credit Agreement, industrial revenue bonds and floor plan financing arrangements are all at variable rates.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2019 net sales of $98.6 million Canadian dollars. Assuming future annual Canadian net sales equal to fiscal 2019, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.0 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of March 30, 2019. This evaluation did not include an assessment of internal controls over financial reporting as it relates to Champion Enterprises Holdings, LLC (“Champion Holdings”) and the subsidiaries of Champion Holdings that were contributed to Skyline Corporation as part of the Exchange with Skyline Corporation that was completed on June 1, 2018 resulting in the formation of Skyline Champion Corporation, as further described under Item 1, Business – General of this Annual Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2019.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 30, 2019.

Because of their inherent limitations, the Company's controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

The scope of management’s assessment of the effectiveness of its internal control over financial reporting excluded the operations of Champion Holdings and its subsidiaries. Champion Holdings and its subsidiaries’ total assets and total revenues represent 92% and 84%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 30, 2019.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 15, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting

In its Annual Report on Form 10-K for the year ended May 31, 2017, management reported a material weakness in the Company’s design of its control activities over the accuracy and valuation of raw materials inventory. Specifically, the Company did not have sufficient controls in place to compile the raw material inventory listing from the physical inventory counts or over the valuation of raw materials at cost under the first-in, first-out method. During fiscal 2019, the Company completed several changes to its internal control over financial reporting and remediated the previously reported material weakness. The following changes were made to the Company’s internal control over financial reporting:

(a)

The Company implemented an enterprise resource planning software application to automate and standardize processes, including processes related to the compilation of physical inventory counts and the valuation of raw materials at cost under the first-in, first-out method.

(b)

The Company enhanced the controls related to the physical inventory counts by increasing the frequency of physical inventory counts and implementing more robust inventory count procedures including increasing the numbers of parts subject to count audits.

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance and is incorporated herein by reference.

The Company has adopted a written code of business conduct and ethics (“Code of Conduct”), which applies to all of its directors, officers, and employees. Our Code of Conduct is available on our website, www.skylinechampion.com, and can be obtained by writing to Investor Relations at 755 West Big Beaver Rd., Suite 1000, Troy, MI 48084, or by sending an email to investorrelations@championhomes.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2019 Proxy Statement under the captions "Executive Compensation" and "Executive Compensation Tables" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2019 Proxy Statement under the caption "Principal Stockholders and Stock Ownership by Management" and is incorporated herein by reference .

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by stockholders	450,366	$15.00	5,200,562
Equity compensation plans not approved by stockholders	—	—	—
Total	450,366	$15.00	5,200,562

(1)

This amount represents the following: (a) 145,960 shares subject to outstanding options, (b) 145,960 shares subject to outstanding performance-based restricted stock units, and (c) 158,446 shares subject to outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan. Restricted shares outstanding under our equity plans have already been reflected in our total outstanding common stock balance.

(2)

The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and restricted stock units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2019 Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Corporate Governance" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2019 Proxy Statement under the caption "Fees for Professional Services" and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(a)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

Exhibits

The documents listed below are being filed or have previously been filed on behalf of the Company and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith.

Exhibit Number	Exhibit Description

2.1

Share Contribution & Exchange Agreement, dated as of January 5, 2018, by and among Skyline Corporation and Champion Enterprises Holdings, LLC (incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K, filed on January 5, 2018).

3.1	Amended and Restated Articles of Incorporation of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated June 6, 2018).
3.2	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.2 of the registrant’s Form 8-K dated June 6, 2018).
4.1

Registration Rights Agreement, dated as of June 1, 2018 by and among Skyline Champion Corporation, The Bain Shareholder, Sankaty Champion Holdings, LLC, Sankaty Credit Opportunities IV, L.P. CCP Champion Investors, LLC, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., Mak Champion Investment LLC, Mak-ro Capital Master Fund L.P. and Arthur J. Decio (incorporated by reference to Exhibit 4.1 of the registrant’s Form 8-K dated June 6, 2018).

4.2

Investor Rights Agreement, dated as of June 1, 2018, by and among Skyline Champion Corporation, Champion Enterprises Holdings, LLC, Sankaty Champion Holdings, LLC, Sankaty Credit Opportunities IV, L.P., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners SBS, L.P., CCP Champion Investors, LLC, MAK Champion Investment LLC and MAK-RO Capital Master Fund. L.P. (incorporated by reference to Exhibit 4.2 of the registrant’s Form 8-K dated June 6, 2018).

4.3	Description of Common Stock (incorporated by reference to the registrant’s registration statement on Form 8-A12B filed by the Company on May 31, 2018).
10.1

Credit Agreement, dated as of June 5, 2018 by and among Skyline Champion Corporation, Citizens Bank N.A., as administrative agent and collateral agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K dated June 6, 2018)

10.2

Transition Services Agreement, dated as of June 1, 2018, by and among Skyline Champion Corporation and Champion Enterprises Holdings, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K dated June 6, 2018)

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees.*†
10.5	Form of Performance Stock Unit Agreement.*†
10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.*†
10.7	Form of Restricted Stock Unit Award Agreement for Employees.*†
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.9

Executive Employment Agreement, dated as of June 25, 2015, between Richard Florea and Skyline Corporation (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed on June 30, 2015). †

10.10

Confidential Separation Agreement and General Release by and between Skyline Corporation and Richard W. Florea dated as of January 1, 2018 (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K dated June 6, 2018).†

10.11	Executive Employment Agreement, dated as of June 4, 2018, between Mark Yost and Champion Home Builders, Inc.*†
10.12	Executive Employment Agreement, dated as of June 4, 2018, between Laurie Hough and Champion Home Builders, Inc.*†
10.13	Amended and Restated Employment Agreement, dated as of June 4, 2018, between Keith Anderson and Champion Home Builders, Inc.*†
10.14	Separation Agreement and General Release by and between Skyline Corporation and Jon S. Pilarski dated as of May 6, 2019
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 23, 2019	/s/ Keith Anderson
Keith Anderson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Anderson	Chief Executive Officer	May 23, 2019
Keith Anderson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 23, 2019
Laurie Hough	(Principal Financial Officer)

/s/ Tim Burkhardt	Vice President and Controller	May 23, 2019
Tim Burkhardt	(Principal Accounting Officer)

/s/ Timothy Bernlohr
Timothy Bernlohr	Director	May 23, 2019

/s/ Michael Berman
Michael Berman	Director	May 23, 2019

/s/ John C. Firth
John C. Firth	Director	May 23, 2019

/s/ Richard W. Florea
Richard W. Florea	Director	May 23, 2019

/s/ Michael Kaufman
Michael Kaufman	Director	May 23, 2019

/s/ Gary E. Robinette
Gary E. Robinette	Director	May 23, 2019

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Detroit, Michigan

May 23, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Champion Enterprise Holdings, LLC and its subsidiaries, which is included in the March 30, 2019 consolidated financial statements of the Company and constituted 92% of total assets as of March 30, 2019 and 84% of total revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Champion Enterprise Holdings, LLC and its subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Skyline Champion Corporation as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 23, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Detroit, Michigan

May 23, 2019

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	March 30, 2019	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$126,634	$113,731
Trade accounts receivable, net	57,649	41,984
Inventories	122,638	98,022
Other current assets	11,369	9,367
Total current assets	318,290	263,104
Long-term assets:
Property, plant and equipment, net	108,587	67,960
Restricted cash	—	22,885
Goodwill	173,406	3,179
Amortizable intangible assets, net	48,936	1,542
Deferred tax assets	34,058	30,290
Other noncurrent assets	16,677	6,438
Total assets	$699,954	$395,398
LIABILITIES AND EQUITY
Current liabilities:
Floor plan payable	$33,321	$29,825
Short-term portion of debt	—	404
Accounts payable	43,421	36,773
Other current liabilities	129,561	100,112
Total current liabilities	206,303	167,114
Long-term liabilities:
Long-term debt	54,330	58,927
Deferred tax liabilities	3,422	3,294
Other	23,927	12,766
Total long-term liabilities	81,679	74,987

Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,657 shares issued as of March 30, 2019 (including 290 shares subject to restriction)	1,569	—
Additional paid-in capital	479,226	—
Members’ contributed capital	—	140,076
(Accumulated deficit) retained earnings	(58,208)	22,514
Accumulated other comprehensive loss	(10,615)	(9,293)
Total equity	411,972	153,297
Total liabilities and equity	$699,954	$395,398

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Net sales	$1,360,043	$1,064,722	$861,319
Cost of sales	1,114,684	887,611	717,364
Gross profit	245,359	177,111	143,955
Selling, general, and administrative expenses	270,158	122,582	105,175
Foreign currency transaction loss (gain)	123	(547)	3,688
Amortization of intangible assets	4,820	487	442
Operating (loss) income	(29,742)	54,589	34,650
Interest expense	5,333	5,133	4,646
Interest income	(2,043)	(948)	(382)
Other expense	8,271	7,288	2,380
(Loss) income from continuing operations before income taxes	(41,303)	43,116	28,006
Income tax expense (benefit)	16,905	27,316	(23,321)
Net (loss) income from continuing operations	(58,208)	15,800	51,327
Gain from discontinued operations	—	—	583
Net (loss) income	$(58,208)	$15,800	$51,910
Net (loss) income per share from continuing operations:
Basic	$(1.09)	$0.33	$1.08
Diluted	$(1.09)	$0.33	$1.08
Net income per share from discontinued operations:
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Net (loss) income	$(58,208)	$15,800	$51,910
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,322)	854	2,117
Amounts reclassified from accumulated other comprehensive income to discontinued U.K. operations:
Foreign currency translation adjustments	—	—	(7,776)
Pension related adjustments	—	—	214
Total other comprehensive (loss) income	(1,322)	854	(5,445)
Total comprehensive (loss) income	$(59,530)	$16,654	$46,465

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Cash flows from operating activities
Net (loss) income	$(58,208)	$15,800	$51,910
Gain from discontinued operations	—	—	(583)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,079	8,260	7,245
Equity-based compensation	101,999	642	608
Deferred taxes	3,047	12,914	(26,707)
Amortization of deferred financing fees	542	—	—
Gain on disposal of property, plant and equipment	(37)	(122)	(985)
Foreign currency transaction loss (gain)	123	(547)	3,688
Write down of development inventory	—	1,165	—
Change in assets and liabilities net of business acquired:
Accounts receivable	(2,223)	(13,904)	(9,774)
Inventories	(6,044)	(24,807)	(13,559)
Floor plan receivables	157	3,386	(3,100)
Other assets	(2,130)	(7,133)	(257)
Accounts payable	(3,105)	7,691	7,789
Accrued expenses and other current liabilities	15,147	28,122	17,955
Other	(119)	156	59
Net cash provided by operating activities - continuing operations	65,228	31,623	34,289
Net cash used in operating activities - discontinued operations	—	—	(830)
Net cash provided by operating activities	65,228	31,623	33,459
Cash flows from investing activities
Additions to property, plant, and equipment	(12,092)	(9,442)	(6,955)
Cash acquired (paid) in business acquisitions	9,722	—	(14,705)
Proceeds from disposal of property, plant and equipment	56	551	5,053
Decrease (increase) in note receivable	284	(167)	(1,000)
Distributions from (investment in) unconsolidated affiliates	—	437	(17)
Net cash used in investing activities - continuing operations	(2,030)	(8,621)	(17,624)
Net cash used in investing activities - discontinued operations	—	—	(1,113)
Net cash used in investing activities	(2,030)	(8,621)	(18,737)
Cash flows from financing activities
Changes in floor plan financing, net	3,496	12,011	4,131
Borrowings on revolving debt facility	46,900	—	—
Payments on revolving debt facility	(5,000)	—	—
Payments on term-loans and other debt	(46,900)	(418)	(437)
Payments for deferred financing fees	(2,169)	(369)	—
Members' capital distribution	(65,277)	(888)	—
Stock option exercises	1,615	—	—
Tax payments for equity-based compensation	(5,183)	—	—
Net cash (used in) provided by financing activities - continuing operations	(72,518)	10,336	3,694
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(662)	586	(586)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,982)	33,924	17,830
Cash, cash equivalents and restricted cash at beginning of period	136,616	102,692	84,862
Cash, cash equivalents and restricted cash at end of period	$126,634	$136,616	$102,692
Supplemental disclosures of cash flow information
Cash paid for interest	$4,975	$5,000	$3,431
Cash paid for income taxes	$13,537	$13,025	$3,306

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statement of Equity

(Dollars and shares in thousands)

	Members' Contributed Capital	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2016	$139,714	—	$—	$—	$(45,196)	$(4,702)	$89,816
Net income	—	—	—	—	51,910	—	51,910
Equity-based compensation	608	—	—	—	—	—	608
Foreign currency translation adjustments	—	—	—	—	—	2,117	2,117
Amounts reclassified from accumulated other comprehensive income to discontinued U.K. operations:
Foreign currency translation adjustments	—	—	—	—	—	(7,776)	(7,776)
Pension accrual loss	—	—	—	—	—	214	214
Balance at April 1, 2017	$140,322	—	$—	$—	$6,714	$(10,147)	$136,889
Net income	—	—	—	—	15,800	—	15,800
Equity-based compensation	642	—	—	—	—	—	642
Members' capital distributions	(888)	—	—	—	—	—	(888)
Foreign currency translation adjustments	—	—	—	—	—	854	854
Balance at March 31, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Net loss	—	—	—	—	(58,208)	—	(58,208)
Members' capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,810	—	—	285,052
Equity-based compensation	—	—	—	101,999	—	—	101,999
Common stock issued under equity-based compensation plans, net of shares withheld for employee taxes	—	514	14	(3,582)	—	—	(3,568)
Foreign currency translation adjustments and other	—	—	—	(1)	—	(1,322)	(1,323)
Balance at March 30, 2019	$—	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972

Components of accumulated other comprehensive loss at March 30, 2019, March 31, 2018 and April 1, 2017 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation: On June 1, 2018, Skyline Champion Corporation (formerly known as Skyline Corporation), an Indiana corporation (the “Company”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) completed the transactions contemplated by the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between the Company and Champion Holdings. Under the Exchange Agreement, (i) Champion Holdings contributed to the Company all of the issued and outstanding equity interests of each of Champion Holdings’ wholly-owned operating subsidiaries (the “Contributed Shares”), and (ii) in exchange for the Contributed Shares, the Company issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of the Company common stock (“Skyline Common Stock”) (such issuance, the “Shares Issuance”). Immediately following the Shares Issuance, the members of Champion Holdings collectively held 84.5%, and the Company’s pre-closing shareholders collectively held 15.5%, of the issued and outstanding Skyline Common Stock on a fully-diluted basis. The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by the Company to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the twelve months ending March 30, 2019 are comprised of 1) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through March 30, 2019. All annual periods presented prior to the effective date of the Exchange are comprised solely of the results of Champion Holdings.

All Company earnings per share and common stock outstanding amounts in this Annual Report on Form 10-K have been calculated as if the Shares Issuance took place on April 3, 2016, at the exchange ratio, as defined in the Exchange Agreement.

Nature of Operations: The Company’s operations consist of manufacturing, retail and transportation activities. At March 30, 2019, the Company operated 31 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers. The Company’s retail operations consist of 21 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has holding companies located in the Netherlands.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities and Joint Ventures: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated joint ventures, consolidated joint ventures, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation.

The Company has a 90% equity interest in a consolidated joint venture that was formed in March 2012 to acquire and develop land into a subdivision of modular homes to be sold to homebuyers. The Company is responsible for the development of the subdivision and marketing the lots for sale, and to provide, install and set up modular homes on the lots. The Company recorded an impairment charge of $1.2 million during fiscal 2018 to reflect the net realizable value of development inventory. The net investment in development inventory was zero at both March 30, 2019 and March 31, 2018, and had a value of $1.2 million at April 1, 2017.

Accounting Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“US. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Estimates made in preparing the accompanying consolidated financial statements include, but are not limited to, business combinations, reserves for obsolete inventory, accrued warranty costs, useful lives of fixed and intangible assets, asset impairment analyses, insurance reserves, legal reserves, repurchase reserves, share-based compensation and deferred tax valuation allowances. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur within one year.

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2019, 2018 and 2017 include the 52-weeks ended March 30, 2019, March 31, 2018 and April 1, 2017, respectively.

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs at a point in time through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.  Sales revenue is reported net of applicable sales tax.  See Note 11, Revenue Recognition, for additional information.

Cost of Sales: Cost of sales includes manufacturing costs such as (i) materials, (ii) compensation and employee benefits for direct and indirect labor, (iii) fixed and variable manufacturing overhead costs, (iv) warranty costs, (v) inbound delivery costs and (vi) depreciation of buildings and equipment. Manufacturing overhead costs include costs such as (i) utilities, (ii) workers’ compensation and product liability self-insurance, (iii) real and personal property taxes on buildings and equipment, (iv) manufacturing supplies, (v) repairs and maintenance and (vi) rents and leases for buildings and equipment. Cost of sales also includes certain post-manufacturing costs, to the extent such costs are the Company’s responsibility. Post-manufacturing costs may include delivery and setup, foundations, craning, roofing, exterior cladding, interior finishing, utility connections and other miscellaneous site costs. Generally, subcontractors are engaged to perform post-manufacturing activities.

Selling, General and Administrative Expenses: Selling, general and administrative expenses (“SG&A”) include costs such as (i) salaries, wages, incentives and employee benefits for executive, management, sales, engineering, accounting, information technology (“IT”) and administrative employees; (ii) sales commissions; (iii) marketing and advertising costs; (iv) legal and professional fees; (v) depreciation, rents and leases for administrative facilities, office equipment, IT equipment and computer software; and (vi) postage, office supplies, travel and telephone expenses.

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense was approximately $1.5 million in fiscal year 2019 and $1.0 in each of the fiscal years 2018 and 2017. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Foreign Currency: The Company had intercompany loans between its U.S. and foreign subsidiaries for long-term and short-term financing purposes. The foreign exchange impact on these transactions was reported in the consolidated statements of operations under foreign currency transaction gains and losses. The financial statement impact was based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound. The intercompany loans were repaid during fiscal 2018 per the terms of the Exchange.

Translation adjustments of the Company’s international subsidiaries for which the local currency is the functional currency are reflected in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income or loss.

Fair Value: The Company estimates the fair value of its financial instruments in accordance with ASC 820, Fair Value Measurement, which establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As such, the fair value of financial instruments is estimated using available market information and other valuation methods.

The Company groups assets and liabilities at fair value in three levels, based on the inputs and assumptions used to determine fair value. These levels are:

•	Level 1—Fair value determined based on quoted prices in active markets for identical assets and liabilities.
•	Level 2—Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.
•	Level 3—Fair value determined using significant observable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company records accounts receivable, accounts payable and other current liabilities at cost. The carrying value of these instruments approximate their fair value due to their short-term maturities.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities.

Restricted Cash: Restricted cash primarily represented collateral for letters of credit issued to support industrial revenue bonds, repurchase obligations, self-insurance programs and bonding facilities prior to the Exchange.

Trade Accounts Receivable and Allowance for Doubtful Accounts: The Company extends credit terms on a customer-by-customer basis in the normal course of business, as such, trade accounts receivable are subject to customary credit risk. The allowance for doubtful accounts represents the Company's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. At March 30, 2019 and March 31, 2018, the Company had an allowance for doubtful accounts of $0.6 million and $0.2 million, respectively.

Inventories: Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Capitalized manufacturing costs include the cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes built by the Company are valued at manufacturing cost, including materials, labor and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties.

Inventories also included the Company’s investment in the community development owned by the consolidated joint venture, net of applicable impairments. These costs included land acquisition and development expenditures, as well as interest, real estate taxes and direct overhead costs related to development and construction. These costs were capitalized to inventory during the period beginning with the commencement of development and ending with the completion of construction. The Company discontinued capitalizing costs for the community development during 2018 because it stopped development activities.

Property, Plant, and Equipment: Property, plant and equipment (“PP&E”) are stated at acquisition date cost. Depreciation is provided principally on the straight-line method, generally over the following estimated useful lives: land improvements—3 to 10 years; buildings and improvements—8 to 25 years; and vehicles and machinery and equipment—3 to 8 years. Depreciation expense, including amortization of assets under capital lease, was $11.3 million, $7.8 million, and $6.8 million for fiscal 2019, 2018, and 2017, respectively.

At March 30, 2019, the Company owned five idle manufacturing facilities and two idle retail sales centers with a net book value of $9.6 million. These properties are accounted for as long-lived assets to be held and used. During fiscal 2017, the Company acquired three idle manufacturing facilities and two idle retail sales centers, with a combined book value of $8.6 million, as part of the acquisition of Innovative Building Systems, LLC and its subsidiaries (“IBS”). During fiscal 2017, the Company sold four previously idled manufacturing facilities for net proceeds of $5.0 million. The Company recognized a net gain on the sale of $0.9 million.

It is the Company’s policy to evaluate the recoverability of property, plant and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted future cash flows in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”).

Assets held for sale: Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in other current assets in the consolidated balance sheets. In connection with the Exchange, the Company acquired an office building which was classified as an asset held for sale, valued at $2.1 million.

Goodwill: The Company tests goodwill for impairment in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

In fiscal 2019, the Company performed a qualitative assessment of its reporting units. The assessment was completed as of the first day of March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

Business combinations: The Company accounts for its business combinations in accordance with the accounting guidance in ASC 805, Business Combinations. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 2, Business Combination and Acquisition, for additional information.

Amortizable Intangible Assets: Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Trade names were valued based upon the royalty-saving method and customer relationships were valued based upon the excess earnings method. Amortization is provided over the useful lives of the intangible assets, generally up to ten years, using the straight-line method. The recoverability of amortizable intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered, in accordance with the recognition and measurement provisions of ASC 360.

Warranty Obligations: The Company’s manufactured housing operations generally provides the retail homebuyer or the builder/developer with a warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing segment as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty and the historical average costs incurred to service a home.

Dealer Volume Rebates: The Company’s manufacturing segment sponsors volume rebate programs under which sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Repurchase Agreements: The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company accounts for the guarantee under its repurchase agreements with our retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account the estimate of the loss the Company will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting the Company’s retailers.

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported.

Equity-Based Compensation: Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized in the period in which they occur.

Comprehensive Income and Loss: Components of comprehensive income and loss are changes in equity other than those resulting from investments by owners and distributions to owners. The aggregate amount of such changes to equity that have not yet been recognized in net income or loss are reported in the equity section of the accompanying consolidated balance sheets as accumulated other comprehensive income or loss net of tax. As a result of the disposition of operations in the United Kingdom, the Company reclassified $7.6 million of net accumulated other comprehensive income to net income, which is included in discontinued operations in the accompanying consolidated statements of operations during fiscal 2017. There was no tax effect for comprehensive income for fiscal 2019 and 2018. The tax effect for comprehensive income in fiscal 2017 was not material.

Income Taxes: The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.

Recently Adopted Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment on revenue recognition. The amendment created Topic 606, Revenue from Contracts with Customers, (“ASC 606”) and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 606 an entity recognizes revenue in a manner that reflects the transfer of promised goods or services to customers in an amount which the entity expects to be entitled in exchange for those goods or services. On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of March 31, 2018. As a result, financial information for reporting periods beginning after March 31, 2018, are presented in accordance with ASC 606 while prior reporting periods were not adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. There was no material impact to revenues as a result of applying ASC 606 for the fiscal year ended March 30, 2019 and the post-adoption effects to the Company’s business processes, systems or internal controls were not significant.

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

Recently Issued Accounting Pronouncements Pending Adoption: In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASU is effective for fiscal years beginning after December 31, 2018. Modified retrospective application and early adoption is permitted.

The Company will reflect the adoption of ASC 842 as of March 31, 2019, the first day of the Company’s 2020 fiscal year using the modified retrospective approach and will not be restating comparative periods. The Company has elected to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company has also made accounting policy elections to: 1) recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and will not recognize any right of use assets or lease liabilities for those leases, and 2) not separate lease and non-lease components. The Company has substantially completed the implementation of new lease accounting software and finalizing updates to its internal controls to address the requirements of the new standard.

The primary financial statement impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and obligations on the consolidated balance sheets. The adoption of ASC 842 will result in the recognition of lease-related assets and liabilities in a range between $12.0 million and $15.0 million. The standard is not expected to have a material impact on the Company's results of operations or cash flows.

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

2.	Business Combination and Acquisitions

Skyline Corporation Transaction

The Exchange between Champion Holdings and Skyline was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by ASC 805.  The assets acquired and liabilities assumed as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. The Company incurred acquisition-related costs of approximately $6.9 million and $7.2 million for the fiscal years 2019 and 2018, which were recorded as incurred and have been classified as other expense in the consolidated statements of operations. Additionally, the Company incurred approximately $6.0 million in stock compensation expense related to former Skyline employees during the fiscal year 2019, which is recorded in SG&A in the consolidated statements of operations.

The purchase price of the acquisition was determined with reference to the value of equity (common stock) of the Company based on the closing price on June 1, 2018 of $33.39 per share. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed using their estimated fair values at June 1, 2018, the closing of the Exchange. The purchase price and the preliminary allocation have been used to prepare the accompanying consolidated financial statements.  The purchase price allocation is preliminary and could be revised as a result of additional information obtained regarding liabilities assumed and revisions of provisional estimates of certain acquired tax attributes.

The preliminary allocation of the purchase price is as follows:

(Dollars in thousands)	Initially Reported	Changes to Purchase Price and Allocation	Preliminary Allocation at March 30, 2019
Cash	$9,722	$—	$9,722
Trade accounts receivable	13,876	—	13,876
Inventory	19,028	—	19,028
Assets held for sale	2,086	—	2,086
Property, plant and equipment	42,556	(2,336)	40,220
Deferred tax assets, net	9,733	(2,737)	6,996
Other assets	6,349	357	6,706
Accounts payable and accrued liabilities	(36,319)	292	(36,027)
Intangibles	43,300	8,918	52,218
Goodwill	174,834	(4,607)	170,227
Total purchase price allocation	$285,165	$(113)	$285,052

Preliminary estimated goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill is not deductible for income tax purposes.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of PP&E were based on independent appraisals and broker opinions of value, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Level 3 fair value estimates of $40.2 million related to property, plant and equipment and $52.2 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of March 30, 2019. The Company determined $2.1 million of property acquired met the definition of held for sale and is classified in other current assets in the accompanying consolidated balance sheets at March 30, 2019. For further information on acquired assets measured at fair value, see Note 7, Goodwill and Intangible Assets.

The Company allocated a portion of the purchase price to certain realizable deferred tax assets totaling $27.3 million, on a preliminary basis. Deferred tax assets are primarily federal and state net operating loss carryforwards and credits offset by a valuation allowance for certain state net operating loss carryforwards that are not expected to be realized. The deferred tax assets are offset by deferred tax liabilities of $20.3 million resulting from the purchase price allocation step-up in fair value that exceed the historical tax basis.

The statement of operations for fiscal 2019 includes $218.8 million of net sales attributable to the acquired Skyline operations.

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Year Ended March 30, 2019		Year Ended March 31, 2018
(Dollars in thousands)	Reported	Pro forma	Reported	Pro forma
Net sales	$1,360,043	$1,405,847	$1,064,722	$1,297,159
Net (loss) income	(58,208)	(43,460)	15,800	25,655

The pro forma results are based on adding the historical results of operations of Champion and Skyline and adjusting those historical amounts for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant and equipment; removing transaction costs directly associated with the Exchange; removing equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

The Exchange Agreement provided that the Company was permitted to pay a capital distribution prior to completion of the Exchange to the extent it had cash in excess of debt and other debt-like items and unpaid Exchange fees and expenses. Prior to the completion of the Exchange, the Company made a capital distribution to its members equal to an aggregate of $65.3 million (of which $22.5 million was reflected as a reduction to retained earnings and $42.8 million was reflected as a reduction to members’ contributed capital).

Acquisitions

On April 11, 2017, the Company completed the purchase of a manufactured housing plant in Mansfield, Texas, from Skyline for cash consideration of $2.2 million. The purchase included the land, building and equipment previously used by Skyline to build manufactured homes. The purchase enabled the Company to expand its manufacturing capacity in Texas. The purchase was accounted for as an asset acquisition.

On September 29, 2016, the Company, through a series of transactions, completed the purchase of the assets of IBS for cash consideration of $14.3 million. IBS operated five modular manufacturing facilities and two retail sales centers in the Northeast and Midwest. Prior to the acquisition, IBS filed for Chapter 7 bankruptcy protection with the United States Bankruptcy Court (“Bankruptcy Court”) and ceased operations. As a result, the purchase of the business was facilitated by a Sec. 363 sale with the Bankruptcy Court. Significant acquired assets included inventory of $1.5 million, land and four manufacturing facilities of $10.2 million, machinery and equipment of $1.5 million and tradename intangibles of $0.7 million. The Company also assumed the lease of a fifth manufacturing facility. There were no additional liabilities assumed in the transaction. The Company recognized goodwill of $0.1 million related to this acquisition. During January 2017, the Company began operations at one of the acquired facilities. The Company incurred $1.7 million of fees and expenses related to the purchase of IBS, including legal, advisory and environmental inspection fees, inclusive of a $0.7 million loss on the acquisition of debt acquired from the IBS secured creditors that was settled by proceeds from the bankruptcy sale. Those expenses are included in other expense in the accompanying consolidated financial statements.

On April 4, 2016, the Company purchased substantially all of the assets and business of Skyco, LLC, for cash consideration of $0.3 million. On July 28, 2016, the Company purchased substantially all of the assets and business of MLK of Panama City, Inc., for cash consideration of $0.1 million. Combined, the acquired entities operated three retail sales centers in Florida and Louisiana, allowing the Company to further expand its retail presence in those markets. The purchases included $2.1 million of new manufactured homes, $1.9 million of assumed floor plan payables and $0.2 million of other net liabilities. The Company recognized goodwill of $0.4 million from these acquisitions.

The results of operations of the acquired entities are included in the accompanying consolidated financial statements since the date of acquisition.

3.	Discontinued Operations

On January 20, 2017, the Company completed the disposition of Champion U.K., which had been initiated during fiscal 2016. Champion U.K. consisted of five manufacturing facilities that primarily constructed steel-framed modular buildings for military accommodations, hotels, residential accommodations and health and educational units, among other applications.

Following is a reconciliation of the components constituting pretax income of discontinued operations to the after-tax income of discontinued operations as presented in the accompanying consolidated statements of operations for the fiscal year ended April 1, 2017 (dollars in thousands):

Major line items constituting pretax income of discontinued operations:
Revenue	$21,137
Cost of sales	(18,306)
Selling, general and administrative expenses	(5,016)
Reclassifications from accumulated other comprehensive income	7,562
Other	10
Pretax income of discontinued operations	5,387
Pretax loss on sale of U.K. operations	(4,803)
Total pretax gain of U.K. operations	584
Income tax expense	(1)
Gain on discontinued operations, net of tax	$583

The gain on discontinued operations recognized in fiscal 2017 was primarily the result of the net effect of the reclassification of cumulative translation adjustment gains and defined benefit pension plan losses of $7.6 million from accumulated other comprehensive loss. The translation gains were only recognizable in net income when the transaction to dispose of Champion U.K. was complete. The disposition of Champion U.K. included all asset and liabilities of the disposed entities, including the defined benefit pension plan. As a result, the accumulated pension actuarial loss, previously included in accumulated other comprehensive income, was recognized as a component of discontinued operations.

4.	Cash, Cash Equivalents and Restricted Cash

A reconciliation of cash, cash equivalents and restricted cash was as follows:

(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017

Balance sheet - cash and cash equivalents	$126,634	$113,731	$81,012
Balance sheet - restricted cash	—	22,885	21,680
Statement of cash flows - cash, cash equivalents and restricted cash	$126,634	$136,616	$102,692

5.	Inventories

The components of net inventory were as follows:

(Dollars in thousands)	March 30, 2019	March 31, 2018

Raw materials	$48,531	$37,852
Work in process	13,973	10,004
Finished goods and other	60,134	50,166
Total inventories	$122,638	$98,022

At March 30, 2019 and March 31, 2018, reserves for obsolete inventory were $4.1 million and $3.5 million, respectively.

6.	Property, Plant, and Equipment

PP&E are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, including amortization of assets under capital lease, for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017 was $11.3 million, $7.8 million, and $6.8 million, respectively.

The components of PP&E were as follows:

(Dollars in thousands)	March 30, 2019	March 31, 2018

Land and improvements	$34,264	$22,071
Buildings and improvements	83,973	58,179
Machinery and equipment	42,476	31,924
Construction in progress	3,619	919
Property, plant and equipment, at cost	164,332	113,093
Less accumulated depreciation	55,745	45,133
Property, plant, and equipment, net	$108,587	$67,960

7.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 30, 2019 and March 31, 2018, the Company had goodwill of $173.4 million and $3.2 million, respectively. The increase during the fiscal year ended March 30, 2019 was a result of the preliminary estimate of goodwill recognized in the Exchange. Goodwill is allocated to reporting units included in the U.S. Factory-Built Housing segment, which include the Company’s U.S. manufacturing and retail operations.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	March 30, 2019			March 31, 2018
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total

Gross carrying amount	$48,782	$13,173	$61,955	$5,739	$4,268	$10,007
Accumulated amortization	(9,052)	(3,967)	(13,019)	(5,610)	(2,855)	(8,465)
Amortizable intangibles, net	$39,730	$9,206	$48,936	$129	$1,413	$1,542
Weighted average remaining amortization period, in years	8.2	7.1	8.0	4.3	5.5	5.4

During the fiscal year ended March 30, 2019, the Company recognized finite-lived intangibles for customer relationships of $43.2 million and trade names of $9.0 million on a preliminary basis as a result of the allocation of the purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions of the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation.

Amortization of intangible assets for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017 was $4.8 million, $0.5 million, and $0.4 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2020	$5,458
Fiscal 2021	5,458
Fiscal 2022	5,458
Fiscal 2023	5,341
Fiscal 2024	5,293

8.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	March 30, 2019	March 31, 2018

Customer deposits and receipts in excess of revenues	$28,392	$24,557
Accrued volume rebates	21,020	17,037
Accrued warranty obligations	17,886	12,530
Accrued compensation and payroll taxes	32,075	24,100
Accrued insurance	16,245	11,112
Other	13,943	10,776
Total other current liabilities	$129,561	$100,112

9.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018

Balance at the beginning of the period	$15,430	$14,534
Warranty assumed in the Exchange	6,259	—
Warranty expense	37,298	23,855
Cash warranty payments	(35,641)	(22,959)
Balance at end of period	23,346	15,430
Less noncurrent portion in other long-term liabilities	(5,460)	(2,900)
Total current portion	$17,886	$12,530

10.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	March 30, 2019	March 31, 2018

Revolving credit facility maturing in 2023	$41,900	$—
Obligations under industrial revenue bonds due 2029	12,430	12,430
Other debt	—	4
Term Loans due March 2020	—	46,897
Total debt	54,330	59,331
Less current portion	—	404
Total long-term debt	$54,330	$58,927

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility. During the fourth quarter of fiscal 2019, the Company repaid $5.0 million of the outstanding balance on the revolving credit facility.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement adjusts based on the first lien net leverage of the Company. From June 5, 2018 through December 31, 2018, the annual interest rate was the selected London Interbank Offered Rate (“LIBOR”) plus 1.75%. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At March 30, 2019 the interest rate on borrowings under the Credit Agreement was 3.98%. At March 30, 2019, letters of credit issued under the Credit Agreement totaled $21.0 million. Total available borrowings under the Credit Agreement as of March 30, 2019 were $37.1 million.

Prior to entering into the Credit Agreement, the Company had outstanding Term Loans of $46.9 million under a prior credit agreement with lenders that primarily included the Company’s equity holders and certain other affiliates. The interest rate on the Term Loans, priced using LIBOR plus an applicable margin, was 7.17% at March 31, 2018.

Also, prior to entering into the Credit Agreement, the Company provided letters of credit issued by a commercial bank under a separate stand-alone facility collateralized with restricted cash of 101% of the issued letters of credit. Subsequent to entering into the Credit Agreement, the Company is no longer required to back letters of credit with restricted cash.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at March 30, 2019, including related costs and fees, was 3.62%. At March 31, 2018, the weighted-average interest rate, including related costs and fees, was 3.15%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of March 30, 2019.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At March 30, 2019 and March 31, 2018, the Company had outstanding borrowings on floor plan financing agreements of $33.3 million and $29.8 million, respectively. The financing arrangements allow for borrowings up to $47.0 million and $43.0 million, at March 30, 2019 and March 31, 2018, respectively. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

11.	Revenue Recognition

The Company’s revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of products. The Company enters into contracts with its customers to provide manufactured homes, modular homes, park model RVs, commercial structures and transportation services. Generally, the Company’s contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives signed sales quotes from its customers, which provide the terms for a specific home, including price. The Company also has agreements with certain customers that provide for certain variable considerations such as volume discounts that are deducted from the contract price and accrued at the time of sale. In certain situations, the Company may receive payment in advance of completion of its contractual obligations. In these situations, the arising contract liability is classified within customer deposits and receipts in excess of revenues. Following the receipt of the customer deposit, the Company typically completes its performance obligation within a twelve-month period.

For sales to independent retailers and builders/developers, revenue is recognized at the point in time when wholesale floor plan financing or retailer credit approval has been received, the home has shipped and title has transferred, which occurs when the Company has satisfied its contractual obligations and the control of its products has been transferred. The Company does not have an enforceable right to payment prior to shipment. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products. The Company’s customers pay for products received in accordance with payment terms that are customary within the industry. As is customary in the factory-built housing industry, a significant portion of the Company’s sales to independent retailers are financed under floor plan financing programs with certain third-party lenders. Floor plan financing arrangements are generally identified prior to shipment of products and payment for sales financed under floor plan programs is generally received 5 to 10 business days from the date of invoice.

For retail sales to consumers from Company-owned retail sales centers, revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has transferred and, depending on the nature of the transaction, either funds have been received from the finance company or directly from the home buyer.

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At March 30, 2019 and March 31, 2018, uncollected billings related to long-term construction contracts totaled $0.9 million and $5.0 million, respectively. At March 30, 2019, there was no unbilled revenue for long-term contracts. At March 31, 2018, unbilled revenue for long-term construction contracts was $0.3 million.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year Ended March 30, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,166,245	$98,567	$—	$1,264,812
Commercial	11,442	—	—	11,442
Transportation	—	—	83,789	83,789
Total	$1,177,687	$98,567	$83,789	$1,360,043

	Year Ended March 31, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$841,354	$96,603	$—	$937,957
Commercial	19,134	—	—	19,134
Transportation	—	—	107,631	107,631
Total	$860,488	$96,603	$107,631	$1,064,722

	Year Ended April 1, 2017
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$660,984	$92,631	$—	$753,615
Commercial	17,312	—	—	17,312
Transportation	—	—	90,392	90,392
Total	$678,296	$92,631	$90,392	$861,319

12.	Income Taxes

Pretax (loss) income for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017

Domestic	$(50,891)	$32,470	$19,200
Foreign	9,588	10,646	8,806
(Loss) income before income taxes	$(41,303)	$43,116	$28,006

The income tax provision by jurisdiction for the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017 was as follows:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017

Current:
U.S. federal	$9,353	$10,033	$—
Foreign	1,452	2,269	2,702
State	3,053	2,100	684
Total current	$13,858	$14,402	$3,386
Deferred
U.S. federal	$1,854	$9,694	$(24,492)
Foreign	987	3,640	373
State	206	(420)	(2,588)
Total deferred	$3,047	$12,914	$(26,707)
Total income tax expense (benefit)	$16,905	$27,316	$(23,321)

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Tax (benefit) expense at U.S. federal statutory rate	$(8,674)	$13,599	$9,802
Increase (decrease) in rate resulting from:
Non-deductible share-based compensation	17,545	203	213
Non-deductible compensation due to Section 162(m)	2,760	—	—
State taxes, net of U.S. federal benefit	2,412	1,083	445
Transaction costs related to the Exchange	2,051	—	—
Deferred tax rate changes	928	9,115	87
Foreign tax rate differences	579	(413)	(722)
Other permanent difference	531	617	1,023
Global intangible low-taxed income ("GILTI")	524	—	—
Recognition of foreign investment basis difference	247	12,199	—
Domestic Production Activities Deduction	—	(970)	—
Net utilization of U.S. tax credits	(445)	(75)	—
Change in uncertain tax positions	(590)	23	679
Change in deferred tax valuation allowance	(986)	(8,632)	(35,470)
Other	23	567	622
Total income tax expense (benefit)	$16,905	$27,316	$(23,321)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made several changes to the U.S. Internal Revenue Code of 1986, with the following changes being most impactful: (1) decreased the corporate income tax rate from 35% to 21%; (2) implemented a territorial tax system; (3) eliminated the Section 199 Domestic Production Activities Deduction; (4) expanded the scope of executive compensation that is subject to Section 162(m) deduction limitations and (5) allowed for immediate expensing of certain qualified property placed in service after September 27, 2017.

The Tax Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In conjunction with the signing of the Tax Act on December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued by the Securities and Exchange Commission (“SEC”) to address the application of U.S. GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides a measurement period, that should not extend beyond one year from the Tax Act enactment date, for companies to complete the accounting under ASC 740, Income Taxes. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the fiscal year ended March 31, 2018, the Company recorded a provisional amount of U.S. federal income tax expense of $9.4 million related to the re-measurement of U.S. deferred income tax assets and liabilities at the new corporate income tax rate of 21% and $0.2 million of income tax benefit related to other effects. These amounts are included in income tax expense in the accompanying consolidated statements of operations during the fiscal year ended March 31, 2018. The Company continued its analysis of the Tax Act through the third quarter of fiscal 2019 which resulted in no material change to the provisional amounts recorded in fiscal 2018 related to the re-measurement of deferred tax assets and liabilities. As of December 29, 2018, the Company completed its analysis of the impact of the Tax Act and the amounts are no longer considered provisional.

The current U.S. income tax rate for fiscal 2019 is 21%. The current U.S. income tax rate for fiscal 2018 is a blended rate of 31.5%. This rate is calculated under the guidance of Internal Revenue Service Notice 2018-38 by prorating the total annual taxable income by the amount of days in the fiscal year that the enacted 35% was applicable (April 2, 2017 to December 31, 2017) and the amount of days in the fiscal year that the enacted 21% was applicable (January 1, 2018 to March 31, 2018). The current U.S. income tax rate for fiscal 2017 is the pre-Tax Act rate of 35%.

Deferred tax assets and liabilities at March 30, 2019 and March 31, 2018 consisted of the following:

(Dollars in thousands)	March 30, 2019	March 31, 2018
ASSETS
U.S. federal net operating loss carryforwards	$14,213	$—
Intangible assets	11,110	12,032
Employee compensation	6,326	3,781
Warranty reserves	5,792	3,887
Foreign tax basis difference in investments	4,601	5,608
Self-insurance reserves	4,491	3,223
State net operating loss carryforwards	4,239	344
Inventory reserves and impairments	3,793	3,549
U.S. tax credit carryforwards	2,131	—
Dealer volume discounts	1,409	1,551
Stock Compensation	929	—
Capitalized transaction costs	534	1,935
Foreign net operating loss carryforwards	499	592
Foreign capital loss carryforwards	186	—
Foreign currency translation adjustments	9	—
Property, plant and equipment	—	616
Other	648	735
Gross deferred tax assets	$60,910	$37,853
LIABILITIES
Intangible assets	$11,997	$237
Property, plant and equipment	7,265	389
Foreign tax basis difference in investments	3,422	3,294
Other	297	584
Gross deferred tax liabilities	$22,981	$4,504
Valuation allowance	(7,293)	(6,353)
Net deferred tax assets	$30,636	$26,996

Due to the ability to repatriate earnings from the foreign subsidiaries tax-free because of the Tax Act, the Company anticipates periodically repatriating the earnings of its Netherlands and Canadian subsidiaries. Prior to the enactment of the Tax Act, the Company’s policy was that all undistributed earnings of its foreign subsidiaries were permanently reinvested except for its U.K. subsidiaries. A deferred tax liability is recognized for income tax withholding which may be incurred upon the reversal of basis differences in investments in its foreign subsidiaries.

The Company evaluates the realizability of its deferred tax assets annually. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence, such as cumulative losses in recent years, which is objective and verifiable. When measuring cumulative losses in recent years, the Company first considers a three-year period of pretax book income. In fiscal 2017, the Company released the valuation allowance of $35.9 million that had been provided with respect to net deferred tax assets in the U.S. Due to the Exchange on June 1, 2018, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards that were generated by the pre-Exchange Skyline entities. The Company determined that a valuation allowance of $1.9 million was necessary on the deferred tax asset for certain state NOL carryforwards, which was recorded through the opening balance sheet and did not impact income tax expense. At March 30, 2019, the Company reassessed the valuation allowance on the deferred tax asset for the Skyline state NOL carryforwards and continued to provide a $1.8 million valuation allowance. The $0.1 million change in valuation allowance from the opening balance sheet to fiscal year end was recognized through income tax benefit. The Company maintains a valuation allowance with respect to its deferred tax assets in the Netherlands for fiscal 2019, 2018 and 2017. The value of the deferred tax assets and related valuation allowance in the Netherlands was reduced to reflect the Netherlands statutory tax rate decrease from 25% to 20.5% in 2021.

As of March 30, 2019, the Company has U.S. federal NOL carryforwards of $67.7 million, which expire in 2031 through 2035. The Company also has state NOL carryforwards in various jurisdictions which expire primarily in 2019 through 2039.

As discussed in Note 3, during fiscal 2016 the Company committed to a plan to dispose of its U.K. operations. On January 20, 2017, the Company completed the sale of its operations in the U.K. through a stock sale. The Company did not recognize a tax benefit or tax expense as a result of the sale. As of March 30, 2019, the Company continued to maintain a deferred tax asset for its investment in the U.K. holding company which was subject to a full valuation allowance due to anticipated unrealizability in the U.K.’s parent company’s tax jurisdiction.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. The Company’s total unrecognized tax benefits were $0.6 million and $1.2 million at March 30, 2019 and March 31, 2018, respectively, which if recognized, would affect the effective rate on income from continuing operations. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense. Accrued interest and penalties as of March 30, 2019 and March 31, 2018, were not significant. The following table provides the changes in unrecognized tax benefits at March 30, 2019 and March 31, 2018:

(Dollars in thousands)	March 30, 2019	March 31, 2018

Unrecognized tax benefits, beginning of period	$1,246	$1,261
Increase related to tax positions taken during a prior period	44	43
Decreases related to tax positions taken during a prior period	—	(58)
Reductions as a result of a lapse of the applicable statute of limitations	(647)	—
Unrecognized tax benefits, end of period	$643	$1,246

The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2015. The Company’s U.S. subsidiaries are subject to U.S. federal and state tax examinations by tax authorities for fiscal 2016 through fiscal 2019. In October 2018, the Company received a notice of examination from the Internal Revenue Service (“IRS”) for the Company’s federal income tax return for the fiscal year ended April 1, 2017. The Company does not anticipate any audit adjustments that will result in a material change.

13.	Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $102.0 million, $0.6 million, and $0.6 million was recognized in fiscal 2019, 2018, and 2017, respectively. Included in equity-based compensation in fiscal 2019 is $6.0 million of expense related to former Skyline employees that vested in conjunction with the Exchange. Equity-based compensation expense was included in SG&A expenses in the accompanying consolidated statements of operations. The total associated income tax benefit recognized was $0.2 million in fiscal 2019, and zero in both fiscal 2018 and 2017. Total unrecognized equity-based compensation for all share-based payment plans was $8.4 million at March 30, 2019, of which $6.1 million will be recognized in fiscal 2020, $2.2 million in fiscal 2021 and $0.1 million thereafter, or a weighted-average period of 1.5 years.

Time-Vesting and Performance-Vesting Restricted Share Awards

Champion Holdings granted awards to its officers, management employees and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The exchange was accounted for as a modification. The time-vesting restricted shares contained service conditions in which vesting would occur 20% per year over a five-year period, unless certain performance conditions were achieved in which vesting would occur immediately upon a change of control or upon an occurrence of a follow-on public offering as defined in the SRAs. During fiscal 2019, a significant portion of the outstanding restricted shares vested in conjunction with certain follow-on public offerings. The incremental fair value of the modification of the awards was $95.1 million and was recognized in fiscal 2019 as all vesting conditions were met during the period.  A summary of the activity associated with these awards is as follows:

(in thousands)	Management Incentive Plan Award Units	Time Vesting Restricted Share Awards	Performance Vesting Restricted Share Awards

Outstanding at April 2, 2016	11,754	—	—
Granted	988	—	—
Forfeited	(238)	—	—
Outstanding at April 1, 2017	12,504	—	—
Granted	351	—	—
Forfeited	(200)	—	—
Outstanding at March 31, 2018	12,655	—	—
Granted	1,000	—	—
Forfeited	—	—	—
Exchange of MIP awards for RSA Awards	(13,655)	290	3,686
Vested	—	—	(3,686)
Outstanding at March 30, 2019	—	290	—

On September 26, 2018, the Company’s shareholders approved the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) which provides for grants of options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other awards convertible into or otherwise based on shares of the Company’s common stock. Prior to the approval of the Equity Plan, the Company maintained the Skyline Corporation 2015 Stock Incentive Plan, which allowed for the grant of stock options and other equity awards. General terms and methods of valuation for the Company’s share-based awards granted under the Equity Plan are described below.

Stock Options

Stock options have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price equal to the higher of the VWAP or closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of 1) the full option contractual term and 2) the starting vest date. The total intrinsic value of options outstanding at March 30, 2019, representing the difference between the exercise price and the market price at March 30, 2019, was approximately $0.6 million. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	—
Granted	146
Exercised	—
Outstanding at March 30, 2019	146	$15.00	5.50	$584

Vested and expected to vest at March 30, 2019	146	$15.00	5.50	$584
Exercisable at March 30, 2019	—	—	—	—

Performance Share Units

In fiscal 2019, the Company issued performance share units that contain market vesting conditions and service conditions. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. In general, 0% to 150% of the Company’s performance share units vest at the end of a three year service period from the date of service based upon achievement of the market condition as specified in the performance share unit agreement. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Outstanding at March 31, 2018	—
Granted	146	$3.62
Vested	—
Outstanding at March 30, 2019	146

Restricted Share Units and Restricted Share Awards

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in equal installments on the anniversary of the service date. The total fair value of restricted stock awards vesting was approximately $8.5 million.

(Units and shares in thousands)	Restricted Share Units	Restricted Share Awards
Outstanding at March 31, 2018	—	—
Granted	158	349
Vested	—	(349)
Outstanding at March 30, 2019	158	—

Weighted Average Grant Date Fair Value Per Unit or Share	$14.24	$29.77

The assumptions used in the Black-Scholes option-pricing model and Monte-Carlo simulation for performance share units along with the weighted-average grant date fair value for awards granted in fiscal 2019 are as follows:

	Options	Performance Share Units

Weighted-average assumptions used:
Expected volatility	25.8%	29.5%
Dividend yield	—	—
Risk-free interest rate	2.4%	2.4%
Expected term, in years	5.75	2.49
Weighted average grant date fair value per share	$3.93	$3.62

14.	Earnings Per Share

Basic net (loss) income per share (“EPS”) attributable to the Company was computed by dividing net (loss) income attributable to the Company by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the fiscal years ended March 30, 2019, March 31, 2018, and April 1, 2017, the two-class method was more dilutive. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	March 30, 2019	March 31, 2018	April 1, 2017

Numerator:
Net (loss) income from continuing operations	$(58,208)	$15,800	$51,327
Net income (loss) from discontinued operations	—	—	583
Undistributed earnings allocated to participating securities	—	(996)	(3,373)
Net (loss) income attributable to the Company's common shareholders	$(58,208)	$14,804	$48,537
Denominator:
Basic weighted average shares outstanding	53,491	44,491	44,489
Dilutive securities	—	—	—
Diluted weighted average shares outstanding	53,491	44,491	44,489
Basic net (loss) income per share:
Continuing operations	$(1.09)	$0.33	$1.08
Discontinued operations	—	—	0.01
Basic net (loss) income per share	$(1.09)	$0.33	$1.09
Diluted net (loss) income per share:
Continuing operations	$(1.09)	$0.33	$1.08
Discontinued operations	—	—	0.01
Diluted net (loss) income per share	$(1.09)	$0.33	$1.09

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in fiscal 2019 are shown below:

Type of security	Shares and units (in thousands)
Options	146
Restricted share units	158
Performance share units	146
Total dilutive securities	450

15.	Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment. The Company recognized expense of $0.6 million this plan during fiscal 2019.  The Company made no matching contributions to this plan in fiscal 2018 and fiscal 2017.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.6 million, $0.6 million and $0.5 million for these plans during fiscal 2019, 2018 and 2017, respectively.

16.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC (“Centerbridge”) ; MAK Management L.P.(“MAK”); and Sankaty Advisors, LLC ((“Bain”), and collectively, the “Managers”), affiliates of which collectively owned a majority of the units of the Company and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to the Company in exchange for an annual management fee totaling $1.5 million plus reimbursable expenses. Management fee expense during fiscal 2019, recognized prior to the Exchange, was $0.3 million. The Service Agreement was terminated in connection with the Exchange. Management fee expense was $1.5 million for both fiscal 2018 and 2017. Management fee expense is included in SG&A expenses in the accompanying consolidated statements of operations.

On June 1, 2018, the Company, the Principal Shareholders, Champion Holdings and certain other parties entered into a registration rights agreement providing for, among other things, customary demand registration rights in favor of the Principal Shareholders and “piggyback” registration rights in favor of the Principal Shareholders, and Arthur J. Decio. As the result of a secondary offering by the Principal Shareholders on September 25, 2018, the Principal Shareholders held less than 50% of the Company’s outstanding shares, and two of the Principal Shareholders Bain and Centerbridge sold their holdings in the Company and no longer meet ownership thresholds to participate in the registration rights agreement. Principal Shareholders MAK and Arthur J. Decio continue to hold registration rights in their favor.

On June 1, 2018 the Company, the Principal Shareholders and Champion Holdings entered into an investor rights agreement (the “Investor Rights Agreement”). The Investor Rights Agreement provides for, among other things, certain information rights and certain agreements relating to the composition of the Board of Directors. As the result of Bain and Centerbridge selling their holdings in the Company, they no longer meet the ownership thresholds to participate in the Investor Rights Agreement. Additionally, the Company and Champion Holdings entered into a transition services agreement, pursuant to which the Company will provide certain services to Champion Holdings, including accounting and financial reporting services, tax services, cash and capital management services and services relating to Champion Holdings’ members and liquidation.

On January 20, 2017, the Company completed the sale of Champion U.K. to an entity controlled by one of the Principal Shareholders. See additional discussion on the disposition in Note 3, Discontinued Operations.

17.	Segment Information

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating assets.

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes manufacturing and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, corporate costs directly incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. Total assets for Corporate/Other primarily include cash and certain deferred tax items not specifically allocated to another segment.

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	April 1, 2017

Net sales:
U.S. Factory-built Housing	$1,177,687	$860,488	$678,296
Canadian Factory-built Housing	98,567	96,603	92,631
Corporate/Other	83,789	107,631	90,392
Consolidated net sales	$1,360,043	$1,064,722	$861,319
Operating income:
U.S. Factory-built Housing EBITDA	$111,857	$66,747	$48,135
Canadian Factory-built Housing EBITDA	10,417	10,800	12,655
Corporate/Other EBITDA	(135,937)	(14,698)	(18,895)
Depreciation	(11,259)	(7,773)	(6,803)
Amortization	(4,820)	(487)	(442)
Consolidated operating (loss) income	$(29,742)	$54,589	$34,650
Depreciation:
U.S. Factory-built Housing	$9,507	$6,360	$5,386
Canadian Factory-built Housing	933	907	808
Corporate/Other	819	506	609
Consolidated depreciation	$11,259	$7,773	$6,803
Amortization of intangible assets:
U.S. Factory-built Housing	$4,587	$241	$202
Canadian Factory-built Housing	233	246	240
Corporate/Other	—	—	—
Consolidated amortization of intangible assets	$4,820	$487	$442
Capital expenditures:
U.S. Factory-built Housing	$9,964	$7,348	$6,137
Canadian Factory-built Housing	879	888	607
Corporate/Other	1,249	1,206	211
Consolidated capital expenditures	$12,092	$9,442	$6,955

(Dollars in thousands)	March 30, 2019	March 31, 2018

Total Assets:
U.S. Factory-built Housing (1)	$488,878	$190,323
Canadian Factory-built Housing (1)	59,260	54,449
Corporate/Other (1)	151,816	150,626
Consolidated total assets	$699,954	$395,398

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

18.	Commitments, Contingencies and Concentrations

Repurchase Contingencies and Guarantees

A significant portion of the Company’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. The Company enters into two types of repurchase agreements, (i) those that allow repurchase up to 24 months after the sale of a home to the retailer, and (ii) those that allow for repurchase until the home is sold by the retailer. For those homes sold to retailers with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. During the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the lender. Before including the reduction from the resale value of the homes, the contingent repurchase obligation as of March 30, 2019 was estimated to be approximately $173.4 million. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017. The reserve for estimated losses under repurchase agreements was $1.0 million at March 30, 2019 and $0.7 million at March 31, 2018.

The Company guarantees a portion of its customers’ floor plan obligations beyond the customary repurchase arrangements discussed above. The Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At March 30, 2019, those guarantees totaled $0.8 million of which $0.8 million was outstanding.

At March 30, 2019, the Company was contingently obligated for approximately $21.0 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $7.9 million to support the casualty insurance program, $0.2 million to support repurchase obligations, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility under the Credit Agreement. The Company was also contingently obligated for $23.6 million under surety bonds, generally to support performance on long-term construction contracts, as well as license and service bonding requirements.

In the normal course of business, the Company’s former subsidiaries that operated in the United Kingdom historically provided certain guarantees to two customers. Those guarantees provide contractual liability for proven construction defects up to 12 years from the date of delivery of certain products. The guarantees remain a contingent liability of the Company which declines over time through October 2027. As of the date of this report, the Company expects few, if any, claims to be reported under the terms of the guarantees.

Operating Leases

The Company’s trucking and retail sales locations, certain active manufacturing facilities, a corporate office, and certain equipment and vehicles are leased under operating leases with terms that generally range from 3 to 10 years. Net rent expense was $6.6 million, $5.8 million and $5.0 million during fiscal 2019, 2018 and 2017, respectively. As of March 30. 2019, the Company had the following minimum rental commitments under non-cancellable operating leases by fiscal year:

Fiscal 2020	$5,302
Fiscal 2021	3,805
Fiscal 2022	3,037
Fiscal 2023	2,273
Fiscal 2024	1,040
Thereafter	2,998
$18,455

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

Concentrations

The components and products used in the factory-built housing operations are presently available from a variety of vendors, and the Company is not dependent upon any single supplier. Prices of certain materials, such as lumber, insulation, steel and drywall, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials, such as drywall and insulation, has sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. The Company generally has been able to pass higher material costs on to its retailers and customers in the form of surcharges and price increases. For fiscal 2019, 2018 and 2017, sales from the Company’s Canadian operations were approximately 7%, 9% and 11%, respectively, of consolidated sales. As of March 30, 2019 and March 31, 2018, the Company’s net assets in Canada totaled approximately $41.6 million and $35.9 million, respectively.

As of March 30, 2019, the Company had approximately 7,000 employees. Approximately 850 were employed at the Company’s manufacturing facilities in Canada, of which approximately 700 are subject to five separate collective bargaining agreements. At March 30, 2019, two agreements, covering 400 employees, expire in November 2019 and June 2020.

19.	Summary Quarterly Financial Data (Unaudited)

The following table presents summary unaudited quarterly financial data:

	2019				2018
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$322,261	$355,436	$354,671	$327,675	$244,103	$259,963	$294,378	$266,278
Gross profit	55,160	59,000	64,736	66,463	36,032	41,327	56,260	43,492
Net (loss) income	(853)	(77,025)	10,513	9,157	5,263	7,408	5,393	(2,264)
Per share data:
Basic (loss) earnings per share	(0.02)	(1.42)	0.19	0.16	0.11	0.16	0.11	(0.05)
Diluted (loss) earnings per share	(0.02)	(1.42)	0.19	0.16	0.11	0.16	0.11	(0.05)

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts
(in millions)
	Balance at Beginning of Period	Additions	Deductions	Other (a)	Balance at End of Period

Fiscal Year Ended March 30, 2019:
Allowance for doubful accounts	$0.2	$0.5	$(0.1)	$-	$0.6
Valuation allowance for deferred taxes	6.4	0.3	(1.3)	1.9	7.3
Fiscal Year Ended March 31, 2018:
Allowance for doubful accounts	$0.9	$0.1	$(0.8)	$-	$0.2
Valuation allowance for deferred taxes	15.0	0.3	(8.9)		6.4
Fiscal Year Ended April 1, 2017:
Allowance for doubful accounts	$0.8	$0.7	$(0.6)	$-	$0.9
Valuation allowance for deferred taxes	50.4	0.5	(35.9)		15.0
(a) Represents an increase in valuation allowance for deferred taxes related to a business combination.