Form 10-Q
period 2019-06-29
Skyline Champion Corp
filed 2019-08-01
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of common stock outstanding as of July 29, 2019: 56,720,715

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 29, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,647	$126,634
Trade accounts receivable, net	57,692	57,649
Inventories	113,190	122,638
Other current assets	14,078	11,369
Total current assets	328,607	318,290
Long-term assets:
Property, plant and equipment, net	110,236	108,587
Goodwill	173,521	173,406
Amortizable intangible assets, net	47,421	48,936
Deferred tax assets	32,948	34,058
Other noncurrent assets	29,758	16,677
Total assets	$722,491	$699,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$32,668	$33,321
Accounts payable	45,037	43,421
Other current liabilities	126,771	129,561
Total current liabilities	204,476	206,303
Long-term liabilities:
Long-term debt	49,330	54,330
Deferred tax liabilities	3,581	3,422
Other	32,936	23,927
Total long-term liabilities	85,847	81,679

Stockholders’ Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,657 shares issued as of both June 29, 2019 and March 30, 2019 (including 290 shares subject to restriction)	1,569	1,569
Additional paid-in capital	481,143	479,226
Accumulated deficit	(40,828)	(58,208)
Accumulated other comprehensive loss	(9,716)	(10,615)
Total stockholders’ equity	432,168	411,972
Total liabilities and stockholders’ equity	$722,491	$699,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	$371,888	$322,261
Cost of sales	295,853	267,101
Gross profit	76,035	55,160
Selling, general, and administrative expenses	51,715	45,088
Operating income	24,320	10,072
Interest expense, net	309	1,072
Other expense	—	6,413
Income before income taxes	24,011	2,587
Income tax expense	6,631	3,440
Net income (loss)	$17,380	$(853)
Net income (loss) per share:
Basic	$0.31	$(0.02)
Diluted	$0.31	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net income (loss)	$17,380	$(853)
Other comprehensive income (loss):
Foreign currency translation adjustments	899	(695)
Total comprehensive income (loss)	$18,279	$(1,548)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$17,380	$(853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,110	2,430
Amortization of intangible assets	1,362	481
Amortization of deferred financing fees	131	159
Fair market value adjustment for asset classified as held for sale	986	—
Equity-based compensation	1,917	8,088
Deferred taxes	1,545	1,251
Gain on disposal of property, plant and equipment	(12)	(1)
Foreign currency transaction (gain) loss	(72)	67
Change in assets and liabilities net of business acquired:
Accounts receivable	55	(178)
Inventories	9,786	2,648
Accounts payable	1,568	(3,306)
Prepaids and other assets	(3,706)	(1,615)
Accrued expenses and other liabilities	(7,270)	(4,906)
Net cash provided by operating activities	26,780	4,265
Cash flows from investing activities
Additions to property, plant, and equipment	(4,526)	(2,020)
Cash acquired in business acquisition	—	9,722
Proceeds from disposal of property, plant and equipment	12	1
Decrease in note receivable	—	35
Net cash (used in) provided by investing activities	(4,514)	7,738
Cash flows from financing activities
Changes in floor plan financing, net	(653)	(325)
Borrowings on revolving debt facility	—	46,900
Payments on revolving debt facility	(5,000)	—
Payments on term-loans and other debt	—	(46,900)
Payments for deferred financing fees	—	(1,900)
Members' capital distribution	—	(65,277)
Net cash used in financing activities	(5,653)	(67,502)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	400	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,013	(55,725)
Cash, cash equivalents and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents and restricted cash at end of period	$143,647	$80,891

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	For the Three Months Ended June 29, 2019
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$—	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	—	17,380	—	17,380
Equity-based compensation	—	—	—	1,917	—	—	1,917
Foreign currency translation adjustments	—	—	—	—	—	899	899
Balance at June 29, 2019	56,657	$1,569	$—	$481,143	$(40,828)	$(9,716)	$432,168

	For the Three Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2018	—	$—	$140,076	$—	$22,514	$(9,293)	$153,297
Net loss	—	—		—	(853)	—	(853)
Members' capital distributions	—	—	(42,763)		(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	56,143	1,555	(97,313)	380,923	—	—	285,165
Equity-based compensation	45	1	—	7,931	—	—	7,932
Foreign currency translation adjustments	—	—	—	—	—	(695)	(695)
Balance at June 30, 2018	56,188	$1,556	$—	$388,854	$(853)	$(9,988)	$379,569

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

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

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the three months ending June 30, 2018 are comprised of 1) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through June 30, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 23, 2019.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes thereto. Actual results could differ from those estimates. The condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full year.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2020”, will end on March 28, 2020. References to “fiscal 2019” refer to the Company’s fiscal year ended March 30, 2019. The three months ended June 29, 2019 and June 30, 2018 each included 13 weeks.

The Company’s operations consist of manufacturing, retail and transportation activities. The Company operates 33 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers. The Company’s retail operations consist of 21 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

Recently Adopted Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASC 842 is effective for fiscal years beginning after December 31, 2018 and modified retrospective application is permitted.

The Company adopted ASC 842 as of March 31, 2019, the first day of fiscal 2020 using the modified retrospective approach and without restating comparative periods. The Company has elected to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment. As permitted by the standard, the Company elected to: 1) recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and will not recognize any right of use assets or lease liabilities for those leases, and 2) not separate lease and non-lease components.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The primary financial statement impact upon adoption was the recognition, on a discounted basis, of the Company's minimum commitments under non-cancelable operating leases as right of use assets and obligations on the consolidated balance sheets. The adoption of ASC 842 resulted in the recognition of lease-related assets and liabilities of $13.7 million. The standard did not have a material impact on the Company's results of operations or cash flows.

Recently Issued Accounting Pronouncements Pending Adoption: In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit’s carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill or what is known as “Step 2” under the current guidance. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

There were no other accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.
2.	Business Combination

The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations. Champion Holdings was deemed to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. The Company incurred acquisition-related costs of approximately $6.4 million for the three months ended June 30, 2018 which was classified as other expense in the condensed consolidated statements of operations. Additionally, the Company incurred approximately $6.0 million in stock compensation expense related to former Skyline employees during the three months ended June 30, 2018, which is recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. These types of costs were not incurred in the three months ended June 29, 2019.

The purchase price of the acquisition was determined with reference to the value of equity (common stock) of the Company based on the closing price on June 1, 2018 of $33.39 per share. The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at June 1, 2018, the closing of the Exchange. The purchase price and the allocation have been used to prepare the accompanying condensed consolidated financial statements.

The purchase price was allocated as follows:

(Dollars in thousands)	Allocation at March 30, 2019	Changes to Allocation	Final Allocation at June 29, 2019
Cash	$9,722	$—	$9,722
Trade accounts receivable	13,876	—	13,876
Inventory	19,028	—	19,028
Assets held for sale	2,086	—	2,086
Property, plant and equipment	40,220	—	40,220
Deferred tax assets, net	6,996	38	7,034
Other assets	6,706	—	6,706
Accounts payable and accrued liabilities	(36,027)	—	(36,027)
Intangibles	52,218	(153)	52,065
Goodwill	170,227	115	170,342
Total purchase price allocation	$285,052	$—	$285,052

Goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of property, plant, and equipment were based on independent appraisals and broker opinions of value, giving consideration to the highest and best use of the assets. Key assumptions used in the

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

appraisals were based on a combination of market and cost approaches, as appropriate. Level 3 fair value estimates of $40.2 million related to property, plant and equipment and $52.1 million related to intangible assets were recorded in the accompanying condensed consolidated balance sheet as of June 29, 2019. The Company determined $2.1 million of property acquired in the Exchange met the definition of held for sale at the acquisition date and was classified in other current assets. The fair value less cost to sell of this held for sale property is evaluated each reporting period to determine if it has changed. A loss of $1.0 million was recorded during the three months ended June 29, 2019 related to this held for sale property based on updated market information. Assets held for sale were $1.1 million and $2.1 million as of June 29, 2019 and March 30, 2019, respectively. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

The Company allocated a portion of the purchase price to certain realizable deferred tax assets totaling $27.3 million. Deferred tax assets are primarily federal and state net operating loss carryforwards and credits offset by a valuation allowance for certain state net operating loss carryforwards that are not expected to be realized. The deferred tax assets are offset by deferred tax liabilities of $20.3 million resulting from the purchase price allocation step-up in fair value that exceed the historical tax basis.

The statement of operations for the three months ended June 30, 2018 includes $22.1 million of net sales attributable to the acquired Skyline operations.

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Reported	Pro forma
Net sales	$322,261	$368,065
Net (loss) income	(853)	14,256

The pro forma results are based on adding the historical results of operations of Champion Holdings and Skyline and adjusting those historical amounts for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant and equipment; removing transaction costs directly associated with the Exchange; removing equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

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

3.	Inventories

The components of net inventory, including inventory for the Company’s manufacturing and retail operations, were as follows:

(Dollars in thousands)	June 29, 2019	March 30, 2019
Raw materials	$46,660	$48,531
Work in process	13,549	13,973
Finished goods and other	52,981	60,134
Total inventories	$113,190	$122,638

At both June 29, 2019 and March 30, 2019, reserves for obsolete inventory were $4.1 million.

4.	Property, Plant, and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended June 29, 2019 and June 30, 2018 was $3.1 million and $2.4 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 29, 2019	March 30, 2019
Land and improvements	$34,412	$34,264
Buildings and improvements	84,958	83,973
Machinery and equipment	43,195	42,476
Construction in progress	6,668	3,619
Property, plant and equipment, at cost	169,233	164,332
Less: accumulated depreciation	(58,997)	(55,745)
Property, plant, and equipment, net	$110,236	$108,587

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 29, 2019 and March 30, 2019, the Company had goodwill of $173.5 million and $173.4 million, respectively. The change during the three months ended June 29, 2019 was a result of the finalization of the allocation of net assets recognized in connection with the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	June 29, 2019			March 30, 2019
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,740	$13,218	$61,958	$48,782	$13,173	$61,955
Accumulated amortization	(10,251)	(4,286)	(14,537)	(9,052)	(3,967)	(13,019)
Amortizable intangibles, net	$38,489	$8,932	$47,421	$39,730	$9,206	$48,936

The Company recognized finite-lived intangibles for customer relationships of $43.1 million and trade names of $9.0 million as a result of the allocation of the purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. During the three months ended June 29, 2019 and June 30, 2018, amortization of intangible assets was $1.4 million and $0.5 million, respectively.

6.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 29, 2019	March 30, 2019
Customer deposits and receipts in excess of revenues	$24,780	$28,392
Accrued volume rebates	17,561	21,020
Accrued warranty obligations	19,030	17,886
Accrued compensation and payroll taxes	25,142	32,075
Accrued insurance	18,192	16,245
Other	22,066	13,943
Total other current liabilities	$126,771	$129,561

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

7.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018
Balance at the beginning of the period	$23,346	$15,430
Warranty assumed in the Exchange	—	7,109
Warranty expense	10,530	7,219
Cash warranty payments	(9,886)	(7,010)
Balance at end of period	23,990	22,748
Less: noncurrent portion in other long-term liabilities	(4,960)	(5,700)
Total current portion	$19,030	$17,048

8.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 29, 2019	March 30, 2019
Revolving credit facility maturing in 2023	$36,900	$41,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	49,330	54,330
Less current portion	—	—
Total long-term debt	$49,330	$54,330

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility. The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement. During the three months ended June 29, 2019, the Company repaid $5.0 million of amounts previously drawn on the revolving credit facility.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At June 29, 2019 the interest rate on borrowings under the Credit Agreement was 3.92%. At June 29, 2019, letters of credit issued under the Credit Agreement totaled $28.8 million. Total available borrowings under the Credit Agreement as of June 29, 2019 were $34.3 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at June 29, 2019, including related costs and fees, was 3.83%. At March 30, 2019, the weighted average interest rate was 3.62%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of June 29, 2019.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At June 29, 2019 and March 30, 2019, the Company had outstanding borrowings on floor plan financing agreements of $32.7 million and $33.3 million, respectively. Total credit line capacity provided under the agreements was $47.0 million as of June 29, 2019. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended June 29, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
Manufacturing and retail	$331,605	$23,700	$—	$355,305
Commercial	—	—	—	—
Transportation	—	—	16,583	16,583
Total	$331,605	$23,700	$16,583	$371,888

	Three Months Ended June 30, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total
Manufacturing and retail	$260,786	$27,354	$—	$288,140
Commercial	5,338	—	—	5,338
Transportation	—	—	28,783	28,783
Total	$266,124	$27,354	$28,783	$322,261

10.	Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in the accompanying condensed consolidated statement of operations is shown below:

(Dollars in thousands)	Three Months Ended June 29, 2019
Operating lease expense	$1,405
Short-term lease expense	373
Total lease expense	$1,778

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below:

(Dollars in thousands)	June 29, 2019
Right-of-use assets under operating leases:
Other long-term assets	$13,185
Lease obligations under operating leases:
Other current liabilities	4,208
Other long-term liabilities	8,977
Total lease obligation	$13,185

Maturities of lease obligations as of June 29, 2019, are shown below:

(Dollars in thousands)	June 29, 2019
Fiscal 2020 (1)	$3,744
Fiscal 2021	3,891
Fiscal 2022	2,822
Fiscal 2023	2,035
Fiscal 2024	854
Thereafter	2,214
Total undiscounted cash flows	15,560
Less: imputed interest	(2,375)
Lease obligations under operating leases	$13,185

(1)	For remaining period in fiscal year.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The weighted average lease term and discount rate for operating leases are shown below:

June 29, 2019
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	5.6

The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Cash flow information related to operating leases is shown below:

(Dollars in thousands)	Three Months Ended June 29, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$854
Operating cash flows:
Cash paid related to operating lease obligations	$1,534

11.	Income Taxes

For the three months ended June 29, 2019 and June 30, 2018, the Company recorded $6.6 million and $3.4 million of income tax expense and had an effective tax rate of 27.6% and 133.0%, respectively. The decrease in the effective tax rate for the three months ended June 29, 2019, compared with the same period of 2018, was primarily due to costs related to the Exchange for which no tax benefit could be recognized.

The Company’s effective tax rate for the three months ended June 29, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended June 30, 2018 differed from the federal statutory rate primarily due to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities.

During the three months ended June 29, 2019 the Company’s uncertain tax position did not change. During the three months ended June 30, 2018, the Company’s uncertain tax position decreased by $0.4 million due to expiration of certain statutes of limitations. The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest and penalties for the periods presented herein were not significant.

12.	Earnings Per Share

Basic net income (loss) per share (“EPS”) attributable to the Company was computed by dividing net income (loss) attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three months ended June 29, 2019, the two-class method was more dilutive and was not applicable to the June 30, 2018 computation given the net loss recorded for the three months ended June 30, 2018. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
(Dollars and shares in thousands, except per share data)	June 29, 2019	June 30, 2018
Numerator:
Net income (loss)	$17,380	$(853)
Undistributed earnings allocated to participating securities	(89)	—
Net income (loss) attributable to the Company's common shareholders	$17,291	$(853)
Denominator:
Basic weighted average shares outstanding	56,368	47,462
Dilutive securities	267	—
Diluted weighted average shares outstanding	56,635	47,462
Basic net income (loss) per share	$0.31	$(0.02)
Diluted net income (loss) per share	$0.31	$(0.02)

13.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC; MAK Management L.P.; and Sankaty Advisors, LLC (collectively, the “Managers”), affiliates of which collectively owned a majority of the units of Champion Holdings and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to Champion Holdings. Management fee expense during the three months ended June 30, 2018, recognized prior to the Exchange, was $0.3 million. The Services Agreement was terminated in connection with the Exchange. The Management fee expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operation.
14.	Segment Information

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating assets.

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018
Net sales:
U.S. Factory-built Housing	$331,605	$266,124
Canadian Factory-built Housing	23,700	27,354
Corporate/Other	16,583	28,783
Consolidated net sales	$371,888	$322,261
Operating income:
U.S. Factory-built Housing EBITDA	$36,145	$22,916
Canadian Factory-built Housing EBITDA	3,055	3,521
Corporate/Other EBITDA	(10,408)	(13,454)
Depreciation	(3,110)	(2,430)
Amortization	(1,362)	(481)
Consolidated operating income	$24,320	$10,072
Depreciation:
U.S. Factory-built Housing	$2,638	$2,045
Canadian Factory-built Housing	242	231
Corporate/Other	230	154
Consolidated depreciation	$3,110	$2,430
Amortization of intangible assets:
U.S. Factory-built Housing	$1,362	$420
Canadian Factory-built Housing	—	61
Corporate/Other	—	—
Consolidated amortization of intangible assets	$1,362	$481
Capital expenditures:
U.S. Factory-built Housing	$3,358	$1,281
Canadian Factory-built Housing	111	210
Corporate/Other	1,057	529
Consolidated capital expenditures	$4,526	$2,020

(Dollars in thousands)	June 29, 2019	March 30, 2019
Total Assets:
U.S. Factory-built Housing (1)	$491,518	$488,878
Canadian Factory-built Housing (1)	60,350	59,260
Corporate/Other (1)	170,623	151,816
Consolidated total assets	$722,491	$699,954

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

15.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account the estimate of the loss the Company will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting the Company’s retailers. The reserve for estimated losses under repurchase agreements was $0.9 million at June 29, 2019 and $1.0 million at March 30, 2019. Excluding the resale value of the homes, the contingent repurchase obligation as of June 29, 2019 was estimated to be approximately $166.9 million. Losses incurred on homes repurchased were immaterial during each of the three months ended June 29, 2019 and June 30, 2018.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

In addition to the repurchase agreements, the Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At June 29, 2019, those guarantees totaled $0.6 million of which $0.5 million was outstanding.

At June 29, 2019, the Company was contingently obligated for approximately $28.8 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $15.7 million to support the casualty insurance program, $0.2 million to support repurchase obligations, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $23.9 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

On June 1, 2018, Skyline Champion Corporation (the “Company”) was formed by Skyline Corporation (“Skyline”) and Champion Enterprises Holdings, LLC (“Champion”) combining their operations pursuant to the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between Skyline and Champion Holdings, as described in further detail below. Champion Holdings was formed as a Delaware limited liability company in 2010. Skyline was originally incorporated in Indiana in 1959.

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers and builders/developers, including manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, market demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

In response to the increasing demand for factory-built housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. During June 2019, the Company began production at its newest manufactured housing facility in Leesville, Louisiana. During fiscal 2019, the Company completed its expansion of its Corona, California facility by adding a second production line and expanded its Leola, Pennsylvania campus by adding an additional plant. Production at the Leola facility began in April 2019. The Exchange added eight plants to the Company’s manufacturing footprint in fiscal 2019 (described in more detail below). In April 2017, the Company completed the purchase of a factory-built housing plant in Mansfield, Texas. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, which was one of five modular manufacturing facilities acquired through a series of transactions with Innovative Building Systems, LLC and its subsidiaries. (“IBS” or the “IBS Acquisition”). The other facilities acquired from IBS are idle and provide the Company with opportunity to add capacity.

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

Combination with Skyline

On January 5, 2018, Champion Holdings and Skyline entered into an Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, the Company’s financial results for the three months ending June 30, 2018 are comprised of 1) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through June 30, 2018.

Industry and Company Outlook

For the three months ended June 29, 2019, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. The industry reports U.S. HUD-code shipments on a one month lag. Industry shipments of HUD-code homes were 24,210 during the three months ended May 31, 2019 compared to 25,861 units shipped in same period of the prior year. The Company’s HUD market share during those periods was 17.0% versus 13.0% in the comparable period of the prior year. Industry sales of HUD-code homes have increased since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is approximately 222,000 units per year.

The industry reports U.S. modular market shipments quarterly and three months in arrears. Industry shipments of modular homes in the U.S. of 3,080 during the first quarter of calendar year 2019 was 12.4% lower than the 3,514 units shipped in the comparable period of the prior year. The Company’s modular market share during these periods was 14.6% and 11.8%, respectively. Modular home sales across the industry have generally been stable since 2009. For the three months ended June 29, 2019, approximately 16% of the Company’s U.S. manufacturing sales were modular.

UNAUDITED RESULTS OF OPERATIONS FOR Q1 FISCAL YEAR 2020 VS. 2019

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018
Results of Operations Data:
Net sales	$371,888	$322,261
Cost of sales	295,853	267,101
Gross profit	76,035	55,160
Selling, general and administrative expenses	51,715	45,088
Operating income	24,320	10,072
Interest expense, net	309	1,072
Other expense	—	6,413
Income before income taxes	24,011	2,587
Income tax expense	6,631	3,440
Net income (loss)	$17,380	$(853)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$17,380	$(853)
Income tax expense	6,631	3,440
Interest expense, net	309	1,072
Depreciation and amortization	4,472	2,911
Equity-based compensation (for awards granted prior to December 31, 2018)	1,107	8,088
Foreign currency transaction (gain) loss	(72)	67
Transaction costs	—	6,413
Acquisition integration costs	1,038	1,189
Fair market value adjustment for asset classified as held for sale	986	—
Restructuring costs	234	408
Adjusted EBITDA	$32,085	$22,735
As a percent of net sales:
Gross profit	20.4%	17.1%
Selling, general and administrative expenses	13.9%	14.0%
Operating income	6.5%	3.1%
Net income (loss)	4.7%	(0.3%)
Adjusted EBITDA	8.6%	7.1%

NET SALES

The following table summarizes net sales for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Net sales	$371,888	$322,261	$49,627	15.4%
U.S. manufacturing and retail net sales	$331,605	$266,124	$65,481	24.6%
U.S. homes sold	5,448	4,536	912	20.1%
U.S. manufacturing and retail average home selling price	$60.9	$58.6	$2.3	3.9%
Canadian manufacturing net sales	$23,700	$27,354	$(3,654)	(13.4%)
Canadian homes sold	285	362	(77)	(21.3%)
Canadian manufacturing average home selling price	$83.2	$75.6	$8	10.1%
Corporate/Other net sales	$16,583	$28,783	$(12,200)	(42.4%)
U.S. manufacturing facilities in operation at end of period	33	31	2	6.5%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net sales for the three months ended June 29, 2019 were $371.9 million, an increase of $49.6 million, or 15.4% over the three months ended June 30, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the Company’s net sales growth for the three months ended June 29, 2019 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $65.5 million, or 24.6%. The number of homes sold during the three months ended June 29, 2019 increased by 912 units, or 20.1%. Net sales increased by $50.6 million due to the inclusion of the Skyline operations for all three months in the first quarter of fiscal 2020 compared to the same period of the prior year which only included one month of Skyline operations. The remainder of the increase was due to a combination of factors which included additional manufacturing capacity, plant operating improvements, and an increase in the average home selling price which was driven primarily by product mix. Product mix fluctuations result from consumer preferences regarding the types and styles of homes selected for purchase, as well as opting for home upgrade packages and regional housing dynamics.

The Company’s U.S. HUD market share for the reporting period grew to 17.0% from 13.0% in the same period of the prior year, primarily due to the inclusion of the Skyline operations for the period subsequent to the Exchange. However, the U.S. HUD market softened during the reported period as shipments of factory-built HUD homes were 6.4% less than the same period of the prior year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $3.7 million, or 13.4% for the three months ended June 29, 2019 compared to the same period in the prior year, primarily due to a 21.3% decrease in number of homes sold, offset by a 10.1% increase in average home selling price which was a result of pricing actions taken by the Company and shifts in product mix.  The number of homes sold decreased due to the decline in manufactured housing demand in the British Columbia and Alberta provinces versus the same period in the prior year. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.0 million as the Canadian dollar weakened compared to the U.S. dollar during the first quarter of fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended June 29, 2019, net sales decreased $12.2 million, or 42.4%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Gross profit:
U.S. Factory-built Housing	$68,315	$45,322	$22,993	50.7%
Canadian Factory-built Housing	4,626	5,355	(729)	(13.6%)
Corporate/Other	3,094	4,483	(1,389)	(31.0%)
Total gross profit	$76,035	$55,160	$20,875	37.8%
Gross profit as a percent of net sales	20.4%	17.1%

Gross profit as a percent of sales during the three months ended June 29, 2019 was 20.4% compared to 17.1% during three months ended June 30, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $23.0 million, or 50.7%, during the three months ended June 29, 2019 compared to the same period in the prior year. The increase in gross profit is due to the increase in sales volumes and improved margins. Gross profit was 20.6% as a percent of segment net sales for the three months ended June 29, 2019 compared to 17.0% in the same period of the prior year. Gross profit expansion was driven by an increase in the refinement of product offerings, favorable lumber and oriented strand board (“OSB”) pricing, plant operating improvements, in addition to procurement and operational synergies related to the Exchange, partially offset by labor inflation.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased $0.7 million, or 13.6%, during the three months ended June 29, 2019 compared to the same period in the prior year, primarily due to lower sales volume. Gross profit as a percent of net sales was 19.5% for the three months ended June 29, 2019, compared to 19.6% in the same period of the prior year. Gross margin has remained stable despite the decline in net sales due to product mix, lower material commodity pricing, and efforts to reduce fixed expenses during slower economic market cycles.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $1.4 million, or 31.0%, during the three months ended June 29, 2019 compared to the same period in the prior year. However, Corporate/Other gross profit improved as a percent of segment net sales to 18.7% from 15.6%. Gross margins for the Company’s transportation business improved as a percent of sales due in part to less brokered business to other providers at lower margins in response to the decline in revenue caused by the drop in market demand for RVs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include foreign currency transaction gains and losses, equity compensation and intangible amortization expense. The following table summarizes selling, general and administrative expenses for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Selling, general and administrative expenses:
U.S. Factory-built Housing	$36,171	$24,511	$11,660	47.6%
Canadian Factory-built Housing	1,813	2,126	(313)	(14.7%)
Corporate/Other	13,731	18,451	(4,720)	(25.6%)
Total selling, general and administrative expenses	$51,715	$45,088	$6,627	14.7%
Selling, general and administrative expense as a percent of net sales	13.9%	14.0%

Selling, general and administrative expenses were $51.7 million for the three months ended June 29, 2019, an increase of $6.6 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general and administrative expenses for the U.S. Factory-built Housing segment increased $11.7 million, or 47.6%, during the three months ended June 29, 2019 as compared to the same period in the prior year. Selling, general and administrative expenses, as a percent of segment net sales, was 10.9% for the three months ended June 29, 2019 compared to 9.2% during the comparable period in the prior year. The inclusion of three months of Skyline operations for the first quarter of fiscal 2020 versus one month for the same period of the prior year as well as intangible amortization related to the Exchange increased selling, general and administrative expenses by $5.7 million. The Company recorded ramp up costs for capacity expansion of $1.3 million during the three months ended June 29, 2019. The remainder of the increase in selling, general and administrative expenses was a combination of factors which include (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability and; (ii) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members.

Canadian Factory-built Housing:

Selling, general and administrative expenses for the Canadian Factory-built Housing segment decreased $0.3 million, or 14.7%, during the three months ended June 29, 2019 as compared to the same period of the prior year. The decrease is due to an effort to reduce fixed expenses during slower economic market cycles. As a percent of segment net sales, selling, general and administrative expenses for the Canadian segment was 7.6% for the three months ended June 29, 2019 compared to 7.8% for the same period in the prior year.

Corporate/Other:

Selling, general and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general and administrative expenses for Corporate/Other decreased $4.7 million during the three months ended June 29, 2019 as compared to the same period of the prior year. The decrease is mainly related to $6.0 million in stock compensation expense awarded to former Skyline employees during the period ended June 30, 2018. This decrease was partially offset by a fair market value adjustment charge of $1.0 million related to property acquired in the Exchange and recurring stock based compensation expense of $1.0 million recorded during the three months ended June 29, 2019.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Interest expense	$1,271	$1,503	$(232)	(15.4%)
Interest income	(962)	(431)	(531)	123.2%
Interest expense, net	$309	$1,072	$(763)	(71.2%)
Average outstanding floor plan payable	$32,811	$30,069
Average outstanding long-term debt	$53,080	$59,331

Interest expense, net was $0.3 million for the three months ended June 29, 2019, a decrease of $0.8 million compared to the same period in the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities. In addition, the Company incurred reduced interest expense due to: i) a lower weighted average interest rate on its revolving credit facility of 4.0% as compared to 7.4% on the term loans under a previously outstanding credit agreement and ii) an average lower outstanding balance on its credit facility as compared to the same period in the prior year.

OTHER EXPENSE

The following table summarizes other expense for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Other expense	$—	$6,413	$(6,413)	(100.0%)

Other expense for the three months ended June 30, 2018 related to legal, accounting, and advisory services associated with the Exchange.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Income tax expense	$6,631	$3,440	$3,191	92.8%
Effective tax rate	27.6%	133.0%

Income tax expense for the three months ended June 29, 2019 was $6.6 million, representing an effective tax rate of 27.6%, compared to income tax expense of $3.4 million, representing an effective tax rate of 133.0%, for the three months ended June 30, 2018.

The Company’s effective tax rate for the three months ended June 29, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended June 30, 2018 differed from the federal statutory rate of 21.0% primarily due the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results of operations in foreign jurisdictions and non-taxable entities. The current quarter’s effective tax rate is more representative of the Company’s ongoing expected effective tax rate.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018	Change	% Change
Net income (loss)	$17,380	$(853)	$18,233	*
Income tax expense	6,631	3,440	3,191	92.8%
Interest expense, net	309	1,072	(763)	(71.2%)
Depreciation and amortization	4,472	2,911	1,561	53.6%
Equity-based compensation (for awards granted prior to December 31, 2018)	1,107	8,088	(6,981)	(86.3%)
Foreign currency transaction (gain) loss	(72)	67	(139)	(207.5%)
Transaction costs	—	6,413	(6,413)	(100.0%)
Acquisition integration costs	1,038	1,189	(151)	(12.7%)
Fair market value adjustment for asset classified as held for sale	986	—	986	*
Restructuring costs	234	408	(174)	(42.6%)
Adjusted EBITDA	$32,085	$22,735	$9,350	41.1%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended June 29, 2019 was $32.1 million, an increase of $9.4 million from the same period of the prior year. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction-related expenses, integration costs, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange. The increase in operating income is primarily due to an increase in sales volume and an improvement in gross profit margins partially offset by higher selling, general and administrative costs. See Adjusted EBITDA definition below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

The Company defines Adjusted EBITDA as net income or loss plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) foreign currency gains and losses, (f) equity-based compensation awards granted prior to December 31, 2018, (g) restructuring charges, (h) impairment of assets, and (i) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at June 29, 2019 totaled $153.0 million compared to $221.8 million at June 30, 2018. The current quarter’s U.S. backlog was impacted by demand softening due to retail inventory destocking in certain markets. Backlog at June 30, 2018 was higher than normal in part due to longer backlogs created by the Federal Emergency Management Agency orders produced through February 2018. In addition, backlog for the Canadian operations was lower in the current year first quarter due to continued softness in the western Canada housing markets.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 29, 2019 and June 30, 2018:

	Three Months Ended
(Dollars in thousands)	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$26,780	$4,265
Investing activities	(4,514)	7,738
Financing activities	(5,653)	(67,502)
Effect of exchange rate changes on cash, cash equivalents	400	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,013	(55,725)
Cash, cash equivalents and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents and restricted cash at end of period	$143,647	$80,891

The Company’s primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. The Company has $34.3 million of unused borrowing capacity under its revolving credit facility. Cash balances and cash flow from operations for the next year are expected to be adequate to fund capital expenditures. The level of cash availability is projected to be in excess of cash needed to operate the business for the next year. In the event operating cash flow is inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $26.8 million during the three months ended June 29, 2019 compared to $4.3 million during the three months ended June 30, 2018. Cash was generated by operating income (before non-cash charges) from higher operating margins, lower finished goods inventory and improved working capital management compared to the prior year. Additionally, there were no transaction expenses incurred for the Skyline acquisition in the first quarter of fiscal 2020 compared to of $6.4 million in the same period of the prior year, which contributed to the positive increase in cash provided by operating activities compared to the prior period.

Cash used in investing activities was $4.5 million for the three months ended June 29, 2019 which was related to capital expenditures. The expenditures for capital items are part of the Company’s focus on efficiency initiatives as well as the expansion of production capacity with the investment in the new Leesville, Louisiana manufacturing facility.  Cash provided by investing activities was $7.7 million during the three months ended June 30, 2018 as a result of cash acquired in the Exchange of $9.7 million, offset by capital expenditures of $2.0 million.

Cash used in financing activities was $5.7 million for the three months ended June 29, 2019, primarily related to the $5.0 million repayment on the revolving credit facility. Cash used in financing activities for the three months ended June 30, 2018 was $67.5 million, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $2.0 million of additional payments made for deferred financing fees. The Company also borrowed $46.9 million under the revolving credit agreement during the three months ended June 30, 2018 and utilized the proceeds to repay term loans.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2019 (the “Fiscal 2019 Annual Report”), under the heading "Critical Accounting Policies." There have been no significant changes in our significant accounting policies or critical accounting estimates during the three months ended June 29, 2019, with the exception of adoption of the new lease standard described in Note 10, “Leases,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Report”).

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

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2019 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There were no significant changes in the Company’s market risk during the three months ended June 29, 2019.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 29, 2019. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2019.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and other matters. For additional information on legal proceedings, see Note 15, “Commitments, Contingencies and Legal Proceedings – Legal Proceedings,” to the condensed consolidated financial statements included in this Report.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors described in Part 1, Item 1A., “Risk Factors,” in our Fiscal 2019 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the Fiscal 2019 Annual Report.

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

101

The following financial information from Skyline Champion Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 29, 2019 and March 30, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 29, 2019 and June 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2019 and June 30, 2018 , (v) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 29, 2019 and June 30, 2018 , and (vi) the Notes to the Condensed Consolidated Financial Statements. †

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	Chief Executive Officer	August 1, 2019
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	August 1, 2019
Laurie Hough	(Principal Financial Officer)