Form 10-Q
period 2019-09-28
Skyline Champion Corp
filed 2019-10-31
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

Number of shares of common stock outstanding as of October 25, 2019: 56,665,408

SKYLINE CHAMPION CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 28, 2019 (unaudited) and March 30, 2019	1
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended September 28, 2019 and September 29, 2018	2
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended September 28, 2019 and September 29, 2018	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 28, 2019 and September 29, 2018	4
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and six months ended September 28, 2019 and September 29, 2018	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6. Exhibits	31

SIGNATURES	32

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 28, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,739	$126,634
Trade accounts receivable, net	56,194	57,649
Inventories	113,063	122,638
Other current assets	16,071	11,369
Total current assets	340,067	318,290
Long-term assets:
Property, plant and equipment, net	111,428	108,587
Goodwill	173,521	173,406
Amortizable intangible assets, net	46,059	48,936
Deferred tax assets	31,218	34,058
Other noncurrent assets	29,257	16,677
Total assets	$731,550	$699,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$30,511	$33,321
Accounts payable	43,343	43,421
Other current liabilities	126,746	129,561
Total current liabilities	200,600	206,303
Long-term liabilities:
Long-term debt	44,330	54,330
Deferred tax liabilities	3,660	3,422
Other	32,810	23,927
Total long-term liabilities	80,800	81,679

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,665 and 56,657 shares issued (including 145 and 290 shares subject to restriction) as of September 28, 2019 and March 30, 2019, respectively	1,570	1,569
Additional paid-in capital	481,909	479,226
Accumulated deficit	(23,083)	(58,208)
Accumulated other comprehensive loss	(10,246)	(10,615)
Total stockholders’ equity	450,150	411,972
Total liabilities and stockholders’ equity	$731,550	$699,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$354,458	$355,436	$726,346	$677,697
Cost of sales	280,403	296,436	576,256	563,537
Gross profit	74,055	59,000	150,090	114,160
Selling, general, and administrative expenses	48,402	128,069	100,117	173,157
Operating income (loss)	25,653	(69,069)	49,973	(58,997)
Interest expense, net	382	827	691	1,899
Other expense	—	1,307	—	7,720
Income (loss) before income taxes	25,271	(71,203)	49,282	(68,616)
Income tax expense	7,526	5,822	14,157	9,262
Net income (loss)	$17,745	$(77,025)	$35,125	$(77,878)
Net income (loss) per share:
Basic	$0.31	$(1.42)	$0.62	$(1.53)
Diluted	$0.31	$(1.42)	$0.62	$(1.53)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss)	$17,745	$(77,025)	$35,125	$(77,878)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(530)	588	369	(107)
Total comprehensive income (loss)	$17,215	$(76,437)	$35,494	$(77,985)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities
Net income (loss)	$35,125	$(77,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,655	5,275
Amortization of intangible assets	2,724	1,683
Amortization of deferred financing fees	257	285
Fair market value adjustment for asset classified as held for sale	986	—
Equity-based compensation	4,703	93,927
Deferred taxes	3,214	3,025
(Gain) loss on disposal of property, plant and equipment	(11)	3
Foreign currency transaction (gain) loss	(25)	33
Change in assets and liabilities net of business acquired:
Accounts receivable	1,480	398
Inventories	9,701	3,852
Prepaids and other assets	(5,805)	(524)
Accounts payable	(98)	(586)
Accrued expenses and other liabilities	(6,748)	(475)
Net cash provided by operating activities	52,158	29,018
Cash flows from investing activities
Additions to property, plant, and equipment	(9,409)	(4,684)
Cash acquired in business acquisition	—	9,722
Proceeds from disposal of property, plant and equipment	17	11
Decrease in note receivable	—	132
Net cash (used in) provided by investing activities	(9,392)	5,181
Cash flows from financing activities
Changes in floor plan financing, net	(2,810)	68
Borrowings on revolving debt facility	—	46,900
Payments on revolving debt facility	(10,000)	—
Payments on term-loans and other debt	—	(46,900)
Payments for deferred financing fees	—	(1,974)
Stock option exercises	112	1,615
Tax payments for equity-based compensation	(2,131)	(2,336)
Members' capital distribution	—	(65,277)
Net cash used in financing activities	(14,829)	(67,904)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	168	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,105	(33,743)
Cash, cash equivalents and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents and restricted cash at end of period	$154,739	$102,873

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three Months Ended September 28, 2019
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	56,657	$1,569	$—	$481,143	$(40,828)	$(9,716)	$432,168
Net income	—	—	—	—	17,745	—	17,745
Equity-based compensation	—	—	—	2,786	—	—	2,786
Net common stock issued under equity-based compensation plans	8	1	—	(2,020)	—	—	(2,019)
Foreign currency translation adjustments	—	—	—	—	—	(530)	(530)
Balance at September 28, 2019	56,665	$1,570	$—	$481,909	$(23,083)	$(10,246)	$450,150

	Six Months Ended September 28, 2019
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$—	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	—	35,125	—	35,125
Equity-based compensation	—	—	—	4,703	—	—	4,703
Net common stock issued under equity-based compensation plans	8	1	—	(2,020)	—	—	(2,019)
Foreign currency translation adjustments	—	—	—	—	—	369	369
Balance at September 28, 2019	56,665	$1,570	$—	$481,909	$(23,083)	$(10,246)	$450,150

	Three Months Ended September 29, 2018
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	56,188	$1,556	$—	$388,854	$(853)	$(9,988)	$379,569
Net loss	—	—		—	(77,025)	—	(77,025)
Equity-based compensation	—	—	—	85,996	—	—	85,996
Net common stock issued under equity-based compensation plans	525	15	—	(2,674)	—	—	(2,659)
Foreign currency translation adjustments	—	—	—	—	—	588	588
Balance at September 29, 2018	56,713	$1,571	$—	$472,176	$(77,878)	$(9,400)	$386,469

	Six Months Ended September 29, 2018
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2018	—	$—	$140,076	$—	$22,514	$(9,293)	$153,297
Net loss	—	—		—	(77,878)	—	(77,878)
Members' capital distributions	—	—	(42,763)		(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	56,143	1,555	(97,313)	380,923	—	—	285,165
Equity-based compensation	—	—	—	93,927	—	—	93,927
Net common stock issued under equity-based compensation plans	570	16	—	(2,674)			(2,658)
Foreign currency translation adjustments	—	—	—	—	—	(107)	(107)
Balance at September 29, 2018	56,713	$1,571	$—	$472,176	$(77,878)	$(9,400)	$386,469

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

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the six months ending September 29, 2018 are comprised of 1) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through September 29, 2018.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2020”, will end on March 28, 2020. References to “fiscal 2019” refer to the Company’s fiscal year ended March 30, 2019. The three and six months ended September 28, 2019 and September 29, 2018 each included 13 weeks and 26 weeks, respectively.

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

The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations. Champion Holdings was deemed to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. The Company incurred acquisition-related costs of approximately $0.5 million and $6.9 million for the three and six months ended September 29, 2018, respectively, which were classified as other expense in the condensed consolidated statements of operations. Additionally, the Company incurred approximately $6.0 million in stock compensation expense related to former Skyline employees during the first quarter of fiscal 2019, which is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations. These types of costs were not incurred during fiscal 2020.

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

The purchase price was allocated as follows:

(Dollars in thousands)
Cash	$9,722
Trade accounts receivable	13,876
Inventory	19,028
Assets held for sale	2,086
Property, plant and equipment	40,220
Deferred tax assets, net	7,034
Other assets	6,706
Accounts payable and accrued liabilities	(36,027)
Intangibles	52,065
Goodwill	170,342
Total purchase price allocation	$285,052

Goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade receivables, other assets, accounts payable, accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of property, plant, and equipment were based on independent appraisals and broker opinions of value, giving consideration to the highest and best use of the assets. Key assumptions used in the

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

appraisals were based on a combination of market and cost approaches, as appropriate. Level 3 fair value estimates of $40.2 million related to property, plant, and equipment and $52.1 million related to intangible assets were recognized in the accompanying condensed consolidated balance sheet as a result of the allocation of the purchase price from the Exchange. The Company determined $2.1 million of property acquired in the Exchange met the definition of held for sale at the acquisition date and was classified in other current assets. The fair value less cost to sell of this held for sale property is evaluated each reporting period to determine if it has changed. A loss of $1.0 million was recorded during the first quarter of fiscal 2020 related to this held for sale property based on updated market information. Assets held for sale were $1.1 million and $2.1 million as of September 28, 2019 and March 30, 2019, respectively. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

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

The statement of operations for the three and six months ended September 29, 2018 includes $68.0 and $90.1 million, respectively, of net sales attributable to the acquired Skyline operations.

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Six Months Ended
	September 29, 2018
(Dollars in thousands)	Reported	Pro forma
Net sales	$677,697	$723,501
Net loss	(77,878)	(62,769)

The pro forma results are based on adding the historical results of operations of Champion Holdings and Skyline and adjusting those historical amounts for the amortization of intangibles created in the Exchange; the increase in depreciation as a result of the step-up in fair value of property, plant, and equipment; removing transaction costs directly associated with the Exchange; removing equity-based compensation expense directly resulting from the Exchange; reflecting the financing arrangements entered into in connection with the Exchange, and adjusting those items for income taxes. The pro forma disclosures do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Exchange or any integration costs. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

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
3.	Inventories

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 28, 2019	March 30, 2019
Raw materials	$50,259	$48,531
Work in process	13,682	13,973
Finished goods and other	49,122	60,134
Total inventories	$113,063	$122,638

At September 28, 2019 and March 30, 2019, reserves for obsolete inventory were $4.0 million and $4.1 million, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 28, 2019 and September 29, 2018 was $3.6 million and $2.8 million, respectively. Depreciation expense for the six months ended September 28, 2019 and September 29, 2018 was $6.7 million and $5.3 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 28, 2019	March 30, 2019
Land and improvements	$35,380	$34,264
Buildings and improvements	86,738	83,973
Machinery and equipment	48,054	42,476
Construction in progress	3,821	3,619
Property, plant and equipment, at cost	173,993	164,332
Less: accumulated depreciation	(62,565)	(55,745)
Property, plant, and equipment, net	$111,428	$108,587

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 28, 2019 and March 30, 2019, the Company had goodwill of $173.5 million and $173.4 million, respectively. The change from March 30, 2019 was a result of the finalization of the allocation of net assets recognized in connection with the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 28, 2019			March 30, 2019
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,674	$13,192	$61,866	$48,782	$13,173	$61,955
Accumulated amortization	(11,274)	(4,533)	(15,807)	(9,052)	(3,967)	(13,019)
Amortizable intangibles, net	$37,400	$8,659	$46,059	$39,730	$9,206	$48,936

The Company recognized finite-lived intangibles for customer relationships of $43.1 million and trade names of $9.0 million as a result of the allocation of the purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant, and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. During the three months ended September 28, 2019 and September 29, 2018, amortization of intangible assets was $1.3 million and $1.2 million, respectively.  During the six months ended September 28, 2019 and September 29, 2018, amortization of intangible assets was $2.7 million and $1.7 million, respectively.

6.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 28, 2019	March 30, 2019
Customer deposits and receipts in excess of revenues	$24,953	$28,392
Accrued volume rebates	19,797	21,020
Accrued warranty obligations	19,477	17,886
Accrued compensation and payroll taxes	28,708	32,075
Accrued insurance	16,985	16,245
Other	16,826	13,943
Total other current liabilities	$126,746	$129,561

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

7.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Balance at the beginning of the period	$23,990	$21,898	$23,346	$15,430
Warranty assumed in the Exchange	—	—	—	6,259
Warranty expense	7,803	9,448	18,333	16,667
Cash warranty payments	(7,356)	(8,475)	(17,242)	(15,485)
Balance at end of period	24,437	22,871	24,437	22,871
Less: noncurrent portion in other long-term liabilities	(4,960)	(5,700)	(4,960)	(5,700)
Total current portion	$19,477	$17,171	$19,477	$17,171

8.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 28, 2019	March 30, 2019
Revolving credit facility maturing in 2023	$31,900	$41,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	44,330	54,330
Less: current portion	—	—
Total long-term debt	$44,330	$54,330

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility. The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement. During the three and six months ended September 28, 2019, the Company repaid $5.0 million and $10.0 million, respectively, of amounts previously drawn on the revolving credit facility.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At September 28, 2019 the interest rate on borrowings under the Credit Agreement was 3.57%. At September 28, 2019, letters of credit issued under the Credit Agreement totaled $28.7 million. Total available borrowings under the Credit Agreement as of September 28, 2019 were $39.4 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 28, 2019, including related costs and fees, was 3.69%. At March 30, 2019, the weighted average interest rate was 3.62%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of September 28, 2019.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At September 28, 2019 and March 30, 2019, the Company had outstanding borrowings on floor plan financing agreements of $30.5 million and $33.3 million, respectively. Total credit line capacity provided under the agreements was $47.0 million as of September 28, 2019. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and six months ended September 28, 2019 and September 29, 2018:

	Three Months Ended September 28, 2019
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$308,299	$26,407	$—	$334,706
Commercial	4,531	—	—	4,531
Transportation	—	—	15,221	15,221
Total	$312,830	$26,407	$15,221	$354,458

	Six Months Ended September 28, 2019
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$639,904	$50,107	$—	$690,011
Commercial	4,531	—	—	4,531
Transportation	—	—	31,804	31,804
Total	$644,435	$50,107	$31,804	$726,346

	Three Months Ended September 29, 2018
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$302,017	$25,401	$—	$327,418
Commercial	4,598	—	—	4,598
Transportation	—	—	23,420	23,420
Total	$306,615	$25,401	$23,420	$355,436

	Six Months Ended September 29, 2018
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$562,803	$52,755	$—	$615,558
Commercial	9,936	—	—	9,936
Transportation	—	—	52,203	52,203
Total	$572,739	$52,755	$52,203	$677,697

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10.	Leases

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

(Dollars in thousands)	Three Months Ended September 28, 2019	Six Months Ended September 28, 2019
Operating lease expense	$1,470	$2,875
Short-term lease expense	230	603
Total lease expense	$1,700	$3,478

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below:

(Dollars in thousands)	September 28, 2019
Right-of-use assets under operating leases:
Other long-term assets	$12,712
Lease obligations under operating leases:
Other current liabilities	4,073
Other long-term liabilities	8,639
Total lease obligation	$12,712

Maturities of lease obligations as of September 28, 2019, are shown below:

(Dollars in thousands)	September 28, 2019
Fiscal 2020 (1)	$2,500
Fiscal 2021	4,151
Fiscal 2022	3,086
Fiscal 2023	2,232
Fiscal 2024	909
Thereafter	2,213
Total undiscounted cash flows	15,091
Less: imputed interest	(2,379)
Lease obligations under operating leases	$12,712
(1)	For remaining period in fiscal year.

The weighted average lease term and discount rate for operating leases are shown below:

September 28, 2019
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	5.6

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

Cash flow information related to operating leases is shown below:

(Dollars in thousands)	Six Months Ended September 28, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,606
Operating cash flows:
Cash paid related to operating lease obligations	$2,958

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

11.	Income Taxes

For the three months ended September 28, 2019 and September 29, 2018, the Company recorded $7.5 million and $5.8 million of income tax expense and had an effective tax rate of 29.8% and (8.2%), respectively. For the six months ended September 28, 2019 and September 29, 2018, the Company recorded $14.2 million and $9.3 million of income tax expense and had an effective tax rate of 28.7% and (13.5%),  respectively. The change in the effective tax rate for the three and six months ended September 28, 2019, compared with the same respective periods of the prior year, was primarily due to costs related to the Exchange for which no tax benefit could be recognized.

The Company’s effective tax rate for the three and six months ended September 28, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions. The Company’s effective tax rate for the three and six months ended September 29, 2018 differed from the federal statutory rate primarily due to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities.

During the six months ended September 28, 2019, the Company’s uncertain tax position did not change. During the six months ended September 29, 2018, the Company’s uncertain tax position decreased by $0.4 million due to expiration of certain statutes of limitations. The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest and penalties for the periods presented herein were not significant.

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

During the three and six months ended September 28, 2019, the two-class method was more dilutive and was not applicable to the September 29, 2018 computation given the net loss recorded for the three and six months ended September 29, 2018. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
(Dollars and shares in thousands, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income (loss)	$17,745	$(77,025)	$35,125	$(77,878)
Undistributed earnings allocated to participating securities	(65)	—	(154)	—
Net income (loss) attributable to the Company's common shareholders	$17,680	$(77,025)	$34,971	$(77,878)
Denominator:
Basic weighted average shares outstanding	56,481	54,105	56,424	50,747
Dilutive securities	243	—	233	—
Diluted weighted average shares outstanding	56,724	54,105	56,657	50,747

Basic net income (loss) per share	$0.31	$(1.42)	$0.62	$(1.53)
Diluted net income (loss) per share	$0.31	$(1.42)	$0.62	$(1.53)

13.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC; MAK Management L.P.; and Sankaty Advisors, LLC (collectively, the “Managers”), affiliates of which collectively owned a majority of the units of Champion Holdings and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to Champion Holdings. Management fee expense during fiscal 2019, recognized prior to the Exchange, was $0.3 million. The Services Agreement was terminated in connection with the Exchange. The Management fee expense is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operation.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

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

Selected financial information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net sales:
U.S. Factory-built Housing	$312,830	$306,615	$644,435	$572,739
Canadian Factory-built Housing	26,407	25,401	50,107	52,755
Corporate/Other	15,221	23,420	31,804	52,203
Consolidated net sales	$354,458	$355,436	$726,346	$677,697
Operating income:
U.S. Factory-built Housing EBITDA	$35,314	$26,687	$71,459	$49,603
Canadian Factory-built Housing EBITDA	4,244	3,035	7,299	6,555
Corporate/Other EBITDA	(8,998)	(94,744)	(19,406)	(108,197)
Depreciation	(3,545)	(2,845)	(6,655)	(5,275)
Amortization	(1,362)	(1,202)	(2,724)	(1,683)
Consolidated operating income	$25,653	$(69,069)	$49,973	$(58,997)
Depreciation:
U.S. Factory-built Housing	$3,068	$2,415	$5,706	$4,460
Canadian Factory-built Housing	247	227	489	458
Corporate/Other	230	203	460	357
Consolidated depreciation	$3,545	$2,845	$6,655	$5,275
Amortization of intangible assets:
U.S. Factory-built Housing	$1,362	$1,142	$2,724	$1,562
Canadian Factory-built Housing	—	60	—	121
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,362	$1,202	$2,724	$1,683
Capital expenditures:
U.S. Factory-built Housing	$4,144	$2,176	$7,502	$3,456
Canadian Factory-built Housing	317	204	428	414
Corporate/Other	422	285	1,479	814
Consolidated capital expenditures	$4,883	$2,665	$9,409	$4,684

(Dollars in thousands)			September 28, 2019	March 30, 2019
Total Assets:
U.S. Factory-built Housing (1)			$491,699	$488,878
Canadian Factory-built Housing (1)			62,879	59,260
Corporate/Other (1)			176,972	151,816
Consolidated total assets			$731,550	$699,954

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

15.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account the estimate of the loss the Company will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting the Company’s retailers. The reserve for estimated losses under repurchase agreements was $0.9 million at September 28, 2019 and $1.0 million at March 30, 2019. Excluding the resale value of the homes, the contingent repurchase obligation as of September 28, 2019 was estimated to be approximately $157.4 million. Losses incurred on homes repurchased were immaterial during each of the three and six months ended September 28, 2019 and September 29, 2018.

In addition to the repurchase agreements, the Company has agreed to guarantee from 3% to 50% of certain retailers’ outstanding loans to a floor plan lender. At September 28, 2019, those guarantees totaled $0.7 million of which $0.5 million was outstanding.

At September 28, 2019, the Company was contingently obligated for approximately $28.7 million under letters of credit, primarily consisting of $12.7 million to support long-term debt, $15.7 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $24.1 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

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

Combination with Skyline

On January 5, 2018, Champion Holdings and Skyline entered into an Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, the Company’s financial results for the six months ending September 29, 2018 are comprised of 1) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through September 29, 2018.

Industry and Company Outlook

For the six months ended September 28, 2019, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. Industry shipments of HUD-code homes were 62,471 during the eight months ended August 31, 2019 compared to 66,721 units shipped in same period of the prior year. The Company’s HUD market share during those periods was 17.1% versus 14.4% in the comparable period of the prior year. Industry sales of HUD-code homes have increased since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is approximately 222,000 units per year.

For the six months ended September 28, 2019, approximately 16% of the Company’s U.S. manufacturing sales were modular. The industry reports U.S. modular market shipments quarterly and three months in arrears. Industry shipments of modular homes in the U.S. were 6,916 during the first half of calendar year 2019, which was 9.9% lower than the 7,673 units shipped in the comparable period of the prior year. The Company’s modular market share during these periods was 14.1% and 11.5%, respectively. Modular home sales across the industry have generally been stable since 2009.

UNAUDITED RESULTS OF OPERATIONS FOR Q2 FISCAL 2020 VS. 2019

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018

Results of Operations Data:
Net sales	$354,458	$355,436
Cost of sales	280,403	296,436
Gross profit	74,055	59,000
Selling, general, and administrative expenses	48,402	128,069
Operating income (loss)	25,653	(69,069)
Interest expense, net	382	827
Other expense	—	1,307
Income (loss) before income taxes	25,271	(71,203)
Income tax expense	7,526	5,822
Net income (loss)	$17,745	$(77,025)

Reconciliation of Adjusted EBITDA:
Net income (loss)	$17,745	$(77,025)
Income tax expense	7,526	5,822
Interest expense, net	382	827
Depreciation and amortization	4,907	4,047
Equity-based compensation (for awards granted prior to December 31, 2018)	1,534	85,839
Foreign currency transaction loss (gain)	47	(34)
Transaction costs	—	492
Acquisition integration costs	340	2,313
Equity-offering costs	—	816
Restructuring costs and other	1	702
Adjusted EBITDA	$32,482	$23,799
As a percent of net sales:
Gross profit	20.9%	16.6%
Selling, general, and administrative expenses	13.7%	36.0%
Operating income (loss)	7.2%	(19.4%)
Net income (loss)	5.0%	(21.7%)
Adjusted EBITDA	9.2%	6.7%

NET SALES

The following table summarizes net sales for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Net sales	$354,458	$355,436	$(978)	(0.3%)
U.S. manufacturing and retail net sales	$312,830	$306,615	$6,215	2.0%
U.S. homes sold	5,026	5,038	(12)	(0.2%)
U.S. manufacturing and retail average home selling price	$62.2	$60.9	$1.4	2.3%
Canadian manufacturing net sales	$26,407	$25,401	$1,006	4.0%
Canadian homes sold	311	312	(1)	(0.3%)
Canadian manufacturing average home selling price	$84.9	$81.4	$3	4.3%
Corporate/Other net sales	$15,221	$23,420	$(8,199)	(35.0%)
U.S. manufacturing facilities in operation at end of period	33	31	2	6.5%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net sales for the three months ended September 28, 2019 were $354.5 million, a decrease of $1.0 million, or 0.3% compared to the three months ended September 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $6.2 million, or 2.0%. The improvement was due to a 2.3% increase in average home selling prices resulting from a shift in product mix. Product mix fluctuations result from consumer preferences regarding the size and styles of homes selected for purchase, as well as opting for home upgrade packages as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $1.0 million, or 4.0% for the three months ended September 28, 2019 compared to the same period in the prior year. The increase was due to a 4.3% increase in average home selling price resulting from a shift in product mix. Net sales for the Canadian segment were unfavorably impacted by approximately $0.6 million as the Canadian dollar weakened compared to the U.S. dollar during the second quarter of fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended September 28, 2019, net sales decreased $8.2 million, or 35.0%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Gross profit:
U.S. Factory-built Housing	$65,361	$50,706	$14,655	28.9%
Canadian Factory-built Housing	5,953	4,588	1,365	29.8%
Corporate/Other	2,741	3,706	(965)	(26.0%)
Total gross profit	$74,055	$59,000	$15,055	25.5%
Gross profit as a percent of net sales	20.9%	16.6%

Gross profit as a percent of sales during the three months ended September 28, 2019 was 20.9% compared to 16.6% during three months ended September 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $14.7 million, or 28.9%, during the three months ended September 28, 2019 compared to the same period in the prior year. Gross profit was 20.9% as a percent of segment net sales for the three months ended September 28, 2019 compared to 16.5% in the same period of the prior year. Gross profit expansion was driven by material cost inputs, Exchange synergy capture, rationalization of product offerings and plant operating improvements. These improvements were partially offset by the production ramp costs for capacity expansion at a recently opened manufacturing facility.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $1.4 million, or 29.8%, during the three months ended September 28, 2019 compared to the same period in the prior year. Gross profit as a percent of net segment sales was 22.5% for the three months ended September 28, 2019, compared to 18.1% in the same period of the prior year. Gross margin increased due to product mix, lower material commodity pricing, and efforts to reduce fixed expenses during slower economic market cycles.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $1.0 million, or 26.0%, during the three months ended September 28, 2019 compared to the same period in the prior year. However, Corporate/Other gross profit improved as a percent of segment net sales to 18.0% from 15.8%. Gross margins for the Company’s transportation business improved as a percent of sales due in part to less brokered business to other providers at lower margins in response to the decline in revenue caused by the softening of market demand for RVs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$34,476	$26,494	$7,982	30.1%
Canadian Factory-built Housing	1,956	1,840	116	6.3%
Corporate/Other	11,970	99,735	(87,765)	(88.0%)
Total selling, general, and administrative expenses	$48,402	$128,069	$(79,667)	(62.2%)
Selling, general, and administrative expense as a percent of net sales	13.7%	36.0%

Selling, general, and administrative expenses were $48.4 million for the three months ended September 28, 2019, a decrease of $79.7 million compared to the same period in the prior year, primarily due to stock compensation expense recognized in the prior year, as explained further below. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $8.0 million, or 30.1%, during the three months ended September 28, 2019 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales, was 11.0% for the three months ended September 28, 2019 compared to 8.6% during the comparable period in the prior year. The increase in selling, general, and administrative expenses was a combination of factors which include (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members; and (iii) investment in capacity expansion at a newly opened manufacturing facility.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.1 million, or 6.3%, during the three months ended September 28, 2019 as compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 7.4% for the three months ended September 28, 2019 compared to 7.2% for the same period in the prior year. The increase is primarily due to higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $87.8 million, or 88.0%, during the three months ended September 28, 2019 as compared to the same period of the prior year. The decrease is mainly related to stock compensation expense recognized in the prior year triggered by the secondary offerings which closed during the second quarter of fiscal 2019 of $85.8 million, as well as a reduction in acquisition integration costs and restructuring costs of $2.7 million.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Interest expense	$1,195	$1,197	$(2)	(0.2%)
Interest income	(813)	(370)	(443)	119.7%
Interest expense, net	$382	$827	$(445)	(53.8%)
Average outstanding floor plan payable	$31,284	$28,745
Average outstanding long-term debt	$48,080	$59,422

Interest expense, net was $0.4 million for the three months ended September 28, 2019, a decrease of $0.4 million compared to the same period in the prior year. The decrease was related to: (i) higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities and (ii) a lower average outstanding balance on its credit facility as compared to the same period in the prior year. The decrease was offset by increased interest expense on the floor plan payable balances due to a higher average outstanding balance as compared to the same period in the prior year, as well as an increase in the effective interest rate on the borrowings.

OTHER EXPENSE

The following table summarizes other expense for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Other expense	$—	$1,307	$(1,307)	(100.0%)

Other expense for the three months ended September 29, 2018 related to legal, accounting, and advisory services associated with the secondary offerings of $0.8 million and the Exchange of $0.5 million.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Income tax expense	$7,526	$5,822	$1,704	29.3%
Effective tax rate	29.8%	(8.2%)

Income tax expense for the three months ended September 28, 2019 was $7.5 million, representing an effective tax rate of 29.8%, compared to income tax expense of $5.8 million, representing an effective tax rate of (8.2%), for the three months ended September 29, 2018.

The Company’s effective tax rate for the three months ended September 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended September 29, 2018 differed from the federal statutory rate of 21.0% primarily due to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results of operations in foreign jurisdictions and non-taxable entities.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 28, 2019 and September 29, 2018:

	Three Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change
Net income (loss)	$17,745	$(77,025)	$94,770	*
Income tax expense	7,526	5,822	1,704	29.3%
Interest expense, net	382	827	(445)	(53.8%)
Depreciation and amortization	4,907	4,047	860	21.3%
Equity-based compensation (for awards granted prior to December 31, 2018)	1,534	85,839	(84,305)	(98.2%)
Foreign currency transaction (gain) loss	47	(34)	81	*
Transaction costs	—	492	(492)	*
Acquisition integration costs	340	2,313	(1,973)	(85.3%)
Equity-offering costs	—	816	(816)	*
Restructuring costs and other	1	702	(701)	*
Adjusted EBITDA	$32,482	$23,799	$8,683	36.5%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 28, 2019 was $32.5 million, an increase of $8.7 million from the same period of the prior year. The increase is primarily due improved gross profit levels generated by lower material cost inputs, procurement and operational synergies related to the Exchange, and execution on identified operational improvements. See Adjusted EBITDA definition below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST HALF OF FISCAL 2020 VS. 2019

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018

Results of Operations Data:
Net sales	$726,346	$677,697
Cost of sales	576,256	563,537
Gross profit	150,090	114,160
Selling, general and administrative expenses	100,117	173,157
Operating income (loss)	49,973	(58,997)
Interest expense, net	691	1,899
Other expense	—	7,720
Income (loss) before income taxes	49,282	(68,616)
Income tax expense	14,157	9,262
Net income (loss)	$35,125	$(77,878)

Reconciliation of Adjusted EBITDA:
Net income (loss)	$35,125	$(77,878)
Income tax expense	14,157	9,262
Interest expense, net	691	1,899
Depreciation and amortization	9,379	6,958
Equity-based compensation (for awards granted prior to December 31, 2018)	2,641	93,927
Foreign currency transaction (gain) loss	(25)	33
Transaction costs	—	6,905
Acquisition integration costs	1,378	3,502
Equity-offering costs	—	816
Fair market value adjustment for asset classified as held for sale	986	—
Restructuring costs and other	235	1,110
Adjusted EBITDA	$64,567	$46,534
As a percent of net sales:
Gross profit	20.7%	16.8%
Selling, general and administrative expenses	13.8%	25.6%
Operating income (loss)	6.9%	(8.7%)
Net income (loss)	4.8%	(11.5%)
Adjusted EBITDA	8.9%	6.9%

NET SALES

The following table summarizes net sales for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Net sales	$726,346	$677,697	$48,649	7.2%
U.S. manufacturing and retail net sales	$644,435	$572,739	$71,696	12.5%
U.S. homes sold	10,474	9,587	887	9.3%
U.S. manufacturing and retail average home selling price	$61.5	$59.7	$1.8	3.0%
Canadian manufacturing net sales	$50,107	$52,755	$(2,648)	(5.0%)
Canadian homes sold	596	674	(78)	(11.6%)
Canadian manufacturing average home selling price	$84.1	$78.3	$6	7.4%
Corporate/Other net sales	$31,804	$52,203	$(20,399)	(39.1%)
U.S. manufacturing facilities in operation at end of period	33	31	2	6.5%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net sales for the six months ended September 28, 2019 were $726.3 million, an increase of $48.6 million, or 7.2% over the six months ended September 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the Company’s net sales growth for the six months ended September 28, 2019 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $71.7 million, or 12.5%. The number of homes sold during the six months ended September 28, 2019 increased by 887 units, or 9.3%. Net sales increased by $50.3 million due to the inclusion of the Skyline operations for all six months in the first half of fiscal 2020 compared to the same period of the prior year which only included four months of Skyline operations. The remainder of the increase was due to a combination of factors which included additional manufacturing capacity, plant operating improvements, and an increase in the average home selling price which was driven primarily by product mix. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, and opting for home upgrade packages as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $2.6 million, or 5.0% for the six months ended September 28, 2019 compared to the same period in the prior year, primarily due to a 11.6% decrease in number of homes sold, partially offset by a 7.4% increase in average home selling price which was a result of pricing actions taken by the Company as well as shifts in product mix. The number of homes sold decreased due to the decline in manufactured housing demand in the British Columbia and Alberta provinces versus the same period in the prior year. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.3 million as the Canadian dollar weakened compared to the U.S. dollar during the first half of fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended September 28, 2019, net sales decreased $20.4 million, or 39.1%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Gross profit:
U.S. Factory-built Housing	$133,676	$96,029	$37,647	39.2%
Canadian Factory-built Housing	10,579	9,942	637	6.4%
Corporate/Other	5,835	8,189	(2,354)	(28.7%)
Total gross profit	$150,090	$114,160	$35,930	31.5%
Gross profit as a percent of net sales	20.7%	16.8%

Gross profit as a percent of sales during the six months ended September 28, 2019 was 20.7% compared to 16.8% during six months ended September 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $37.6 million, or 39.2%, during the six months ended September 28, 2019 compared to the same period in the prior year. The increase in gross profit is due to the increase in sales volumes and improved margins. Gross profit was 20.7% as a percent of segment net sales for the six months ended September 28, 2019 compared to 16.8% in the same period of the prior year. Gross profit expansion was driven by favorable material pricing, refinement of product offerings, plant operating improvements, and procurement and operational synergies related to the Exchange, all of which were partially offset by labor inflation.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased $0.6 million, or 6.4%, during the six months ended September 28, 2019 compared to the same period in the prior year. Gross profit as a percent of net sales was 21.1% for the six months ended September 28, 2019, compared to 18.8% in the same period of the prior year. Gross margin increased due to product mix, lower material commodity pricing, and efforts to reduce fixed expenses during slower economic market cycles.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $2.4 million, or 28.7%, during the six months ended September 28, 2019 compared to the same period in the prior year due to lower sales volume. Corporate/Other gross profit improved as a percent of segment net sales to 18.3% from 15.7%. Gross margins for the Company’s transportation business improved as a percent of sales due in part to less brokered business to other providers at lower margins in response to the decline in revenue caused by the softening of market demand for RVs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$70,647	$51,005	$19,642	38.5%
Canadian Factory-built Housing	3,769	3,966	(197)	(5.0%)
Corporate/Other	25,701	118,186	(92,485)	(78.3%)
Total selling, general, and administrative expenses	$100,117	$173,157	$(73,040)	(42.2%)
Selling, general, and administrative expense as a percent of net sales	13.8%	25.6%

Selling, general, and administrative expenses were $100.1 million for the six months ended September 28, 2019, a decrease of $73.0 million compared to the same period in the prior year, primarily due to stock compensation expense recognized in the prior year, as explained further below. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $19.6 million, or 38.5%, during the six months ended September 28, 2019 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales, was 11.0% for the six months ended September 28, 2019 compared to 8.9% during the comparable period in the prior year. The inclusion of six months of Skyline operations for the first half of fiscal 2020 versus four months for the same period of the prior year as well as intangible amortization related to the Exchange increased selling, general, and administrative expenses by $6.7 million. The Company recorded ramp up costs for capacity expansion of $2.1 million during the six months ended September 28, 2019. The remainder of the increase in selling, general, and administrative expenses was a combination of factors which include (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability, and (ii) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.2 million, or 5.0%, during the six months ended September 28, 2019 as compared to the same period of the prior year. The decrease is due to an effort to reduce fixed expenses during slower economic market cycles, partially offset by higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 7.5% for both the six months ended September 28, 2019 and the same period in the prior year.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $92.5 million, or 78.3%, during the six months ended September 28, 2019 as compared to the same period of the prior year. The decrease is mainly related to stock compensation expense of $93.9 million recognized in the prior year triggered by the Exchange and secondary offerings, as well as a reduction in acquisition integration and restructuring costs of $3.0 million. This decrease was partially offset by a fair market value adjustment charge of $1.0 million related to property acquired in the Exchange and stock-based compensation expense for long term incentive plans of $2.1 million recorded during the six months ended September 28, 2019.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Interest expense	$2,466	$2,699	$(233)	(8.6%)
Interest income	(1,775)	(800)	(975)	121.9%
Interest expense, net	$691	$1,899	$(1,208)	(63.6%)
Average outstanding floor plan payable	$31,959	$29,407
Average outstanding long-term debt	$50,759	$59,377

Interest expense, net was $0.7 million for the six months ended September 28, 2019, a decrease of $1.2 million compared to the same period in the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities. In addition, the Company incurred reduced interest expense due to (i) a lower weighted average interest rate on its revolving credit facility of 3.9% as compared to 7.4% on the term loans under a previously outstanding credit agreement, and (ii) an average lower outstanding balance on its credit facility as compared to the same period in the prior year.

OTHER EXPENSE

The following table summarizes other expense for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Other expense	$—	$7,720	$(7,720)	(100.0%)

Other expense for the six months ended September 29, 2018 primarily consists of $6.9 million of expenses related to legal, accounting, and advisory services associated with the Exchange. The Company also incurred $0.8 million of expenses for legal, accounting, and advisory services related to the secondary offerings.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Income tax expense	$14,157	$9,262	$4,895	52.9%
Effective tax rate	28.7%	(13.5%)

Income tax expense for the six months ended September 28, 2019 was $14.2 million, representing an effective tax rate of 28.7%, compared to income tax expense of $9.3 million, representing an effective tax rate of (13.5%), for the six months ended September 29, 2018.

The Company’s effective tax rate for the six months ended September 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the six months ended September 29, 2018 differed from the federal statutory rate of 21.0% primarily due the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results of operations in foreign jurisdictions and non-taxable entities. The effective tax rate for the six months ended September 28, 2019 is more representative of the Company’s ongoing expected effective tax rate.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018	Change	% Change

Net income (loss)	$35,125	$(77,878)	$113,003	*
Income tax expense	14,157	9,262	4,895	52.9%
Interest expense, net	691	1,899	(1,208)	(63.6%)
Depreciation and amortization	9,379	6,958	2,421	34.8%
Equity-based compensation (for awards granted prior to December 31, 2018)	2,641	93,927	(91,286)	(97.2%)
Foreign currency transaction (gain) loss	(25)	33	(58)	*
Transaction costs	—	6,905	(6,905)	*
Acquisition integration costs	1,378	3,502	(2,124)	(60.7%)
Equity-offering costs	—	816	(816)	*
Fair market value adjustment for asset classified as held for sale	986	—	986	*
Restructuring costs and other	235	1,110	(875)	(78.8%)
Adjusted EBITDA	$64,567	$46,534	$18,033	38.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 28, 2019 was $64.6 million, an increase of $18.0 million from the same period of the prior year. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction-related expenses, integration costs, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange. The increase in operating income is primarily due to an increase in sales volume from the inclusion of the Skyline operations and an improvement in gross profit margins partially offset by higher selling, general, and administrative costs. See Adjusted EBITDA definition below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at September 28, 2019 totaled $172.0 million compared to $252.4 million at September 29, 2018. The reduction in backlog is driven by a decrease in order rates from retailers. The order rates are based on manufacturers’ backlogs and delivery times which are shorter, generally, than the same time last year. In addition, backlog for Canadian operations was lower in the current period due to continued softness in the western Canada housing markets.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended September 28, 2019 and September 29, 2018:

	Six Months Ended
(Dollars in thousands)	September 28, 2019	September 29, 2018
Net cash provided by (used in):
Operating activities	$52,158	$29,018
Investing activities	(9,392)	5,181
Financing activities	(14,829)	(67,904)
Effect of exchange rate changes on cash, cash equivalents	168	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,105	(33,743)
Cash, cash equivalents and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents and restricted cash at end of period	$154,739	$102,873

The Company’s primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. The Company has $39.4 million of unused borrowing capacity under its revolving credit facility. Cash balances and cash flow from operations for the next year are expected to be adequate to fund capital expenditures. The level of cash availability is projected to be in excess of cash needed to operate the business for the next year. In the event operating cash flow is inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $52.2 million during the six months ended September 28, 2019 compared to $29.0 million during the six months ended September 29, 2018. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Additionally, there were no transaction expenses incurred for the Skyline acquisition or equity offering costs in the first half of fiscal 2020 compared to $7.5 million in the same period of the prior year, which contributed to the positive increase in cash provided by operating activities compared to the prior period.

Cash used in investing activities was $9.4 million for the six months ended September 28, 2019 which was related to capital expenditures. The expenditures for capital items are part of the Company’s focus on efficiency and safety initiatives as well as the expansion of production capacity with the investment in the new Leesville, Louisiana manufacturing facility. Cash provided by investing activities was $5.2 million during the six months ended September 29, 2018 as a result of cash acquired in the Exchange of $9.7 million, offset by capital expenditures of $4.7 million.

Cash used in financing activities was $14.8 million for the six months ended September 28, 2019, primarily related to the $10.0 million repayment on the revolving credit facility and $2.8 million, net repayment on the floor plan payable balance. Cash used in financing activities for the six months ended September 29, 2018 was $67.9 million, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $2.0 million of additional payments made for deferred financing fees. The Company also borrowed $46.9 million under the revolving credit agreement during the six months ended September 29, 2018 and utilized the proceeds to repay term loans.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for fiscal 2019 (the “Fiscal 2019 Annual Report”), under the heading "Critical Accounting Policies." There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the 2019 Annual Report on Form 10-K, with the exception of adoption of the new lease standard described in Note 10, “Leases,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Report”).

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 1, “Basis of Presentation – Recently Issued Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

Forward-Looking Statements

Some of the statements in this Report are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors, many of which are beyond our control, that could cause actual results to differ materially from those in forward-looking statements include the following:

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

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2019 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There were no significant changes in the Company’s market risk to the market risk information included in the 2019 Annual Report on Form 10-K.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 28, 2019. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’ internal control over financial reporting.

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

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	Chief Executive Officer	October 31, 2019
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	October 31, 2019
Laurie Hough	(Principal Financial Officer)