Form 10-Q
period 2019-12-28
Skyline Champion Corp
filed 2020-01-29
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-04714

Skyline Champion Corporation

(Exact name of registrant as specified in its charter)

Indiana	35-1038277
(State of Incorporation)	(I.R.S. Employer Identification No.)

755 West Big Beaver Road, Suite 1000
Troy, Michigan	48084
(Address of Principal Executive Offices)	(Zip Code)

(248) 614-8211

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SKY	New York Stock Exchange

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

Number of shares of common stock outstanding as of January 26, 2020: 56,665,681

SKYLINE CHAMPION CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 28, 2019 (unaudited) and March 30, 2019	1
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended December 28, 2019 and December 29, 2018	2
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended December 28, 2019 and December 29, 2018	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 28, 2019 and December 29, 2018	4
Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the three and nine months ended December 28, 2019 and December 29, 2018	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6. Exhibits	31

SIGNATURES	32

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 28, 2019	March 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,287	$126,634
Trade accounts receivable, net	42,233	57,649
Inventories, net	107,938	122,638
Other current assets	13,377	11,369
Total current assets	334,835	318,290
Long-term assets:
Property, plant, and equipment, net	110,944	108,587
Goodwill	173,521	173,406
Amortizable intangible assets, net	44,714	48,936
Deferred tax assets	30,435	34,058
Other noncurrent assets	30,029	16,677
Total assets	$724,478	$699,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$32,375	$33,321
Accounts payable	27,325	43,421
Other current liabilities	118,603	129,561
Total current liabilities	178,303	206,303
Long-term liabilities:
Long-term debt	39,330	54,330
Deferred tax liabilities	3,746	3,422
Other	33,902	23,927
Total long-term liabilities	76,978	81,679

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,666 and 56,657 shares issued (including 145 and 290 shares subject to restriction) as of December 28, 2019 and March 30, 2019, respectively	1,570	1,569
Additional paid-in capital	483,371	479,226
Accumulated deficit	(6,046)	(58,208)
Accumulated other comprehensive loss	(9,698)	(10,615)
Total stockholders’ equity	469,197	411,972
Total liabilities and stockholders’ equity	$724,478	$699,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Operations

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net sales	$342,239	$354,671	$1,068,585	$1,032,368
Cost of sales	273,338	289,935	849,594	853,472
Gross profit	68,901	64,736	218,991	178,896
Selling, general, and administrative expenses	45,237	48,848	145,354	222,005
Operating income (loss)	23,664	15,888	73,637	(43,109)
Interest expense, net	328	813	1,019	2,712
Other expense	—	125	—	7,845
Income (loss) before income taxes	23,336	14,950	72,618	(53,666)
Income tax expense	6,299	4,437	20,456	13,699
Net income (loss)	$17,037	$10,513	$52,162	$(67,365)
Net income (loss) per share:
Basic	$0.30	$0.19	$0.92	$(1.28)
Diluted	$0.30	$0.19	$0.92	$(1.28)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income (loss)	$17,037	$10,513	$52,162	$(67,365)
Other comprehensive (loss) income:
Foreign currency translation adjustments	548	(2,099)	917	(2,206)
Total comprehensive income (loss)	$17,585	$8,414	$53,079	$(69,571)

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities
Net income (loss)	$52,162	$(67,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,826	8,219
Amortization of intangible assets	4,069	3,316
Amortization of deferred financing fees	384	409
Fair market value adjustment for asset classified as held for sale	986	—
Equity-based compensation	6,168	97,589
Deferred taxes	4,222	3,223
Loss on disposal of property, plant, and equipment	126	1
Foreign currency transaction (gain) loss	(93)	188
Change in assets and liabilities net of business acquired:
Accounts receivable	15,441	8,414
Inventories	14,980	4,991
Prepaids and other assets	(6,199)	(286)
Accounts payable	(16,130)	(11,756)
Accrued expenses and other liabilities	(12,865)	4,975
Net cash provided by operating activities	73,077	51,918
Cash flows from investing activities
Additions to property, plant, and equipment	(12,110)	(7,627)
Cash acquired in business acquisition	—	9,722
Proceeds from disposal of property, plant, and equipment	44	17
Proceeds from sale of held for sale asset	1,100	—
Decrease in note receivable	—	284
Net cash (used in) provided by investing activities	(10,966)	2,396
Cash flows from financing activities
Changes in floor plan financing, net	(946)	9,133
Borrowings on revolving debt facility	—	46,900
Payments on revolving debt facility	(15,000)	—
Payments on term-loans and other debt	—	(46,900)
Payments for deferred financing fees	—	(2,169)
Stock option exercises	109	1,615
Tax payments for equity-based compensation	(2,131)	(4,117)
Members' capital distribution	—	(65,277)
Net cash used in financing activities	(17,968)	(60,815)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	510	(1,130)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,653	(7,631)
Cash, cash equivalents, and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents, and restricted cash at end of period	$171,287	$128,985

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at September 28, 2019	56,665	$1,570	$—	$481,909	$(23,083)	$(10,246)	$450,150
Net income	—	—	—	—	17,037	—	17,037
Equity-based compensation	—	—	—	1,465	—	—	1,465
Net common stock issued under equity-based compensation plans	1	—	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	—	—	548	548
Balance at December 28, 2019	56,666	$1,570	$—	$483,371	$(6,046)	$(9,698)	$469,197

	Nine Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$—	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	—	52,162	—	52,162
Equity-based compensation	—	—	—	6,168	—	—	6,168
Net common stock issued under equity-based compensation plans	9	1	—	(2,023)	—	—	(2,022)
Foreign currency translation adjustments	—	—	—	—	—	917	917
Balance at December 28, 2019	56,666	$1,570	$—	$483,371	$(6,046)	$(9,698)	$469,197

	Three Months Ended December 29, 2018
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at September 29, 2018	56,713	$1,571	$—	$472,176	$(77,878)	$(9,400)	$386,469
Net income	—	—		—	10,513	—	10,513
Equity-based compensation	—	—	—	3,662	—	—	3,662
Foreign currency translation adjustments	—	—	—	—	—	(2,099)	(2,099)
Balance at December 29, 2018	56,713	$1,571	$—	$475,838	$(67,365)	$(11,499)	$398,545

	Nine Months Ended December 29, 2018
	Common Stock
	Shares	Amount	Members' Contributed Capital	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2018	—	$—	$140,076	$—	$22,514	$(9,293)	$153,297
Net loss	—	—		—	(67,365)	—	(67,365)
Members' capital distributions	—	—	(42,763)		(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	56,143	1,555	(97,313)	380,923	—	—	285,165
Equity-based compensation	—	—	—	97,589	—	—	97,589
Net common stock issued under equity-based compensation plans	570	16	—	(2,674)			(2,658)
Foreign currency translation adjustments	—	—	—	—	—	(2,206)	(2,206)
Balance at December 29, 2018	56,713	$1,571	$—	$475,838	$(67,365)	$(11,499)	$398,545

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Business

On June 1, 2018, Skyline Champion Corporation (formerly known as Skyline Corporation), an Indiana corporation (the “Company”), and Champion Enterprises Holdings, LLC (“Champion Holdings”) completed the transactions contemplated by the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between the Company and Champion Holdings. Under the Exchange Agreement, (i) Champion Holdings contributed to the Company all of the issued and outstanding equity interests of each of Champion Holdings’ wholly-owned operating subsidiaries (the “Contributed Shares”), and (ii) in exchange for the Contributed Shares, the Company issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of Company common stock (“Skyline Common Stock”) (such issuance, the “Shares Issuance”). Immediately following the Shares Issuance, the members of Champion Holdings collectively held 84.5%, and the Company’s pre-closing shareholders collectively held 15.5%, of the issued and outstanding Skyline Common Stock on a fully-diluted basis. The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by the Company to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the nine months ending December 29, 2018 are comprised of the results of 1) Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through December 29, 2018.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2020”, will end on March 28, 2020. References to “fiscal 2019” refer to the Company’s fiscal year ended March 30, 2019. The three and nine months ended December 28, 2019 and December 29, 2018 each included 13 weeks and 39 weeks, respectively.

The Company’s operations consist of manufacturing, retail and transportation activities. The Company operates 33 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured, and modular houses that are sold primarily to independent retailers and builders/developers. The Company’s retail operations consist of 21 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

Recently Adopted Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASC 842 is effective for fiscal years beginning after December 31, 2018 and modified retrospective application is permitted.

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

The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by the FASB Accounting Standards Codification 805, Business Combinations. Champion Holdings was deemed to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. The Company incurred acquisition-related costs of approximately $6.9 million for the nine months ended December 29, 2018, which were classified as other expense in the condensed consolidated statements of operations. No acquisition-related costs were incurred during the three months ended December 29, 2018. Additionally, the Company incurred approximately $6.0 million in equity-based compensation expense related to former Skyline employees during the first quarter of fiscal 2019, which is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations. These types of costs were not incurred during fiscal 2020.

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

The purchase price was allocated as follows:

(Dollars in thousands)	Allocation
Cash	$9,722
Trade accounts receivable	13,876
Inventory	19,028
Assets held for sale	2,086
Property, plant, and equipment	40,220
Deferred tax assets, net	7,034
Other assets	6,706
Accounts payable and accrued liabilities	(36,027)
Intangibles	52,065
Goodwill	170,342
Total purchase price allocation	$285,052

Goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is not deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade receivables, other assets, accounts payable, and accrued liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years. Fair value estimates of property, plant, and equipment were based on independent appraisals and broker opinions of value, giving consideration to the highest and best use of the assets. Key assumptions used in the

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

appraisals were based on a combination of market and cost approaches, as appropriate. Level 3 fair value estimates of $40.2 million related to property, plant, and equipment and $52.1 million related to intangible assets were recognized in the accompanying condensed consolidated balance sheet as a result of the allocation of the purchase price from the Exchange. The Company determined $2.1 million of property acquired in the Exchange met the definition of held for sale at the acquisition date and was classified in other current assets. The fair value less cost to sell of this held for sale property was evaluated each reporting period to determine if it has changed. A loss of $1.0 million was recorded during the first quarter of fiscal 2020 related to this held for sale property based on updated market information. The sale of the property was completed during the third quarter of fiscal 2020 for $1.1 million. Assets held for sale were $2.1 million as of March 30, 2019. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

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

The statement of operations for the three and nine months ended December 29, 2018 includes $63.2 million and $153.3 million, respectively, of net sales attributable to the acquired Skyline operations.

A summary of the results of operations for the Company, on an as reported and on a pro forma basis, are as follows:

	Nine Months Ended
	December 29, 2018
(Dollars in thousands)	Reported	Pro forma
Net sales	$1,032,368	$1,078,172
Net loss	(67,365)	(52,256)

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
3.	Inventories

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 28, 2019	March 30, 2019
Raw materials	$49,242	$48,531
Work in process	15,235	13,973
Finished goods and other	43,461	60,134
Total inventories	$107,938	$122,638

At December 28, 2019 and March 30, 2019, reserves for obsolete inventory were $4.5 million and $4.1 million, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 28, 2019 and December 29, 2018 was $3.2 million and $2.9 million, respectively. Depreciation expense for the nine months ended December 28, 2019 and December 29, 2018 was $9.8 million and $8.2 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 28, 2019	March 30, 2019
Land and improvements	$35,615	$34,264
Buildings and improvements	87,072	83,973
Machinery and equipment	49,288	42,476
Construction in progress	4,124	3,619
Property, plant, and equipment, at cost	176,099	164,332
Less: accumulated depreciation	(65,155)	(55,745)
Property, plant, and equipment, net	$110,944	$108,587

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 28, 2019 and March 30, 2019, the Company had goodwill of $173.5 million and $173.4 million, respectively. The change from March 30, 2019 was a result of the finalization of the allocation of net assets recognized in connection with the Exchange.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 28, 2019			March 30, 2019
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,743	$13,220	$61,963	$48,782	$13,173	$61,955
Accumulated amortization	(12,407)	(4,842)	(17,249)	(9,052)	(3,967)	(13,019)
Amortizable intangibles, net	$36,336	$8,378	$44,714	$39,730	$9,206	$48,936

The Company recognized finite-lived intangibles for customer relationships of $43.1 million and trade names of $9.0 million as a result of the allocation of the purchase price from the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as net working capital, property, plant, and equipment, trade name, and workforce, the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade name intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions used for the expected life of the intangible asset, the royalty rate and the discount rate that reflects the level of risk associated with the future cash flows as determined at the time of the final valuation. During the three months ended December 28, 2019 and December 29, 2018, amortization of intangible assets was $1.4 million and $1.6 million, respectively.  During the nine months ended December 28, 2019 and December 29, 2018, amortization of intangible assets was $4.1 million and $3.3 million, respectively.

6.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 28, 2019	March 30, 2019
Customer deposits	$19,947	$27,873
Accrued volume rebates	20,766	21,020
Accrued warranty obligations	20,035	17,886
Accrued compensation and payroll taxes	24,431	32,075
Accrued insurance	15,674	16,245
Other	17,750	14,462
Total other current liabilities	$118,603	$129,561

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

7.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance at the beginning of the period	$24,437	$22,871	$23,346	$15,430
Warranty assumed in the Exchange	—	—	—	6,259
Warranty expense	9,727	9,167	28,060	25,834
Cash warranty payments	(9,169)	(8,972)	(26,411)	(24,457)
Balance at end of period	24,995	23,066	24,995	23,066
Less: noncurrent portion in other long-term liabilities	(4,960)	(5,700)	(4,960)	(5,700)
Total current portion	$20,035	$17,366	$20,035	$17,366

8.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 28, 2019	March 30, 2019
Revolving credit facility maturing in 2023	$26,900	$41,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	39,330	54,330
Less: current portion	—	—
Total long-term debt	$39,330	$54,330

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings under the Credit Agreement were used to repay the Company’s existing $46.9 million term loans (“Term Loans”) and replace the Company’s existing cash collateralized stand-alone letter of credit facility. The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement. During the three and nine months ended December 28, 2019, the Company repaid $5.0 million and $15.0 million, respectively, of amounts previously drawn on the revolving credit facility.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate on borrowings under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.40% and 0.25% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At December 28, 2019 the interest rate on borrowings under the Credit Agreement was 3.2%. At December 28, 2019, letters of credit issued under the Credit Agreement totaled $28.7 million. Total available borrowings under the Credit Agreement as of December 28, 2019 were $44.4 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 28, 2019, including related costs and fees, was 3.78%. At March 30, 2019, the weighted average interest rate was 3.62%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of December 28, 2019.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At December 28, 2019 and March 30, 2019, the Company had outstanding borrowings on floor plan financing agreements of $32.4 million and $33.3 million, respectively. Total credit line capacity provided under the agreements was $48.0 million as of December 28, 2019. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and nine months ended December 28, 2019 and December 29, 2018:

	Three Months Ended December 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$304,568	$22,809	$—	$327,377
Commercial	250	—	—	250
Transportation	—	—	14,612	14,612
Total	$304,818	$22,809	$14,612	$342,239

	Nine Months Ended December 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$944,472	$72,916	$—	$1,017,388
Commercial	4,781	—	—	4,781
Transportation	—	—	46,416	46,416
Total	$949,253	$72,916	$46,416	$1,068,585

	Three Months Ended December 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$308,013	$27,130	$—	$335,143
Commercial	1,505	—	—	1,505
Transportation	—	—	18,023	18,023
Total	$309,518	$27,130	$18,023	$354,671

	Nine Months Ended December 29, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$870,816	$79,885	$—	$950,701
Commercial	11,441	—	—	11,441
Transportation	—	—	70,226	70,226
Total	$882,257	$79,885	$70,226	$1,032,368

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10.	Leases

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

(Dollars in thousands)	Three Months Ended December 28, 2019	Nine Months Ended December 28, 2019
Operating lease expense	$1,359	$4,234
Short-term lease expense	402	1,005
Total lease expense	$1,761	$5,239

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below:

(Dollars in thousands)	December 28, 2019
Right-of-use assets under operating leases:
Other long-term assets	$11,616
Lease obligations under operating leases:
Other current liabilities	3,826
Other long-term liabilities	7,790
Total lease obligation	$11,616

Maturities of lease obligations as of December 28, 2019, are shown below:

(Dollars in thousands)	December 28, 2019
Fiscal 2020 (1)	$1,133
Fiscal 2021	4,155
Fiscal 2022	3,090
Fiscal 2023	2,234
Fiscal 2024	912
Thereafter	2,214
Total undiscounted cash flows	13,738
Less: imputed interest	(2,122)
Lease obligations under operating leases	$11,616
(1)	For remaining period in fiscal year.

The weighted average lease term and discount rate for operating leases are shown below:

December 28, 2019
Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	5.6

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

Cash flow information related to operating leases is shown below:

(Dollars in thousands)	Nine Months Ended December 28, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,711
Operating cash flows:
Cash paid related to operating lease obligations	$4,262

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

11.	Income Taxes

For the three months ended December 28, 2019 and December 29, 2018, the Company recorded $6.3 million and $4.4 million of income tax expense and had an effective tax rate of 27.0% and 29.7%, respectively. For the nine months ended December 28, 2019 and December 29, 2018, the Company recorded $20.5 million and $13.7 million of income tax expense and had an effective tax rate of 28.2% and (25.5%), respectively. The change in the effective tax rate for the three and nine months ended December 28, 2019, compared with the same respective periods of the prior year, was primarily due to costs related to the Exchange including non-deductible equity-based compensation for which no tax benefit could be recognized.

The Company’s effective tax rate for the three and nine months ended December 28, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes and results in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended December 29, 2018 differed from the federal statutory rate primarily due to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange and results in foreign jurisdictions and non-taxable entities.

During the nine months ended December 28, 2019, the Company’s uncertain tax position did not change. During the nine months ended December 29, 2018, the Company’s uncertain tax position decreased by $0.7 million due to expiration of certain statutes of limitations. The Company estimates a $0.6 million decrease to uncertain tax benefits in the next twelve months due to the expiration of statutes of limitations. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Net interest and penalties for the periods presented herein were not significant.

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

During the three and nine months ended December 28, 2019 and the three months ended December 29, 2018, the two-class method was more dilutive. The two-class method was not applicable to the computation for the nine months ended December 29, 2018 given the net loss recorded for that period. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
(Dollars and shares in thousands, except per share data)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Numerator:
Net income (loss)	$17,037	$10,513	$52,162	$(67,365)
Undistributed earnings allocated to participating securities	(44)	(86)	(196)	—
Net income (loss) attributable to the Company's common shareholders	$16,993	$10,427	$51,966	$(67,365)
Denominator:
Basic weighted average shares outstanding	56,521	56,249	56,457	52,595
Dilutive securities	267	—	248	—
Diluted weighted average shares outstanding	56,788	56,249	56,705	52,595

Basic net income (loss) per share	$0.30	$0.19	$0.92	$(1.28)
Diluted net income (loss) per share	$0.30	$0.19	$0.92	$(1.28)

13.	Transactions with Related Parties

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018

Net sales:
U.S. Factory-built Housing	$304,818	$309,518	$949,253	$882,257
Canadian Factory-built Housing	22,809	27,130	72,916	79,885
Corporate/Other	14,612	18,023	46,416	70,226
Consolidated net sales	$342,239	$354,671	$1,068,585	$1,032,368
Operating income:
U.S. Factory-built Housing EBITDA	$33,165	$30,637	$104,624	$80,240
Canadian Factory-built Housing EBITDA	1,786	2,569	9,085	9,123
Corporate/Other EBITDA	(6,771)	(12,741)	(26,177)	(120,937)
Depreciation	(3,171)	(2,944)	(9,826)	(8,219)
Amortization	(1,345)	(1,633)	(4,069)	(3,316)
Consolidated operating income (loss)	$23,664	$15,888	$73,637	$(43,109)
Depreciation:
U.S. Factory-built Housing	$2,659	$2,486	$8,365	$6,946
Canadian Factory-built Housing	255	237	744	695
Corporate/Other	257	221	717	578
Consolidated depreciation	$3,171	$2,944	$9,826	$8,219
Amortization of intangible assets:
U.S. Factory-built Housing	$1,345	$1,572	$4,069	$3,134
Canadian Factory-built Housing	—	61	—	182
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,345	$1,633	$4,069	$3,316
Capital expenditures:
U.S. Factory-built Housing	$1,981	$1,463	$9,483	$4,919
Canadian Factory-built Housing	414	158	842	572
Corporate/Other	306	1,322	1,785	2,136
Consolidated capital expenditures	$2,701	$2,943	$12,110	$7,627

(Dollars in thousands)			December 28, 2019	March 30, 2019
Total Assets:
U.S. Factory-built Housing (1)			$474,427	$488,878
Canadian Factory-built Housing (1)			62,430	59,260
Corporate/Other (1)			187,621	151,816
Consolidated total assets			$724,478	$699,954

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

15.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product and pre-defined curtailment arrangements. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. The estimated fair value takes into account the estimate of the loss the Company will incur upon resale of any repurchases. This estimate is based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting the Company’s retailers. The reserve for estimated losses under repurchase agreements was $0.9 million at December 28, 2019 and $1.0 million at March 30, 2019. Excluding the

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

resale value of the homes, the contingent repurchase obligation as of December 28, 2019 was estimated to be approximately $147.9 million. Losses incurred on homes repurchased were immaterial during each of the three and nine months ended December 28, 2019 and December 29, 2018.

In addition to the repurchase agreements, the Company has agreed to guarantee a portion of certain retailers’ outstanding loans to a floor plan lender. At December 28, 2019, those guarantees totaled $0.6 million, all of which was outstanding at the end of the period.

At December 28, 2019, the Company was contingently obligated for approximately $28.7 million under letters of credit, primarily consisting of $12.7 million to support long-term debt, $15.7 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are backed by a sub-facility under the New Credit Agreement. The Company was also contingently obligated for $24.2 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

On June 1, 2018, Skyline Champion Corporation (the “Company”) was formed by Skyline Corporation (“Skyline”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) combining their operations pursuant to the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between Skyline and Champion Holdings, as described in further detail below. Champion Holdings was formed as a Delaware limited liability company in 2010. Skyline was originally incorporated in Indiana in 1959.

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured, and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, market demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

In response to the increasing demand for affordable housing in the U.S., the Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD-markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. During June 2019, the Company began production at its newest manufactured housing facility in Leesville, Louisiana. During fiscal 2019, the Company completed its expansion of its Corona, California facility by adding a second production line and expanded its Leola, Pennsylvania campus by adding an additional plant. Production at the Leola facility began in April 2019. The Exchange added eight plants to the Company’s manufacturing footprint in fiscal 2019 (described in more detail below). In April 2017, the Company completed the purchase of a factory-built housing plant in Mansfield, Texas. In January 2017, the Company restarted operations at the Liverpool, Pennsylvania location, which was one of five modular manufacturing facilities acquired through a series of transactions with Innovative Building Systems, LLC and its subsidiaries. (“IBS” or the “IBS Acquisition”). The other facilities acquired from IBS are idle and provide the Company with opportunity to add capacity.

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

Combination with Skyline

On January 5, 2018, Champion Holdings and Skyline entered into an Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, the Company’s financial results for the nine months ending December 29, 2018 are comprised of the results of 1) Champion Holdings for the period between April 1, 2018 and May 31, 2018 and 2) the Company, after giving effect to the Exchange, from June 1, 2018 through December 29, 2018.

Industry and Company Outlook

For the nine months ended December 28, 2019, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. Industry shipments of HUD-code homes were 87,897 during the eleven months ended November 30, 2019 compared to 90,556 units shipped in same period of the prior year. The Company’s HUD market share during those periods was 17.1% versus 15.4% in the comparable period of the prior year. Industry sales of HUD-code homes have increased since 2009, when 50,000 HUD-code homes were sold. Fewer factory-built homes were sold in 2009 than in any year since 1959. While HUD-code factory-built home shipments have improved modestly over the past few years, the industry continues to operate at relatively low levels compared to historical shipment statistics. For instance, the long-term average for manufactured home shipments since 1960 is approximately 222,000 units per year.

For the nine months ended December 28, 2019, approximately 17% of the Company’s U.S. manufacturing sales were modular. The industry reports U.S. modular market shipments quarterly and three months in arrears. Industry shipments of modular homes in the U.S. were 10,843 during the first nine months of calendar year 2019, which was 7.1% lower than the 11,669 units shipped in the comparable period of the prior year. The Company’s modular market share during these periods was 14.0% and 12.1%, respectively. Modular home sales across the industry have generally been stable since 2009.

UNAUDITED RESULTS OF OPERATIONS FOR Q3 FISCAL 2020 VS. 2019

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018

Results of Operations Data:
Net sales	$342,239	$354,671
Cost of sales	273,338	289,935
Gross profit	68,901	64,736
Selling, general, and administrative expenses	45,237	48,848
Operating income	23,664	15,888
Interest expense, net	328	813
Other expense	—	125
Income before income taxes	23,336	14,950
Income tax expense	6,299	4,437
Net income	$17,037	$10,513

Reconciliation of Adjusted EBITDA:
Net income	$17,037	$10,513
Income tax expense	6,299	4,437
Interest expense, net	328	813
Depreciation and amortization	4,516	4,577
Equity-based compensation (for awards granted prior to December 31, 2018)	965	3,662
Foreign currency transaction (gain) loss	(68)	155
Acquisition integration costs	560	1,998
Restructuring costs and other	108	252
Adjusted EBITDA	$29,745	$26,407
As a percent of net sales:
Gross profit	20.1%	18.3%
Selling, general, and administrative expenses	13.2%	13.8%
Operating income	6.9%	4.5%
Net income	5.0%	3.0%
Adjusted EBITDA	8.7%	7.4%

NET SALES

The following table summarizes net sales for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$342,239	$354,671	$(12,432)	(3.5%)
U.S. manufacturing and retail net sales	$304,818	$309,518	$(4,700)	(1.5%)
U.S. homes sold	5,033	5,019	14	0.3%
U.S. manufacturing and retail average home selling price	$60.6	$61.7	$(1.1)	(1.8%)
Canadian manufacturing net sales	$22,809	$27,130	$(4,321)	(15.9%)
Canadian homes sold	276	329	(53)	(16.1%)
Canadian manufacturing average home selling price	$82.6	$82.5	$0.1	0.1%
Corporate/Other net sales	$14,612	$18,023	$(3,411)	(18.9%)
U.S. manufacturing facilities in operation at end of period	33	31	2	6.5%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net sales for the three months ended December 28, 2019 were $342.2 million, a decrease of $12.4 million, or 3.5% compared to the three months ended December 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Sales of homes for the Company’s U.S. manufacturing and retail operations decreased by $4.7 million, or 1.5% for the three months ended December 28, 2019 compared to the same period in the prior year. The decrease was due to a 1.8% decrease in average home selling prices resulting from a shift in product mix. Product mix fluctuations result from consumer preferences regarding the size and styles of homes selected for purchase, as well as opting for home upgrade packages as well as regional housing dynamics. The Company sold more single section homes in the three months ended December 28, 2019 compared to the same period in the prior year. Single section homes have a lower average selling price than multi-section homes.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $4.3 million, or 15.9% for the three months ended December 28, 2019 compared to the same period in the prior year. The decrease was due to a 16.1% decrease in homes sold. Net sales for the Canadian segment were unfavorably impacted by approximately $0.2 million as the Canadian dollar weakened compared to the U.S. dollar during the third quarter of fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended December 28, 2019, net sales decreased $3.4 million, or 18.9%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of fewer shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$61,200	$57,118	$4,082	7.1%
Canadian Factory-built Housing	4,512	5,046	(534)	(10.6%)
Corporate/Other	3,189	2,572	617	24.0%
Total gross profit	$68,901	$64,736	$4,165	6.4%
Gross profit as a percent of net sales	20.1%	18.3%

Gross profit as a percent of net sales during the three months ended December 28, 2019 was 20.1% compared to 18.3% during three months ended December 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $4.1 million, or 7.1%, during the three months ended December 28, 2019 compared to the same period in the prior year. Gross profit was 20.1% as a percent of segment net sales for the three months ended December 28, 2019 compared to 18.5% in the same period of the prior year. Gross profit expansion was driven by procurement and operational synergies related to the Exchange, refinement of product offerings, and plant operating improvements, all of which were partially offset by labor inflation.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased $0.5 million, or 10.6%, during the three months ended December 28, 2019 compared to the same period in the prior year. Gross profit as a percent of net segment sales was 19.8% for the three months ended December 28, 2019, compared to 18.6% in the same period of the prior year. Although the Canadian Factory-built Housing segment saw lower volume compared to the prior period, margins improved due to lower material cost inputs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.6 million, or 24.0%, during the three months ended December 28, 2019 compared to the same period in the prior year. Corporate/Other gross profit improved as a percent of segment net sales to 21.8% from 14.3%. Gross margins for the Company’s transportation business improved as a percent of sales due to a change in revenue mix and lower variable expenses.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$32,039	$30,539	$1,500	4.9%
Canadian Factory-built Housing	2,980	2,787	193	6.9%
Corporate/Other	10,218	15,522	(5,304)	(34.2%)
Total selling, general, and administrative expenses	$45,237	$48,848	$(3,611)	(7.4%)
Selling, general, and administrative expense as a percent of net sales	13.2%	13.8%

Selling, general, and administrative expenses were $45.2 million for the three months ended December 28, 2019, a decrease of $3.6 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $1.5 million, or 4.9%, during the three months ended December 28, 2019 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales, was 10.5% for the three months ended December 28, 2019 compared to 9.9% during the comparable period in the prior year. The increase in selling, general, and administrative expenses was a combination of (i) additional headcount and investment to support capacity expansion at newly opened manufacturing facilities and (ii) increases in salaries and benefits to maintain competitive compensation packages to retain and recruit team members.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.2 million, or 6.9%, during the three months ended December 28, 2019 as compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 13.1% for the three months ended December 28, 2019 compared to 10.3% for the same period in the prior year. The increase as a percentage of sales is due to the decrease in sales volume.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $5.3 million, or 34.2%, during the three months ended December 28, 2019 as compared to the same period of the prior year. The decrease is primarily due to a decrease in equity-based compensation, integration costs related to the Exchange, and the benefit of run rate synergies from the Exchange.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Interest expense	$1,111	$1,308	$(197)	(15.1%)
Interest income	(783)	(495)	(288)	58.2%
Interest expense, net	$328	$813	$(485)	(59.7%)
Average outstanding floor plan payable	$32,178	$35,973
Average outstanding long-term debt	$42,663	$59,330

Interest expense, net was $0.3 million for the three months ended December 28, 2019, a decrease of $0.5 million compared to the same period in the prior year. The decrease was related to: (i) higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities and (ii) lower outstanding balance on the credit facility and floor plan payable as compared to the same period in the prior year.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Income tax expense	$6,299	$4,437	$1,862	42.0%
Effective tax rate	27.0%	29.7%

Income tax expense for the three months ended December 28, 2019 was $6.3 million, representing an effective tax rate of 27.0%, compared to income tax expense of $4.4 million, representing an effective tax rate of 29.7%, for the three months ended December 29, 2018.

The Company’s effective tax rate for the three months ended December 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended December 29, 2018 differed from the federal statutory rate of 21.0% primarily due to the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange including non-deductible equity-based compensation and results of operations in foreign jurisdictions and non-taxable entities.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 28, 2019 and December 29, 2018:

	Three Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change
Net income	$17,037	$10,513	$6,524	62.1%
Income tax expense	6,299	4,437	1,862	42.0%
Interest expense, net	328	813	(485)	(59.7%)
Depreciation and amortization	4,516	4,577	(61)	(1.3%)
Equity-based compensation (for awards granted prior to December 31, 2018)	965	3,662	(2,697)	(73.6%)
Foreign currency transaction (gain) loss	(68)	155	(223)	*
Acquisition integration costs	560	1,998	(1,438)	(72.0%)
Restructuring costs and other	108	252	(144)	(57.1%)
Adjusted EBITDA	$29,745	$26,407	$3,338	12.6%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 28, 2019 was $29.7 million, an increase of $3.3 million from the same period of the prior year. The increase is primarily due to improved gross profits generated by lower material cost inputs and procurement and operational synergies related to the Exchange. See Adjusted EBITDA definition below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS OF FISCAL 2020 VS. 2019

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018

Results of Operations Data:
Net sales	$1,068,585	$1,032,368
Cost of sales	849,594	853,472
Gross profit	218,991	178,896
Selling, general, and administrative expenses	145,354	222,005
Operating income (loss)	73,637	(43,109)
Interest expense, net	1,019	2,712
Other expense	—	7,845
Income (loss) before income taxes	72,618	(53,666)
Income tax expense	20,456	13,699
Net income (loss)	$52,162	$(67,365)

Reconciliation of Adjusted EBITDA:
Net income (loss)	$52,162	$(67,365)
Income tax expense	20,456	13,699
Interest expense, net	1,019	2,712
Depreciation and amortization	13,895	11,535
Equity-based compensation (for awards granted prior to December 31, 2018)	3,606	97,589
Foreign currency transaction (gain) loss	(93)	188
Transaction costs	—	6,905
Acquisition integration costs	1,938	5,500
Equity-offering costs	—	816
Fair market value adjustment for asset classified as held for sale	986	—
Restructuring costs and other	343	1,362
Adjusted EBITDA	$94,312	$72,941
As a percent of net sales:
Gross profit	20.5%	17.3%
Selling, general, and administrative expenses	13.6%	21.5%
Operating income (loss)	6.9%	(4.2%)
Net income (loss)	4.9%	(6.5%)
Adjusted EBITDA	8.8%	7.1%

NET SALES

The following table summarizes net sales for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Net sales	$1,068,585	$1,032,368	$36,217	3.5%
U.S. manufacturing and retail net sales	$949,253	$882,257	$66,996	7.6%
U.S. homes sold	15,507	14,606	901	6.2%
U.S. manufacturing and retail average home selling price	$61.2	$60.4	$0.8	1.3%
Canadian manufacturing net sales	$72,916	$79,885	$(6,969)	(8.7%)
Canadian homes sold	872	1,003	(131)	(13.1%)
Canadian manufacturing average home selling price	$83.6	$79.6	$4.0	5.0%
Corporate/Other net sales	$46,416	$70,226	$(23,810)	(33.9%)
U.S. manufacturing facilities in operation at end of period	33	31	2	6.5%
U.S. retail sales centers in operation at end of period	21	21	—	—%
Canadian manufacturing facilities in operation at end of period	5	5	—	—%

Net sales for the nine months ended December 28, 2019 were $1,069 million, an increase of $36.2 million, or 3.5% over the nine months ended December 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

The U.S. Factory-built Housing segment accounted for the Company’s overall net sales growth for the nine months ended December 28, 2019 compared to the same period in the prior year. Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $67.0 million, or 7.6%. The number of homes sold during the nine months ended December 28, 2019 increased by 901 units, or 6.2%. Net sales increased by $50.4 million due to the inclusion of the Skyline operations for all nine months of fiscal 2020 compared to the same period of the prior year which only included seven months of Skyline operations. The remainder of the increase was due to a combination of factors which included additional manufacturing capacity, plant operating improvements, and an increase in the average home selling price which was driven primarily by product mix. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, opting for home upgrade packages, as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $7.0 million, or 8.7% for the nine months ended December 28, 2019 compared to the same period in the prior year, primarily due to a 13.1% decrease in number of homes sold, partially offset by a 5.0% increase in average home selling price which was a result of pricing actions taken by the Company as well as shifts in product mix. The number of homes sold decreased due to the decline in housing demand in the British Columbia and Alberta provinces versus the same period in the prior year. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.5 million as the Canadian dollar weakened compared to the U.S. dollar during the first nine months of fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended December 28, 2019, net sales decreased $23.8 million, or 33.9%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$194,876	$153,147	$41,729	27.2%
Canadian Factory-built Housing	15,091	14,988	103	0.7%
Corporate/Other	9,024	10,761	(1,737)	(16.1%)
Total gross profit	$218,991	$178,896	$40,095	22.4%
Gross profit as a percent of net sales	20.5%	17.3%

Gross profit as a percent of sales during the nine months ended December 28, 2019 was 20.5% compared to 17.3% during nine months ended December 29, 2018. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $41.7 million, or 27.2%, during the nine months ended December 28, 2019 compared to the same period in the prior year. The increase in gross profit is due to the increase in sales volumes and improved margins. Gross profit was 20.5% as a percent of segment net sales for the nine months ended December 28, 2019 compared to 17.4% in the same period of the prior year. Gross profit expansion was driven by favorable material pricing, refinement of product offerings, plant operating improvements, and procurement and operational synergies related to the Exchange, all of which were partially offset by labor inflation.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment remained flat during the nine months ended December 28, 2019 compared to the same period in the prior year. Gross profit as a percent of net sales was 20.7% for the nine months ended December 28, 2019, compared to 18.8% in the same period of the prior year. Although the Canadian Factory-built Housing segment saw lower volume compared to the prior period, margins improved due to lower cost of material.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $1.7 million, or 16.1%, during the nine months ended December 28, 2019 compared to the same period in the prior year due to lower sales volume. Corporate/Other gross profit improved as a percent of segment net sales to 19.4% from 15.3%. Gross margins for the Company’s transportation business improved as a percent of sales due to a change in revenue mix and lower variable expenses. A portion of the change in revenue mix is due in part to less brokered business to other providers at lower margins in response to the decline in revenue caused by the softening market demand for RVs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$102,686	$82,987	$19,699	23.7%
Canadian Factory-built Housing	6,749	6,753	(4)	(0.1%)
Corporate/Other	35,919	132,265	(96,346)	(72.8%)
Total selling, general, and administrative expenses	$145,354	$222,005	$(76,651)	(34.5%)
Selling, general, and administrative expense as a percent of net sales	13.6%	21.5%

Selling, general, and administrative expenses were $145.4 million for the nine months ended December 28, 2019, a decrease of $76.7 million compared to the same period in the prior year, primarily due to equity-based compensation expense recognized in the prior year, as explained below. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $19.7 million, or 23.7%, during the nine months ended December 28, 2019 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales, was 10.8% for the nine months ended December 28, 2019 compared to 9.4% during the comparable period in the prior year. The first nine months of fiscal 2019 only included seven months of Skyline operations, while the same period in the current year included nine months of Skyline operations. The additional two months of Skyline activity, as well as intangible amortization related to the Exchange, increased selling, general, and administrative expenses by $4.5 million. The Company recorded additional SG&A costs for the Leesville, LA capacity expansion of $2.4 million during the nine months ended December 28, 2019. The remainder of the increase in selling, general, and administrative expenses was a combination of factors which include (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability, and (ii) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment remained flat for nine months ended December 28, 2019 when compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 9.3% and 8.5% for the nine months ended December 28, 2019 and December 29, 2018, respectively. Selling, general, and administrative expense as a percentage of net sales increased in the current period due to the decrease in net sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $96.3 million, or 72.8%, during the nine months ended December 28, 2019 as compared to the same period of the prior year. The decrease is mainly related to a change in equity-based compensation expense of $93.9 million related to the Exchange and secondary offerings that occurred in the prior year, as well as a reduction in acquisition integration and restructuring costs of $4.4 million. This decrease was partially offset by a fair market value adjustment charge of $1.0 million related to property acquired in the Exchange.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Interest expense	$3,577	$4,007	$(430)	(10.7%)
Interest income	(2,558)	(1,295)	(1,263)	97.5%
Interest expense, net	$1,019	$2,712	$(1,693)	(62.4%)
Average outstanding floor plan payable	$31,880	$31,596
Average outstanding long-term debt	$47,663	$59,258

Interest expense, net was $1.0 million for the nine months ended December 28, 2019, a decrease of $1.7 million compared to the same period in the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities. In addition, the Company incurred reduced interest expense due to (i) a lower weighted average interest rate on its revolving credit facility of 3.7% as compared to 4.8%, and (ii) lower average outstanding balances on its credit facilities as compared to the same period in the prior year.

OTHER EXPENSE

The following table summarizes other expense for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Other expense	$—	$7,845	$(7,845)	(100.0%)

Other expense for the nine months ended December 29, 2018 primarily consists of $6.9 million of expenses related to legal, accounting, and advisory services associated with the Exchange. The Company also incurred $0.8 million of expenses for legal, accounting, and advisory services related to the secondary offerings.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Income tax expense	$20,456	$13,699	$6,757	49.3%
Effective tax rate	28.2%	(25.5%)

Income tax expense for the nine months ended December 28, 2019 was $20.5 million, representing an effective tax rate of 28.2%, compared to income tax expense of $13.7 million, representing an effective tax rate of (25.5%), for the nine months ended December 29, 2018.

The Company’s effective tax rate for the nine months ended December 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for the nine months ended December 29, 2018 differed from the federal statutory rate of 21.0% primarily due the effect of non-deductible expenses, state and local income taxes, one-time charges related to the Exchange including non-deductible equity-based compensation and results of operations in foreign jurisdictions and non-taxable entities.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018	$ Change	% Change

Net income (loss)	$52,162	$(67,365)	$119,527	*
Income tax expense	20,456	13,699	6,757	49.3%
Interest expense, net	1,019	2,712	(1,693)	(62.4%)
Depreciation and amortization	13,895	11,535	2,360	20.5%
Equity-based compensation (for awards granted prior to December 31, 2018)	3,606	97,589	(93,983)	(96.3%)
Foreign currency transaction (gain) loss	(93)	188	(281)	*
Transaction costs	—	6,905	(6,905)	*
Acquisition integration costs	1,938	5,500	(3,562)	(64.8%)
Equity-offering costs	—	816	(816)	*
Fair market value adjustment for asset classified as held for sale	986	—	986	*
Restructuring costs and other	343	1,362	(1,019)	(74.8%)
Adjusted EBITDA	$94,312	$72,941	$21,371	29.3%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 28, 2019 was $94.3 million, an increase of $21.4 million from the same period of the prior year. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction-related expenses, integration costs, restructuring costs and equity-based compensation incurred in connection with the Exchange. The increase in operating income is primarily due to an increase in sales volume from the inclusion of the Skyline operations and an improvement in gross profit margins partially offset by higher selling, general, and administrative costs. See Adjusted EBITDA definition below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

The Company defines Adjusted EBITDA as net income or loss plus (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) foreign currency gains and losses, (f) equity-based compensation awards granted prior to December 31, 2018, (g) restructuring charges and other, (h) impairment of assets, and (i) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 28, 2019 totaled $133.1 million compared to $181.3 million at December 29, 2018. The reduction in backlog is driven by a decrease in order rates from customers. The timing of customer orders are driven by manufacturer delivery times which are shorter, generally, than the same time last year. In addition, backlog for Canadian operations was lower in the current period due to continued softness in the western Canada housing markets.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 28, 2019 and December 29, 2018:

	Nine Months Ended
(Dollars in thousands)	December 28, 2019	December 29, 2018
Net cash provided by (used in):
Operating activities	$73,077	$51,918
Investing activities	(10,966)	2,396
Financing activities	(17,968)	(60,815)
Effect of exchange rate changes on cash, cash equivalents	510	(1,130)
Net increase (decrease) in cash, cash equivalents, and restricted cash	44,653	(7,631)
Cash, cash equivalents, and restricted cash at beginning of period	126,634	136,616
Cash, cash equivalents, and restricted cash at end of period	$171,287	$128,985

The Company’s primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. The Company has $44.4 million of unused borrowing capacity under its revolving credit facility. Cash balances and cash flow from operations for the next year are expected to be adequate to fund capital expenditures. The level of cash availability is projected to be in excess of cash needed to operate the business for the next year. In the event operating cash flow is inadequate and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $73.1 million during the nine months ended December 28, 2019 compared to $51.9 million during the nine months ended December 29, 2018. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Additionally, there were no transaction expenses incurred for the Skyline acquisition or secondary offering costs through the third quarter of fiscal 2020 compared to $7.7 million in the same period of the prior year, which contributed to the positive increase in cash provided by operating activities compared to the prior period.

Cash used in investing activities was $11.0 million for the nine months ended December 28, 2019, primarily related to the $12.1 million of capital expenditures, partially offset by proceeds of $1.1 million from the disposition of a held for sale property. The expenditures for capital items are part of the Company’s focus on safety and operating efficiency initiatives as well as the expansion of production capacity with the investment in the new Leesville, Louisiana manufacturing facility. Cash provided by investing activities was $2.4 million during the nine months ended December 29, 2018 as a result of cash acquired in the Exchange of $9.7 million and payments received on notes receivable of $0.3 million, partially offset by capital expenditures of $7.6 million.

Cash used in financing activities was $18.0 million for the nine months ended December 28, 2019, primarily related to the $15.0 million repayment on the revolving credit facility, $2.1 million for tax payments of equity based compensation, and $0.9 million, net repayment on the floor plan payable balance. Cash used in financing activities for the nine months ended December 29, 2018 was $60.8 million, primarily as a result of distributions to Champion Holdings’ members of $65.3 million prior to completion of the Exchange and $2.2 million of additional payments made for deferred financing fees. The Company borrowed $46.9 million under the revolving credit agreement during the nine months ended December 29, 2018 and utilized the proceeds to repay term loans. Additionally, the Company borrowed $9.1 million from its floor plan financing arrangements.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 28, 2019. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2019.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	Chief Executive Officer	January 29, 2020
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	January 29, 2020
Laurie Hough	(Principal Financial Officer)