Form 10-K
period 2020-03-28
Skyline Champion Corp
filed 2020-05-21
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2020

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD FROM             TO

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filers,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of September 27, 2019, the aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $1,238,607,662 (computed by reference to the closing sales price of the Registrant’s common stock as of September 27, 2019). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of May 13, 2020: 56,665,681

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2020 Annual Meeting of Shareholders to be held on July 29, 2020 and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

PART I

Cautionary Statement About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K (this “Annual Report”) that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “could”, “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in our forward-looking statements, including regional, national and international economic, financial, public health and labor conditions, and the following:

•	The COVID-19 pandemic, which has had, and could continue to have, significant adverse effects on us;
•	the cyclicality and seasonality of the housing industry and its sensitivity to changes in general economic or other business conditions;
•	demand fluctuations in the housing industry;
•	supply-related issues;
•	labor-related issues;
•	the possible unavailability of additional capital when needed;
•	competition and competitive pressures;
•	changes in consumer preferences for our products or our failure to gauge those preferences;
•	quality problems, including the quality of parts sourced from suppliers and related liability and reputational issues;
•	data security breaches, cybersecurity attacks, and other information technology disruptions, exacerbated by the COVID-19 pandemic;
•	the extensive regulation affecting the production and sale of factory-built housing and the effects of possible changes in laws with which we must comply;
•	the potential impact of natural disasters on sales and raw material costs;
•	the risks associated with possible mergers and acquisitions;
•	the prices and availability of materials;
•	periodic inventory adjustments by, and changes to relationships with, independent retailers;
•	changes in interest and foreign exchange rates;
•	insurance coverage and cost issues;
•	the possibility that all or part of our goodwill might become impaired;
•	the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks; and
•

other risks described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

If any of the risks or uncertainties referred to above materializes or if any of the assumptions underlying our forward-looking statements proves to be incorrect, then differences may arise between our forward-looking statements and our actual results, and such differences may be material. Investors should not place undue reliance on our forward-looking statements, which speak only as of the date of this report. We assume no obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof, except as required by law.

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

We are the largest independent publicly traded factory-built housing company in North America with net sales for the year ended March 28, 2020 (“fiscal 2020”) of $1.4 billion. We have more than 65 years of homebuilding experience, approximately 6,600 employees and 38 manufacturing facilities located in 18 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, and modular buildings for the multi-family, hospitality, senior and workforce housing sectors. Our facilities are strategically located to serve strong markets in the United States and western Canada. We operated 13 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2020, as well as 16 manufacturing facilities in the ten states with the greatest growth in the number of manufactured homes shipped in the last ten years. We believe that we maintain the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2019:

•	Number two position in the manufactured housing market segment in the United States
•	Number one modular builder in the United States
•	A leading position in western Canada
•	A leading position in park model RV sales

We believe our market leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail and logistics businesses. Our market share in the United States manufactured housing market segment has increased from 8% in the beginning of fiscal 2011 to approximately 17% in fiscal 2020 based on total number of units produced. We design and build a range of manufactured and modular homes, park model RVs, Accessory Dwelling Units (“ADUs”), and commercial structures. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our award-winning product designs, we seek to meet the needs of our localized customers, while also providing them with customizable options. Our leading brands are marketed and distributed through a network of independent and company-owned retailers, community operators, government agencies, and commercial developers. We build homes under some of the most well-known brand names in the factory-built housing industry including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home building business, we operate a factory-direct manufactured-home retail business, Titan Factory Direct, with 21 sales centers spanning the southern United States, and Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

Corporate Information

Skyline Champion Corporation was originally incorporated in Indiana as Skyline Corporation. Following the completion of the Exchange, we changed our name to Skyline Champion Corporation. Our principal executive offices are located at 755 West Big Beaver Road, Suite 1000, Troy, MI 48084. Our website is located at www.skylinechampion.com. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report.

Business Strategies

We intend to continue to pursue opportunities to profitably grow our revenue, as well as improve our operating margins by executing on our strategic initiatives. However, we feel that the COVID-19 pandemic will slow this progress during fiscal 2021 and possibly fiscal 2022, depending on the trajectory of the virus and its impact on the broader U.S. and Canadian economies including consumer confidence, unemployment and other home-buying trends. Our long-term business strategy is to grow our revenue and earnings by constructing quality-built, sustainable, and innovatively designed homes and other modular structures in an environmentally friendly factory setting.

Capitalize on Market Trends and Other Key Drivers

In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including the need for affordable housing, the underlying growth trends in key homebuyer groups, such as the population over 65 years of age, the population of first-time home buyers, and the population of households earning less than $50,000 per year. More recently, we see a number of market trends pointing to increased sales of ADUs and urban to rural migration as customers accommodate working from home patterns as well as people seeking rent-to-own single-family options. We intend to capitalize on these trends and drivers to grow our business over the medium to long-term. We believe that there is an opportunity for continued manufactured and modular construction market with medium term expansion driven by the foregoing trends and demand drivers, as well as construction labor shortages in certain regions (which tend to adversely and disproportionally impact supply and cost of site-built homes when compared to manufactured housing) and increased affordability of factory-built homes relative to site-built homes.

As the U.S. economy recovers to pre-COVID-19 levels, we will seek to capture additional demand from manufactured housing communities that increase spending on expansion and development projects. In addition, if financing availability continues to improve and related regulation continues to ease, we believe that there will be an increase in the number of prospective customers who qualify for home loans for manufactured and modular homes. Finally, we are one of a limited number of manufactured homebuilders who have been approved for contracts with the Federal Emergency Management Agency (“FEMA”) and have historically provided housing assistance requirements following natural disasters and other housing emergencies.

Expand Products and Distribution Channels through Product Innovation

We design, produce, market, and transport a range of manufactured and modular homes, park model RVs, ADUs and commercial solutions through a variety of channels. We strive to grow our distribution through enhancing our digital offerings and our relationships with community operators, builder/developers, park model operators, and retailers. Through our newly launched Genesis brand, we are expanding our relationships with developers to meet pent-up demand for standardized homes that can be costed effectively and quickly constructed.

We plan to continue to innovate our home designs, home products, and commercial designs to meet the needs of existing and new customers. We have received numerous awards from the Manufactured Housing Institute (“MHI”), the National Association of Home Builders, and others for our leadership in manufactured and modular home designs, craftsmanship and quality. Most recently in calendar year 2020, MHI recognized us as an industry leader with three Excellence in Manufactured and Modular Home Design awards that spanned multiple categories including multi-section, single-section, and modular homes. These awards reflect the unparalleled homes, customer experiences and innovative solutions that we consistently bring to a competitive and dynamic market. We were awarded the Excellence in Home Design for Modular Homes over 4,000 Square Feet as well as recognized for our work on a hotel commercial project by the National Association for Home Builders. We maintain an active dialogue with residential and commercial developers to identify demand trends and anticipate the needs of customers. We also plan to continue to work closely with our suppliers to pilot new products and amenities, such as configurable smart living space ADU designs, in-home smart technologies and luxury interior finishes.

Continue to Implement Operational Initiatives to Enhance Margins Longer Term

We have been able to expand our operating margins over time as a result of increased volume, Exchange synergies, reduction of our material cost inputs, and company-wide efforts focused on standardization and simplification of our operations. We are currently focused on a number of ongoing operational initiatives to further enhance our long-term operating margins and construction innovation, including:

•	refining our product floor plan designs and options to offer “designed flexibility” to our customers;
•	improving our internal processes as well as externally facing systems to enhance the customer’s experience from initial introduction all the way through home ownership;
•	executing on continuous improvement initiatives related to identified procurement, operational and labor cost saving opportunities as well as streamlining overlapping functions;
•	enhancing the efficiency and sustainability of our products to the customer through value-adding material substitution; and
•	focusing on operational excellence and production efficiency through further simplification of our manufacturing process.

Among other initiatives, we plan to further develop our national product line under the Genesis brand, continue development of our modular platform, and standardize our engineering and design platform. We have a proven ability to distribute orders efficiently across our manufacturing footprint based on market demand, workforce availability, and our surrounding distribution capabilities. We are standardizing our manufacturing processes and employing metrics-driven accountability measures across all of our facilities to achieve these strategic initiatives.

Continue a Balanced Organic and Acquisition-Based Growth Strategy

We have demonstrated our ability to broaden our manufacturing and retail presence through the successful execution of a balanced organic growth and acquisition-based strategy. As demand for affordable housing grows and the global economy returns to pre-pandemic volumes, we will continue to execute on this growth strategy. We believe our idle manufacturing plants provide us with the ability to grow with demand over the longer term. We also intend to explore opportunities to acquire value enhancing retail locations, manufacturing facilities, and factory-built housing competitors to supplement our organic growth initiatives. We have a proven track-record of executing and integrating acquisitions.

Factory-Built Housing

A majority of our manufactured products are constructed in accordance with the regulations and rules of the U.S. Department of Housing and Urban Development (“HUD”) and the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended ("HUD code"). We produce a broad range of manufactured and modular homes under a variety of brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story, single-section, and Cape Cod style homes as well as multi-family units such as town homes, apartments, duplexes, and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and typically two full bathrooms. We also build park model RVs for resorts and campgrounds, ADUs for backyard or recreational living, and commercial modular structures, including hotels, and student and workforce housing.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. In fiscal 2020, we introduced our Genesis brand of homes which have features similar to site-built home amenities such as porches and garages, and are eligible for recently launched financing programs with terms similar to traditional mortgages. We also are very active in the design and construction of energy-efficient homes. Many of our U.S. manufacturing facilities are certified to produce “Energy Star®” rated homes through a special EPA program for manufactured housing.

The components and products used in factory-built housing are generally of the same quality as those used by other home builders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation have sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. Typically, a one to three-week supply of raw materials is maintained. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases.

Most completed factory-built homes have cabinets, wall coverings and electrical, heating and plumbing systems. HUD code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or directly to the home site. Homes sold to builders and developers are generally transported directly to the home site. At the home site, the home is placed on a foundation or otherwise affixed to the property and readied for occupancy typically by setup contractors. The sections (also referred to as floors) of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks, and garages.

We construct homes in indoor facilities using an assembly-line process employing approximately 100 to 200 production employees at each facility. Factory-built HUD code homes are constructed in one or more sections affixed to a steel support frame that allows the sections to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed upon placement of the home at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

The production schedules of our homebuilding facilities are based upon customer orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. At March 28, 2020, we had a backlog of home orders with wholesale sales value of approximately $127.5 million. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home.

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

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Titan Factory Direct brand. We maintain our company-owned retail presence through 21 retail sales centers in Florida, Georgia, Louisiana, North Carolina, Oklahoma, Texas, and Virginia. We have benefited from the strategic expansion of our captive distribution to enhance the reach of our factory-built housing products directly to the homebuyer.

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

During fiscal 2020, the average selling price was $61,000 for our U.S. factory-built homes and $84,000 for our homes sold through our Canadian housing segment. Manufactured home sales prices ranged from $20,000 to over $250,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $300,000, depending upon size, floor plan, features, and options.

Logistics

We operate a logistics business, Star Fleet Trucking, specializing in the transportation of manufactured homes and recreational vehicles from manufacturing facilities to retailers. Star Fleet’s delivery logistics are coordinated through dispatch terminals located in Idaho, Indiana, Oklahoma, Pennsylvania, and Texas. Star Fleet has strong relationships with its customer base, which includes some of the largest manufactured housing companies (including our own factory-built housing operations), and recreational vehicle manufacturers in the U.S.

Market Overview

General. Factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2019 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10.7% of all new single-family homes starts.

According to data reported by MHI, industry home shipments were 97,553; 93,265 and 90,729 units (excluding FEMA units) during fiscal 2020, 2019, and 2018, respectively. Industry shipments of HUD-code FEMA units were 112 and 4,315 in fiscal 2019 and 2018, respectively. There were no industry shipments of HUD-coded FEMA units in fiscal 2020 or 2019. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

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

Home Buyer Demographics. We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and married couples, first time home buyers, and homebuyers age 55 and older. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured and modular homes are attractive to households with higher incomes as an alternative to rental housing and condominiums and are well suited to meet the needs of the retiree buyer in many markets.

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

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $152.7 million as of March 28, 2020. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2020, approximately 32% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 68% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced to an independent retailer.

Consumer Financing. Sales of factory-built homes are significantly affected by the availability, credit underwriting standards, and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: 1) conforming mortgage loans which comply with the requirements of the Federal Housing Administration (“FHA”), Department of Veterans Affairs, Department of Agriculture or Government-Sponsored Enterprise (“GSE”) loans which include Fannie Mae and Freddie Mac agencies; 2) non-conforming mortgages for purchasers of the home and the land on which the home is placed; and 3) personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD-coded homes).

Industry trade associations are working towards favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Many moderate-income families cannot afford to buy a home due to the increasing costs of newly constructed homes and decreasing supply of existing, affordable homes. Federal law required the GSEs to issue a regulation to implement the Duty to Serve (“DTS”) requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the DTS obligation. These plans became effective on January 1, 2018. The GSEs have obtained feedback from various stakeholders during their outreach efforts on advancing the underserved markets since the DTS plans became effective in 2018. Their DTS plans continue to evolve based on the feedback received and their current areas of focus are as follows: 1) purchase more loans used to finance manufactured homes titled as real property; 2) enhance current products and create new offerings; and 3) provide consumer education to help borrowers navigate both the real property and personal property markets. The GSEs have rolled out new financing programs specifically for homes built to the HUD code, which include CHOICEHome® from Freddie Mac and MH Advantage® from Fannie Mae. HUD-coded homes manufactured for these programs have features comparable to site-built homes, including, drywall throughout, higher-pitch roof line, energy-efficient features, lower profile foundation, plus additional options such as a garage or carport. These products aim to promote quality manufactured homes as an acceptable alternative to site-built homes and will allow moderate-income families to purchase a manufactured home with lending terms similar to those for site-built homes.

The DTS plans also explored the potential for the GSEs to provide liquidity to the chattel lending market, first through a limited pilot and then through an ongoing program. The GSEs could potentially serve as additional source of funding as there is unmet demand in the chattel loan industry, and GSE involvement could increase volume substantially. Freddie Mac has made the decision to suspend activities on pursuing a pilot on manufactured homes titled as personal property and instead allocate resources on pursuing activities including loan purchases of manufactured homes titled as real property. The Fannie Mae DTS plan still includes a provision indicating that they are exploring a pilot to establish a secondary market for chattel or home-only loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Separate from the GSE involvement in chattel markets, there have been three secondary market chattel private placement offerings in the last twelve months. Although some limited progress has been made in this area, a meaningful positive impact in the form of increased home orders has yet to be realized.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of distribution, and retail customer financing. Capital requirements for entry into the industry are relatively low.

According to MHI, in March 2020, there were 33 producers of manufactured homes in the U.S. operating an estimated 136 production facilities. For calendar year 2019, the top 3 companies had a combined market share of HUD code homes of approximately 76%, according to data published by MHI. We estimate that there were approximately 4,000 industry retail locations throughout the U.S. during calendar year 2019.

Based on industry data reported by IBTS, in fiscal 2020 our U.S. wholesale market share of HUD code homes sold was 16.5%, compared to 16.6% in fiscal 2019. We compete with the 32 other producers of manufactured homes, as well as companies offering for sale homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums.

There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the U.S., including Clayton Homes, Inc. and Cavco Industries. Certain of these competitors may possess greater financial, manufacturing, distribution, and marketing resources.

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the HUD code which include regulations that cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD code, they are pre-empted. Our modular homes and commercial structures are built to comply with applicable state and local building codes. Our park model RVs are built in conformance with the applicable standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates voluntary standards and conformity programs.

A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage interest rate and the finance charge. A variety of state laws also regulate the form of financing documents and the allowable deposits, finance charge and fees charged. Federal laws permit manufactured housing retailers to assist home buyers with securing financing for the purchase of homes; however, they are prohibited from negotiating the financing terms.

Governmental authorities enforcing these numerous laws and regulations can impose fines and/or seek injunctive relief for violations. We believe that our operations are in substantial compliance with the requirements of these applicable laws and regulations.

Seasonality

The housing industry is subject to seasonal fluctuations based on home buyer purchasing patterns. We typically experience decreased home buyer traffic during holidays and popular vacation periods. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry, although this pattern was partially interrupted during the winter of fiscal 2018, when we produced a limited number of disaster-relief homes for FEMA.

The U.S. has experienced extreme weather events over the past few years resulting in widespread property damage. It has been widely reported that the overall economic toll in the affected market areas that have experienced severe weather events is substantial. There has been somewhat increased consumer demand for replacement of homes lost as a result of these events. This may include demand for additional disaster-relief manufactured home orders from federal and state agencies. We have produced disaster-relief homes for FEMA previously. These homes were built in factories located in unaffected regions of the country, primarily during the winter months, which lessened disruptions to existing order demand from our core customer base.

Employees

We have approximately 6,600 employees. We deem our relationship with our employees to be generally good. Currently, our manufacturing facilities in Canada employ approximately 700 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian plant) and each have separate expiration dates. One agreement expired in November 2019 and is still under renegotiation, two agreements are set to expire in June 2020, one agreement is set to expire in November 2021, and one agreement is set to expire in November 2022.

Available Information

Our website address is www.skylinechampion.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC.

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

The COVID-19 pandemic has had, and is expected to continue to have, significant adverse effects on our financial condition, results of operations, cash flows, and business.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all of the markets that we serve. In response to this outbreak, the governments of many countries, states, cities and regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. We have implemented numerous measures attempting to manage and mitigate the effects of the virus on our financial condition, results of operations, cash flows, and business, but there can be no assurance that these measures will succeed. We cannot predict the degree to which, or the time period over which, our sales and operations will be affected by this outbreak and the preventative measures. The effects could be highly material.

The COVID-19 pandemic poses many risks, including that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place or stay-at-home orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. Beginning in March 2020, we experienced the temporary shutdown of several of our facilities in the U.S. and Canada. Certain government orders related to COVID-19 mitigation efforts may further restrict our ability to operate our business and may impact our financial condition and results of operations. Finally, while certain facilities are considered essential and can remain in operation during the COVID-19 pandemic, there can be no assurance that these facilities will continue to be classified as essential in each of the jurisdictions in which we operate and will remain in operation. In addition, many of our facilities that remain in operation are not utilized as fully as they were before the COVID-19 pandemic. Underutilization of facilities could increase if and as the pandemic persists and spreads further.

Further, we have experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions. This is likely to result in higher supply chain costs to us, incurred in order to maintain the supply of component parts needed to produce our products.

Our management of the impacts of COVID-19 has required, and will continue to require, significant investment of time by our management and employees. The focus on managing and mitigating the impacts of COVID-19 on our business may cause us to divert or delay the application of our resources toward other or new initiatives or investments, which in turn may have a material adverse impact on our results of operations.

We may also experience impacts from market downturns and changes in consumer behavior including uncertainty in consumer confidence, increasing unemployment, and reductions in discretionary spending related to pandemic fears as a result of COVID-19. The consequences of the COVID-19 pandemic include widespread unemployment and uncertainty, among other problems, reducing the likelihood of people seeking new or improved housing.

Further, the impacts of COVID-19 have caused significant uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our businesses beyond the liquidity that operating cash flows provide. If our access to capital were to become significantly constrained, or if costs of capital were to increase significantly due to the impact of COVID-19, then our financial condition, results of operations, cash flows, and business, could be materially adversely affected.

The extent to which the COVID-19 outbreak continues to impact us will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity. The COVID-19 pandemic also may have the effect of significantly heightening other risks associated with our business and our financial condition, including several of the risks disclosed below.

The factory-built housing industry is cyclical, is affected by seasonality and is sensitive to changes in general economic or other business conditions.

The factory-built housing industry is affected by seasonality. Sales during the period from March to November are typically higher than in other months. As a result, our sales and operating results sometimes fluctuate and may continue to fluctuate in the future.

The factory-built housing industry is also sensitive to changes in economic conditions and other factors, such as pandemics, employment rates, job growth, population growth, consumer confidence, consumer income, availability of financing, interest rate levels, and an oversupply of homes for sale. Changes in any of these conditions generally, or in the markets where we operate, could reduce demand and constrain pricing for new factory-built homes in these areas or result in customer cancellations of pending shipments. Reductions in the number of homes shipped by us or constraints on the prices we can charge, could result in a decrease in our net sales and earnings, which could adversely affect our financial condition.

We are subject to demand fluctuations in the housing industry. Reductions in demand could adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations in the housing market generally. In a housing market downturn, our sales and results of operations could be adversely affected; there might be significant inventory impairments and other write-offs; our gross margins could decline significantly from historical levels; and we might incur losses from operations. We cannot predict the future demand for housing. If it were to decline significantly, our financial condition could be adversely affected.

Future increases in interest rates, more stringent credit standards, tightening of financing terms, or other increases in the effective costs of owning a factory-built home (including those related to regulation or other government actions) could limit the purchasing power of our potential customers and could adversely affect our business and financial results.

A large majority of our customers finance their home purchases through third-party lenders. Interest rates have been near historical lows for several years, which has made purchasing new factory-built homes more affordable. Increases in interest rates or decreases in the availability of consumer financing could adversely affect the market for homes. Potential customers may be less willing or able to pay the increased monthly costs or to obtain financing. Lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing, and could adversely affect our results of operations and financial condition.

The liquidity provided by the GSEs and the FHA is also critical in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, financing, and our sales of new homes.

The availability of wholesale financing for retailers is limited due to a limited number of floor plan lenders and reduced lending limits.

Factory-built housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Limited availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis. As a result, if the availability of wholesale financing is reduced, we could experience sales declines or a higher level of customer defaults and its operating results and cash flows could suffer.

We have contingent repurchase obligations related to wholesale financing provided to industry retailers.

As is customary in the factory-built housing industry, a significant portion of our manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with the floor plan financing programs, we generally have separate agreements with the financing companies that require us to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. The impact of COVID-19 may have an adverse impact on the solvency of independent industry retailers, and as a result, we may be required to honor the contingent repurchase agreements if the retailers default under terms of the floor plan financing arrangements. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. Our contingent repurchase obligation as of March 28, 2020, was estimated to be approximately $152.7 million, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

If we are unable to establish or maintain relationships with independent distributors that sell our homes, our sales could decline and our results of operations and cash flows could suffer.

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 90% of our shipments of homes in fiscal 2020 were made to independent distributors throughout the United States and western Canada. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets could decline, and if we cannot effect offsetting expansion of our factory-direct retail business, our results of operations and cash flows could suffer.

Prices of certain materials can fluctuate and availability of certain materials may be limited at times, adversely affecting our business.

Prices of certain materials used in the construction of homes, such as lumber, insulation, steel, drywall, oil-based products and fuel, can fluctuate significantly due to changes in demand and supply, adversely affecting our business. Additionally, availability of certain materials such as drywall and insulation may be limited at times, resulting in higher prices or the need to find alternative suppliers. We may attempt to pass the higher material costs on to customers, but it is not certain that we will be able to achieve this without adversely affecting demand. Limited availability of materials may also adversely affect our production capabilities and results of operations.

For some of the components used in production, we depend on a small group of suppliers, the loss of any of which could adversely affect our ability to obtain components in a timely manner or at competitive prices, which would in turn decrease our sales and profit margins. Some components are sourced from foreign sources. Delays in obtaining these components or the imposition of new or additional tariffs could result in increased costs and decreased sales and profit margins.

We depend on timely and sufficient delivery of components from our suppliers. Most components are readily available from a variety of sources. However, a few key components are currently produced by only a small group of quality suppliers that have the capacity to supply large quantities. Some of these components are foreign-sourced. Their supply is subject to disruption by government actions and global events, including the COVID-19 pandemic. If we cannot obtain an adequate supply of these key components our sales could decline and our results of operations and cash flows could suffer.

Our results of operations can be adversely affected by labor shortages and turnover.

The homebuilding industry has from time to time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, construction market conditions, and government regulation, which include laws and regulations related to workers’ health and safety, wage and hour practices, and immigration. Our direct labor has historically experienced high turnover rates, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or a lack of skilled labor could cause significant increases in costs or delays in construction of homes, which could have a material adverse effects on our net sales and results of operations.

Industry conditions and future operating results could limit our sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, cash flows from operations, and our revolving credit facility (the “Credit Facility”) to finance our operating requirements, capital expenditures, and other needs. If our cash balances, cash flows from operations, and availability under the Credit Facility are insufficient to finance our operations and alternative capital is not available, then we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

Factory-built housing operates in the highly competitive housing industry, and, if other home builders are more successful or offer better value to our customers, then our business could decline.

We operate in a very competitive environment and faces competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for financing, raw materials, and skilled management and labor resources. Some of our manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations that sell competitors’ products in most areas where our homes are sold and in most areas where we have retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. We also compete with resale homes, also referred to as “previously owned” or “existing” homes, as well as rental housing.

An oversupply of homes available for sale or the heavy discounting of home prices by our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions could have any of the following impacts on us: sale of fewer homes or higher cancellations by our home buyers; an increase in selling incentives or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, then our business could decline disproportionately to that of our competitors. As a result, our sales could decline and our results of operations and cash flows could suffer.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales.

We cannot be certain that historical consumer preferences for factory-built homes in general, and for our products in particular, will remain unchanged. Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We believe that the introduction of new features, designs, and models will be critical to the future success of our operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs, or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce net sales from existing models and adversely affect our results of operations. In addition, our net sales may be adversely affected if our new models and products are not introduced to the market on time or are not successful when introduced. Finally, our competitors’ products may obtain better market acceptance despite our efforts to lead the market.

When we introduce new products into the marketplace, we may incur expenses that we did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans, and features are critical to our future success, but we may incur unexpected expenses when we make such introductions. For example, we may experience unexpected engineering or design flaws that may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are accrued at the time of product sale to reflect our best estimate of the amounts necessary to settle future and existing claims on products. An increase in actual warranty claims costs as compared to our estimates could result in increased warranty reserves and expense, which could have adverse impacts on our earnings.

Our products and services may experience quality problems from time to time that can result in decreased sales and gross margin and can harm our reputation.

Our products contain thousands of parts, many of which are supplied by a network of approved vendors. Product defects may occur, including components purchased from material vendors. There is no assurance that all such defects will be detected prior to the distribution of our products. In addition, although we endeavor to compel suppliers to maintain appropriate levels of insurance coverage, there is no assurance that if a defect in a vendor-supplied part were to occur that the vendor would have the financial ability to rectify the defect. Failure to detect defects in our products, including vendor-supplied parts, could result in lost revenue, increased warranty and related costs, and could harm our reputation.

If the factory-built housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our results of operations and cash flows could suffer.

Limitations on the number of sites available for placement of factory-built homes or on the operation of factory-built housing communities could reduce the demand for factory-built homes and, as a result, our sales. Factory-built housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, some property owners have resisted the adoption of zoning ordinances permitting the use of factory-built homes in residential areas, which we believe has restricted the growth of the industry. Factory-built homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of factory-built home communities. If the factory-built housing industry is unable to secure favorable local zoning ordinances, then our sales could decline and our results of operations and cash flows could suffer.

We may not be able to manage our business effectively if we cannot retain current management team members or if we are unable to attract and motivate key personnel.

Our success depends upon the skills, experience, and active participation of our senior management and key employees, many of whom have been with us for a significant number of years. Changes in our senior management team or other key employees may result in operational disruptions and changes to the strategy of our business, and our business might be harmed as a result. Our business could be further disrupted and harmed if we were unable to find appropriate replacements on a timely basis following future departures.

We may not be able to attract or motivate qualified management and operations personnel in the future. Inability to do so would result in constraints that would significantly impede the achievement of our objectives. We may also have difficulty attracting experienced personnel and may be required to expend significant financial resources in our employee recruitment efforts.

Product liability claims and litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our results of operations.

As a home builder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the home building industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high. There can be no assurance that this coverage will not be restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are unable to obtain adequate or reasonably-priced insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, then we may experience losses that could negatively impact our results of operations.

We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data, and include an estimate of claims incurred but not yet reported. Due to the degree of judgment required and the potential for variability in the underlying assumptions when deriving estimated liabilities, our actual future costs could differ from those estimated, and the difference could be material to our results of operations.

Data security breaches, cybersecurity attacks, and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect, use, and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our customers and employees. We also have outsourced elements of our information technology structure, and as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity attacks by hackers or breached due to employee error, malfeasance, or other disruptions, particularly with employees and others on data networks working increasingly from home because of the COVID-19 pandemic and other such factors. We, our partners, vendors, and other third-party providers could be susceptible to third-party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

We are subject to extensive regulation affecting the production and sale of factory-built housing, which could adversely affect our business, financial condition, and results of operations.

We are subject to a variety of federal, state, and local laws and regulations affecting the production and sale of factory-built housing. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Regulatory matters affecting our operations are under regular review by governmental bodies and we cannot predict what effect, if any, new laws and regulations would have on us or on the factory-built housing industry. Failure to comply with applicable laws or regulations or the passage in the future of new and more stringent laws, could adversely affect our business, financial condition, and results of operations.

Increases in the after-tax costs of owning a factory-built home could deter potential customers from buying our products and adversely affect our business or results of operations.

Significant expenses of owning a factory-built home, including mortgage interest expenses and real estate taxes, generally were, under prior tax law, deductible expenses for an individual’s federal income taxes and, in some cases, state income taxes, subject to certain limitations. The Tax Cuts and Jobs Act, signed into law in December 2017 (the “Tax Act”), included provisions that impose limitations with respect to these income tax deductions. Increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in home insurance premiums, also can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and in turn can have adverse impacts on our business and results of operations.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our results of operations or financial condition.

Our Star Fleet Trucking subsidiary provides transportation services. The transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and Department of Transportation regulations regarding, among other things, driver breaks, classification of independent drivers, “restart” rules, and the use of electronic logging devices that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for new factory-built homes in affected areas.

Our operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay factory-built home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new factory-built homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, then our earnings, liquidity, or capital resources could be adversely affected.

Mergers and acquisitions in which we might engage involve risks that could adversely affect our business.

As part of our growth strategy, we may choose to engage in discussions and negotiations regarding transactions, such as mergers, acquisitions and other business combinations within our industry. The purchase price for possible acquisitions of businesses and assets might be paid from cash, borrowings, or through the issuance of common stock or other securities, or a combination of these methods. Business combinations entail numerous risks, including:

•	difficulties in the integration of acquired operations, services and products, which can impact retention of client accounts;
•	failure to achieve expected synergies;
•	diversion of management's attention from other business concerns;
•	assumption of unknown material liabilities of acquired companies, which could become material or subject us to litigation or regulatory risks;
•	amortization of acquired intangible assets, which could reduce future reported earnings; and
•	potential loss of customers or key employees.

We cannot be certain that we will be able to identify, consummate and successfully integrate business combinations, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. For example, we could begin negotiations that we subsequently decide to suspend or terminate for a variety of reasons. Also, business combinations are typically subject to closing conditions, including regulatory approvals and the absence of a material adverse change. Therefore, if and when we enter into a business combination agreement, there can be no guarantee that the transaction will close when expected, or at all. If a material transaction does not close, then our stock price could decline.

Nevertheless, opportunities arise from time to time that we choose to evaluate. Any transactions that we pursue and consummate would involve these risks and uncertainties, as well as others. The risks of a business combination could result in the failure of the anticipated benefits of that particular combination to be realized, which in turn could have adverse effects on our business, financial condition, results of operations and prospects.

Changes in foreign exchange rates could adversely affect the value of our investments in Canada and cause foreign exchange losses.

We have substantial investments in businesses in Canada. Unfavorable changes in foreign exchange rates could adversely affect the value of our investments in these businesses.

Our failure to maintain effective internal control over financial reporting could harm our business and financial results.

Our management is responsible for maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.

We anticipate paying no cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. As a result, capital appreciation in the price of our common stock, if any, will be investors’ only source of gain on an investment in our common stock. Any future determination to pay dividends to shareholders will be at the sole discretion of our board of directors and will depend upon many factors, including general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors may deem relevant.

An impairment of all or part of our goodwill could adversely affect our operating results and net worth.

As of March 28, 2020, 22% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

The replacement or modification of LIBOR as a reference rate could increase our interest expense in the future.

The London Inter-Bank Offered Rate (“LIBOR”) is expected to be phased out by the end of 2021. LIBOR is currently used as the reference rate on our credit facility, which matures on June 5, 2023. Currently, no replacement rate has been identified. The transition from LIBOR could result in higher interest expense than has historically been recognized.

Our risk management practices may leave us exposed to unidentified or unanticipated risk.

Our management team is responsible for managing risk, subject to oversight by our board of directors. Our risk management methods may not identify all future risk exposures and may not be completely effective in mitigating all key risks. Furthermore, our risk management methods may not properly identify and mitigate the aggregation of risks across the Company or the interdependency of our risk mitigation efforts. In addition, some of our risk management methods may be based on assumptions that will prove to be inaccurate. Failure to manage risk effectively could adversely affect our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of March 28, 2020:

Location	Owned/Leased
United States
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Weiser, Idaho	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Leesville, Louisiana	Leased
Worthington, Minnesota	Owned
Lillington, North Carolina	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Penticton, British Columbia	Owned
Kelowna, British Columbia	Leased
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 21 retail sales centers located across seven states in the U.S. and ten terminals for our logistics operations across five states in the U.S. The corporate offices, retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2022 and for our Elkhart, Indiana office in September 2023. Four of the above manufacturing facilities are encumbered under the revolving credit facility and two of the manufacturing facilities are encumbered by industrial revenue bonds. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

At March 28, 2020, we also own or lease five manufacturing facilities that have been idled since 2017 or prior and could be utilized for additional production capacity.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Certain of the claims pending against us in these proceedings allege, among other things, breach of express and implied warranties, and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. Although litigation is inherently uncertain, based on past experience and the information currently available, management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to us, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity, or results of operations in any future reporting periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol SKY.

Holders

As of May 13, 2020, the Company had approximately 512 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

The Company does not currently pay dividends on our common stock and intends to retain all available funds and any future earnings for general corporate purposes. However, in the future, subject to the factors described below and our future liquidity and capitalization, the Company may change this policy and choose to pay dividends. Any future determination to pay dividends to shareholders will be at the sole discretion of the Company’s board of directors and will depend upon many factors, including general economic conditions, our financial position and results of operations, available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by the Company to its shareholders or by the Company’s subsidiaries and any other factors that the board of directors may deem relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report.

Issuer Purchases of Securities

There were no stock repurchases that were part of a publicly announced plan during the period covered by this Annual Report.

Securities Authorized for Issuance Under Equity Compensation Plans

Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report contains certain information relating to the Company’s equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2015 to March 31, 2020, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the factory-built housing segment, based on an initial investment of $100 on March 31, 2015.

Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends. This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019	March 31, 2020
Skyline Champion Corporation	$100.00	261.58	266.10	621.47	536.72	442.94
Russell 3000	100.00	99.66	117.66	133.92	145.66	132.36
Peer Group*	100.00	84.64	100.83	130.07	112.85	88.42

*The peer group consisted of Beazer Homes USA, Cavco Industries, Century Communities, LGI Homes, MDC Holdings, M/I Homes, Meritage Homes, Quanex Building Products Corp, and Tri Pointe Group.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data regarding Skyline Champion for the fiscal years indicated. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, the information presented in “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected financial data set forth below may not be indicative of our future performance.

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017	April 2, 2016
	(Dollars in Thousands)
Statement of Operations Data
Net Sales
U.S. Factory-Built Housing	$1,226,393	$1,177,687	$860,488	$678,296	$573,945
Canadian Factory-Built Housing	84,196	98,567	96,603	92,631	96,881
Corporate/Other	59,141	83,789	107,631	90,392	80,877
Total net sales	1,369,730	1,360,043	1,064,722	861,319	751,703
Cost of sales	1,090,755	1,114,684	887,611	717,364	638,571
Gross Margin	278,975	245,359	177,111	143,955	113,132
Selling, general, and administrative expenses	186,855	270,158	122,582	105,175	92,394
Foreign currency transaction losses (gains)	235	123	(547)	3,688	3,173
Amortization of intangibles	5,430	4,820	487	442	407
Operating income (loss)	86,455	(29,742)	54,589	34,650	17,158
Net interest expense	1,401	3,290	4,185	4,264	3,658
Other expense	-	8,271	7,288	2,380	632
Income (loss) from continuing operations before income taxes	85,054	(41,303)	43,116	28,006	12,868
Income tax expense (benefit)	26,894	16,905	27,316	(23,321)	2,640
Net income (loss) from continuing operations	58,160	(58,208)	15,800	51,327	10,228
Gain (loss) from discontinued operations	—	—	—	583	(10,248)
Net income (loss)	$58,160	$(58,208)	$15,800	$51,910	$(20)
Other financial information
Cash flows provided by continuing operations	$76,743	$65,228	$31,623	$34,289	$37,258
Cash flows used in discontinued operations	—	—	—	(830)	(16,339)
Depreciation and amortization	18,546	16,079	8,260	7,245	6,258
Capital expenditures	15,389	12,092	9,442	6,955	3,712
Net property, plant, and equipment	109,291	108,587	67,960	66,577	58,915
Total assets	781,700	699,954	395,398	328,021	255,349
Long-term debt	77,330	54,330	58,927	59,331	59,749

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s consolidated financial statements and the related notes that appear elsewhere in this Annual Report.

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows.

Overview

Champion Enterprises Holding, LLC (“Champion Holdings”) was formed as a Delaware limited liability company in 2010. Skyline Corporation (“Skyline”) was originally incorporated in Indiana. On June 1, 2018, Skyline Champion Corporation (the “Company”) was formed by Skyline and Champion Holdings combining their operations pursuant to the Exchange Agreement.

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. At March 28, 2020, the Company operates 33 manufacturing facilities throughout the U.S. and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprint.

The Company has increased capacity through strategic acquisitions and expansions of its manufacturing footprint. The Company is focused on growing in strong HUD markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets. The Company began production at its newest manufactured housing facility in Leesville, Louisiana in June 2019. During fiscal 2019, the Company completed its expansion of the Corona, California facility by adding a second production line and expanded its Leola, Pennsylvania campus by adding an additional plant. Production at the Leola facility began in April 2019. The Exchange added eight plants to the Company’s manufacturing footprint in fiscal 2019.

The Company has also focused on expansion of its company-owned retail operations, opening three additional retail sales centers during fiscal 2018. Management believes retail expansion provides an opportunity to increase the Company’s presence in market segments that are not currently served through its independent retail network, while also providing for increased utilization of existing manufacturing operations.

These acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s HUD and modular homebuilding presence in the U.S. as well as improving the results of operations. These acquisitions and investments are included in the consolidated results for periods subsequent to their respective acquisition dates.

Combination with Skyline

On January 5, 2018, Champion Holdings and Skyline entered into an Exchange Agreement pursuant to which the two companies agreed to combine their operations. The Exchange was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by FASB ASC 805, Business Combinations (“ASC 805”). Champion Holdings was determined to be the acquirer for accounting and financial reporting purposes. The assets acquired and liabilities assumed by Champion Holdings as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings existing assets and liabilities. As Champion Holdings is the accounting acquirer, reported financial results for Skyline Champion Corporation for fiscal 2019 are comprised of: 1) the results of Champion Holdings through June 1, 2018 and 2) the combined operations of the Company, after giving effect to the Exchange, from June 1, 2018 through March 30, 2019. All annual periods presented prior to the effective date of the Exchange are comprised solely of the results of Champion Holdings and all annual periods presented subsequent to fiscal 2019 are comprised solely of the results of the Company.

Industry and Company Outlook

In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 65 years of age, the population of first-time home buyers, and the population of households earning less than $50,000 per year. More recently, we see a number of market trends pointing to increased sales of ADUs and urban to rural migration as customers accommodate working-from-home patterns and protocols, as well as people seeking rent-to-own single-family options. We intend to capitalize on these trends and drivers to grow our business over the medium to long-term. We believe that there is an opportunity for continued manufactured and modular construction market with medium term expansion driven by the foregoing trends and demand drivers, as well as construction labor shortages in certain regions (which tend to adversely and disproportionally impact supply and cost of site-built homes when compared to manufactured housing) and increased affordability of factory-built homes relative to site-built homes.

For fiscal 2020, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD code industry home shipments were 97,553; 93,265 and 90,729 units (excluding FEMA units) during fiscal 2020, 2019, and 2018, respectively. Industry shipments of HUD-code FEMA units were 112 and 4,315 in fiscal 2019 and 2018, respectively. There were no industry shipments of HUD code FEMA units in fiscal 2020 or 2019. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 16.5%, 16.6%, 13.9% in fiscal 2020, 2019, and 2018. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

For fiscal 2020, approximately 17% of the Company’s U.S. manufacturing sales were generated from the sale of modular homes. The Company measures and reports on U.S. modular market share three months in arrears. Industry shipments of modular homes in the U.S. of 14,690 during the twelve months ended December 31, 2019 was 5.4% lower than the 15,530 units shipped in the comparable period of calendar year 2018. The Company’s modular market share during these periods was 13.9% and 13.1%, respectively. Modular home sales across the industry have generally been stable since 2009.

COVID-19 Pandemic

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States and Canada. The COVID-19 pandemic poses the risk that the Company or its employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities.

In response to dynamics brought on by COVID-19, the Company has prioritized the safety and well-being of its employees and customers. Skyline Champion has carefully managed expenses by reducing non-essential spending and furloughing certain employees with many now taking advantage of benefits provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Beginning in March 2020, the Company temporarily idled several of its manufacturing facilities due to stay-at-home orders, supplier disruptions, and a decline in demand resulting from these restrictions as well as the temporary closure of some of the Company’s independent retailers. Upon initial shelter-in-place orders, Skyline Champion rolled out a temporary emergency sick pay policy which allowed limited pay for employees impacted by COVID-19. During April 2020, the Company reduced its workforce by 5%, to approximately 6,600 employees and furloughed many more employees due to government stay-at-home orders or reduced demand. During this time, the Company chose to continue to pay its share of the costs associated with providing uninterrupted health care benefits to its furloughed employees.

The Company reopened many of the temporarily idled manufacturing facilities in late April, at reduced production levels due to social distancing protocols and decreased demand. Skyline Champion will continue to manage its manufacturing footprint and be prepared to reopen or idle additional facilities as restrictions change and demand warrants. Further, the Company may experience disruptions in its supply chain which could increase material costs for its products. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy and the housing market. As a result, its impact on the Company’s fiscal 2021 results is uncertain. As the U.S. economy gradually recovers from the impacts of COVID-19, the Company will seek to capture additional demand from manufactured housing communities that increase spending on expansion and development projects. In addition, if financing availability continues to improve and related regulation continues to ease, the Company believes that there will be an increase in the number of prospective customers who qualify for home loans for manufactured and modular homes. The Company remains confident in the long-term growth opportunities and believes that it has sufficient cash and cash equivalents to meet its liquidity needs in the next twelve months. As of March 28, 2020, the Company had cash and cash equivalents of $209.5 million.

RESULTS OF OPERATIONS FOR FISCAL 2020 VS. 2019

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019

Results of Operations Data:
Net sales	$1,369,730	$1,360,043
Cost of sales	1,090,755	1,114,684
Gross profit	278,975	245,359
Selling, general, and administrative expenses	192,520	275,101
Operating income (loss)	86,455	(29,742)
Interest expense, net	1,401	3,290
Other expense	—	8,271
Income (loss) from operations before income taxes	85,054	(41,303)
Income tax expense	26,894	16,905
Net income (loss)	$58,160	$(58,208)

Reconciliation of Adjusted EBITDA:
Net income (loss)	$58,160	$(58,208)
Income tax expense	26,894	16,905
Interest expense, net	1,401	3,290
Depreciation and amortization	18,546	16,079
Equity-based compensation (for awards granted prior to December 31, 2018)	4,576	101,025
Foreign currency transaction loss	235	123
Transaction costs	—	8,201
Acquisition integration costs	2,674	7,966
Fair market value adjustment for asset classified as held for sale	986	—
Property, plant, and equipment impairment charge	550	—
Restructuring costs	366	1,640
Other	(24)	70
Adjusted EBITDA	$114,364	$97,091
As a percent of net sales:
Gross profit	20.4%	18.0%
Selling, general and administrative expenses	14.1%	20.2%
Operating income (loss)	6.3%	(2.2%)
Net income (loss)	4.2%	(4.3%)
Adjusted EBITDA	8.3%	7.1%

NET SALES

The following table summarizes net sales for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Net sales	$1,369,730	$1,360,043	$9,687	0.7%
U.S. manufacturing and retail net sales	$1,226,393	$1,177,687	$48,706	4.1%
U.S. homes sold	20,110	19,443	667	3.4%
U.S. manufacturing and retail average home selling price	$61.0	$60.6	$0.4	0.7%
Canadian manufacturing net sales	$84,196	$98,567	$(14,371)	(14.6%)
Canadian homes sold	1,002	1,232	(230)	(18.7%)
Canadian manufacturing average home selling price	$84.0	$80.0	$4.0	5.0%
Corporate/Other net sales	$59,141	$83,789	$(24,648)	(29.4%)
U.S. manufacturing facilities in operation at year end	33	31	2	6.5%
U.S. retail sales centers in operation at year end	21	21	—	—%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2020 were $1,369.7 million, an increase of $9.7 million, or 0.7% over fiscal 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Sales of homes for the Company’s U.S. manufacturing and retail operations increased by $48.7 million, or 4.1%. The net sales increase was attributable to the following factors including: (i) an increase of 667, or 3.4%, in the number of homes sold and (ii) a 0.7% increase in the average home selling price. The inclusion of the Skyline operations for the full year of fiscal 2020 added $48.2 million of sales, as fiscal 2019 included only ten months of Skyline operations.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $14.4 million, or 14.6% for fiscal 2020 compared to the same period in the prior year, primarily due to an 18.7% decrease in homes sold. This decrease was partially offset by a 5.0% increase the average selling price of homes. The number of homes sold decreased due to the decline in factory-built housing demand in the British Columbia and Alberta provinces versus the same period in the prior year. The decline in demand was and is due to oil and energy-related market dynamics in western Canada. Net sales for the Canadian segment were also unfavorably impacted by approximately $1.3 million as the Canadian dollar weakened relative to the U.S. dollar during fiscal 2020 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For fiscal 2020, net sales decreased by $24.6 million, or 29.4%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S. and changes in customer mix, partially offset by increased net sales of manufactured housing products.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$250,222	$214,142	$36,080	16.8%
Canadian Factory-built Housing	16,512	18,309	(1,797)	(9.8%)
Corporate/Other	12,241	12,908	(667)	(5.2%)
Total gross profit	$278,975	$245,359	$33,616	13.7%
Gross profit as a percent of net sales	20.4%	18.0%

Gross profit as a percent of sales during fiscal 2020 was 20.4% compared to 18.0% during fiscal 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $36.1 million, or 16.8%, during fiscal 2020 compared to the prior year. The increase in gross profit is due to the increase in sales volume and improved margins resulting from a reduction in manufacturing costs. Gross profit was 20.4% as a percent of segment net sales for fiscal 2020 compared to 18.2% in the prior year. Gross profit expansion was driven by favorable material pricing, procurement and operational synergies related to the Exchange, and plant operating improvements, all of which were partially offset by labor inflation.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.8 million, or 9.8%, during fiscal 2020 compared to the prior year and increased to 19.6% as a percent of segment net sales from 18.6%. Although the Canadian Factory-built Housing segment saw lower volume compared to the prior period, margins improved due to higher average selling prices on homes sold.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased by $0.7 million, or 5.2%, during fiscal 2020 compared to the same period in the prior year. However, Corporate/Other gross profit improved as a percent of segment net sales to 20.7% from 15.4%. Gross margins for the Company’s transportation business improved as a percent of sales due to a change in revenue mix and lower variable expenses. A portion of the change in revenue mix is due in part to changes in the customer base, which included less brokered business to other providers at lower margins in response to the decline in revenue caused by the softening market demand for RVs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$135,329	$116,379	$18,950	16.3%
Canadian Factory-built Housing	8,313	9,058	(745)	(8.2%)
Corporate/Other	48,878	149,664	(100,786)	(67.3%)
Total selling, general, and administrative expenses	$192,520	$275,101	$(82,581)	(30.0%)
Selling, general, and administrative expenses as a percent of net sales	14.1%	20.2%

Selling, general, and administrative expenses were $192.5 million for fiscal 2020, a decrease of $82.6 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased by $19.0 million, or 16.3%, during fiscal 2020 as compared to the prior year. Selling, general, and administrative expenses, as a percent of segment net sales, was 11.0% for fiscal 2020 compared to 9.9% during fiscal 2019. SG&A costs increased due to a combination of factors, and was primarily driven by: (i) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members, and (ii) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability. The increase in salaries, benefits, and incentive compensation was approximately $7.7 million in total. In addition, the inclusion of the Skyline operations for all twelve months of fiscal 2020 increased SG&A expenses by $4.7 million compared to fiscal 2019, which included only ten months of Skyline operations. Lastly, the Company recorded additional SG&A costs for the Leesville, LA capacity expansion of $2.0 million and increased spending on marketing and advertising initiatives of $1.0 million during fiscal 2020.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased by $0.7 million, or 8.2%, during fiscal 2020 as compared to fiscal 2019. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 9.9% for fiscal 2020 compared to 9.2% for fiscal 2019. Selling, general, and administrative expense as a percentage of net sales increased in the current period due to the decrease in net sales and reduced leverage of fixed costs.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased by $100.8 million, or 67.3%, during fiscal 2020 as compared to fiscal 2019. The decrease is mainly due to a change in equity-based compensation expense of $93.7 million, primarily related to the Exchange and secondary offerings that occurred in the prior year, as well as a reduction in acquisition integration and restructuring costs of $6.6 million. This decrease was partially offset by a fair market value adjustment charge of $1.0 million related to property acquired in the Exchange.

INTEREST EXPENSE

The following table summarizes the components of interest expense, net for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Interest expense	$4,632	$5,333	$(701)	(13.1%)
Interest income	(3,231)	(2,043)	(1,188)	58.1%
Interest expense, net	$1,401	$3,290	$(1,889)	(57.4%)
Average outstanding floor plan payable	$31,962	$32,288
Average outstanding long-term debt	$48,747	$58,959

Interest expense, net was $1.4 million for fiscal 2020, a decrease of $1.9 million compared to the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities. In addition, the Company incurred reduced interest expense due to; (i) a lower weighted average interest rate on its revolving credit facility of 3.5% as compared to 4.7%, and (ii) lower average outstanding balances on its credit facilities as compared to the same period in the prior year.

OTHER EXPENSE

The following table summarizes other expense for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Other expense	$—	$8,271	$(8,271)	(100.0%)

Other expense for fiscal 2019 primarily consisted of $8.2 million of expenses for legal, accounting, and advisory services related to the Exchange and four offerings of the Company’s common stock subsequent to the Exchange (“Offerings”), as well as $0.1 million for the deductible on an insured loss at one of the Company’s retail sales centers. The Company incurred no such costs in fiscal 2020.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Income tax expense	$26,894	$16,905	$9,989	59.1%
Effective tax rate	31.6%	(40.9%)

Income tax expense for fiscal 2020 was $26.9 million, representing an effective tax rate of 31.6%, compared to income tax expense of $16.9 million, representing an effective tax rate of (40.9%), for fiscal 2019.

The Company’s effective tax rate for fiscal 2020 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, tax credits, state and local income taxes, changes in valuation allowances, and results in foreign jurisdictions. The Company’s effective tax rate for fiscal 2019 differed from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, many of which were a result of the Exchange, state and local income taxes, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Net income (loss)	$58,160	$(58,208)	$116,368	199.9%
Income tax expense	26,894	16,905	9,989	59.1%
Interest expense, net	1,401	3,290	(1,889)	(57.4%)
Depreciation and amortization	18,546	16,079	2,467	15.3%
Equity-based compensation (for awards granted prior to December 31, 2018)	4,576	101,025	(96,449)	(95.5%)
Foreign currency transaction loss	235	123	112	91.1%
Transaction costs	—	8,201	(8,201)	(100.0%)
Acquisition integration costs	2,674	7,966	(5,292)	(66.4%)
Fair market value adjustment for asset classified as held for sale	986	—	986	*
Property, plant, and equipment impairment charge	550	—	550	*
Restructuring costs	366	1,640	(1,274)	(77.7%)
Other	(24)	70	(94)	(134.3%)
Adjusted EBITDA	$114,364	$97,091	$17,273	17.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2020 was $114.4 million, an increase of $17.3 million over fiscal 2019. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction, integration and restructuring costs, and non-cash equity-based compensation incurred in connection with the Exchange, and the Offerings and the integration of Skyline. The increase in operating income is primarily due to improvements in sales volumes and gross profit margins as a percent of net sales partially offset by higher selling, general, and administrative costs. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

RESULTS OF OPERATIONS FOR FISCAL 2019 VS. 2018

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018

Results of Operations Data:
Net sales	$1,360,043	$1,064,722
Cost of sales	1,114,684	887,611
Gross profit	245,359	177,111
Selling, general, and administrative expenses	275,101	122,522
Operating (loss) income	(29,742)	54,589
Interest expense, net	3,290	4,185
Other expense	8,271	7,288
(Loss) income from operations before income taxes	(41,303)	43,116
Income tax expense	16,905	27,316
Net (loss) income	$(58,208)	$15,800

Reconciliation of Adjusted EBITDA:
Net (loss) income	$(58,208)	$15,800
Income tax expense	16,905	27,316
Interest expense, net	3,290	4,185
Depreciation and amortization	16,079	8,260
Equity-based compensation (for awards granted prior to December 31, 2018)	101,025	642
Foreign currency transaction loss (gain)	123	(548)
Transaction costs	8,201	7,267
Acquisition integration costs	7,966	406
Restructuring costs	1,640	—
Gain on sale of non-operating facilities	—	(106)
Lower of cost or market adjustment of development inventory	—	1,165
Other	70	221
Adjusted EBITDA	$97,091	$64,608
As a percent of net sales:
Gross profit	18.0%	16.6%
Selling, general and administrative expenses	20.2%	11.5%
Operating (loss) income	(2.2%)	5.1%
Net (loss) income	(4.3%)	1.5%
Adjusted EBITDA	7.1%	6.1%

NET SALES

The following table summarizes net sales for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Net sales	$1,360,043	$1,064,722	$295,321	27.7%
U.S. manufacturing and retail net sales	$1,177,687	$860,488	$317,199	36.9%
U.S. homes sold	19,443	16,140	3,303	20.5%
U.S. manufacturing and retail average home selling price	$60.6	$53.3	$7.3	13.6%
Canadian manufacturing net sales	$98,567	$96,603	$1,964	2.0%
Canadian homes sold	1,232	1,266	(34)	(2.7%)
Canadian manufacturing average home selling price	$80.0	$76.3	$4	4.8%
Corporate/Other net sales	$83,789	$107,631	$(23,842)	(22.2%)
U.S. manufacturing facilities in operation at year end	31	23	8	34.8%
U.S. retail sales centers in operation at year end	21	21	—	—%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

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

The Company’s U.S. HUD market share for fiscal 2019 grew to 16.6% from 13.9% in the prior year due primarily to the inclusion of Skyline operations. U.S. HUD industry units shipped during fiscal 2019 were 93,377 which represented a slight decrease from the 95,044 units shipped in the prior year. U.S. HUD industry shipments for fiscal 2019 did not include any FEMA disaster relief homes, according to data published by MHI. Fiscal 2019 industry shipments include the sale of 112 disaster relief homes produced for FEMA compared to 4,415 in fiscal 2018.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $2.0 million, or 2.0%, for fiscal 2019 compared to the same period in the prior year, primarily due to a 4.8% increase in average selling price, which was a result of pricing actions taken by the Company to offset the impact of rising material and labor costs. This increase was offset by a 2.7% decrease in homes sold. Net sales were unfavorably impacted by approximately $1.9 million as the Canadian dollar weakened compared to the U.S. dollar during fiscal 2019 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For fiscal 2019, net sales decreased by $23.8 million, or 22.2%. The decrease was primarily attributable to lower net sales in the Company’s transportation business primarily as a result of lower shipments associated with reduced RV demand in the U.S.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$214,142	$143,632	$70,510	49.1%
Canadian Factory-built Housing	18,309	18,415	(106)	(0.6%)
Corporate/Other	12,908	15,064	(2,156)	(14.3%)
Total gross profit	$245,359	$177,111	$68,248	38.5%
Gross profit as a percent of net sales	18.0%	16.6%

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

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $0.1 million, or 0.6%, during fiscal 2019 compared to the prior year and decreased to 18.6% as a percent of segment net sales from 19.1%. The decrease is primarily due to lower sales volume.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased by $2.2 million, or 14.3%, during fiscal 2019 compared to the same period in the prior year. However, Corporate/Other gross profit improved as a percent of segment net sales to 15.4% from 14.0%. Although overall the transportation business activity was lower than the prior year, gross margins improved as a percent of sales due to product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

The following table summarizes selling, general, and administrative expenses for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$116,379	$83,486	$32,893	39.4%
Canadian Factory-built Housing	9,058	8,768	290	3.3%
Corporate/Other	149,664	30,268	119,396	394.5%
Total selling, general, and administrative expenses	$275,101	$122,522	$152,579	124.5%
Selling, general, and administrative expenses as a percent of net sales	20.2%	11.5%

Selling, general, and administrative expenses were $275.1 million for fiscal 2019, an increase of $152.6 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased by $32.9 million, or 39.4%, during fiscal 2019 as compared to the prior year. The increase was primarily a result of an increase of $14.5 million related to the inclusion of the Skyline operations subsequent to the Exchange, an increase of $8.7 million related to higher sales commissions and incentive compensation (which is generally based on sales volume or a measure of profitability), an increase of $4.3 million for additional amortization related to the Exchange, an increase of approximately $1.0 million related to investments in plant ramp up of previously idled facilities, and $1.9 million of other administrative and marketing costs. As a result of the increases above, selling, general, and administrative expenses, as a percent of segment net sales, was 9.9% for fiscal 2019 compared to 9.7% during fiscal 2018.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased by $0.3 million, or 3.3%, during fiscal 2019 as compared to fiscal 2018. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 9.2% for fiscal 2019 compared to 9.1% for fiscal 2018.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased by $119.4 million during fiscal 2019 as compared to fiscal 2018. The increase is primarily a result of an increase of $101.4 million in non-cash, equity-based compensation expense, an increase of $7.6 million increase for Skyline integration costs, an increase of $3.1 million of costs related to the inclusion of the Skyline corporate departments subsequent to the Exchange, an increase of $2.4 million in legal and professional fees, and an increase of $1.6 million of restructuring costs primarily related to redundant corporate and administrative costs subsequent to the Exchange.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Interest expense	$5,333	$5,133	$200	3.9%
Interest income	(2,043)	(948)	(1,095)	115.5%
Interest expense, net	$3,290	$4,185	$(895)	(21.4%)
Average outstanding floor plan payable	$32,288	$21,739
Average outstanding long-term debt	$58,959	$59,604

Interest expense, net was $3.3 million for fiscal 2019, a decrease of $0.9 million compared to the prior year. The decrease was primarily related to higher interest income recognized during the period as a result of higher average cash balances invested in short term facilities.

OTHER EXPENSE

The following table summarizes other expense for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Other expense	$8,271	$7,288	$983	13.5%

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

Income Tax Expense

The following table summarizes income tax expense for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Income tax expense	$16,905	$27,316	$(10,411)	(38.1%)
Effective tax rate	(40.9%)	63.4%

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

Adjusted EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018	$ Change	% Change

Net income (loss)	$(58,208)	$15,800	$(74,008)	*
Income tax expense	16,905	27,316	(10,411)	(38.1%)
Interest expense, net	3,290	4,185	(895)	(21.4%)
Depreciation and amortization	16,079	8,260	7,819	94.7%
Equity-based compensation (for awards granted prior to December 31, 2018)	101,025	642	100,383	*
Foreign currency transaction loss (gain)	123	(548)	671	(122.4%)
Transaction costs	8,201	7,267	934	12.9%
Acquisition integration costs	7,966	406	7,560	*
Restructuring costs	1,640	—	1,640	*
Gain on sale of non-operating facilities	—	(106)	106	*
Lower of cost or market adjustment of development inventory	—	1,165	(1,165)	*
Other	70	221	(151)	(68.3%)
Adjusted EBITDA	$97,091	$64,608	$32,483	50.3%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2019 was $97.1 million, an increase of $32.5 million over fiscal 2018. The increase is primarily a result of increased operating income after adjusting for the effect of increased depreciation and amortization, transaction, integration, restructuring costs and non-cash equity-based compensation incurred in connection with the Exchange, and the Offerings and the integration of Skyline. The increase in operating income is primarily due to improvements in sales volumes and gross profit margins as a percent of net sales partially offset by higher selling, general and administrative costs. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

Pro Forma Results of Operations

In addition to the analysis of historical results of operations, this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes unaudited supplemental pro forma results of operations for fiscal 2019 and 2018. The unaudited pro forma results of operations reflect pro forma adjustments to the results of the Company to give effect to the Exchange and the related financing transactions (the “Financing”) as if they had occurred on April 2, 2017, the beginning of fiscal 2018.

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

The unaudited pro forma adjustments, for activities up to the date of the Exchange, include:

•	Adjustments to depreciation expense for the stepped-up basis of property, plant, and equipment;
•	Adjustments to the amortization of intangible assets recognized in connection with the Exchange;
•	Adjustments to interest expense for the elimination of historical interest expense and amortization of deferred financing fees on retired debt;
•	Recognition of interest expense and amortization of deferred financing fees on the new revolving credit agreement;
•	Adjustments to eliminate expenses incurred directly related to the Exchange;
•	Adjustments to eliminate one-time equity-based compensation incurred directly related to the Exchange;
•	Adjustments to eliminate the net currency translation gains and losses on certain intercompany debt;
•	Adjustments to eliminate the management fee, plus reimbursable expenses, paid by Champion Holdings to its primary investors under a management service agreement; and
•	Adjustments to reflect tax expense for the unaudited pro forma adjustments

	Year Ended
(Dollars in thousands)	March 30, 2019	March 31, 2018
	(unaudited)
Pro Forma Results of Operations Data:
Net sales	$1,405,847	$1,297,159
Cost of sales	1,152,772	1,090,349
Gross profit	253,075	206,810
Selling, general and administrative expenses	272,277	148,475
Operating (loss) income	(19,202)	58,335
Interest expense, net	3,175	3,797
Other expense	1,858	94
(Loss) income from operations before income taxes	(24,235)	54,444
Income tax expense	19,225	28,789
Net (loss) income	$(43,460)	$25,655

Reconciliation of Pro Forma Adjusted EBITDA:
Net (loss) income	$(43,460)	$25,655
Income tax expense	19,225	28,789
Interest expense, net	3,175	3,797
Depreciation and amortization	17,244	16,065
Equity-based compensation (for awards granted prior to December 31, 2018)	93,132	916
Foreign currency transaction loss (gain)	123	(176)
Transaction costs	1,788	—
Acquisition integration costs	7,966	386
Restructuring costs	1,640	1,132
Gain on sale of non-operating facilities	—	(2,104)
Lower of cost or market adjustment of development inventory	—	1,165
Other	70	328
Adjusted EBITDA	$100,903	$75,953
As a percent of net sales:
Gross profit	18.0%	15.9%
Selling, general and administrative expenses	19.4%	11.4%
Operating (loss) income	(1.4%)	4.5%
Net (loss) income	(3.1%)	2.0%
Adjusted EBITDA	7.2%	5.9%

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

Pro Forma Gross Profit: Pro forma gross profit increased by $46.3 million during fiscal 2019 the compared to the same period of the prior year and improved as a percent of net sales to 18.0% from 15.9%. The increase in gross profit as a percent of net sales is consistent with the synergy capture, operational improvements and product rationalization actions taken by the Company as discussed above. The continued standardization of product design and material purchases has allowed for more efficient production for the Company and its supply chain and helped to mitigate the effects of commodity and labor fluctuations occurring in the market place.

Pro Forma Selling, General, and Administrative Expenses: Pro forma selling, general, and administrative expenses were $272.3 million for fiscal 2019 as compared to $148.5 million for fiscal 2018. The increase was primarily the result of increased non-cash, equity-based compensation expense of $92.2 million, increased sales commissions and incentive compensation of $9.4 million (which is generally based on sales volume or a measure of profitability), and increased costs incurred with the integration of the Skyline operations of $7.6 million.

Pro Forma Interest Expense, Net: Pro forma interest expense, net was $3.2 million for fiscal 2019, a decrease of $0.6 million from the same period of the prior year. The overall decrease was primarily attributable to additional interest income earned from higher average cash balances invested in short-term facilities.

Pro Forma Other Expense: Other expense for fiscal 2019 primarily consisted of expenses for legal, accounting and advisory services attributable to the Exchange and the Offerings.

Pro Forma Income Tax Expense: During fiscal 2019, the Company had pro forma income tax expense of $19.2 million and an effective tax rate of (79.3%), compared to income tax expense of $28.8 million at an effective tax rate of 52.9% during fiscal 2018. Prior to the completion of the Exchange, Skyline recognized no income tax expense or benefit as a result of historical operating loss carryforwards which had a full valuation allowance. A portion of the valuation allowance was reversed upon completion of the Exchange, however, that reversal did not have an impact on the pro forma results of operations. The pro forma income tax effects were a result of the income tax effects of the Company discussed above plus the tax impact of the pro forma adjustments.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders for homes at March 28, 2020 totaled $127.5 million compared to $142.7 million at March 30, 2019. Approximately one-third of the year-over-year decline in backlog is concentrated at the Company’s Canadian operations, which were impacted by softness in the western Canada housing markets. U.S. backlogs are down due to added capacity and increased production rates at certain plants.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2020, 2019 and 2018:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018

Net cash provided by (used in):
Operating activities	$76,743	$65,228	$31,623
Investing activities	(14,093)	(2,030)	(8,621)
Financing activities	21,569	(72,518)	10,336
Effect of exchange rate changes	(1,398)	(662)	586
Net increase (decrease) in cash, cash equivalents, and restricted cash	82,821	(9,982)	33,924
Cash, cash equivalents, and restricted cash at beginning of period	126,634	136,616	102,692
Cash, cash equivalents, and restricted cash at end of period	$209,455	$126,634	$136,616

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flow from operations for the next year are expected to be adequate to cover working capital requirements, fund capital expenditures, and floor plan payment obligations. The Company does not have any scheduled long term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75x consolidated trailing twelve month EBITDA. The Company anticipates compliance with its leverage ratio debt covenant and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $76.7 million in fiscal 2020 compared to $65.2 million in fiscal 2019. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Additionally, there were no transaction expenses incurred for the Skyline acquisition or secondary offering costs in fiscal 2020 compared to $8.2 million in the same period of the prior year. The increase was partially offset by cash used for other working capital items. Cash provided by operating activities in fiscal 2019 increased to $65.2 million from $31.6 million in fiscal 2018. The increase was primarily due to an increase in operating income after adding back non-cash related expenses such as equity-based compensation, depreciation and amortization, which increased due to the Exchange with Skyline and overall operating improvement. The increase was partially offset by costs associated with the integration of the Skyline operations of $8.0 million.

Cash used in investing activities was $14.1 million in fiscal 2020 versus $2.0 million in 2019. The increase is primarily related to the benefit of $9.7 million of cash acquired in the Exchange in fiscal 2019, and an increase in capital expenditures of $3.3 million, partially offset by proceeds of $1.1 million from the disposition of a held for sale property. The expenditures for capital items are part of the Company’s focus on safety and operating efficiency initiatives as well as the expansion of production capacity with the investment in the new Leesville, Louisiana manufacturing facility. Cash used in investing activities was $2.0 million in fiscal 2019 versus $8.6 million in 2018. The $6.6 million decrease was mainly due to the benefit of $9.7 million of cash assumed in the Exchange, offset by an increase in capital expenditures of $2.6 million.

In fiscal 2020, cash provided by financing activities was $21.6 million, versus the prior year which had net cash used in financing activities of $72.5 million. The increase in cash provided by financing activities is primarily a result of the increase in net borrowings on the credit facility. Additionally, there were no capital distributions, payments of deferred financing fees, or repayments of term loans in fiscal 2020. Cash used in financing activities in fiscal 2019 was mainly related to Champion Holdings members’ capital distribution of $65.2 million, completed in conjunction with the Exchange with Skyline and a paydown on revolving debt of $5.0 million. Cash provided by financing activities in fiscal 2018 was primarily the result of increased net borrowings on floor plan payables.

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings in fiscal 2019 under the Credit Agreement were used to repay the Company’s prior $46.9 million term loans and replace the Company’s prior cash collateralized stand-alone letter of credit facility. The interest rate on borrowing under the Credit Agreement is based on LIBOR and was 2.4% at March 28, 2020. The Company borrowed $38.0 million under the Credit Agreement in March 2020 to maximize financial flexibility in response to the impact of COVID-19. The Company had $6.4 million available to borrow against the Credit Agreement at March 28, 2020.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table presents a summary of payments due by period for the Company’s contractual obligations for long-term debt and operating leases as of March 28, 2020:

	Payments due by period: After March 28, 2020 (1)(2)
(Dollars in thousands)	Total	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years

Revolving credit facility maturing in 2023	$64,900	$—	$—	$64,900	$—
Obligations under industrial revenue bonds due 2029	12,430	—	—	—	12,430
Operating Leases	17,171	5,411	7,791	2,198	1,771
Total	$94,501	$5,411	$7,791	$67,098	$14,201
(1)	The variable interest on outstanding debt obligations is not included in the repayment information.
(2)

Based on the outstanding debt obligations and variable rates in effect at March 28, 2020, the estimated annual interest expense on the revolving credit facility and industrial revenue bonds would be $2.4 million.

Credit Facility

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement will adjust based on the first lien net leverage of the Company which will range from a high of LIBOR plus 2.25% and ABR plus 1.25% when first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay a commitment fee ranging between 0.25% and 0.40% (depending on first lien net leverage) in respect of unused commitments under the Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Credit Agreement. At March 28, 2020, letters of credit issued under the sub-facility totaled $28.7 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Floor Plan Payable

At March 28, 2020, the Company had outstanding borrowings on floor plan financing arrangements of $33.9 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $48.0 million. Borrowings are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at March 28, 2020, including surety bonds and letters of credit totaling $23.6 million and $28.7 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of March 28, 2020 is approximately $152.7 million, without reduction for the resale value of the homes. The impact of COVID-19 may have an adverse impact on the solvency of independent industry retailers and, as a result, the Company may experience higher levels of repurchase commitments if the retailers default under terms of the floor plan financing arrangements. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.0 million at March 28, 2020. See “Critical Accounting Polices – Reserve for Repurchase Commitments” below.

The Company has provided various representations, warranties, and other standard indemnifications in the ordinary course of its business in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business.

In the normal course of business, the Company’s subsidiaries historically provided certain parent company guarantees to two U.K. customers. These guarantees provided contractual liability for proven construction defects up to 12 years from the date of delivery of the units. The guarantees remain a contingent liability subsequent to the fiscal 2017 disposition of the U.K. operations, which declines over time through October 2027. As of the date of this report, no claims have been reported under the terms of the guarantees.

Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA ”) as net income or loss plus; (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) foreign currency gains and losses; (f) equity based compensation awards granted prior to December 31, 2018; (g) non-cash restructuring charges and impairment of assets; and (h) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors, because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s operating activities across reporting periods. Management believes Adjusted EBITDA is useful to an investor in evaluating operating performance for the following reasons: (i) Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income and expense, taxes, depreciation and amortization and equity-based compensation, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and (ii) analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in the industry.

Management uses Adjusted EBITDA for planning purposes, including the preparation of internal annual operating budget and periodic forecasts: (i) in communications with the board of directors and investors concerning financial performance; (ii) as a factor in determining bonuses under management’s annual incentive compensation program; and (iii) as a measure of operating performance used to determine the ability to provide cash flows to support investments in capital assets, acquisitions and working capital requirements for operating expansion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note 1, "Summary of Significant Accounting Policies," to the consolidated financial statements included in this Report. Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, intangible assets, deferred tax assets and property, plant, and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs, and wholesale repurchase losses. The Company considers an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations. The Company believes that the following discussion addresses the Company’s critical accounting estimates.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $100 million. The health plan is subject to a stop-loss limit of $300,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

Warranty Reserves

The Company’s factory-built housing operations generally provide each retail homebuyer or builder/developer with a 12-month assurance warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on various factors, including estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used in the estimation of the warranty liability include the estimated amount of warranty and customer service costs incurred for homes that remain in retailers’ inventories before delivery to the consumer, homes purchased by consumers still within the warranty period, the timing in which work orders were completed, and the historical average costs incurred to service a home.

Impairment of Long-Lived Assets

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable, primarily based on estimated selling price, appraised value, or projected undiscounted future cash flows.

Impairment of Goodwill

Goodwill is not amortized but is tested for impairment at least annually. Impairment testing is required more often if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. As the analysis depends upon judgments, estimates and assumptions, such testing is subject to inherent uncertainties, which could cause the fair value to fluctuate from period to period.

In fiscal 2020, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of March and an additional assessment was performed the last day of the fiscal year due to a decrease in the Company’s share price and in response to the changes in business operating conditions from COVID-19. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some or all of the deferred tax assets will not be realized.

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the manufacturing operations’ sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the Floor Plan Lender. The contingent repurchase obligation as of March 28, 2020, is estimated to be approximately $152.7 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.0 million at March 28, 2020.

Off Balance Sheet Arrangements

Off balance sheet arrangements at March 28, 2020 consist of the contingent repurchase obligation totaling approximately $152.7 million, letters of credit totaling $28.7 million, and surety bonds totaling $23.6 million. See “Contractual Obligations and Commitments – Contingent Obligations” and “Critical Accounting Policies – Reserve for Repurchase Commitments” above for more information related to these off balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Credit Agreement are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.6 million, assuming related debt of $64.9 million, which is the amount of outstanding borrowings under the Credit Agreement at March 28, 2020.

Obligations under industrial revenue bonds are subject to variable rates of interest based on a municipal bond index rate. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.1 million, assuming related debt of $12.4 million, which is the amount of outstanding borrowings on industrial revenue bonds at March 28, 2020.

Obligations under floor plan financing arrangements are subject to variable rates of interest based on terms negotiated with the floor plan lenders. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.3 million, assuming related floor plan borrowings of $33.9 million, which is the amount of outstanding borrowings on floor plan financing at March 28, 2020.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At March 28, 2020, the Company’s borrowings under the Credit Agreement, industrial revenue bonds and floor plan financing arrangements are all at variable rates.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2020 net sales of $111.8 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2020, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.1 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 28, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2020.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As part of the integration of certain business and corporate activities from the Exchange, the Company instituted changes to systems and processes to expand controls and increase efficiency, while ensuring that an effective internal control environment was maintained across the organization. Changes included such activities as implementing additional processes, automating manual processes, standardizing controls, and increasing monitoring controls. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 28, 2020.

Given their inherent limitations, the Company's controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. In light of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of March 28, 2020, and the attestation report is set forth in Item 15, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and is incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers" and "Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2020 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Compensation Tables,” “Summary Compensation Table for 2020,” “Grants of Plan-Based Awards in Fiscal 2020,” “Outstanding Equity Awards at Fiscal 2020 Year End,” “Option Exercises and Stock Vested in Fiscal 2020,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2020,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2020 Proxy Statement under the caption " Share Ownership of Certain Beneficial Owners " and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of March 28, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	827,185	$26.29	4,740,835
Equity compensation plans not approved by Stockholders	—	—	—
Total	827,185	$26.29	4,740,835

(1)

This amount represents the following: (a) 403,086 shares subject to the vesting and/or exercise of outstanding options; (b) 229,790 shares subject to vesting of outstanding performance-based restricted stock units; and (c) 194,309 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan. Restricted shares outstanding under our equity plans have already been reflected in our total outstanding common stock balance.

(2)

The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of performance-based restricted stock units and time-based restricted stock units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2020 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2020 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

(a)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are omitted because such schedules are not required, or the information required has been presented in the aforementioned financial statements.

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

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees.*†
10.5	Form of Performance Stock Unit Agreement.*†
10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.*†
10.7	Form of Restricted Stock Unit Award Agreement for Employees.*†
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.9	Form of Non-Statutory Stock Option Agreement for Executives.*†
10.10	Form of Performance Stock Unit Agreement for Executives.*†
10.11	Form of Restricted Stock Unit Award Agreement for Executives.*†
10.12	Executive Employment Agreement, dated September 5, 2019 and effective June 1, 2019, between Mark Yost and Champion Home Builders, Inc.*†
10.13	Executive Employment Agreement, dated as of June 4, 2018, between Laurie Hough and Champion Home Builders, Inc. *†
10.14	Executive Employment Agreement effective June 17, 2019 between Robert Spence and Champion Home Builders, Inc.*†
10.15	Amended and Restated Employment Agreement, dated as of June 4, 2018, between Keith Anderson and Champion Home Builders, Inc.*†
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 21, 2020	/s/ Mark Yost
Mark Yost

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	May 21, 2020
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 21, 2020
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 21, 2020
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Keith Anderson	Director
Keith Anderson		May 21, 2020

/s/ Michael Berman	Director
Michael Berman		May 21, 2020

/s/ Timothy Bernlohr	Director
Timothy Bernlohr		May 21, 2020

/s/ Eddie Capel	Director
Eddie Capel		May 21, 2020

/s/ John C. Firth	Director
John C. Firth		May 21, 2020

/s/ Michael Kaufman	Director
Michael Kaufman		May 21, 2020

/s/ Erin Mulligan Nelson	Director
Erin Mulligan Nelson		May 21, 2020

/s/ Gary E. Robinette	Director
Gary E. Robinette		May 21, 2020

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts and disclosures to which it relates.

Workers’ Compensation Reserve
Description of the Matter

The Company had workers’ compensation reserves of $20.5 million as of March 28, 2020. As described in Note 1 to the consolidated financial statements, the Company is self-insured for a significant portion of its workers’ compensation obligations. Workers’ compensation costs are accrued for incurred claims and estimated claims incurred but not yet reported.

Auditing the Company’s workers’ compensation reserve is complex and required the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate of the ultimate loss projection and the use of various actuarial methods.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s controls over the workers’ compensation reserve process. For example, we tested controls over management’s review of the workers’ compensation reserve calculations, the appropriateness of the assumptions management used in the calculation and controls pertaining to the completeness and accuracy of the claim data underlying the reserve.

To evaluate the reserve for workers’ compensation, we performed audit procedures that included, among others, testing the completeness and accuracy of the incurred claims underlying the reserve, obtaining legal confirmation letters to evaluate reserves in consideration of litigated matters, and reviewing the Company’s reinsurance contracts to assess the Company’s self-insurance retentions. Furthermore, we involved our actuarial specialists to assist in our evaluation of methodologies and assumptions applied by management to establish the workers’ compensation reserve. We compared the Company’s reserve to a range developed by our actuarial specialists based on assumptions independently developed by our specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Detroit, Michigan

May 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company  as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 21, 2020

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	March 28, 2020	March 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$209,455	$126,634
Trade accounts receivable, net	45,733	57,649
Inventories, net	126,386	122,638
Other current assets	17,239	11,369
Total current assets	398,813	318,290
Long-term assets:
Property, plant, and equipment, net	109,291	108,587
Goodwill	173,521	173,406
Amortizable intangible assets, net	43,357	48,936
Deferred tax assets	21,812	34,058
Other noncurrent assets	34,906	16,677
Total assets	$781,700	$699,954
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$33,914	$33,321
Accounts payable	38,703	43,421
Other current liabilities	114,030	129,561
Total current liabilities	186,647	206,303
Long-term liabilities:
Long-term debt	77,330	54,330
Deferred tax liabilities	3,264	3,422
Other	40,144	23,927
Total long-term liabilities	120,738	81,679

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,665 and 56,657 shares issued (including 145 and 290 shares subject to restriction) as of March 28, 2020 and March 30, 2019, respectively	1,570	1,569
Additional paid-in capital	485,552	479,226
Accumulated deficit	(48)	(58,208)
Accumulated other comprehensive loss	(12,759)	(10,615)
Total equity	474,315	411,972
Total liabilities and stockholders' equity	$781,700	$699,954

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net sales	$1,369,730	$1,360,043	$1,064,722
Cost of sales	1,090,755	1,114,684	887,611
Gross profit	278,975	245,359	177,111
Selling, general, and administrative expenses	186,855	270,158	122,582
Foreign currency transaction loss (gain)	235	123	(547)
Amortization of intangible assets	5,430	4,820	487
Operating income (loss)	86,455	(29,742)	54,589
Interest expense	4,632	5,333	5,133
Interest income	(3,231)	(2,043)	(948)
Other expense	—	8,271	7,288
Income (loss) before income taxes	85,054	(41,303)	43,116
Income tax expense (benefit)	26,894	16,905	27,316
Net income (loss)	$58,160	$(58,208)	$15,800
Net income (loss) per share:
Basic	$1.03	$(1.09)	$0.33
Diluted	$1.02	$(1.09)	$0.33

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net income (loss)	$58,160	$(58,208)	$15,800
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,144)	(1,322)	854
Total comprehensive income (loss)	$56,016	$(59,530)	$16,654

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Cash flows from operating activities
Net income (loss)	$58,160	$(58,208)	$15,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,546	16,079	8,260
Equity-based compensation	8,349	101,999	642
Deferred taxes	11,796	3,047	12,914
Amortization of deferred financing fees	510	542	—
Loss (gain) on disposal of property, plant, and equipment	239	(37)	(122)
Foreign currency transaction loss (gain)	235	123	(547)
Fair market value adjustment to held for sale property	986	—	—
Property, plant, and equipment impairment charge	550	—	—
Write down of development inventory	—	—	1,165
Change in assets and liabilities, net of business acquired:
Accounts receivable	11,901	(2,223)	(13,904)
Inventories	(4,491)	(6,044)	(24,807)
Floor plan receivables	(17)	157	3,386
Other assets	(10,599)	(2,130)	(7,133)
Accounts payable	(4,606)	(3,105)	7,691
Accrued expenses and other current liabilities	(14,816)	15,147	28,122
Other	—	(119)	156
Net cash provided by operating activities	76,743	65,228	31,623
Cash flows from investing activities
Additions to property, plant, and equipment	(15,389)	(12,092)	(9,442)
Cash acquired in business acquisition	—	9,722	—
Proceeds from disposal of property, plant, and equipment	196	56	551
Proceeds from sale of held for sale property	1,100	—	—
Decrease (increase) in note receivable	—	284	(167)
Distributions from unconsolidated affiliates	—	—	437
Net cash used in investing activities	(14,093)	(2,030)	(8,621)
Cash flows from financing activities
Changes in floor plan financing, net	592	3,496	12,011
Borrowings on revolving debt facility	38,000	46,900	—
Payments on revolving debt facility	(15,000)	(5,000)	—
Payments on term-loans and other debt	—	(46,900)	(418)
Payments for deferred financing fees	—	(2,169)	(369)
Members' capital distribution	—	(65,277)	(888)
Stock option exercises	112	1,615	—
Tax payments for equity-based compensation	(2,135)	(5,183)	—
Net cash provided by (used in) financing activities	21,569	(72,518)	10,336
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,398)	(662)	586
Net increase (decrease) in cash, cash equivalents, and restricted cash	82,821	(9,982)	33,924
Cash, cash equivalents, and restricted cash at beginning of period	126,634	136,616	102,692
Cash, cash equivalents, and restricted cash at end of period	$209,455	$126,634	$136,616
Supplemental disclosures of cash flow information
Cash paid for interest	$4,044	$4,975	$5,000
Cash paid for income taxes	$22,312	$13,537	$13,025

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statement of Equity

(Dollars and shares in thousands)

		Common Stock
	Members' Contributed Capital	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2017	$140,322	—	$—	$—	$6,714	$(10,147)	$136,889
Net income	—	—	—	—	15,800	—	15,800
Equity-based compensation	642	—	—	—	—	—	642
Members' capital distributions	(888)	—	—	—	—	—	(888)
Foreign currency translation adjustments	—	—	—	—	—	854	854
Balance at March 31, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Net loss	—	—	—	—	(58,208)	—	(58,208)
Equity-based compensation	—	—	—	101,999	—	—	101,999
Members' capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,810	—	—	285,052
Net common stock issued under equity-based compensation plans	—	514	14	(3,582)	—	—	(3,568)
Foreign currency translation adjustments	—	—	—	(1)	—	(1,322)	(1,323)
Balance at March 30, 2019	$—	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	—	58,160	—	58,160
Equity-based compensation	—	—	—	8,349	—	—	8,349
Net common stock issued under equity-based compensation plans	—	8	1	(2,023)	—	—	(2,022)
Foreign currency translation adjustments	—	—	—	—	—	(2,144)	(2,144)
Balance at March 28, 2020	$—	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315

Components of accumulated other comprehensive loss at March 28, 2020, March 30, 2019, and March 31, 2018 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation: On June 1, 2018, Skyline Champion Corporation (formerly known as Skyline Corporation), an Indiana corporation (the “Company”) and Champion Enterprises Holdings, LLC (“Champion Holdings”) completed the transactions contemplated by the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between the Company and Champion Holdings. Under the Exchange Agreement: (i) Champion Holdings contributed to the Company all of the issued and outstanding equity interests of each of Champion Holdings’ wholly-owned operating subsidiaries (the “Contributed Shares”); and (ii) in exchange for the Contributed Shares, the Company issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of the Company common stock (“Skyline Common Stock”) (such issuance, the “Shares Issuance”). Immediately following the Shares Issuance, the members of Champion Holdings collectively held 84.5%, and the Company’s pre-closing shareholders collectively held 15.5%, of the issued and outstanding Skyline Common Stock on a fully-diluted basis. The contribution of the Contributed Shares by Champion Holdings to Skyline, and the Shares Issuance by the Company to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for the twelve months ending March 30, 2019 are comprised of: (i) the results of Champion Holdings for the period between April 1, 2018 and May 31, 2018; and (ii) the Company, after giving effect to the Exchange, from June 1, 2018 through March 30, 2019. All annual periods presented prior to the effective date of the Exchange are comprised solely of the results of Champion Holdings and all annual periods presented subsequent to the period ending March 30, 2019 are comprised solely of the results of the Company.

All Company earnings per share and common stock outstanding amounts in this Annual Report on Form 10-K have been calculated as if the Shares Issuance took place on April 2, 2017, at the exchange ratio, as defined in the Exchange Agreement.

Nature of Operations: The Company’s operations consist of manufacturing, retail and transportation activities. At March 28, 2020, the Company operated 33 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has holding companies located in the Netherlands.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority-owned subsidiaries which it controls. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities and Joint Ventures: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated joint ventures, consolidated joint ventures, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810, Consolidation.

The Company has a 90% equity interest in a consolidated joint venture that was formed in March 2012 to acquire and develop land into a subdivision of modular homes to be sold to homebuyers. The Company is responsible for the development of the subdivision and marketing the lots for sale, and to provide, install, and set up modular homes on the lots. The Company recorded an impairment charge of $1.2 million during fiscal 2018 to reflect the net realizable value of development inventory. The net investment in development inventory was zero for all periods presented.

Accounting Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“US. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Estimates made in preparing the accompanying consolidated financial statements include, but are not limited to, business combinations, reserves for obsolete inventory, accrued warranty costs, useful lives of fixed and intangible assets, asset impairment analyses, insurance reserves, legal reserves, repurchase reserves, share-based compensation and deferred tax valuation allowances. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the demand for our products and our supply chain. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impacts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur within one year.

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2020, 2019 and 2018 include the 52-weeks ended March 28, 2020, March 30, 2019, and March 31, 2018, respectively.

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs at a point in time through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.  Sales revenue is reported net of applicable sales tax. See Note 10, Revenue Recognition, for additional information.

Cost of Sales: Cost of sales includes manufacturing costs such as: (i) materials; (ii) compensation and employee benefits for direct and indirect labor; (iii) fixed and variable manufacturing overhead costs; (iv) warranty costs; (v) inbound delivery costs; and (vi) depreciation of buildings and equipment. Manufacturing overhead costs include costs such as: (i) utilities; (ii) workers’ compensation and product liability self-insurance; (iii) real and personal property taxes on buildings and equipment; (iv) manufacturing supplies; (v) repairs and maintenance; and (vi) rents and leases for buildings and equipment. Cost of sales also includes certain post-manufacturing costs, to the extent such costs are the Company’s responsibility. Post-manufacturing costs may include delivery and setup, foundations, craning, roofing, exterior cladding, interior finishing, utility connections and other miscellaneous site costs. Generally, subcontractors are engaged to perform post-manufacturing activities.

Selling, General, and Administrative Expenses: Selling, general, and administrative expenses (“SG&A”) include costs such as (i) salaries, wages, incentives and employee benefits for executive, management, sales, engineering, accounting, information technology (“IT”) and administrative employees; (ii) sales commissions; (iii) marketing and advertising costs; (iv) legal and professional fees; (v) depreciation, rents and leases for administrative facilities, office equipment, IT equipment and computer software; and (vi) postage, office supplies, travel and telephone expenses.

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $2.3 million, $1.5 million, and $1.0 million for fiscal 2020, 2019, and 2018, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Foreign Currency: The Company had intercompany loans between its U.S. and foreign subsidiaries for financing purposes. The foreign exchange impact on these transactions was reported in the consolidated statements of operations under foreign currency transaction gains and losses.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The allowance for doubtful accounts represents the Company's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. At March 28, 2020 and March 30, 2019, the Company had an allowance for doubtful accounts of $0.4 million and $0.6 million, respectively.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost determined under the first-in, first-out method. Capitalized manufacturing costs include the cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes built by the Company are valued at manufacturing cost, including materials, labor and manufacturing overhead, or net purchase price if acquired from unaffiliated third parties.

Property, Plant, and Equipment: Property, plant, and equipment are stated at acquisition date cost. Depreciation is provided principally on the straight-line method, generally over the following estimated useful lives: land improvements—3 to 10 years; buildings and improvements—8 to 25 years; and vehicles and machinery and equipment—3 to 8 years. Depreciation expense was $13.1 million, $11.3 million, and $7.8 million for fiscal 2020, 2019, and 2018, respectively.

At March 28, 2020, the Company owned five idle manufacturing facilities and two idle retail sales centers with a net book value of $8.5 million. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. An impairment loss of $0.6 million was recorded in selling, general, and administrative expenses in fiscal 2020 related to a decrease in the estimated fair value of the Company’s idle manufacturing facilities. No impairment losses were recorded in fiscal 2019 or 2018.

Assets held for sale: Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in other current assets in the consolidated balance sheets. In connection with the Exchange, the Company acquired an office building which was classified as an asset held for sale as of March 30, 2019, valued at $2.1 million. In the first quarter of fiscal 2020, a loss of $1.0 million was recorded in selling, general, and administrative expenses to recognize a decrease in the fair value of the building, which was sold for $1.1 million in the third quarter of fiscal 2020.

Goodwill: The Company tests goodwill for impairment in accordance with ASC 350. Goodwill is not amortized but is tested for impairment on at least an annual basis. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. In conducting its annual impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit, the Company then compares the fair value of the reporting unit to the related net book value. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

In fiscal 2020, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of March and an additional assessment was performed the last day of the fiscal year due to a drop in the share price and in response to the changes in business operating conditions from the COVID-19 pandemic. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

Business combinations: The Company accounts for its business combinations in accordance with the accounting guidance in ASC 805. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 2, Business Combination and Acquisition, for additional information.

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

Warranty Obligations: The Company’s manufactured housing operations generally provides the homebuyer with an assurance warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing segment as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty and the historical average costs incurred to service a home.

Dealer Volume Rebates: The Company’s manufacturing segment sponsors volume rebate programs under which sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Repurchase Agreements: The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. The Company accounts for the guarantee under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the guarantee.

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At March 28, 2020 and March 30, 2019, the Company had gross reserves for estimated losses under its workers’ compensation programs of $20.5 million and $20.4 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $9.3 million and $8.2 million at March 28, 2020 and March 30, 2019.

Equity-Based Compensation: Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are recognized in the period in which they occur.

Comprehensive Income and Loss: Components of comprehensive income and loss are changes in equity other than those resulting from investments by owners and distributions to owners. The aggregate amount of such changes to equity that have not yet been recognized in net income or loss are reported in the equity section of the accompanying consolidated balance sheets as accumulated other comprehensive income or loss, net of tax.

Income Taxes: The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.

Recently Adopted Accounting Pronouncements: In May 2014, FASB issued an amendment on revenue recognition. The amendment created Topic 606, Revenue from Contracts with Customers, (“ASC 606”) and supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendment supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. Under ASC 606 an entity recognizes revenue in a manner that reflects the transfer of promised goods or services to customers in an amount which the entity expects to be entitled in exchange for those goods or services. On April 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of March 31, 2018. As a result, financial information for reporting periods beginning after March 31, 2018, are presented in accordance with ASC 606 while prior reporting periods were not adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. There was no material impact to revenues as a result of applying ASC 606 for the fiscal year ended March 30, 2019 and the post-adoption effects to the Company’s business processes, systems or internal controls were not significant.

On April 1, 2018, the Company adopted ASU 2016-18, Restricted Cash. The standard requires that changes in restricted cash be reflected with changes in cash and cash equivalents on the statement of cash flows and that a reconciliation between cash and cash equivalents presented on the balance sheet and cash, cash equivalents, and restricted cash presented on the statement of cash flows be provided. The provisions of the standard were applied retrospectively, and the effects of adoption were not significant.

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous requirements. This ASC 842 is effective for fiscal years beginning after December 31, 2018 and modified retrospective application is permitted.

The Company adopted ASC 842 as of March 31, 2019, the first day of fiscal 2020 using the modified retrospective approach and without restating comparative periods. The Company has elected to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company did not elect the practical expedient which permits the use of hindsight when determining the lease term and assessing right-of-use assets for impairment. As permitted by the standard, the Company elected to: (i) recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and will not recognize any right of use assets or lease liabilities for those leases, and (ii) not separate lease and non-lease components.

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

Recently Issued Accounting Pronouncements Pending Adoption: In January 2017, FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairments and allows a goodwill impairment charge to be based on the amount of a reporting unit’s carrying value in excess of its fair value. This eliminates the requirement to calculate the implied fair value of goodwill or what is known as “Step 2” under the current guidance. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The amendments in this update require measurement of impairment of all financial instruments including accounts receivable, long-term notes receivable, and financial guarantees based on current conditions and forward-looking information, rather than historical experience. The new methodology may result in earlier recognition of credit losses compared to the current standard. The ASU is effective for fiscal years beginning after December 15, 2019. The Company does not expect that the adoption of the standard will have a material impact on the Company's consolidated financial statements.

There were no other accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2.	Business Combination

Skyline Corporation Transaction

The Exchange between Champion Holdings and Skyline was completed on June 1, 2018 and was accounted for as a reverse acquisition under the acquisition method of accounting as provided by ASC 805. The assets acquired and liabilities assumed as a result of the Exchange were recorded at their respective fair values and added to the carrying value of Champion Holdings’ existing assets and liabilities. The Company incurred Exchange transaction-related costs of approximately $6.9 million and $7.2 million for fiscal 2019 and 2018, respectively, which were recorded as incurred and have been classified as other expense in the consolidated statements of operations. No Exchange transaction-related expenses were recorded in fiscal 2020. Additionally, the Company incurred approximately $6.0 million in stock compensation expense related to former Skyline employees during fiscal 2019, which is recorded in SG&A in the consolidated statements of operations.

The purchase price of the acquisition was determined with reference to the value of equity (common stock) of the Company based on the closing price on June 1, 2018 of $33.39 per share. The purchase price has been allocated to the assets acquired and liabilities assumed using their estimated fair values at June 1, 2018, the closing of the Exchange. The purchase price and the allocation have been used to prepare the accompanying consolidated financial statements.

The final allocation of the purchase price was as follows:

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

Cash, trade accounts receivable, other assets, accounts payable, and accrued liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets consist primarily of amounts recognized for the fair value of customer relationships and trade names and were based on an independent appraisal. Customer-based assets include the Company’s established relationships with its customers and the ability of those customers to generate future economic profits for the Company. The Company estimates that these intangible assets have a weighted average useful life of ten years from the acquisition date. Fair value estimates of plant, property, and equipment were based on independent appraisals and broker opinions of value, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market and cost approaches, as appropriate. Level 3 fair value estimates of $40.2 million related to property, plant, and equipment and $52.1 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of March 28, 2020. The Company determined $2.1 million of property acquired met the definition of held for sale and is classified in other current assets in the accompanying consolidated balance sheets at March 30, 2019. In the first quarter of fiscal 2020, a loss of $1.0 million was recorded related to this held-for-sale property based on market information. The property was sold in the third quarter of fiscal 2020 for $1.1 million. For further information on acquired assets measured at fair value, see Note 7, Goodwill and Intangible Assets.

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

3.	Cash, Cash Equivalents, and Restricted Cash

A reconciliation of cash, cash equivalents, and restricted cash was as follows:

(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018

Balance sheet - cash and cash equivalents	$209,455	$126,634	$113,731
Balance sheet - restricted cash	—	—	22,885
Statement of cash flows - cash, cash equivalents, and restricted cash	$209,455	$126,634	$136,616

4.	Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	March 28, 2020	March 30, 2019

Raw materials	$55,408	$48,531
Work in process	17,773	13,973
Finished goods and other	53,205	60,134
Total inventories, net	$126,386	$122,638

At March 28, 2020 and March 30, 2019, reserves for obsolete inventory were $4.2 million and $4.1 million, respectively.

5.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 was $13.1 million, $11.3 million, and $7.8 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	March 28, 2020	March 30, 2019

Land and improvements	$35,332	$34,264
Buildings and improvements	87,222	83,973
Machinery and equipment	51,239	42,476
Construction in progress	1,810	3,619
Property, plant, and equipment, at cost	175,603	164,332
Less accumulated depreciation	(66,312)	(55,745)
Property, plant, and equipment, net	$109,291	$108,587

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 28, 2020 and March 30, 2019, the Company had goodwill of $173.5 million and $173.4 million, respectively. The change in the goodwill balance during the period was a result of the finalization of the purchase price allocation related to the Exchange. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	March 28, 2020			March 30, 2019
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total

Gross carrying amount	$48,370	$13,068	$61,438	$48,782	$13,173	$61,955
Accumulated amortization	(13,118)	(4,963)	(18,081)	(9,052)	(3,967)	(13,019)
Amortizable intangibles, net	$35,252	$8,105	$43,357	$39,730	$9,206	$48,936
Weighted average remaining amortization period, in years	7.3	6.2	7.1	8.2	7.1	8.0

The Company recognized customer relationships of $43.1 million and trade names of $9.0 million related to the Exchange. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as: (i) net working capital; (ii) property, plant, and equipment; (iii) trade names; and (iv) workforce, with the economic life and the discount rate as determined at the time of the final valuation. The fair value of the trade names intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions of the expected life of the intangible asset, the royalty rate, and the discount rate that reflects the level of risk associated with the future cash flows, as determined at the time of the final valuation.

Amortization of intangible assets for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 was $5.4 million, $4.8 million, and $0.5 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2021	$5,443
Fiscal 2022	5,443
Fiscal 2023	5,326
Fiscal 2024	5,278
Fiscal 2025	5,278

7.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	March 28, 2020	March 30, 2019

Customer deposits	$22,679	$27,873
Accrued volume rebates	17,469	21,020
Accrued warranty obligations	19,179	17,886
Accrued compensation and payroll taxes	27,776	32,075
Accrued insurance	11,182	16,245
Other	15,745	14,462
Total other current liabilities	$114,030	$129,561

8.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019

Balance at the beginning of the period	$23,346	$15,430
Warranty assumed in the Exchange	—	6,259
Warranty expense	39,434	37,298
Cash warranty payments	(37,811)	(35,641)
Balance at end of period	24,969	23,346
Less noncurrent portion in other long-term liabilities	(5,790)	(5,460)
Total current portion	$19,179	$17,886

9.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	March 28, 2020	March 30, 2019

Revolving credit facility maturing in 2023	$64,900	$41,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	77,330	54,330
Less current portion	—	—
Total long-term debt	$77,330	$54,330

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45 million. Initial borrowings under the Credit Agreement were used to repay the Company’s $46.9 million term loans and replace the Company’s existing cash collateralized stand-alone letter of credit facility. During fiscal 2020, the Company elected to repay $15.0 million of the outstanding balance on the revolving credit facility during the first nine months and borrowed $38.0 million on the revolving credit facility in March 2020.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement adjusts based on the first lien net leverage of the Company. From June 5, 2018 through December 31, 2018, the annual interest rate was the selected London Interbank Offered Rate (“LIBOR”) plus 1.75%. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At March 28, 2020 the interest rate on borrowings under the Credit Agreement was 2.4%. At March 28, 2020, letters of credit issued under the Credit Agreement totaled $28.7 million. Total available borrowings under the Credit Agreement as of March 28, 2020 were $6.4 million.

Also, prior to entering into the Credit Agreement, the Company provided letters of credit issued by a commercial bank under a separate stand-alone facility collateralized with restricted cash of 101% of the issued letters of credit. Subsequent to entering into the Credit Agreement, the Company is no longer required to back letters of credit with restricted cash.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at March 28, 2020, including related costs and fees, was 6.31%. At March 30, 2019, the weighted-average interest rate, including related costs and fees, was 3.62%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of March 28, 2020.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At March 28, 2020 and March 30, 2019, the Company had outstanding borrowings on floor plan financing agreements of $33.9 million and $33.3 million, respectively. The financing arrangements allow for borrowings up to $48.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.
10.	Revenue Recognition

The Company’s revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of products. The Company enters into contracts with its customers to provide manufactured homes, modular homes, park model RVs, ADUs, commercial structures and transportation services. Generally, the Company’s contracts may be terminated by the Company’s customers at any time. Historically, terminations of these contracts have been minimal. The Company receives signed sales quotes from its customers, which provide the terms for a specific home, including price. The Company also has agreements with certain customers that provide for certain variable considerations such as volume discounts that are deducted from the contract price and accrued at the time of sale. In certain situations, the Company may receive payment in advance of completion of its contractual obligations. In these situations, the arising contract liability is classified within customer deposits and receipts in excess of revenues. Following the receipt of the customer deposit, the Company typically completes its performance obligation within a twelve-month period.

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

For retail sales to consumers from Company-owned retail sales centers, revenue is recognized when the home has been delivered, set up and accepted by the consumer, and title has transferred.

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At March 28, 2020 and March 30, 2019, uncollected billings related to long-term construction contracts totaled $1.0 million and $0.9 million, respectively. There was no unbilled revenue for long-term contracts at March 28, 2020 or March 30, 2019.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year Ended March 28, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,218,293	$84,196	$—	$1,302,489
Commercial	8,100	—	—	8,100
Transportation	—	—	59,141	59,141
Total	$1,226,393	$84,196	$59,141	$1,369,730

	Year Ended March 30, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,166,245	$98,567	$—	$1,264,812
Commercial	11,442	—	—	11,442
Transportation	—	—	83,789	83,789
Total	$1,177,687	$98,567	$83,789	$1,360,043

	Year Ended March 31, 2018
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$841,354	$96,603	$—	$937,957
Commercial	19,134	—	—	19,134
Transportation	—	—	107,631	107,631
Total	$860,488	$96,603	$107,631	$1,064,722

11. Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in the accompanying condensed consolidated statement of operations is shown below:

(Dollars in thousands)	March 28, 2020
Operating lease expense	$5,884
Short-term lease expense	1,378
Total lease expense	$7,262

Net rent expense was $6.6 million and $5.8 million during fiscal 2019 and 2018, respectively.

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below:

(Dollars in thousands)	March 28, 2020
Right-of-use assets under operating leases:
Other long-term assets	$14,808
Lease obligations under operating leases:
Other current liabilities	4,789
Other long-term liabilities	10,019
Total lease obligation	$14,808

Maturities of lease obligations as of March 28, 2020 are shown below:

(Dollars in thousands)	March 28, 2020
Fiscal 2021	$5,411
Fiscal 2022	4,431
Fiscal 2023	3,360
Fiscal 2024	1,414
Fiscal 2025	784
Thereafter	1,771
Total undiscounted cash flows	17,171
Less: imputed interest	(2,363)
Lease obligations under operating leases	$14,808

The weighted average lease term and discount rate for operating leases are shown below:

March 28, 2020
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	5.5

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

Cash flow information related to operating leases is shown below:

(Dollars in thousands)	Year Ended March 28, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$6,177
Operating cash flows:
Cash paid related to operating lease obligations	$5,811

12.	Income Taxes

Pretax income (loss) for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018

Domestic	$76,224	$(50,891)	$32,470
Foreign	8,830	9,588	10,646
Income (loss) before income taxes	$85,054	$(41,303)	$43,116

The income tax provision by jurisdiction for the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018 was as follows:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018

Current:
U.S. federal	$9,360	$9,353	$10,033
Foreign	1,938	1,452	2,269
State	3,800	3,053	2,100
Total current	$15,098	$13,858	$14,402
Deferred
U.S. federal	$5,660	$1,854	$9,694
Foreign	5,214	987	3,640
State	922	206	(420)
Total deferred	$11,796	$3,047	$12,914
Total income tax expense	$26,894	$16,905	$27,316

Income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Tax expense (benefit) at U.S federal statutory rate	$17,861	$(8,674)	$13,599
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$4,491	$2,412	$1,083
Change in deferred tax valuation allowance	3,652	(986)	(8,632)
Non-deductible compensation due to Section 162(m)	1,007	2,760	—
Other permanent difference	844	531	617
Deferred tax rate changes	538	928	9,115
Foreign tax rate differences	502	579	(413)
Global intangible low-taxed income ("GILTI")	339	524	—
Recognition of foreign investment basis difference	25	247	12,199
Non-deductible equity-based compensation	—	17,545	203
Domestic production activities deduction	—	—	(970)
Transaction costs related to the Exchange	—	2,051	—
Uncertain tax positions	(643)	(590)	23
U.S. tax credits	(1,005)	(445)	(75)
Other	(717)	23	567
Total income tax expense	$26,894	$16,905	$27,316

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

The U.S. income tax rate for fiscal 2020 and fiscal 2019 is 21%. The U.S. income tax rate for fiscal 2018 was a blended rate of 31.5%. This rate was calculated under the guidance of Internal Revenue Service Notice 2018-38 by prorating the total annual taxable income by the amount of days in the fiscal year that the enacted 35% rate was applicable (April 2, 2017 to December 31, 2017) and the amount of days in the fiscal year that the enacted 21% rate was applicable (January 1, 2018 to March 31, 2018).

Deferred tax assets and liabilities at March 28, 2020 and March 30, 2019 consisted of the following:

(Dollars in thousands)	March 28, 2020	March 30, 2019
ASSETS
Intangible assets	$9,665	$11,110
U.S. federal net operating loss carryforwards	9,368	14,213
Warranty reserves	6,175	5,792
Employee compensation	5,665	6,326
Foreign net operating loss carryforwards	5,400	499
Self-insurance reserves	3,806	4,491
Lease assets	3,684	—
State net operating loss carryforwards	2,793	4,239
Outside basis difference in domestic partnership investment	2,229	2,133
U.S. tax credit carryforwards	2,030	2,131
Inventory reserves and impairments	1,656	1,660
Dealer volume discounts	1,216	1,409
Equity-based compensation	1,156	929
Capitalized transaction costs	456	534
Foreign capital loss carryforwards	168	186
Foreign currency translation adjustments	67	9
Foreign tax basis difference in investments	—	4,601
Other	1,130	648
Gross deferred tax assets	$56,664	$60,910
LIABILITIES
Intangible assets	$10,711	$11,997
Property, plant, and equipment	8,411	7,265
Lease liabilities	3,684	—
Foreign tax basis difference in investments	3,264	3,422
Other	837	297
Gross deferred tax liabilities	$26,907	$22,981
Valuation allowance	(11,209)	(7,293)
Net deferred tax assets	$18,548	$30,636

Due to the ability to repatriate earnings from the foreign subsidiaries tax-free because of the Tax Act, the Company anticipates periodically repatriating the earnings of its Netherlands and Canadian subsidiaries. Prior to the enactment of the Tax Act, the Company’s policy was that all undistributed earnings of its foreign subsidiaries were permanently reinvested except for its former U.K. subsidiaries. A deferred tax liability is recognized for income tax withholding which may be incurred upon the reversal of basis differences in investments in its foreign subsidiaries.

The Company periodically evaluates the realizability of its deferred tax assets based on whether it is “more likely than not” that some portion of the deferred tax assets will not be realized. Our evaluation considers available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Due to the Exchange on June 1, 2018, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards that were generated by the pre-Exchange Skyline entities. At March 28, 2020, the Company has provided a $1.4 million valuation allowance for certain state NOL carryforwards. At March 28, 2020, the Company established a valuation allowance of $4.2 million for certain Canadian deferred tax assets. The Company maintains a valuation allowance with respect to its deferred tax assets in the Netherlands for fiscal 2020, 2019, and 2018. The fiscal 2020 value of the deferred tax assets and related valuation allowance in the Netherlands was adjusted to reflect the Netherlands statutory tax rate decrease from 25.0% to 21.7% expected in 2021.

As of March 28, 2020, the Company has U.S. federal NOL carryforwards of $44.6 million, which expire in 2032 through 2035. The Company also has state NOL carryforwards in various jurisdictions which expire primarily in 2020 through 2040.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. The Company’s total unrecognized tax benefits were $0.6 million at March 30, 2019. There were no unrecognized tax benefits at March 28, 2020. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense. Accrued interest and penalties as of March 28, 2020 and March 30, 2019, were not significant. The following table provides the changes in unrecognized tax benefits at March 28, 2020 and March 30, 2019:

(Dollars in thousands)	March 28, 2020	March 30, 2019

Unrecognized tax benefits, beginning of period	$643	$1,246
Increase related to tax positions taken during a prior period	—	44
Reductions as a result of a lapse of the applicable statute of limitations	(643)	(647)
Unrecognized tax benefits, end of period	$—	$643

The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2016. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2018 through fiscal 2020, and U.S. state tax examinations by tax authorities for fiscal 2017 through fiscal 2020. In October 2018, the Company received a notice of examination from the Internal Revenue Service for the Company’s federal income tax return for the fiscal year ended April 1, 2017. This examination was closed in February 2020 with no audit adjustments.

13.	Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $8.3 million, $102.0 million, and $0.6 million was recognized in fiscal 2020, 2019, and 2018, respectively. Included in equity-based compensation in fiscal 2019 is $6.0 million of expense related to former Skyline employees that vested in conjunction with the Exchange. Equity-based compensation expense was included in SG&A expenses in the accompanying consolidated statements of operations. The total associated income tax benefit recognized was $1.3 million and $0.2 million in fiscal 2020 and 2019, respectively. There was no tax benefit recognized in fiscal 2018. Total unrecognized equity-based compensation for all share-based payment plans was $9.4 million at March 28, 2020, of which $5.0 million will be recognized in fiscal 2021, $2.8 million in fiscal 2022 and $1.6 million thereafter, or a weighted-average period of 1.16 years.

Time-Vesting and Performance-Vesting Restricted Share Awards

Champion Holdings granted awards to its officers, management employees, and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The exchange was accounted for as a modification. The time-vesting restricted shares contained service conditions in which vesting would occur 20% per year over a five-year period, unless certain performance conditions were achieved in which vesting would occur immediately upon a change of control or upon an occurrence of a follow-on public offering as defined in the SRAs. During fiscal 2019, a significant portion of the outstanding restricted shares vested in conjunction with certain follow-on public offerings.  The incremental fair value of the modification of the awards was $95.1 million and was recognized in fiscal 2019 as all vesting conditions were met during the period. The value of the awards that vested during fiscal 2020 was $4.2 million. A summary of the activity associated with these awards is as follows:

(Amounts in thousands)	Management Incentive Plan Award Units	Time Based Restricted Share Awards	Performance Based Restricted Share Awards

Outstanding at April 1, 2017	12,504	—	—
Granted	351	—	—
Forfeited	(200)	—	—
Outstanding at March 31, 2018	12,655	—	—
Granted	1,000	—	—
Forfeited	—	—	—
Exchange of MIP awards for restricted share awards	(13,655)	290	3,686
Vested	—	—	(3,686)
Outstanding at March 30, 2019	—	290	—
Granted	—	—	—
Forfeited	—	—	—
Vested	—	(145)	—
Outstanding at March 28, 2020	—	145	—

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

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	—
Granted	146	$15.00
Exercised	—
Outstanding at March 30, 2019	146	$15.00
Granted	266	$32.11
Exercised	(8)	$15.00
Forfeitures	(1)	$15.00
Outstanding at March 28, 2020	403	$26.29	9.4	$58

Vested and expected to vest at March 28, 2020	403	$26.29	9.4	$58
Exercisable at March 28, 2020	41	$15.00	8.8	$17

The assumptions used in the Black-Scholes option-pricing model along with the weighted average grant date fair value for awards granted in the periods presented are as follows:

Option Award Assumptions	Fiscal 2020	Fiscal 2019
Weighted-average assumptions used:
Expected volatility	30.0%	25.8%
Dividend yield	—	—
Risk-free interest rate	1.7%	2.4%
Expected term, in years	5.88	5.75
Weighted average grant date fair value per share	$10.33	$3.93

Performance Share Units

In fiscal 2020 and 2019, the Company issued performance share units that contain market vesting conditions and service conditions. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. In general, 0% to 150% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the market condition as specified in the performance share unit agreement. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Outstanding at March 31, 2018	—
Granted	146	$3.62
Vested	—	$-
Outstanding at March 30, 2019	146	$3.62
Granted	86	$29.05
Vested	—	$-
Forfeitures	(2)	$3.62
Outstanding at March 28, 2020	230	$13.85

The assumptions used in the Monte-Carlo simulation for performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2020	Fiscal 2019
Weighted-average assumptions used:
Expected volatility	30.0%	29.5%
Dividend yield	—	—
Risk-free interest rate	1.6%	2.4%
Expected term, in years	2.84	2.49
Weighted average grant date fair value per share	$29.05	$3.62

Restricted Stock Units and Restricted Share Awards

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock vesting was approximately $2.1 million during fiscal 2020 and $8.5 million during fiscal 2019. The weighted average grant date fair value for restricted stock units granted in fiscal 2020 was $31.34 and in fiscal 2019 was $14.24. The weighted average grant date fair value for restricted share awards granted in fiscal 2019 was $29.77.

(Units and shares in thousands)	Restricted Stock Units	Restricted Share Awards
Outstanding at March 31, 2018	—
Granted	158	349
Vested	—	(349)
Outstanding at March 30, 2019	158	—
Granted	112	—
Vested	(75)	—
Forfeitures	(1)
Outstanding at March 28, 2020	194	—

14.	Earnings Per Share

Basic net income (loss) per share (“EPS”) attributable to the Company was computed by dividing net income (loss) attributable to the Company by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During fiscal years 2020, 2019, and 2018, the two-class method was more dilutive. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	March 28, 2020	March 30, 2019	March 31, 2018

Numerator:
Net income (loss)	$58,160	$(58,208)	$15,800
Undistributed earnings allocated to participating securities	(170)	—	(996)
Net income (loss) attributable to the Company's common shareholders	$57,990	$(58,208)	$14,804
Denominator:
Basic weighted average shares outstanding	56,516	53,491	44,491
Dilutive securities	246	—	—
Diluted weighted average shares outstanding	56,762	53,491	44,491
Basic net income (loss) per share:	$1.03	$(1.09)	$0.33
Diluted net income (loss) per share:	$1.02	$(1.09)	$0.33

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	March 28, 2020	March 30, 2019
Options	$53	$146
Restricted Share Units	60	158
Performance Share Units	133	146
Total dilutive securities	$246	$450

15.	Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $2.4 million and $0.6 million related to this plan during fiscal 2020 and 2019, respectively.  The Company made no matching contributions to this plan in fiscal 2018.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.6 million in each of fiscal 2020, 2019, and 2018.

16.	Transactions with Related Parties

Prior to the Exchange, the Company was party to a Management Advisory Services Agreement (“Services Agreement”) with Centerbridge Advisors, LLC (“Centerbridge”), MAK Management L.P.(“MAK”), and Sankaty Advisors, LLC (“Bain”), collectively, the “Managers”, affiliates of which collectively owned a majority of the units of the Company and the Company’s common stock (the “Principal Shareholders”), whereby the Principal Shareholders provided management, consulting, financial and other advisory services to the Company in exchange for an annual management fee totaling $1.5 million plus reimbursable expenses. Management fee expense during fiscal 2019, recognized prior to the Exchange, was $0.3 million. The Service Agreement was terminated in connection with the Exchange. Management fee expense was $1.5 million for fiscal 2018. Management fee expense is included in SG&A expenses in the accompanying consolidated statements of operations.

On June 1, 2018, the Company, the Principal Shareholders, Champion Holdings, and certain other parties entered into a registration rights agreement providing for, among other things, customary demand registration rights, shelf registration rights and “piggyback” registration rights in favor of the Principal Shareholders and Arthur J. Decio. The Company registered shares for its own account and registered for sale shares held by the Principal Shareholders and others. As the result of a sale of shares by the Principal Shareholders on September 25, 2018, the Principal Shareholders held less than 50% of the Company’s outstanding shares. Two of the Principal Shareholders, Bain and Centerbridge, have sold all of their shares in the Company. The Company did not sell any shares. MAK and Arthur J. Decio continue to hold registration rights in their favor, and their shares are registered for sale.

On June 1, 2018 the Company, the Principal Shareholders and Champion Holdings entered into an investor rights agreement (the “Investor Rights Agreement”). The Investor Rights Agreement provides for, among other things, certain information rights and certain agreements relating to the composition of the Board of Directors. As the result of Bain and Centerbridge selling their holdings in the Company, they no longer meet the ownership thresholds to participate in the Investor Rights Agreement. Additionally, the Company and Champion Holdings entered into a transition services agreement, pursuant to which the Company provided certain services to Champion Holdings, including accounting and financial reporting services, tax services, cash and capital management services, and services relating to Champion Holdings’ members and liquidation.

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

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	March 31, 2018

Net sales:
U.S. Factory-built Housing	$1,226,393	$1,177,687	$860,488
Canadian Factory-built Housing	84,196	98,567	96,603
Corporate/Other	59,141	83,789	107,631
Consolidated net sales	$1,369,730	$1,360,043	$1,064,722
Operating income:
U.S. Factory-built Housing EBITDA	$131,339	$111,857	$66,747
Canadian Factory-built Housing EBITDA	9,272	10,417	10,800
Corporate/Other EBITDA	(35,610)	(135,937)	(14,698)
Depreciation	(13,116)	(11,259)	(7,773)
Amortization	(5,430)	(4,820)	(487)
Consolidated operating income (loss)	$86,455	$(29,742)	$54,589
Depreciation:
U.S. Factory-built Housing	$11,015	$9,507	$6,360
Canadian Factory-built Housing	1,073	933	907
Corporate/Other	1,028	819	506
Consolidated depreciation	$13,116	$11,259	$7,773
Amortization of intangible assets:
U.S. Factory-built Housing	$5,430	$4,587	$241
Canadian Factory-built Housing	—	233	246
Corporate/Other	—	—	—
Consolidated amortization of intangible assets	$5,430	$4,820	$487
Capital expenditures:
U.S. Factory-built Housing	$11,753	$9,494	$7,348
Canadian Factory-built Housing	1,566	879	888
Corporate/Other	2,070	1,719	1,206
Consolidated capital expenditures	$15,389	$12,092	$9,442

(Dollars in thousands)	March 28, 2020	March 30, 2019

Total Assets:
U.S. Factory-built Housing (1)	$491,110	$488,878
Canadian Factory-built Housing (1)	56,760	59,260
Corporate/Other (1)	233,830	151,816
Consolidated total assets	$781,700	$699,954
(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

18.	Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $1.0 million at March 28, 2020 and March 30, 2019. Excluding the resale value of the homes, the contingent repurchase obligation as of December 28, 2019 was estimated to be approximately $152.7 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended March 28, 2020, March 30, 2019, and March 31, 2018.

At March 28, 2020, the Company was contingently obligated for approximately $28.7 million under letters of credit, primarily consisting of $12.7 million to support long-term debt, $15.7 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $23.7 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Concentrations

The components and products used in the factory-built housing operations are presently available from a variety of vendors, and the Company is not dependent upon any single supplier. Prices of certain materials, such as lumber, insulation, steel and drywall, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials, such as drywall and insulation, has sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. The Company generally has been able to pass higher material costs on to its customers in the form of surcharges and price increases. For fiscal 2020, 2019 and 2018, sales from the Company’s Canadian operations were approximately 6%, 7%, and 9%, respectively, of consolidated sales. The Company’s net assets in Canada totaled approximately $45.0 million and $41.6 million at March 28, 2020 and March 30, 2019, respectively.

The Company has approximately 6,600 employees. The Company’s manufacturing facilities in Canada employ approximately 700 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian plant) and each have separate expiration dates. One agreement expired in November 2019 and is still under renegotiation, two agreements are set to expire in June 2020, one agreement is set to expire in November 2021, and one agreement is set to expire in November 2022.

19.	Summary Quarterly Financial Data (Unaudited)

The following table presents summary unaudited quarterly financial data:

	Fiscal 2020				Fiscal 2019
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$371,888	$354,458	$342,239	$301,145	$322,261	$355,436	$354,671	$327,675
Gross profit	76,035	74,055	68,901	59,984	55,160	59,000	64,736	66,463
Net income (loss)	17,380	17,745	17,037	5,998	(853)	(77,025)	10,513	9,157
Per share data:
Basic income (loss) per share	0.31	0.31	0.30	0.11	(0.02)	(1.42)	0.19	0.16
Diluted income (loss) per share	0.31	0.31	0.30	0.11	(0.02)	(1.42)	0.19	0.16

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Fiscal Year Ended March 28, 2020:
Allowance for doubtful accounts	$0.6	$0.7	$(0.9)	-		$0.4
Valuation allowance for deferred taxes	7.3	4.5	(0.2)	(0.4)	(a)	11.2
Fiscal Year Ended March 30, 2019
Allowance for doubtful accounts	$0.2	$0.5	$(0.1)	-		$0.6
Valuation allowance for deferred taxes	6.4	0.3	(1.3)	1.9	(b)	7.3
Fiscal Year Ended March 31, 2018:
Allowance for doubtful accounts	$0.9	$0.1	$(0.8)	-		$0.2
Valuation allowance for deferred taxes	15.0	0.3	(8.9)			6.4

(a)Represents a decrease due to provision-to-return adjustments (b)Represents an increase in valuation allowance for deferred taxes related to a business combination.