Form 10-Q
period 2020-06-27
Skyline Champion Corp
filed 2020-07-30
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

or

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

Number of shares of common stock outstanding as of July 20, 2020: 56,666,202

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 27, 2020	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,507	$209,455
Trade accounts receivable, net	43,412	45,733
Inventories, net	115,815	126,386
Other current assets	16,101	17,239
Total current assets	411,835	398,813
Long-term assets:
Property, plant, and equipment, net	107,975	109,291
Goodwill	173,521	173,521
Amortizable intangible assets, net	41,993	43,357
Deferred tax assets	20,592	21,812
Other noncurrent assets	34,406	34,906
Total assets	$790,322	$781,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$29,386	$33,914
Accounts payable	32,340	38,703
Other current liabilities	115,885	114,030
Total current liabilities	177,611	186,647
Long-term liabilities:
Long-term debt	77,330	77,330
Deferred tax liabilities	3,498	3,264
Other	42,586	40,144
Total long-term liabilities	123,414	120,738

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,665 shares issued (including 145 shares subject to restriction) as of June 27, 2020 and March 28, 2020	1,570	1,570
Additional paid-in capital	487,781	485,552
Retained earnings (accumulated deficit)	11,610	(48)
Accumulated other comprehensive loss	(11,664)	(12,759)
Total stockholders’ equity	489,297	474,315
Total liabilities and stockholders’ equity	$790,322	$781,700

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net sales	$273,285	$371,888
Cost of sales	219,282	295,853
Gross profit	54,003	76,035
Selling, general, and administrative expenses	40,807	51,715
Operating income	13,196	24,320
Interest expense, net	942	309
Other income	(4,214)	—
Income before income taxes	16,468	24,011
Income tax expense	4,565	6,631
Net income	$11,903	$17,380
Net income per share:
Basic	$0.21	$0.31
Diluted	$0.21	$0.31

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net income	$11,903	$17,380
Other comprehensive income:
Foreign currency translation adjustments	1,095	899
Total comprehensive income	$12,998	$18,279

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities
Net income	$11,903	$17,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,921	3,110
Amortization of intangible assets	1,361	1,362
Amortization of deferred financing fees	127	131
Fair market value adjustment for asset classified as held for sale	—	986
Equity-based compensation	2,226	1,917
Deferred taxes	1,532	1,545
Loss (gain) on disposal of property, plant, and equipment	5	(12)
Foreign currency transaction gain	(122)	(72)
Change in assets and liabilities:
Accounts receivable	2,483	55
Inventories	10,956	9,786
Prepaids and other assets	(232)	(3,706)
Accounts payable	(6,396)	1,568
Accrued expenses and other liabilities	5,441	(7,270)
Net cash provided by operating activities	32,205	26,780
Cash flows from investing activities
Additions to property, plant, and equipment	(1,311)	(4,526)
Proceeds from disposal of property, plant, and equipment	12	12
Net cash used in investing activities	(1,299)	(4,514)
Cash flows from financing activities
Changes in floor plan financing, net	(4,527)	(653)
Payments on revolving debt facility	—	(5,000)
Stock option exercises	3	—
Net cash used in financing activities	(4,524)	(5,653)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	670	400
Net increase in cash, cash equivalents, and restricted cash	27,052	17,013
Cash, cash equivalents, and restricted cash at beginning of period	209,455	126,634
Cash, cash equivalents, and restricted cash at end of period	$236,507	$143,647

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three Months Ended June 27, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	11,903	—	11,903
Equity-based compensation	—	—	2,226	—	—	2,226
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Stock option exercises	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	—	1,095	1,095
Balance at June 27, 2020	56,665	$1,570	$487,781	$11,610	$(11,664)	$489,297

	Three Months Ended June 29, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	17,380	—	17,380
Equity-based compensation	—	—	1,917	—	—	1,917
Foreign currency translation adjustments	—	—	—	—	899	899
Balance at June 29, 2019	56,657	$1,569	$481,143	$(40,828)	$(9,716)	$432,168

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the United States (“U.S.”) and Canada. The Company’s operations consist of manufacturing, retail, and transportation activities. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada. These facilities primarily construct factory-built, timber-framed manufactured, and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles and other products throughout the U.S. and Canada.

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs have been announced which provide financial relief for affected businesses including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During the first quarter of fiscal 2021, the Company recognized CARES Act subsidies of $0.6 million. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through June 27, 2020, the Company has deferred $3.6 million of payroll taxes that will be paid beginning in December 2021. In Canada, the Company recognized $3.6 million of payroll subsidies under CEWS during the first quarter of fiscal 2021. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. As of June 27, 2020, the Company had received $1.7 million of the CEWS subsidies.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 21, 2020 (the “Fiscal 2020 Annual Report”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes thereto. Actual results could differ from those estimates. The condensed consolidated income statements, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows for the interim periods are not necessarily indicative of the results of operations or cash flows for the full year.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2021,” will end on April 3, 2021. References to “fiscal 2020” refer to the Company’s fiscal year ended March 28, 2020. The three months ended June 27, 2020 and June 29, 2019 each included 13 weeks.

Recently Adopted Accounting Pronouncements: On March 29, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.2 million in the allowance for credit loss and a corresponding decrease in retained earnings as of March 29, 2020. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. As of June 27, 2020 and March 28, 2020, accounts receivable are reflected net of reserves of $0.3 million and $0.4 million, respectively. As of June 27, 2020 and March 28, 2020, other notes receivable are reflected net of reserves of $0.9 million and $0.5 million, respectively. Changes in expected credit losses were not significant in the first three months of fiscal 2021.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” which addresses concerns over the cost and complexity of the two-step impairment testing model, and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted the provisions of ASU 2017-04 effective March 29, 2020, and the adoption did not have an impact on the Company's consolidated financial statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

There were no other accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.
2.	Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Raw materials	$52,682	$55,408
Work in process	15,914	17,773
Finished goods and other	47,219	53,205
Total inventories, net	$115,815	$126,386

At June 27, 2020 and March 28, 2020, reserves for obsolete inventory were $4.3 million and $4.2 million, respectively.

3.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended June 27, 2020 and June 29, 2019 was $2.9 million and $3.1 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Land and improvements	$35,525	$35,332
Buildings and improvements	88,079	87,222
Machinery and equipment	52,567	51,239
Construction in progress	1,181	1,810
Property, plant, and equipment, at cost	177,352	175,603
Less: accumulated depreciation	(69,377)	(66,312)
Property, plant, and equipment, net	$107,975	$109,291

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 27, 2020 and March 28, 2020, the Company had goodwill of $173.5 million.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	June 27, 2020			March 28, 2020
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,509	$13,125	$61,634	$48,370	$13,068	$61,438
Accumulated amortization	(14,342)	(5,299)	(19,641)	(13,118)	(4,963)	$(18,081)
Amortizable intangibles, net	$34,167	$7,826	$41,993	$35,252	$8,105	$43,357

During both the three months ended June 27, 2020 and June 29, 2019, amortization of intangible assets was $1.4 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

5.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Customer deposits	$26,564	$22,679
Accrued volume rebates	14,376	17,469
Accrued warranty obligations	18,905	19,179
Accrued compensation and payroll taxes	21,091	27,776
Accrued insurance	13,434	11,182
Other	21,515	15,745
Total other current liabilities	$115,885	$114,030

6.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019
Balance at the beginning of the period	$24,969	$23,346
Warranty expense	6,359	9,596
Cash warranty payments	(6,633)	(8,952)
Balance at end of period	24,695	23,990
Less: noncurrent portion in other long-term liabilities	(5,790)	(4,960)
Total current portion	$18,905	$19,030

7.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Revolving credit facility maturing in 2023	$64,900	$64,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	77,330	77,330
Less: current portion	—	—
Total long-term debt	$77,330	$77,330

The Company has an agreement with a syndicate of banks that provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million (“Credit Agreement”). The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate on borrowings under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At June 27, 2020 the interest rate on borrowings under the Credit Agreement was 1.75%. At June 27, 2020, letters of credit issued under the Credit Agreement totaled $28.7 million. Total available borrowings under the Credit Agreement as of June 27, 2020 were $6.4 million. On July 15, 2020, additional letters of credit were issued for $5.3 million. Total available borrowings under the Credit Agreement as of the date the financial statements were issued was $1.1 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at June 27, 2020, including related costs and fees, was 2.24%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of June 27, 2020.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At June 27, 2020 and March 28, 2020, the Company had outstanding borrowings on floor plan financing agreements of $29.4 million and $33.9 million, respectively. Total credit line capacity provided under the agreements was $48.0 million as of June 27, 2020. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

8.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended June 27, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$248,859	$15,195	$—	$264,054
Commercial	—	—	—	—
Transportation	—	—	9,231	9,231
Total	$248,859	$15,195	$9,231	$273,285

	Three Months Ended June 29, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$331,605	$23,700	$—	$355,305
Commercial	—	—	—	—
Transportation	—	—	16,583	16,583
Total	$331,605	$23,700	$16,583	$371,888

9.	Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in the accompanying condensed consolidated income statements is shown below:

(Dollars in thousands)	Three Months Ended June 27, 2020	Three Months Ended June 29, 2019
Operating lease expense	$1,383	$1,405
Short-term lease expense	456	373
Total lease expense	$1,839	$1,778

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are below:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Right-of-use assets under operating leases:
Other long-term assets	$13,440	$14,808
Lease obligations under operating leases:
Other current liabilities	$4,502	$4,789
Other long-term liabilities	8,938	10,019
Total lease obligation	$13,440	$14,808

Maturities of lease obligations as of June 27, 2020, are shown below:

(Dollars in thousands)	June 27, 2020
Fiscal 2021 (1)	$4,081
Fiscal 2022	4,714
Fiscal 2023	3,655
Fiscal 2024	1,547
Fiscal 2025	777
Thereafter	1,712
Total undiscounted cash flows	16,486
Less: imputed interest	(3,046)
Lease obligations under operating leases	$13,440
(1)	For remaining period in fiscal year.

The weighted-average lease term and discount rate for operating leases are shown below:

June 27, 2020
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	5.5

The discount rate used to measure a lease obligation should be the rate implicit in the lease; however, the Company’s operating leases generally do not provide an implicit rate. Accordingly, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is an entity-specific rate, which represents the rate of interest a lessee would pay to borrow on a collateralized basis over a similar term with similar payments.

Cash flow information related to operating leases is shown below:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$854
Operating cash flows:
Cash paid related to operating lease obligations	$1,410	$1,534

10.	Income Taxes

For the three months ended June 27, 2020 and June 29, 2019, the Company recorded $4.6 million and $6.6 million of income tax expense and had an effective tax rate of 27.7% and 27.6%, respectively.

The Company’s effective tax rate for both of the three months ended June 27, 2020 and June 29, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions.

At June 27, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

11.	Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

During the three months ended June 27, 2020 and the three months ended June 29, 2019, the two-class method was more dilutive. Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the three months ended June 27, 2020 totaled 0.4 million. There were no antidilutive securities in the three months ended June 29, 2019.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
(Dollars and shares in thousands, except per share data)	June 27, 2020	June 29, 2019
Numerator:
Net income	$11,903	$17,380
Undistributed earnings allocated to participating securities	(30)	(89)
Net income attributable to the Company's common shareholders	$11,873	$17,291
Denominator:
Basic weighted-average shares outstanding	56,532	56,368
Dilutive securities	229	267
Diluted weighted-average shares outstanding	56,761	56,635

Basic net income per share	$0.21	$0.31
Diluted net income per share	$0.21	$0.31

12.	Segment Information

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segments primarily based on net sales, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and operating assets.

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes manufacturing and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, corporate costs directly incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. Total assets for Corporate/Other primarily includes cash and certain deferred tax items not specifically allocated to another segment.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019

Net sales:
U.S. Factory-built Housing	$248,859	$331,605
Canadian Factory-built Housing	15,195	23,700
Corporate/Other	9,231	16,583
Consolidated net sales	$273,285	$371,888
Operating income:
U.S. Factory-built Housing EBITDA	$23,793	$36,145
Canadian Factory-built Housing EBITDA	1,292	3,055
Corporate/Other EBITDA	(7,607)	(10,408)
Depreciation	(2,921)	(3,110)
Amortization	(1,361)	(1,362)
Consolidated operating income	$13,196	$24,320
Depreciation:
U.S. Factory-built Housing	$2,398	$2,638
Canadian Factory-built Housing	115	242
Corporate/Other	408	230
Consolidated depreciation	$2,921	$3,110
Amortization of intangible assets:
U.S. Factory-built Housing	$1,361	$1,362
Canadian Factory-built Housing	—	—
Corporate/Other	—	—
Consolidated amortization of intangible assets	$1,361	$1,362
Capital expenditures:
U.S. Factory-built Housing	$885	$3,358
Canadian Factory-built Housing	157	111
Corporate/Other	269	1,057
Consolidated capital expenditures	$1,311	$4,526

(Dollars in thousands)	June 27, 2020	March 28, 2020
Total Assets:
U.S. Factory-built Housing (1)	$476,497	$491,110
Canadian Factory-built Housing (1)	61,228	56,760
Corporate/Other (1)	252,597	233,830
Consolidated total assets	$790,322	$781,700

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements, historical loss experience, as well as current economic

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

conditions and forecasts that affect the potential loss exposure, a loss reserve of $1.0 million was recorded as of June 27, 2020 and March 28, 2020. Excluding the resale value of the homes, the contingent repurchase obligation as of June 27, 2020 was estimated to be $145.2 million. Losses incurred on homes repurchased were not significant during each of the three months ended June 27, 2020 and June 29, 2019.

At June 27, 2020, the Company was contingently obligated for $28.7 million under letters of credit, primarily consisting of $12.7 million to support long-term debt, $15.7 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Credit Agreement. The Company was also contingently obligated for $23.5 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America (based on revenue) and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 21 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles and other products throughout the U.S. and Canada.

Industry and Company Outlook

In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 65 years of age, the population of first-time home buyers, and the population of households earning less than $50,000 per year. More recently, we see a number of market trends pointing to increased sales of Alternative Dwelling Units (“ADUs”) and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options. We intend to capitalize on these trends and drivers to grow our business over the medium-to-long-term. We believe that there is an opportunity for continued manufactured and modular construction market expansion driven by the foregoing trends and demand drivers, as well as construction labor shortages in certain regions (which tend to adversely and disproportionally impact supply and cost of site-built homes when compared to manufactured housing) and increased affordability of factory-built homes relative to site-built homes.

For the three months ended June 27, 2020, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

For the three months ended June 27, 2020, approximately 18% of the Company’s U.S. manufacturing sales were modular. The industry normally reports U.S. modular market shipments quarterly and three months in arrears. However, reporting of industry shipment data has been delayed and unavailable for the calendar year 2020 due to the COVID-19 pandemic. Industry shipments of modular homes were 3,080 units in the U.S. during the first three months of calendar year 2019 and the Company’s modular market share during these periods was 14.6%. Modular home sales across the industry have generally been stable since 2009.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members and social distancing protocols. At June 27, 2020, two U.S. manufacturing facilities were temporarily idled. Also, during the first quarter, the Company’s retail operations were impacted by various mandates for operating; however, those facilities generally remained open and shifted physical visits to a larger on-line presence.

In response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and premium payments on healthcare benefits for furloughed employees. During the first quarter of fiscal 2021, the Company’s U.S. operations incurred $1.9 million of expense related to the extended benefits. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provides a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $3.6 million for payroll subsidies under CEWS and $0.6 million for payroll subsidies under the CARES Act during the first quarter of fiscal 2021. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through June 27, 2020, the Company has deferred $3.6 million of payroll taxes that will be paid beginning in December 2021.

UNAUDITED INCOME STATEMENTS FOR Q1 FISCAL 2021 VS. 2020

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019

Results of Operations Data:
Net sales	$273,285	$371,888
Cost of sales	219,282	295,853
Gross profit	54,003	76,035
Selling, general, and administrative expenses	40,807	51,715
Operating income	13,196	24,320
Interest expense, net	942	309
Other income	(4,214)	—
Income before income taxes	16,468	24,011
Income tax expense	4,565	6,631
Net income	$11,903	$17,380

Reconciliation of Adjusted EBITDA:
Net income	$11,903	$17,380
Income tax expense	4,565	6,631
Interest expense, net	942	309
Depreciation and amortization	4,282	4,472
Equity-based compensation (for awards granted prior to December 31, 2018)	970	1,107
Foreign currency transaction gain	(122)	(72)
Acquisition integration costs	—	1,038
Fair market value adjustment for asset classified as held for sale	—	986
Restructuring costs	—	234
Adjusted EBITDA	$22,540	$32,085
As a percent of net sales:
Gross profit	19.8%	20.4%
Selling, general, and administrative expenses	14.9%	13.9%
Operating income	4.8%	6.5%
Net income	4.4%	4.7%
Adjusted EBITDA	8.2%	8.6%

NET SALES

The following table summarizes net sales for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Net sales	$273,285	$371,888	$(98,603)	(26.5%)
U.S. manufacturing and retail net sales	$248,859	$331,605	$(82,746)	(25.0%)
U.S. homes sold	4,028	5,448	(1,420)	(26.1%)
U.S. manufacturing and retail average home selling price	$61.8	$60.9	$0.9	1.5%
Canadian manufacturing net sales	$15,195	$23,700	$(8,505)	(35.9%)
Canadian homes sold	192	285	(93)	(32.6%)
Canadian manufacturing average home selling price	$79.1	$83.2	$(4.1)	(4.9%)
Corporate/Other net sales	$9,231	$16,583	$(7,352)	(44.3%)
U.S. manufacturing facilities in operation at end of period*	33	33
U.S. retail sales centers in operation at end of period	21	21
Canadian manufacturing facilities in operation at end of period	5	5

*Two of the Company’s manufacturing facilities are temporarily idled as of June 27, 2020, but still considered operational.

Net sales for the three months ended June 27, 2020 were $273.3 million, a decrease of $98.6 million, or 26.5% over the three months ended June 29, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $82.7 million, or 25.0%. The decrease was primarily due to a decrease in the number of homes sold during the three months ended June 27, 2020 of 1,420 units, or 26.1%. U.S. housing sales volumes were severely impacted by COVID-19-related factors, including government mandated stay-at-home orders. During the first weeks of the quarter, several of the Company’s U.S. manufacturing operations were temporarily idled. Since reopening most of these facilities, production has operated at reduced levels as compared to the prior year due to employee hiring constraints, social-distancing protocols and in some areas, reduced demand. The volume decrease was partially offset by an increase in average selling price. Average selling price increased due to a change in product mix. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, opting for home upgrade packages, as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $8.5 million, or 35.9% for the three months ended June 27, 2020 compared to the same period in the prior year, primarily due to a 32.6% decrease in the number of homes sold, coupled with a 4.9% decrease in average home selling price. The decrease in volume was due to reduced demand and production primarily from oil-related demand drivers and the impacts of COVID-19. Our five Canadian plants were temporarily idled or running at reduced production levels for most of the quarter. The decrease in average selling price is due to a shift in product mix to more single-section homes in fiscal 2021 first quarter versus the same period last year. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.6 million as the Canadian dollar weakened compared to the U.S. dollar during the first three months of fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended June 27, 2020, net sales decreased $7.4 million, or 44.3%. The decrease was primarily attributable to lower net sales in the Company’s transportation business largely as a result of lower shipments due to COVID-19-related manufacturing shutdowns in both the RV and manufactured housing industries experienced mainly in the U.S. Midwest and Northeast regions.

GROSS PROFIT

The following table summarizes gross profit for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$48,410	$68,315	$(19,905)	(29.1%)
Canadian Factory-built Housing	2,782	4,626	(1,844)	(39.9%)
Corporate/Other	2,811	3,094	(283)	(9.1%)
Total gross profit	$54,003	$76,035	$(22,032)	(29.0%)
Gross profit as a percent of net sales	19.8%	20.4%

Gross profit as a percent of sales during the three months ended June 27, 2020 was 19.8% compared to 20.4% during the three months ended June 29, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $19.9 million, or 29.1%, during the three months ended June 27, 2020 compared to the same period in the prior year. Gross profit was 19.5% as a percent of segment net sales for the three months ended June 27, 2020 compared to 20.6% in the same period of the prior year. The decrease is due to the supplemental COVID-19-related sick pay and health benefits provided to furloughed employees of $1.9 million, as well as reduced leverage of manufacturing fixed costs caused by reduced sales volumes.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.8 million, or 39.9% during the three months ended June 27, 2020 compared to the same period in the prior year. Gross profit as a percent of net sales was 18.3% for the three months ended June 27, 2020, compared to 19.5% in the same period of the prior year. The decrease is due to higher labor costs and reduced leverage of manufacturing fixed expenses due to lower volume, partially offset by improved warranty costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.3 million, or 9.1%, during the three months ended June 27, 2020 compared to the same period in the prior year, primarily due to lower sales in the Company’s transportation operations. Although transportation sales were lower, gross profit improved as a percent of segment net sales to 30.5% from 18.7% as a result of changes in revenue mix and expansion of storage offerings. Additionally, increases in intercompany sales elimination activity contributed to the increase in gross margin as the eliminations decreased sales reported in this segment.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$28,376	$36,171	$(7,795)	(21.6%)
Canadian Factory-built Housing	1,606	1,813	(207)	(11.4%)
Corporate/Other	10,825	13,731	(2,906)	(21.2%)
Total selling, general, and administrative expenses	$40,807	$51,715	$(10,908)	(21.1%)
Selling, general, and administrative expense as a percent of net sales	14.9%	13.9%

Selling, general, and administrative expenses were $40.8 million for the three months ended June 27, 2020, a decrease of $10.9 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $7.8 million, or 21.6%, during the three months ended June 27, 2020 as compared to the same period in the prior year. The decrease in selling, general, and administrative expenses resulted from a combination of factors which include: (i) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) reduction in non-essential costs such as travel and trade shows; and (iii) reduction in wages from headcount reductions and furloughs in response to COVID-19. Selling, general, and administrative expenses, as a percent of segment net sales was 11.4% for the three months ended June 27, 2020 compared to 10.9% during the comparable period in the prior year. Selling, general, and administrative expense as a percentage of net sales increased in the current period due to less leverage of fixed costs due to reduced sales volumes.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.2 million for three months ended June 27, 2020 when compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 11.0% and 7.6% for the three months ended June 27, 2020 and June 29, 2019, respectively. Selling, general, and administrative expense as a percentage of net sales increased in the current period due to less leverage of fixed costs due to reduced sales volumes.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $2.9 million, or 21.2%, during the three months ended June 27, 2020 as compared to the same period of the prior year. The decrease is due to a reduction in incentive compensation costs, and travel expense, as well as the benefit from not incurring costs related to acquisition integration expenses and the fair value adjustment on an asset classified as held for sale that were recorded in the prior year.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Interest expense	$1,087	$1,271	$(184)	(14.5%)
Interest income	(145)	(962)	817	(84.9%)
Interest expense, net	$942	$309	$633	204.9%
Average outstanding floor plan payable	$31,067	$32,811
Average outstanding long-term debt	$77,330	$53,080

Interest expense, net was $0.9 million for the three months ended June 27, 2020, an increase of $0.6 million compared to the same period in the prior year. The net increase was primarily related to a reduction of interest income received on the Company’s average cash balances invested in short-term facilities due to a reduction in interest rates. The net increase was partially offset by reduced interest expense on the Company’s borrowings, also due to a reduction in interest rates and despite an increase in the average outstanding long-term debt balance.

OTHER INCOME

The following table summarizes other income for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Other income	$(4,214)	$—	$(4,214)	100.0%

Other income for the three months ended June 27, 2020 was $4.2 million related to wage subsidies provided by government sponsored financial assistance programs enacted in responses to the pandemic. The Canadian wage subsidy benefit was $3.6 million and the US wage subsidy benefit was $0.6 million.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Income tax expense	$4,565	$6,631	$(2,066)	(31.2%)
Effective tax rate	27.7%	27.6%

Income tax expense for the three months ended June 27, 2020 was $4.6 million, representing an effective tax rate of 27.7%, compared to income tax expense of $6.6 million, representing an effective tax rate of 27.6% for the three months ended June 29, 2019.

The Company’s effective tax rate for both the three months ended June 27, 2020 and June 29, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019	$ Change	% Change

Net income	$11,903	$17,380	$(5,477)	(31.5%)
Income tax expense	4,565	6,631	(2,066)	(31.2%)
Interest expense, net	942	309	633	*
Depreciation and amortization	4,282	4,472	(190)	(4.2%)
Equity-based compensation (for awards granted prior to December 31, 2018)	970	1,107	(137)	(12.4%)
Foreign currency transaction gain	(122)	(72)	(50)	69.4%
Acquisition integration costs	—	1,038	(1,038)	*
Fair market value adjustment for asset classified as held for sale	—	986	(986)	*
Restructuring costs	—	234	(234)	*
Adjusted EBITDA	$22,540	$32,085	$(9,545)	(29.7%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended June 27, 2020 was $22.5 million, a decrease of $9.5 million from the same period of the prior year. The decrease is primarily a result of lower operating income after adjusting for the effect of integration costs, fair market value adjustment for asset classified as held for sale, and restructuring costs incurred in the prior year. The decrease in operating income is primarily due to a decrease in sales volume. See the definition of Adjusted EBITDA below for additional information regarding the definition and use of this metric.

The Company defines Adjusted EBITDA as net income or loss plus: (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) foreign currency gains and losses; (f) equity-based compensation awards granted prior to December 31, 2018; (g) restructuring charges; (h) impairment of assets; and (i) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income, or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

In evaluating Adjusted EBITDA, investors should be aware that, in the future, the Company may incur expenses similar to those adjusted for in this presentation. This presentation of Adjusted EBITDA should not be construed as an implication that the Company’s future results will be unaffected by unusual or nonrecurring items.

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

Given these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP financial measures only on a supplemental basis.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at June 27, 2020 totaled $192.1 million compared to $153.0 million at

June 29, 2019. The increase in backlog is driven by strong order levels in both the U.S. and Canada that have outpaced production levels. Production levels vary widely by plant, but have, on average, returned to approximately 90% of last year’s average production rates as of the end of June. Production rates as of the end of June were being impacted by difficulty hiring new employees, higher absenteeism at certain plants and social distancing protocols.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(Dollars in thousands)	June 27, 2020	June 29, 2019
Net cash provided by (used in):
Operating activities	$32,205	$26,780
Investing activities	(1,299)	(4,514)
Financing activities	(4,524)	(5,653)
Effect of exchange rate changes on cash, cash equivalents	670	400
Net increase in cash, cash equivalents, and restricted cash	27,052	17,013
Cash, cash equivalents, and restricted cash at beginning of period	209,455	126,634
Cash, cash equivalents, and restricted cash at end of period	$236,507	$143,647

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flow from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and floor plan payment obligations. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75x consolidated trailing twelve-month EBITDA. The Company anticipates compliance with its leverage ratio debt covenant and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $32.2 million during the three months ended June 27, 2020 compared to $26.8 million during the three months ended June 29, 2019. The increase of $5.4 million in cash from operating activities is primarily due to increases in deposits from customers and commercial projects, deferral of certain payroll tax obligations resulting from the CARES Act regulations, and the benefit of the CEWS subsidy received, partially offset by a reduction of operating income compared to the same period of the prior year.

Cash used in investing activities, primarily for capital expenditures, was $1.3 million for the three months ended June 27, 2020 compared to $4.5 million during the three months ended June 29, 2019. The decrease in capital expenditures in the current period is primarily due to deferral of non-essential spending as well as non-recurring spending incurred in the prior year related to: (i) expansion of production capacity at the Leesville, Louisiana manufacturing facility; as well as (ii) investment in equipment to facilitate improvement in safety protocols and operating efficiencies.

Cash used in financing activities was $4.5 million for the three months ended June 27, 2020 compared to $5.7 million during the three months ended June 29, 2019. Cash used in financing activities during the first quarter fiscal 2021 was related to net repayments on the floor plan payable balance. Cash used in financing activities during the first quarter of fiscal 2020 was primarily related to the $5.0 million repayment on the revolving credit facility and a $0.6 million net repayment on the floor plan payable balance.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2020 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2020 Annual Report, with the exception of adoption of new accounting pronouncements as discussed in Note 1, “Basis of Presentation – Recently Issued Accounting Pronouncements.”

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 1, “Basis of Presentation – Recently Issued Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

Forward-Looking Statements

Some of the statements in this Report are not historical in nature and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “could”, “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in our forward-looking statements. These risks and uncertainties include regional, national, and international economic, financial, public health and labor conditions, and the following:

•

the COVID-19 pandemic, which has had, and is likely to continue to have, significant adverse effects on us, including the effect of governmental restrictions, lockdowns, and orders or regulations on our operations;

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
•

other risks described in Part I — Item 1A, “Risk Factors,” included in the Fiscal 2020 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the SEC.

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

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2020 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since March 28, 2020.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at June 27, 2020. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2020.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and other matters. For additional information on legal proceedings, see Note 13 “Commitments, Contingencies and Legal Proceedings – Legal Proceedings,” to the condensed consolidated financial statements included in this Report.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	Chief Executive Officer	July 30, 2020
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	July 30, 2020
Laurie Hough	(Principal Financial Officer)