Form 10-Q
period 2020-09-26
Skyline Champion Corp
filed 2020-10-28
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

Number of shares of common stock outstanding as of October 23, 2020: 56,638,836

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 26, 2020	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$264,286	$209,455
Trade accounts receivable, net	46,826	45,733
Inventories, net	128,016	126,386
Other current assets	18,188	17,239
Total current assets	457,316	398,813
Long-term assets:
Property, plant, and equipment, net	104,678	109,291
Goodwill	173,521	173,521
Amortizable intangible assets, net	40,632	43,357
Deferred tax assets	19,784	21,812
Other noncurrent assets	33,540	34,906
Total assets	$829,471	$781,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$26,598	$33,914
Accounts payable	44,186	38,703
Other current liabilities	124,281	114,030
Total current liabilities	195,065	186,647
Long-term liabilities:
Long-term debt	77,330	77,330
Deferred tax liabilities	3,761	3,264
Other	45,871	40,144
Total long-term liabilities	126,962	120,738

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,638 and 56,665 shares issued (including 0 and 145 shares subject to restriction) as of September 26, 2020 and March 28, 2020, respectively	1,569	1,570
Additional paid-in capital	487,557	485,552
Retained earnings (accumulated deficit)	29,121	(48)
Accumulated other comprehensive loss	(10,803)	(12,759)
Total stockholders’ equity	507,444	474,315
Total liabilities and stockholders’ equity	$829,471	$781,700

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$322,366	$354,458	$595,651	$726,346
Cost of sales	259,573	280,403	478,855	576,256
Gross profit	62,793	74,055	116,796	150,090
Selling, general, and administrative expenses	41,373	48,402	82,180	100,117
Operating income	21,420	25,653	34,616	49,973
Interest expense, net	864	382	1,806	691
Other income	(2,599)	—	(6,813)	—
Income before income taxes	23,155	25,271	39,623	49,282
Income tax expense	5,644	7,526	10,209	14,157
Net income	$17,511	$17,745	$29,414	$35,125
Net income per share:
Basic	$0.31	$0.31	$0.52	$0.62
Diluted	$0.31	$0.31	$0.52	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$17,511	$17,745	$29,414	$35,125
Other comprehensive income (loss):
Foreign currency translation adjustments	861	(530)	1,956	369
Total comprehensive income	$18,372	$17,215	$31,370	$35,494

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities
Net income	$29,414	$35,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,969	6,655
Amortization of intangible assets	2,721	2,724
Amortization of deferred financing fees	253	257
Fair market value adjustment for asset classified as held for sale	—	986
Equity-based compensation	3,624	4,703
Deferred taxes	2,655	3,214
Loss (gain) on disposal of property, plant, and equipment	15	(11)
Foreign currency transaction gain	(219)	(25)
Change in assets and liabilities:
Accounts receivable	(984)	1,480
Inventories	(990)	9,701
Prepaids and other assets	(2,063)	(5,805)
Accounts payable	5,406	(98)
Accrued expenses and other liabilities	18,041	(6,748)
Net cash provided by operating activities	63,842	52,158
Cash flows from investing activities
Additions to property, plant, and equipment	(2,552)	(9,409)
Proceeds from maturity of Company owned life insurance policy	1,186	—
Proceeds from disposal of property, plant, and equipment	32	17
Net cash used in investing activities	(1,334)	(9,392)
Cash flows from financing activities
Changes in floor plan financing, net	(7,316)	(2,810)
Payments on revolving debt facility	—	(10,000)
Stock option exercises	67	112
Tax payments for equity-based compensation	(1,687)	(2,131)
Net cash used in financing activities	(8,936)	(14,829)
Effect of exchange rate changes on cash and cash equivalents	1,259	168
Net increase in cash and cash equivalents	54,831	28,105
Cash and cash equivalents at beginning of period	209,455	126,634
Cash and cash equivalents at end of period	$264,286	$154,739

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three Months Ended September 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	56,665	$1,570	$487,781	$11,610	$(11,664)	$489,297
Net income	—	—	—	17,511	—	17,511
Equity-based compensation	—	—	1,398	—	—	1,398
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,622)	—	—	(1,623)
Foreign currency translation adjustments	—	—	—	—	861	861
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444

	Six Months Ended September 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	29,414	—	29,414
Equity-based compensation	—	—	3,624	—	—	3,624
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,619)	—	—	(1,620)
Foreign currency translation adjustments	—	—	—	—	1,956	1,956
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444

	Three Months Ended September 28, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	56,657	$1,569	$481,143	$(40,828)	$(9,716)	$432,168
Net income	—	—	—	17,745	—	17,745
Equity-based compensation	—	—	2,786	—	—	2,786
Net common stock issued under equity-based compensation plans	8	1	(2,020)	—	—	(2,019)
Foreign currency translation adjustments	—	—	—	—	(530)	(530)
Balance at September 28, 2019	56,665	$1,570	$481,909	$(23,083)	$(10,246)	$450,150

	Six Months Ended September 28, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	35,125	—	35,125
Equity-based compensation	—	—	4,703	—	—	4,703
Net common stock issued under equity-based compensation plans	8	1	(2,020)	—	—	(2,019)
Foreign currency translation adjustments	—	—	—	—	369	369
Balance at September 28, 2019	56,665	$1,570	$481,909	$(23,083)	$(10,246)	$450,150

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the United States (“U.S.”) and Canada. The Company’s operations consist of manufacturing, retail, and transportation activities. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada. These facilities primarily construct factory-built, timber-framed manufactured, and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles and other products throughout the U.S. and Canada.

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs have been announced which provide financial relief for affected businesses including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States, and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. During the first quarter of fiscal 2021, the Company recognized CARES Act subsidies of $0.6 million. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through September 26, 2020, the Company has deferred $7.4 million of payroll taxes that will be paid beginning in December 2021. In Canada, the Company recognized $2.6 million and $6.2 million of payroll subsidies under CEWS during the three and six months ended September 26, 2020, respectively. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. As of September 26, 2020, the Company had received $5.6 million of the CEWS subsidies.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2021,” will end on April 3, 2021 and will include 53 weeks. References to “fiscal 2020” refer to the Company’s fiscal year ended March 28, 2020. The three and six months ended September 26, 2020 and September 28, 2019 each included 13 weeks and 26 weeks, respectively.

Recently Adopted Accounting Pronouncements: On March 29, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.2 million in the allowance for credit loss and a corresponding decrease in retained earnings as of March 29, 2020. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. As of September 26, 2020 and March 28, 2020, accounts receivable are reflected net of reserves of $0.3 million and $0.4 million, respectively. As of September 26, 2020 and March 28, 2020, other notes receivable are reflected net of reserves of $0.4 million and $0.5 million, respectively. Changes in expected credit losses were not significant in the first six months of fiscal 2021.

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

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
2.	Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Raw materials	$65,072	$55,408
Work in process	18,292	17,773
Finished goods and other	44,652	53,205
Total inventories, net	$128,016	$126,386

At September 26, 2020 and March 28, 2020, reserves for obsolete inventory were $4.5 million and $4.2 million, respectively.

3.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 26, 2020 and September 28, 2019 was $3.1 million and $3.6 million, respectively. Depreciation expense for the six months ended September 26, 2020 and September 28, 2019 was $6.0 million and $6.7 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Land and improvements	$35,233	$35,332
Buildings and improvements	86,720	87,222
Machinery and equipment	53,308	51,239
Construction in progress	1,493	1,810
Property, plant, and equipment, at cost	176,754	175,603
Less: accumulated depreciation	(72,076)	(66,312)
Property, plant, and equipment, net	$104,678	$109,291

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 26, 2020 and March 28, 2020, the Company had goodwill of $173.5 million.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 26, 2020			March 28, 2020
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,616	$13,169	$61,785	$48,370	$13,068	$61,438
Accumulated amortization	(15,534)	(5,619)	(21,153)	(13,118)	(4,963)	$(18,081)
Amortizable intangibles, net	$33,082	$7,550	$40,632	$35,252	$8,105	$43,357

During both the three months ended September 26, 2020 and September 28, 2019, amortization of intangible assets was $1.3 million. During both the six months ended September 26, 2020 and September 28, 2019, amortization of intangible assets was $2.7 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

5.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Customer deposits	$32,471	$22,679
Accrued volume rebates	16,208	17,469
Accrued warranty obligations	18,670	19,179
Accrued compensation and payroll taxes	25,525	27,776
Accrued insurance	12,387	11,182
Other	19,020	15,745
Total other current liabilities	$124,281	$114,030

6.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Balance at the beginning of the period	$24,695	$23,990	$24,969	$23,346
Warranty expense	8,394	9,840	14,753	19,436
Cash warranty payments	(8,629)	(9,393)	(15,262)	(18,345)
Balance at end of period	24,460	24,437	24,460	24,437
Less: noncurrent portion in other long-term liabilities	(5,790)	(4,960)	(5,790)	(4,960)
Total current portion	$18,670	$19,477	$18,670	$19,477

7.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Revolving credit facility maturing in 2023	$64,900	$64,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	77,330	77,330
Less: current portion	—	—
Total long-term debt	$77,330	$77,330

The Company has an agreement with a syndicate of banks that provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million (“Credit Agreement”). The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate on borrowings under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At September 26, 2020 the interest rate on borrowings under the Credit Agreement was 1.70%. At September 26, 2020, letters of credit issued under the Credit Agreement totaled $33.9 million. Total available borrowings under the Credit Agreement as of September 26, 2020 were $1.2 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 26, 2020, including related costs and fees, was 2.22%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of September 26, 2020.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At September 26, 2020 and March 28, 2020, the Company had outstanding borrowings on floor plan financing agreements of $26.6 million and $33.9 million, respectively. Total credit line capacity provided under the agreements was $49.0 million as of September 26, 2020. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

8.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and six months ended September 26, 2020 and September 28, 2019:

	Three Months Ended September 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$275,969	$24,558	$—	$300,527
Commercial	7,391	—	—	7,391
Transportation	—	—	14,448	14,448
Total	$283,360	$24,558	$14,448	$322,366

	Six Months Ended September 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$524,828	$39,753	$—	$564,581
Commercial	7,391	—	—	7,391
Transportation	—	—	23,679	23,679
Total	$532,219	$39,753	$23,679	$595,651

	Three Months Ended September 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$308,299	$26,407	$—	$334,706
Commercial	4,531	—	—	4,531
Transportation	—	—	15,221	15,221
Total	$312,830	$26,407	$15,221	$354,458

	Six Months Ended September 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$639,904	$50,107	$—	$690,011
Commercial	4,531	—	—	4,531
Transportation	—	—	31,804	31,804
Total	$644,435	$50,107	$31,804	$726,346

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9.	Leases

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

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019
Operating lease expense	$1,357	$1,470
Short-term lease expense	529	230
Total lease expense	$1,886	$1,700

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019
Operating lease expense	$2,740	$2,875
Short-term lease expense	985	603
Total lease expense	$3,725	$3,478

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are below:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Right-of-use assets under operating leases:
Other long-term assets	$12,384	$14,808
Lease obligations under operating leases:
Other current liabilities	$4,376	$4,789
Other long-term liabilities	8,008	10,019
Total lease obligation	$12,384	$14,808

Maturities of lease obligations as of September 26, 2020, are shown below:

(Dollars in thousands)	September 26, 2020
Fiscal 2021 (1)	$2,712
Fiscal 2022	4,743
Fiscal 2023	3,683
Fiscal 2024	1,568
Fiscal 2025	786
Thereafter	1,705
Total undiscounted cash flows	15,197
Less: imputed interest	(2,813)
Lease obligations under operating leases	$12,384
(1)	For remaining period in fiscal year.

The weighted-average lease term and discount rate for operating leases are shown below:

September 26, 2020
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	5.5

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Cash flow information related to operating leases is shown below:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$32	$1,606
Operating cash flows:
Cash paid related to operating lease obligations	$2,800	$2,958

10.	Income Taxes

For the three months ended September 26, 2020 and September 28, 2019, the Company recorded $5.6 million and $7.5 million of income tax expense and had an effective tax rate of 24.4% and 29.8%, respectively. For the six months ended September 26, 2020 and September 28, 2019, the Company recorded $10.2 million and $14.2 million of income tax expense and had an effective tax rate of 25.8% and 28.7%, respectively. The change in the effective tax rate for the three and six months ended September 26, 2020 compared with the same respective periods of the prior year, was primarily due to an increase in tax credits, certain U.S. tax law changes and results in foreign jurisdictions

The Company’s effective tax rate for both the three and six months ended September 26, 2020 and September 28, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

At September 26, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

During the three and six months ended September 26, 2020 and September 28, 2019, the two-class method was more dilutive. Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the three and six months ended September 26, 2020 totaled 0.3 million and 0.4 million, respectively. There were no antidilutive securities in the three and six months ended September 28, 2019.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
(Dollars and shares in thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net income	$17,511	$17,745	$29,414	$35,125
Undistributed earnings allocated to participating securities	(19)	(65)	(53)	(154)
Net income attributable to the Company's common shareholders	$17,492	$17,680	$29,361	$34,971
Denominator:
Basic weighted-average shares outstanding	56,654	56,481	56,593	56,424
Dilutive securities	255	243	238	233
Diluted weighted-average shares outstanding	56,909	56,724	56,831	56,657

Basic net income per share	$0.31	$0.31	$0.52	$0.62
Diluted net income per share	$0.31	$0.31	$0.52	$0.62

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

12.	Segment Information

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

Selected financial information by reportable segment was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019

Net sales:
U.S. Factory-built Housing	$283,360	$312,830	$532,219	$644,435
Canadian Factory-built Housing	24,558	26,407	39,753	50,107
Corporate/Other	14,448	15,221	23,679	31,804
Consolidated net sales	$322,366	$354,458	$595,651	$726,346
Operating income:
U.S. Factory-built Housing EBITDA	$28,697	$35,314	$53,090	$71,459
Canadian Factory-built Housing EBITDA	5,951	4,244	10,857	7,299
Corporate/Other EBITDA	(6,221)	(8,998)	(13,828)	(19,406)
Other income	(2,599)	—	(6,813)	—
Depreciation	(3,048)	(3,545)	(5,969)	(6,655)
Amortization	(1,360)	(1,362)	(2,721)	(2,724)
Consolidated operating income	$21,420	$25,653	$34,616	$49,973
Depreciation:
U.S. Factory-built Housing	$2,391	$3,068	$4,789	$5,706
Canadian Factory-built Housing	248	247	363	489
Corporate/Other	409	230	817	460
Consolidated depreciation	$3,048	$3,545	$5,969	$6,655
Amortization of intangible assets:
U.S. Factory-built Housing	$1,360	$1,362	$2,721	$2,724
Canadian Factory-built Housing	—	—	—	—
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,360	$1,362	$2,721	$2,724
Capital expenditures:
U.S. Factory-built Housing	$1,054	$4,144	$1,939	$7,502
Canadian Factory-built Housing	85	317	242	428
Corporate/Other	102	422	371	1,479
Consolidated capital expenditures	$1,241	$4,883	$2,552	$9,409

(Dollars in thousands)			September 26, 2020	March 28, 2020
Total Assets:
U.S. Factory-built Housing (1)			$489,399	$491,110
Canadian Factory-built Housing (1)			68,696	56,760
Corporate/Other (1)			271,376	233,830
Consolidated total assets			$829,471	$781,700

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Excluding the resale value of the homes, the contingent repurchase obligation as of September 26, 2020 was estimated to be $142.6 million. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements, historical loss experience, as well as current economic conditions and forecasts that affect the potential loss exposure, a loss reserve of $0.9 million and $1.0 million was recorded as of September 26, 2020 and March 28, 2020, respectively. Losses incurred on homes repurchased were not significant during the three or six month periods ended September 26, 2020 or September 28, 2019.

At September 26, 2020, the Company was contingently obligated for $33.9 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $21.0 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Credit Agreement. The Company was also contingently obligated for $14.3 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

The following should be read in conjunction with Skyline Champion Corporation’s condensed consolidated financial statements and the related notes that appear in Item 1 of this Report.

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America (based on revenue) and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, Shore Park, Silvercrest, Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 33 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes and recreational vehicles and other products throughout the U.S. and Canada.

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

For the six months ended September 26, 2020, approximately 76% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. Industry shipments of HUD-code homes were

61,589 during the eight months ended August 31, 2020 compared to 62,471 units shipped in same period of the prior year. The Company’s HUD market share during the eight month period ended August 31, 2020 was 15.2% versus 17.1% in the comparable period of the prior year. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

For the six months ended September 26, 2020, approximately 17% of the Company’s U.S. manufacturing sales were modular. The industry reports U.S. modular market shipments quarterly and three months in arrears. However, reporting of industry shipment data has been delayed and unavailable for the calendar year 2020 due to the COVID-19 pandemic. Industry shipments of modular homes were 6,916 units in the U.S. during the first half of calendar year 2019 and the Company’s modular market share during this period was 14.1%. Modular home sales across the industry have generally been stable since 2009.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members and social distancing protocols. As of September 26, 2020, only one manufacturing facility remained temporarily idled due to labor availability constraints. During the second quarter of fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing high absenteeism. By the end of the second quarter of fiscal 2021, the Company was able to restore production rates close to production levels achieved in the prior year period. Availability of labor and certain materials remain constrained. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

Since the start of the fiscal year, the Company’s retail operations have adjusted their operating procedures to comply with local and state mandates; and have generally remained open and have shifted physical visits to a larger on-line presence. The Company consolidated its retail footprint by closing three Company-owned retail sales centers during the second quarter in an effort to optimize costs while taking advantage of an increase in distribution through digital marketing efforts. We have strong local independent retailers to serve customers in those areas.

As part of the initial response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and premium payments on healthcare benefits for furloughed employees during the first quarter of fiscal 2021. The Company’s U.S. operations incurred $1.9 million of expense related to the extended benefits. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provides a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $2.6 million and $6.2 million for payroll subsidies under CEWS during the three and six months ended September 26, 2020. The Company also recognized $0.6 million for payroll subsidies under the CARES Act during the first quarter of fiscal 2021. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through September 26, 2020, the Company has deferred $7.4 million of payroll taxes that will be paid beginning in December 2021.

UNAUDITED INCOME STATEMENTS FOR Q2 FISCAL 2021 VS. 2020

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019

Results of Operations Data:
Net sales	$322,366	$354,458
Cost of sales	259,573	280,403
Gross profit	62,793	74,055
Selling, general, and administrative expenses	41,373	48,402
Operating income	21,420	25,653
Interest expense, net	864	382
Other income	(2,599)	—
Income before income taxes	23,155	25,271
Income tax expense	5,644	7,526
Net income	$17,511	$17,745

Reconciliation of Adjusted EBITDA:
Net income	$17,511	$17,745
Income tax expense	5,644	7,526
Interest expense, net	864	382
Depreciation and amortization	4,408	4,907
Equity-based compensation (for awards granted prior to December 31, 2018)	388	1,534
Acquisition integration costs	—	340
Other	122	48
Adjusted EBITDA	$28,937	$32,482
As a percent of net sales:
Gross profit	19.5%	20.9%
Selling, general, and administrative expenses	12.8%	13.7%
Operating income	6.6%	7.2%
Net income	5.4%	5.0%
Adjusted EBITDA	9.0%	9.2%

NET SALES

The following table summarizes net sales for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$322,366	$354,458	$(32,092)	(9.1%)
U.S. manufacturing and retail net sales	$283,360	$312,830	$(29,470)	(9.4%)
U.S. homes sold	4,689	5,026	(337)	(6.7%)
U.S. manufacturing and retail average home selling price	$60.4	$62.2	$(1.8)	(2.9%)
Canadian manufacturing net sales	$24,558	$26,407	$(1,849)	(7.0%)
Canadian homes sold	302	311	(9)	(2.9%)
Canadian manufacturing average home selling price	$81.3	$84.9	$(3.6)	(4.2%)
Corporate/Other net sales	$14,448	$15,221	$(773)	(5.1%)
U.S. manufacturing facilities in operation at end of period*	33	33
U.S. retail sales centers in operation at end of period	18	21
Canadian manufacturing facilities in operation at end of period	5	5

*One of the Company’s manufacturing facilities is temporarily idled as of September 26, 2020, but still considered operational.

Net sales for the three months ended September 26, 2020 were $322.4 million, a decrease of $32.1 million, or 9.1% over the three months ended September 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $29.5 million, or 9.4%. The decrease was primarily due to a decrease in the number of homes sold during the three months ended September 26, 2020 of 337 units, or 6.7%. U.S. housing sales continue to be impacted by indirect factors stemming from the pandemic. Production for the quarter operated at slightly reduced levels as compared to the prior year due to labor availability and intermittent shutdowns caused by COVID-19-related absenteeism. The average selling price decreased due to a shift in product mix to more single section homes and customers selecting less expensive upgrades or option packages versus the same period last year. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, opting for home upgrade packages, as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $1.8 million, or 7.0% for the three months ended September 26, 2020 compared to the same period in the prior year, primarily due to a 4.2% decrease in average home selling price from a shift in product mix and a 2.9% decrease in the number of homes sold. The decrease in revenue was also due to slightly reduced production levels from indirect factors stemming from the pandemic which include constrained labor availability. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.3 million as the Canadian dollar weakened compared to the U.S. dollar during the second quarter of fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended September 26, 2020, net sales decreased $0.8 million, or 5.1%. The decrease was primarily attributable to lower net sales in the Company’s transportation business largely as a result of lower shipments of RVs.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$54,546	$65,361	$(10,815)	(16.5%)
Canadian Factory-built Housing	4,787	5,953	(1,166)	(19.6%)
Corporate/Other	3,460	2,741	719	26.2%
Total gross profit	$62,793	$74,055	$(11,262)	(15.2%)
Gross profit as a percent of net sales	19.5%	20.9%

Gross profit as a percent of sales during the three months ended September 26, 2020 was 19.5% compared to 20.9% during the three months ended September 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $10.8 million, or 16.5%, during the three months ended September 26, 2020 compared to the same period in the prior year primarily due to reduced sales volume. Gross profit was 19.2% as a percent of segment net sales for the three months ended September 26, 2020 compared to 20.9% in the same period of the prior year primarily due to increased material costs as a percent of sales caused by market volatility in certain commodities including forest products.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.2 million, or 19.6% during the three months ended September 26, 2020 compared to the same period in the prior year. Gross profit as a percent of net sales was 19.5% for the three months ended September 26, 2020, compared to 22.5% in the same period of the prior year. The decrease is due to increased material costs similar to those experienced in the U.S.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.7 million, or 26.2%, during the three months ended September 26, 2020 compared to the same period of the prior year, primarily due to changes in revenue mix and expansion of storage offerings.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$29,601	$34,476	$(4,875)	(14.1%)
Canadian Factory-built Housing	1,683	1,956	(273)	(14.0%)
Corporate/Other	10,089	11,970	(1,881)	(15.7%)
Total selling, general, and administrative expenses	$41,373	$48,402	$(7,029)	(14.5%)
Selling, general, and administrative expense as a percent of net sales	12.8%	13.7%

Selling, general, and administrative expenses were $41.4 million for the three months ended September 26, 2020, a decrease of $7.0 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $4.9 million, or 14.1%, during the three months ended September 26, 2020 as compared to the same period in the prior year. As a percent of segment net sales, selling, general, and administrative expenses decreased to 10.4% for the three months ended September 26, 2020 compared to 11.0% during the comparable period of the prior year. The decrease resulted from: (i) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; and (ii) reduction in costs for travel and marketing-related expenses.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.3 million for three months ended September 26, 2020 when compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 6.9% and 7.4% for the three months ended September 26, 2020 and September 28, 2019, respectively. The decrease resulted from (i) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; and (ii) reduction in wages and benefits from headcount reductions.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $1.9 million, or 15.7%, during the three months ended September 26, 2020 as compared to the same period of the prior year. The decrease is due to a reduction in equity compensation costs, as well as the benefit from no longer incurring costs related to acquisition integration from the 2018 combination of Skyline Corporation and the operating assets of Champion Enterprises Holding, LLC (the “2018 Combination”).

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Interest expense	$974	$1,195	$(221)	(18.5%)
Less: Interest income	110	813	(703)	(86.5%)
Interest expense, net	$864	$382	$482	126.2%
Average outstanding floor plan payable	$27,309	$31,284
Average outstanding long-term debt	$77,330	$48,080

Interest expense, net was $0.9 million for the three months ended September 26, 2020, an increase of $0.5 million compared to the same period of the prior year. The net increase in expense was primarily related to a combination of a reduction of interest income received on the Company’s average cash balances invested in short-term facilities caused by a reduction in interest rates and reduced interest expense on the Company’s borrowings, also due to a reduction in interest rates, despite an increase in the average outstanding long-term debt balance.

OTHER INCOME

The following table summarizes other income for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Other income	$(2,599)	$—	$(2,599)	100.0%

Other income for the three months ended September 26, 2020 related to a wage subsidy provided by a Canadian government sponsored financial assistance program enacted in response to the pandemic.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Income tax expense	$5,644	$7,526	$(1,882)	(25.0%)
Effective tax rate	24.4%	29.8%

Income tax expense for the three months ended September 26, 2020 was $5.6 million, representing an effective tax rate of 24.4%, compared to income tax expense of $7.5 million, representing an effective tax rate of 29.8%, for the three months ended September 28, 2019.

The Company’s effective tax rate for both the three months ended September 26, 2020 and September 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in a foreign jurisdiction.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change
Net income	$17,511	$17,745	$(234)	(1.3%)
Income tax expense	5,644	7,526	(1,882)	(25.0%)
Interest expense, net	864	382	482	*
Depreciation and amortization	4,408	4,907	(499)	(10.2%)
Equity-based compensation (for awards granted prior to December 31, 2018)	388	1,534	(1,146)	(74.7%)
Acquisition integration costs	—	340	(340)	*
Other	122	48	74	*
Adjusted EBITDA	$28,937	$32,482	$(3,545)	(10.9%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 26, 2020 was $28.9 million, a decrease of $3.6 million from the same period of the prior year. The decrease is primarily a result of lower operating income after adjusting for the effect of integration costs and equity-based compensation incurred in the prior year. The decrease in operating income is primarily due to a decrease in sales volume and an increase in material costs from market volatility in certain commodities like lumber products. See the definition of Adjusted EBITDA below for additional information regarding the definition and use of this metric.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2021 VS. 2020

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019

Results of Operations Data:
Net sales	$595,651	$726,346
Cost of sales	478,855	576,256
Gross profit	116,796	150,090
Selling, general, and administrative expenses	82,180	100,117
Operating income	34,616	49,973
Interest expense, net	1,806	691
Other income	(6,813)	—
Income before income taxes	39,623	49,282
Income tax expense	10,209	14,157
Net income	$29,414	$35,125

Reconciliation of Adjusted EBITDA:
Net income	$29,414	$35,125
Income tax expense	10,209	14,157
Interest expense, net	1,806	691
Depreciation and amortization	8,690	9,379
Equity-based compensation (for awards granted prior to December 31, 2018)	1,358	2,641
Acquisition integration costs	—	1,378
Fair market value adjustment for asset classified as held for sale	—	986
Other	—	210
Adjusted EBITDA	$51,477	$64,567
As a percent of net sales:
Gross profit	19.6%	20.7%
Selling, general, and administrative expenses	13.8%	13.8%
Operating income	5.8%	6.9%
Net income	4.9%	4.8%
Adjusted EBITDA	8.6%	8.9%

NET SALES

The following table summarizes net sales for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Net sales	$595,651	$726,346	$(130,695)	(18.0%)
U.S. manufacturing and retail net sales	$532,219	$644,435	$(112,216)	(17.4%)
U.S. homes sold	8,717	10,474	(1,757)	(16.8%)
U.S. manufacturing and retail average home selling price	$61.1	$61.5	$(0.4)	(0.7%)
Canadian manufacturing net sales	$39,753	$50,107	$(10,354)	(20.7%)
Canadian homes sold	494	596	(102)	(17.1%)
Canadian manufacturing average home selling price	$80.5	$84.1	$(3.6)	(4.3%)
Corporate/Other net sales	$23,679	$31,804	$(8,125)	(25.5%)
U.S. manufacturing facilities in operation at end of period*	33	33
U.S. retail sales centers in operation at end of period	18	21
Canadian manufacturing facilities in operation at end of period	5	5

*One of the Company’s manufacturing facilities is temporarily idled as of September 26, 2020, but still considered operational.

Net sales for the six months ended September 26, 2020 were $595.7 million, a decrease of $130.7 million, or 18.0% over the six months ended September 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $112.2 million, or 17.4%. The decrease was primarily due to a decrease in the number of homes sold during the six months ended September 26, 2020 of 1,757 units, or 16.8%. U.S. housing sales volumes were severely impacted by COVID-19-related factors in the first few months of the fiscal year. Production facilities operated at reduced levels as compared to the prior year due to employee hiring constraints, social-distancing protocols and, in some areas, reduced demand. Production and demand levels began to return to more normal pre-COVID-19 levels during the second quarter. A decrease in average selling price also contributed to the decrease in net sales. The decline in average selling price was due to a shift in product mix to more single section homes and customers selecting less expensive upgrades or option packages versus the same period last year. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, selection of home upgrade packages, as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $10.4 million, or 20.7% for the six months ended September 26, 2020 compared to the same period in the prior year, primarily due to a 17.1% decrease in the number of homes sold, coupled with a 4.3% decrease in average home selling price. The decrease in volume was due to reduced demand and production primarily from oil-related demand drivers and the impacts of COVID-19 for first few months of the fiscal year. Production and demand levels began to return to more normal pre-COVID-19 levels during the second quarter. The decrease in average selling price is due to a shift in product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.8 million as the Canadian dollar weakened compared to the U.S. dollar during the first six months of fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended September 26, 2020, net sales decreased $8.1 million, or 25.5%. The decrease was primarily attributable to lower net sales as a result of lower shipments caused by COVID-19-related manufacturing shutdowns in both the RV and manufactured housing industries experienced mainly in the U.S. Midwest and Northeast regions in the first few months of the fiscal year. As production in the RV and manufactured housing industries has started to normalize to pre-COVID-19 levels, shipments of these products have also started to increase during the second quarter.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$102,956	$133,676	$(30,720)	(23.0%)
Canadian Factory-built Housing	7,569	10,579	(3,010)	(28.5%)
Corporate/Other	6,271	5,835	436	7.5%
Total gross profit	$116,796	$150,090	$(33,294)	(22.2%)
Gross profit as a percent of net sales	19.6%	20.7%

Gross profit as a percent of sales during the six months ended September 26, 2020 was 19.6% compared to 20.7% during the six months ended September 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $30.7 million, or 23.0%, during the six months ended September 26, 2020 compared to the same period in the prior year. Gross profit was 19.3% as a percent of segment net sales for the six months ended September 26, 2020 compared to 20.7% in the same period of the prior year. The decrease in gross profit is due to increased material costs from market volatility in certain commodities like lumber products, reduced leverage of manufacturing fixed costs caused by reduced sales volumes, as well as the supplemental COVID-19-related sick pay and health benefits provided to furloughed employees of $1.9 million.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $3.0 million, or 28.5% during the six months ended September 26, 2020 compared to the same period in the prior year. Gross profit as a percent of net sales was 19.0% for the six months ended September 26,

2020, compared to 21.1% in the same period of the prior year. The decrease is due to increased material costs from market volatility in certain commodities like lumber products and reduced leverage of manufacturing fixed costs caused by reduced sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.4 million, or 7.5%, during the six months ended September 26, 2020 compared to the same period of the prior year, primarily due to lower sales in the Company’s transportation operations. Although transportation sales were lower, gross profit improved as a percent of segment net sales to 26.5% from 18.3% as a result of changes in revenue mix and expansion of storage offerings.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$57,977	$70,647	$(12,670)	(17.9%)
Canadian Factory-built Housing	3,289	3,769	(480)	(12.7%)
Corporate/Other	20,914	25,701	(4,787)	(18.6%)
Total selling, general, and administrative expenses	$82,180	$100,117	$(17,937)	(17.9%)
Selling, general, and administrative expense as a percent of net sales	13.8%	13.8%

Selling, general, and administrative expenses were $82.2 million for the six months ended September 26, 2020, a decrease of $17.9 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $12.7 million, or 17.9%, during the six months ended September 26, 2020 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 10.9% for the six months ended September 26, 2020 compared to 11.4% during the comparable period of the prior year. The decrease in selling, general, and administrative expenses resulted from a combination of factors which include: (i) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) reduction in non-essential costs such as travel and trade shows; and (iii) reduction in wages from headcount reductions and furloughs in response to COVID-19 in the first few months of the fiscal year.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.5 million for the six months ended September 26, 2020 when compared to the same period of the prior year. The decrease in selling, general, and administrative expenses resulted from: (i) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; and (ii) reduction in wages from headcount reductions and furloughs in response to COVID-19 in the first few months of the fiscal year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 8.3% and 7.5% for the six months ended September 26, 2020 and September 28, 2019, respectively. The increase as a percentage of net sales was a result of less leverage of fixed costs due to reduced sales volumes.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $4.8 million, or 18.6%, during the six months ended September 26, 2020 as compared to the same period of the prior year. The decrease is due to a reduction in incentive compensation costs and travel expense, as well as the benefit from no longer incurring costs related to acquisition integration activities from the 2018 Combination, and the fair value adjustment of an asset classified as held for sale recorded in the prior year.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Interest expense	$2,061	$2,466	$(405)	(16.4%)
Less: Interest income	255	1,775	(1,520)	(85.6%)
Interest expense, net	$1,806	$691	$1,115	161.4%
Average outstanding floor plan payable	$29,188	$31,959
Average outstanding long-term debt	$77,330	$50,759

Interest expense, net was $1.8 million for the six months ended September 26, 2020, an increase of $1.1 million compared to the same period of the prior year. The net increase in expense was primarily related to a combination of a reduction of interest income received on the Company’s average cash balances invested in short-term facilities caused by a reduction in interest rates and reduced interest expense on the Company’s borrowings, also due to a reduction in interest rates, despite an increase in the average outstanding long-term debt balance.

OTHER INCOME

The following table summarizes other income for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Other income	$(6,813)	$—	$(6,813)	100.0%

Other income for the six months ended September 26, 2020 was $6.8 million which was a result of wage subsidies provided by government sponsored financial assistance programs that were enacted in responses to the COVID-19 pandemic. The programs included a Canadian wage subsidy benefit of $6.2 million and a U.S. wage subsidy benefit of $0.6 million.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Income tax expense	$10,209	$14,157	$(3,948)	(27.9%)
Effective tax rate	25.8%	28.7%

Income tax expense for the six months ended September 26, 2020 was $10.2 million, representing an effective tax rate of 25.8%, compared to income tax expense of $14.2 million, representing an effective tax rate of 28.7% for the six months ended September 28, 2019.

The Company’s effective tax rate for the six months ended September 26, 2020 and September 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019	$ Change	% Change

Net income	$29,414	$35,125	$(5,711)	(16.3%)
Income tax expense	10,209	14,157	(3,948)	(27.9%)
Interest expense, net	1,806	691	1,115	*
Depreciation and amortization	8,690	9,379	(689)	(7.3%)
Equity-based compensation (for awards granted prior to December 31, 2018)	1,358	2,641	(1,283)	(48.6%)
Acquisition integration costs	—	1,378	(1,378)	*
Fair market value adjustment for asset classified as held for sale	—	986	(986)	*
Other	—	210	(210)	*
Adjusted EBITDA	$51,477	$64,567	$(13,090)	(20.3%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 26, 2020 was $51.5 million, a decrease of $13.1 million from the same period of the prior year. The decrease is primarily a result of lower operating income after adjusting for the effect of integration costs and the fair market value adjustment for an asset classified as held for sale incurred in the prior year. The decrease in operating income is primarily due to a decrease in sales volume and an increase in material costs. See the definition of Adjusted EBITDA below for additional information regarding the definition and use of this metric.

The Company defines Adjusted EBITDA as net income or loss plus: (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) equity-based compensation awards granted prior to December 31, 2018; (f) restructuring charges; (g) impairment of assets; and (h) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income, or earnings per share prepared on a U.S. GAAP basis. The Company believes that Adjusted EBITDA is commonly used by investors to evaluate its performance and that of its competitors. However, the Company’s use of Adjusted EBITDA may vary from that of others in its industry.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at September 26, 2020 totaled $390.1 million compared to $172.0 million at September 28, 2019. The increase in backlog is driven by increased demand for single-family homes. The increase in demand has resulted in order levels that have outpaced production in both the U.S. and Canada. Production levels vary widely by plant, but have, on average, returned to last year’s average production rates as of the end of September 2020. Increasing production rates to keep pace with orders is limited by individual plant capacity, time to train new employees, employee attendance, and accessibility of materials. Production may also be limited by additional instances of COVID-19 related impacts, including facility shutdowns.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended September 26, 2020 and September 28, 2019:

	Six Months Ended
(Dollars in thousands)	September 26, 2020	September 28, 2019
Net cash provided by (used in):
Operating activities	$63,842	$52,158
Investing activities	(1,334)	(9,392)
Financing activities	(8,936)	(14,829)
Effect of exchange rate changes on cash, cash equivalents	1,259	168
Net increase in cash and cash equivalents	54,831	28,105
Cash and cash equivalents at beginning of period	209,455	126,634
Cash and cash equivalents at end of period	$264,286	$154,739

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flow from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and debt payment obligations. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75 times consolidated trailing twelve-month EBITDA. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $63.8 million during the six months ended September 26, 2020 compared to $52.2 million during the six months ended September 28, 2019. The increase of $11.6 million in cash from operating activities is primarily due to increased deposits from customers, deferral of certain payroll tax obligations resulting from the CARES Act regulations, the benefit of the CEWS subsidy received, partially offset by lower net income compared to the same period of the prior year.

Cash used in investing activities was $1.3 million for the six months ended September 26, 2020 compared to $9.4 million during the six months ended September 28, 2019. The decrease in cash used for investing activities is primarily related to a decrease in capital expenditures in the current period which is primarily due to deferral of non-essential spending as well as non-recurring spending incurred in the prior year related to: (i) expansion of production capacity at the Leesville, Louisiana manufacturing facility; and (ii) investment in equipment to facilitate improvement in safety and operating efficiencies. In addition, the Company received $1.2 million of proceeds from the maturity of a Company owned life insurance policy during the second quarter of fiscal 2021.

Cash used in financing activities was $8.9 million for the six months ended September 26, 2020 compared to $14.8 million during the six months ended September 28, 2019. Cash used in financing activities during the first half of fiscal 2021 was related to net repayments on the floor plan payable of $7.6 million and payments for remittance of employee taxes associated with share based compensation programs of $1.7 million. Cash used in financing activities during the first half of fiscal 2020 was primarily related to a $10.0 million repayment on the revolving credit facility, $2.8 million net repayment on the floor plan payable, and a $2.1 million payment for remittance of employee taxes associated with share based compensation programs.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at September 26, 2020. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	October 28, 2020
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	October 28, 2020
Laurie Hough	(Principal Financial Officer)