Form 10-Q
period 2020-12-26
Skyline Champion Corp
filed 2021-02-02
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

or

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

Number of shares of common stock outstanding as of January 26, 2021: 56,638,836

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 26, 2020	March 28, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267,060	$209,455
Trade accounts receivable, net	41,325	45,733
Inventories, net	131,123	126,386
Other current assets	15,517	17,239
Total current assets	455,025	398,813
Long-term assets:
Property, plant, and equipment, net	103,826	109,291
Goodwill	173,521	173,521
Amortizable intangible assets, net	39,272	43,357
Deferred tax assets	19,516	21,812
Other noncurrent assets	34,705	34,906
Total assets	$825,865	$781,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$25,595	$33,914
Accounts payable	38,603	38,703
Other current liabilities	143,453	114,030
Total current liabilities	207,651	186,647
Long-term liabilities:
Long-term debt	39,330	77,330
Deferred tax liabilities	4,008	3,264
Other	42,681	40,144
Total long-term liabilities	86,019	120,738

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,638 and 56,665 shares issued (including 0 and 145 shares subject to restriction) as of December 26, 2020 and March 28, 2020, respectively	1,569	1,570
Additional paid-in capital	488,558	485,552
Retained earnings (accumulated deficit)	50,720	(48)
Accumulated other comprehensive loss	(8,652)	(12,759)
Total stockholders’ equity	532,195	474,315
Total liabilities and stockholders’ equity	$825,865	$781,700

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net sales	$377,581	$342,239	$973,232	$1,068,585
Cost of sales	305,797	273,338	784,652	849,594
Gross profit	71,784	68,901	188,580	218,991
Selling, general, and administrative expenses	44,286	45,237	126,466	145,354
Operating income	27,498	23,664	62,114	73,637
Interest expense, net	795	328	2,601	1,019
Other income	(180)	—	(6,993)	—
Income before income taxes	26,883	23,336	66,506	72,618
Income tax expense	5,284	6,299	15,493	20,456
Net income	$21,599	$17,037	$51,013	$52,162
Net income per share:
Basic	$0.38	$0.30	$0.90	$0.92
Diluted	$0.38	$0.30	$0.90	$0.92

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net income	$21,599	$17,037	$51,013	$52,162
Other comprehensive income:
Foreign currency translation adjustments	2,151	548	4,107	917
Total comprehensive income	$23,750	$17,585	$55,120	$53,079

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended
	December 26, 2020	December 28, 2019
Cash flows from operating activities
Net income	$51,013	$52,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,994	9,826
Amortization of intangible assets	4,082	4,069
Amortization of deferred financing fees	380	384
Fair market value adjustment for asset classified as held for sale	—	986
Equity-based compensation	4,625	6,168
Deferred taxes	3,251	4,222
(Gain) loss on disposal of property, plant, and equipment	(75)	126
Foreign currency transaction gain	(421)	(93)
Change in assets and liabilities:
Accounts receivable	4,577	15,441
Inventories	(3,388)	14,980
Prepaids and other assets	(2,239)	(6,199)
Accounts payable	(284)	(16,130)
Accrued expenses and other liabilities	33,301	(12,865)
Net cash provided by operating activities	103,816	73,077
Cash flows from investing activities
Additions to property, plant, and equipment	(4,235)	(12,110)
Proceeds from maturity of company owned life insurance policy	1,186	—
Proceeds from disposal of property, plant, and equipment	1,836	44
Proceeds from sale of held for sale asset	—	1,100
Net cash used in investing activities	(1,213)	(10,966)
Cash flows from financing activities
Changes in floor plan financing, net	(8,318)	(946)
Payments on revolving debt facility	(38,000)	(15,000)
Stock option exercises	67	109
Tax payments for equity-based compensation	(1,687)	(2,131)
Net cash used in financing activities	(47,938)	(17,968)
Effect of exchange rate changes on cash and cash equivalents	2,940	510
Net increase in cash and cash equivalents	57,605	44,653
Cash and cash equivalents at beginning of period	209,455	126,634
Cash and cash equivalents at end of period	$267,060	$171,287

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three Months Ended December 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444
Net income	—	—	—	21,599	—	21,599
Equity-based compensation	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	2,151	2,151
Balance at December 26, 2020	56,638	$1,569	$488,558	$50,720	$(8,652)	$532,195

	Nine Months Ended December 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	51,013	—	51,013
Equity-based compensation	—	—	4,625	—	—	4,625
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,619)	—	—	(1,620)
Foreign currency translation adjustments	—	—	—	—	4,107	4,107
Balance at December 26, 2020	56,638	$1,569	$488,558	$50,720	$(8,652)	$532,195

	Three Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at September 28, 2019	56,665	$1,570	$481,909	$(23,083)	$(10,246)	$450,150
Net income	—	—	—	17,037	—	17,037
Equity-based compensation	—	—	1,465	—	—	1,465
Net common stock issued under equity-based compensation plans	1	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	—	548	548
Balance at December 28, 2019	56,666	$1,570	$483,371	$(6,046)	$(9,698)	$469,197

	Nine Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	52,162	—	52,162
Equity-based compensation	—	—	6,168	—	—	6,168
Net common stock issued under equity-based compensation plans	9	1	(2,023)	—	—	(2,022)
Foreign currency translation adjustments	—	—	—	—	917	917
Balance at December 28, 2019	56,666	$1,570	$483,371	$(6,046)	$(9,698)	$469,197

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

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $6.2 million for payroll subsidies under CEWS during the nine months ended December 26, 2020. No payroll subsidy was recognized under CEWS during the three months ended December 26, 2020. The Company also recognized $0.2 million and $0.8 million during the three and nine months ended December 26, 2020 for wage subsidies under the CARES Act and other state level programs in the United States. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. As of December 26, 2020, the Company had collected all of the CEWS subsidies for which it has applied. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through December 26, 2020, the Company has deferred $11.6 million of payroll taxes that will be paid beginning in December 2021.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2021,” will end on April 3, 2021 and will include 53 weeks. References to “fiscal 2020” refer to the Company’s fiscal year ended March 28, 2020. The three and nine months ended December 26, 2020 and December 28, 2019 each included 13 weeks and 39 weeks, respectively.

Recently Adopted Accounting Pronouncements: On March 29, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.2 million in the allowance for credit loss and a corresponding decrease in retained earnings as of March 29, 2020. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. As of December 26, 2020 and March 28, 2020, accounts receivable are reflected net of reserves of $0.5 million and $0.4 million, respectively. As of December 26, 2020 and March 28, 2020, other notes receivable are reflected net of reserves of $0.4 million and $0.5 million, respectively. Changes in expected credit losses were not significant in the first nine months of fiscal 2021.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment,” which addresses concerns over the cost and complexity of the two-step impairment testing model, and removes the second step

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

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
2.	Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Raw materials	$69,664	$55,408
Work in process	19,412	17,773
Finished goods and other	42,047	53,205
Total inventories, net	$131,123	$126,386

At December 26, 2020 and March 28, 2020, reserves for obsolete inventory were $4.6 million and $4.2 million, respectively.

3.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 26, 2020 and December 28, 2019 was $3.0 million and $3.2 million, respectively. Depreciation expense for the nine months ended December 26, 2020 and December 28, 2019 was $9.0 million and $9.8 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Land and improvements	$35,525	$35,332
Buildings and improvements	87,096	87,222
Machinery and equipment	54,423	51,239
Construction in progress	1,981	1,810
Property, plant, and equipment, at cost	179,025	175,603
Less: accumulated depreciation	(75,199)	(66,312)
Property, plant, and equipment, net	$103,826	$109,291

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 26, 2020 and March 28, 2020, the Company had goodwill of $173.5 million.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 26, 2020			March 28, 2020
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$48,845	$13,261	$62,106	$48,370	$13,068	$61,438
Accumulated amortization	(16,847)	(5,987)	(22,834)	(13,118)	(4,963)	$(18,081)
Amortizable intangibles, net	$31,998	$7,274	$39,272	$35,252	$8,105	$43,357

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

During both the three months ended December 26, 2020 and December 28, 2019, amortization of intangible assets was $1.4 million. During both the nine months ended December 26, 2020 and December 28, 2019, amortization of intangible assets was $4.1 million.

5.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Customer deposits	$38,096	$22,679
Accrued volume rebates	17,876	17,469
Accrued warranty obligations	19,725	19,179
Accrued compensation and payroll taxes	35,200	27,776
Accrued insurance	14,291	11,182
Other	18,265	15,745
Total other current liabilities	$143,453	$114,030

6.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Balance at the beginning of the period	$24,460	$24,437	$24,969	$23,346
Warranty expense	9,863	10,204	24,616	29,640
Cash warranty payments	(8,808)	(9,646)	(24,070)	(27,991)
Balance at end of period	25,515	24,995	25,515	24,995
Less: noncurrent portion in other long-term liabilities	(5,790)	(4,960)	(5,790)	(4,960)
Total current portion	$19,725	$20,035	$19,725	$20,035

7.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Revolving credit facility maturing in 2023	$26,900	$64,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	39,330	77,330
Less: current portion	—	—
Total long-term debt	$39,330	$77,330

The Company has an agreement with a syndicate of banks that provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million (“Credit Agreement”). The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate on borrowings under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At December 26, 2020 the interest rate on borrowings under the Credit Agreement was 1.7%. At December 26, 2020, letters of credit issued under the Credit Agreement totaled $33.9 million and total available borrowings were $39.2 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 26, 2020, including related costs and fees, was 2.19%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of December 26, 2020.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At December 26, 2020 and March 28, 2020, the Company had outstanding borrowings on floor plan financing agreements of $25.6 million and $33.9 million, respectively. Total credit line capacity provided under the agreements was $49.0 million as of December 26, 2020. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

8.	Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and nine months ended December 26, 2020 and December 28, 2019:

	Three Months Ended December 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$332,200	$26,351	$—	$358,551
Commercial	4,158	—	—	4,158
Transportation	—	—	14,872	14,872
Total	$336,358	$26,351	$14,872	$377,581

	Nine Months Ended December 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$857,028	$66,104	$—	$923,132
Commercial	11,549	—	—	11,549
Transportation	—	—	38,551	38,551
Total	$868,577	$66,104	$38,551	$973,232

	Three Months Ended December 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$304,568	$22,809	$—	$327,377
Commercial	250	—	—	250
Transportation	—	—	14,612	14,612
Total	$304,818	$22,809	$14,612	$342,239

	Nine Months Ended December 28, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$944,472	$72,916	$—	$1,017,388
Commercial	4,781	—	—	4,781
Transportation	—	—	46,416	46,416
Total	$949,253	$72,916	$46,416	$1,068,585

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9.	Leases

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

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019
Operating lease expense	$1,362	$1,359
Short-term lease expense	266	402
Total lease expense	$1,628	$1,761

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019
Operating lease expense	$4,102	$4,234
Short-term lease expense	1,251	1,005
Total lease expense	$5,353	$5,239

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheets are below:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Right-of-use assets under operating leases:
Other long-term assets	$12,515	$14,808
Lease obligations under operating leases:
Other current liabilities	$4,305	$4,789
Other long-term liabilities	8,210	10,019
Total lease obligation	$12,515	$14,808

Maturities of lease obligations as of December 26, 2020, are shown below:

(Dollars in thousands)	December 26, 2020
Fiscal 2021 (1)	$1,294
Fiscal 2022	4,694
Fiscal 2023	3,754
Fiscal 2024	1,803
Fiscal 2025	1,124
Thereafter	1,879
Total undiscounted cash flows	14,548
Less: imputed interest	(2,033)
Lease obligations under operating leases	$12,515
(1)	For remaining period in fiscal year.

The weighted-average lease term and discount rate for operating leases are shown below:

December 26, 2020
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	5.5

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

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

Cash flow information related to operating leases is shown below:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,430	$1,711
Operating cash flows:
Cash paid related to operating lease obligations	$4,255	$4,262

10.	Income Taxes

For the three months ended December 26, 2020 and December 28, 2019, the Company recorded $5.3 million and $6.3 million of income tax expense and had an effective tax rate of 19.7% and 27.0%, respectively. For the nine months ended December 26, 2020 and December 28, 2019, the Company recorded $15.5 million and $20.5 million of income tax expense and had an effective tax rate of 23.3% and 28.2%, respectively. During the three months ended December 26, 2020, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2018 and 2019 that resulted in the recognition of a tax benefit of $1.7 million.

The Company’s effective tax rate for both the three and nine months ended December 26, 2020 and December 28, 2019 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

At December 26, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

11.	Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-based restricted share awards were considered participating securities prior to the completion of the vesting period. The vesting for these time-based shares was completed in the second quarter of fiscal 2021. Diluted earnings per common share is computed based on the more dilutive of: (i) the two class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

During the nine months ended December 26, 2020, and the three and nine months ended December 28, 2019, the two-class method was more dilutive. The two-class method was not applicable to the computation for the three months ended December 26, 2020 as the time-vested restricted share awards were fully vested and no longer considered participating securities during the period. Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the three and nine months ended December 26, 2020 totaled 0.2 million. There were no antidilutive securities in the three and nine months ended December 28, 2019.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
(Dollars and shares in thousands, except per share data)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Numerator:
Net income	$21,599	$17,037	$51,013	$52,162
Undistributed earnings allocated to participating securities	—	(44)	(62)	(196)
Net income attributable to the Company's common shareholders	$21,599	$16,993	$50,951	$51,966
Denominator:
Basic weighted-average shares outstanding	56,702	56,521	56,630	56,457
Dilutive securities	288	267	253	248
Diluted weighted-average shares outstanding	56,990	56,788	56,883	56,705

Basic net income per share	$0.38	$0.30	$0.90	$0.92
Diluted net income per share	$0.38	$0.30	$0.90	$0.92

12.	Segment Information

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019

Net sales:
U.S. Factory-built Housing	$336,358	$304,818	$868,577	$949,253
Canadian Factory-built Housing	26,351	22,809	66,104	72,916
Corporate/Other	14,872	14,612	38,551	46,416
Consolidated net sales	$377,581	$342,239	$973,232	$1,068,585
Operating income:
U.S. Factory-built Housing EBITDA	$35,538	$33,165	$88,628	$104,624
Canadian Factory-built Housing EBITDA	2,933	1,786	13,790	9,085
Corporate/Other EBITDA	(6,407)	(6,771)	(20,235)	(26,177)
Other income	(180)	—	(6,993)	—
Depreciation	(3,025)	(3,171)	(8,994)	(9,826)
Amortization	(1,361)	(1,345)	(4,082)	(4,069)
Consolidated operating income	$27,498	$23,664	$62,114	$73,637
Depreciation:
U.S. Factory-built Housing	$2,378	$2,659	$7,167	$8,365
Canadian Factory-built Housing	246	255	609	744
Corporate/Other	401	257	1,218	717
Consolidated depreciation	$3,025	$3,171	$8,994	$9,826
Amortization of intangible assets:
U.S. Factory-built Housing	$1,361	$1,345	$4,082	$4,069
Canadian Factory-built Housing	—	—	—	—
Corporate/Other	—	—	—	—
Consolidated amortization of intangible assets	$1,361	$1,345	$4,082	$4,069
Capital expenditures:
U.S. Factory-built Housing	$1,234	$1,981	$3,173	$9,483
Canadian Factory-built Housing	312	414	554	842
Corporate/Other	137	306	508	1,785
Consolidated capital expenditures	$1,683	$2,701	$4,235	$12,110

(Dollars in thousands)			December 26, 2020	March 28, 2020
Total Assets:
U.S. Factory-built Housing (1)			$482,043	$491,110
Canadian Factory-built Housing (1)			77,113	56,760
Corporate/Other (1)			266,709	233,830
Consolidated total assets			$825,865	$781,700

(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13.	Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Excluding the resale value of the homes, the contingent repurchase obligation as of December 26, 2020 was estimated to be $148.8 million. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements and historical loss experience, as well as current economic conditions and forecasts that affect the potential loss exposure, a loss reserve of $0.9 million and $1.0 million was recorded as of December 26, 2020 and March 28, 2020, respectively. Losses incurred on homes repurchased were not significant during the three or nine month periods ended December 26, 2020 or December 28, 2019.

At December 26, 2020, the Company was contingently obligated for $33.9 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $21.0 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Credit Agreement. The Company was also contingently obligated for $34.3 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

For the nine months ended December 26, 2020, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD-code construction standard in the U.S. Industry shipments of HUD-code homes were

86,769 during the eleven months ended November 30, 2020 compared to 87,897 units shipped in same period of the prior year. The Company’s HUD market share during the eleven-month period ended November 30, 2020 was 15.7% versus 17.1% in the comparable period of the prior year. Annual industry shipments have generally increased each calendar year since 2009 when only 50,000 HUD code manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD code manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

For the nine months ended December 26, 2020, approximately 17% of the Company’s U.S. manufacturing sales were modular. The industry historically reported U.S. modular market shipments quarterly and three months in arrears. However, reporting of industry shipment data is unavailable, and is expected to remain unavailable for the foreseeable future. Industry shipments of modular homes in the U.S. were 14,690 in calendar year 2019. The Company’s modular market share during this period was 13.9%.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members and social distancing protocols. As of December 26, 2020, only one manufacturing facility remained temporarily idled due to labor availability constraints. During the second and third quarters of fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism.  In the third quarter of fiscal 2021, the Company was able to increase daily production rates over the levels achieved in the prior year period as direct labor staffing levels increased and production efficiencies improved. As of December 26, 2020, availability of labor and certain materials have improved compared to earlier in fiscal 2021, but remain subject to disruption and uncertainty. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

Since the start of the fiscal year, the Company’s retail operations have adjusted their operating procedures to comply with local and state mandates; and have generally remained open but have shifted physical visits to a larger on-line presence. The Company consolidated its retail footprint by closing three retail sales centers during the second quarter of fiscal 2021 in an effort to optimize costs while taking advantage of an increase in distribution through digital marketing efforts. We have strong local independent retailers to serve customers in those areas.

In response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $2.2 million of expense related to those extended benefits. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provides a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $6.2 million for payroll subsidies under CEWS during the nine months ended December 26, 2020. No payroll subsidy was recognized under CEWS during the three months ended December 26, 2020. The Company also recognized $0.2 million and $0.8 million during the three and nine months ended December 26, 2020 for wage subsidies under the CARES Act and other state level programs in the United States. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through December 26, 2020, the Company has deferred $11.6 million of payroll taxes that will be paid beginning in December 2021.

UNAUDITED INCOME STATEMENTS FOR THE THIRD QUARTER OF FISCAL 2021 VS. 2020

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019

Results of Operations Data:
Net sales	$377,581	$342,239
Cost of sales	305,797	273,338
Gross profit	71,784	68,901
Selling, general, and administrative expenses	44,286	45,237
Operating income	27,498	23,664
Interest expense, net	795	328
Other income	(180)	—
Income before income taxes	26,883	23,336
Income tax expense	5,284	6,299
Net income	$21,599	$17,037

Reconciliation of Adjusted EBITDA:
Net income	$21,599	$17,037
Income tax expense	5,284	6,299
Interest expense, net	795	328
Depreciation and amortization	4,386	4,516
Equity-based compensation (for awards granted prior to December 31, 2018)	—	965
Acquisition integration costs	—	560
Other	—	40
Adjusted EBITDA	$32,064	$29,745
As a percent of net sales:
Gross profit	19.0%	20.1%
Selling, general, and administrative expenses	11.7%	13.2%
Operating income	7.3%	6.9%
Net income	5.7%	5.0%
Adjusted EBITDA	8.5%	8.7%

NET SALES

The following table summarizes net sales for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Net sales	$377,581	$342,239	$35,342	10.3%
U.S. manufacturing and retail net sales	$336,358	$304,818	$31,540	10.3%
U.S. homes sold	5,343	5,033	310	6.2%
U.S. manufacturing and retail average home selling price	$63.0	$60.6	$2.4	4.0%
Canadian manufacturing net sales	$26,351	$22,809	$3,542	15.5%
Canadian homes sold	318	276	42	15.2%
Canadian manufacturing average home selling price	$82.9	$82.6	$0.3	0.4%
Corporate/Other net sales	$14,872	$14,612	$260	1.8%
U.S. manufacturing facilities in operation at end of period*	33	33
U.S. retail sales centers in operation at end of period	18	21
Canadian manufacturing facilities in operation at end of period	5	5

*One of the Company’s manufacturing facilities is temporarily idled as of December 26, 2020, but still considered operational.

Net sales for the three months ended December 26, 2020 were $377.6 million, an increase of $35.3 million, or 10.3% over the three months ended December 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $31.5 million, or 10.3%. The increase was due to an increase in the number of homes sold of 6.2% and an increase in average home selling price of 4.0%. The increase in the number of homes sold is due to strong demand which has resulted in increased production levels at many of Company’s manufacturing locations. The average selling price increased due to pricing actions enacted in response to rising material costs, partially offset by a shift in product mix. Product mix fluctuations result from consumer preferences regarding the sizes and styles of homes selected for purchase, options and upgrade packages, as well as regional housing dynamics.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $3.5 million, or 15.5% for the three months ended December 26, 2020 compared to the same period in the prior year, primarily due to a 15.2% increase in the number of homes sold and an increase of 0.4% in the average home selling price. The increase in the number of homes sold is due to stronger demand compared to the same period last year which has resulted in increased production levels at the Company’s Canadian manufacturing locations. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.1 million due to fluctuations in the translation of Canadian dollar to the U.S. dollar during the third quarter of fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended December 26, 2020, net sales increased $0.3 million, or 1.8%. The increase was primarily attributable to higher net sales in the Company’s transportation business from increased manufactured home and RV shipments.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$62,943	$61,200	$1,743	2.8%
Canadian Factory-built Housing	5,372	4,512	860	19.1%
Corporate/Other	3,469	3,189	280	8.8%
Total gross profit	$71,784	$68,901	$2,883	4.2%
Gross profit as a percent of net sales	19.0%	20.1%

Gross profit as a percent of sales during the three months ended December 26, 2020 was 19.0% compared to 20.1% during the three months ended December 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $1.7 million, or 2.8%, during the three months ended December 26, 2020 compared to the same period in the prior year primarily due to increased sales volume. Gross profit as a percent of segment net sales was 18.7% for the three months ended December 26, 2020 compared to 20.1% in the same period of the prior year primarily due to increased material costs caused by market volatility in certain commodities including forest products, partially offset by direct labor efficiencies and increased leverage of fixed costs caused by higher sales volumes.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $0.9 million, or 19.1% during the three months ended December 26, 2020 compared to the same period in the prior year. Gross profit as a percent of net sales was 20.4% for the three months ended December 26, 2020, compared to 19.8% in the same period of the prior year. The increase is primarily due to higher sales volume, as well as pricing actions taken to offset material cost inflation.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.3 million, or 8.8%, during the three months ended December 26, 2020 compared to the same period of the prior year, primarily due to changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$31,324	$32,039	$(715)	(2.2%)
Canadian Factory-built Housing	2,682	2,980	(298)	(10.0%)
Corporate/Other	10,280	10,218	62	0.6%
Total selling, general, and administrative expenses	$44,286	$45,237	$(951)	(2.1%)
Selling, general, and administrative expense as a percent of net sales	11.7%	13.2%

Selling, general, and administrative expenses were $44.3 million for the three months ended December 26, 2020, a decrease of $1.0 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $0.7 million, or 2.2%, during the three months ended December 26, 2020 as compared to the same period in the prior year. As a percent of segment net sales, selling, general, and administrative expenses decreased to 9.3% for the three months ended December 26, 2020 compared to 10.5% during the comparable period of the prior year. The decrease resulted from a reduction in costs for travel and marketing-related expenses partially offset by increased sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.3, or 10.0%, million for three months ended December 26, 2020 when compared to the same period of the prior year. As a percent of segment net sales, selling, general, and administrative expenses for the Canadian segment was 10.2% and 13.1% for the three months ended December 26, 2020 and December 28, 2019, respectively. The decrease as a percentage of net sales was a result of increased leverage of fixed costs due to increased sales volumes.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $0.1 million, or 0.6%, during the three months ended December 26, 2020 as compared to the same period of the prior year. Increases in professional fees and other administrative costs were mostly offset by a reduction in equity compensation expense and integration costs from the 2018 combination of Skyline Corporation and the operating assets of Champion Enterprises Holding, LLC (the “2018 Combination”).

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Interest expense	$946	$1,111	$(165)	(14.9%)
Less: Interest income	151	783	(632)	(80.7%)
Interest expense, net	$795	$328	$467	142.4%
Average outstanding floor plan payable	$24,304	$32,178
Average outstanding long-term debt	$64,663	$42,663

Interest expense, net was $0.8 million for the three months ended December 26, 2020, an increase of $0.5 million compared to the same period of the prior year. The net increase in expense was due to a reduction in interest income earned on the Company’s cash balances invested in short-term facilities and reduced interest expense on the Company’s borrowings, both due to a reduction in interest rates.

OTHER INCOME

The following table summarizes other income for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Other income	$(180)	$—	$(180)	100.0%

Other income for the three months ended December 26, 2020 related to payroll tax subsidies provided by certain U.S. government sponsored financial assistance programs enacted in response to the pandemic.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Income tax expense	$5,284	$6,299	$(1,015)	(16.1%)
Effective tax rate	19.7%	27.0%

Income tax expense for the three months ended December 26, 2020 was $5.3 million, representing an effective tax rate of 19.7%, compared to income tax expense of $6.3 million, representing an effective tax rate of 27.0%, for the three months ended December 28, 2019. During the third quarter of fiscal 2021, the Company completed a U.S. R&D tax credit study for the years 2018 and 2019 that resulted in recognition of a tax benefit of $1.7 million. The change in the effective tax rate for the three months ended December 26, 2020 compared with the same period of the prior year, was primarily due to an increase in tax credits, certain U.S. tax law changes and results in foreign jurisdictions.

The Company’s effective tax rate for both the three months ended December 26, 2020 and December 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 26, 2020 and December 28, 2019:

	Three Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change
Net income	$21,599	$17,037	$4,562	26.8%
Income tax expense	5,284	6,299	(1,015)	(16.1%)
Interest expense, net	795	328	467	*
Depreciation and amortization	4,386	4,516	(130)	(2.9%)
Equity-based compensation (for awards granted prior to December 31, 2018)	—	965	(965)	*
Acquisition integration costs	—	560	(560)	*
Other	—	40	(40)	*
Adjusted EBITDA	$32,064	$29,745	$2,319	7.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 26, 2020 was $32.1 million, an increase of $2.3 million from the same period of the prior year. The increase is primarily a result of higher operating income after adjusting for the effect of integration costs and equity-based compensation incurred in the prior year. The increase in operating income is primarily due to increased sales volume. See the definition of Adjusted EBITDA below for additional information regarding the definition and use of this metric.

UNAUDITED INCOME STATEMENTS FOR THE FIRST NINE MONTHS OF FISCAL 2021 VS. 2020

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019

Results of Operations Data:
Net sales	$973,232	$1,068,585
Cost of sales	784,652	849,594
Gross profit	188,580	218,991
Selling, general, and administrative expenses	126,466	145,354
Operating income	62,114	73,637
Interest expense, net	2,601	1,019
Other income	(6,993)	—
Income before income taxes	66,506	72,618
Income tax expense	15,493	20,456
Net income	$51,013	$52,162

Reconciliation of Adjusted EBITDA:
Net income	$51,013	$52,162
Income tax expense	15,493	20,456
Interest expense, net	2,601	1,019
Depreciation and amortization	13,076	13,895
Equity-based compensation (for awards granted prior to December 31, 2018)	1,358	3,606
Acquisition integration costs	—	1,938
Fair market value adjustment for asset classified as held for sale	—	986
Other	—	250
Adjusted EBITDA	$83,541	$94,312
As a percent of net sales:
Gross profit	19.4%	20.5%
Selling, general, and administrative expenses	13.0%	13.6%
Operating income	6.4%	6.9%
Net income	5.2%	4.9%
Adjusted EBITDA	8.6%	8.8%

NET SALES

The following table summarizes net sales for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Net sales	$973,232	$1,068,585	$(95,353)	(8.9%)
U.S. manufacturing and retail net sales	$868,577	$949,253	$(80,676)	(8.5%)
U.S. homes sold	14,060	15,507	(1,447)	(9.3%)
U.S. manufacturing and retail average home selling price	$61.8	$61.2	$0.6	1.0%
Canadian manufacturing net sales	$66,104	$72,916	$(6,812)	(9.3%)
Canadian homes sold	812	872	(60)	(6.9%)
Canadian manufacturing average home selling price	$81.4	$83.6	$(2.2)	(2.6%)
Corporate/Other net sales	$38,551	$46,416	$(7,865)	(16.9%)
U.S. manufacturing facilities in operation at end of period*	33	33
U.S. retail sales centers in operation at end of period	18	21
Canadian manufacturing facilities in operation at end of period	5	5

*One of the Company’s manufacturing facilities is temporarily idled as of December 26, 2020, but still considered operational.

Net sales for the nine months ended December 26, 2020 were $973.2 million, a decrease of $95.4 million, or 8.9% over the nine months ended December 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $80.7 million, or 8.5%. The decrease was primarily due to a decrease in the number of homes sold during the nine months ended December 26, 2020 of 9.3%, partially offset by an increase in the average home selling price of 1.0%. U.S. housing sales volumes were severely impacted by COVID-19-related factors in the first few months of the fiscal year. Production facilities operated at reduced levels as compared to the prior year due to employee hiring constraints, social-distancing protocols and, in some areas, reduced demand. Production and demand levels began to return to more normal pre-COVID-19 levels during the second quarter and production levels have continued to increase during the third quarter. The average home selling price increased due to a shift in product mix versus the same period last year.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $6.8 million, or 9.3% for the nine months ended December 26, 2020 compared to the same period in the prior year, primarily due to a 6.9% decrease in the number of homes sold, coupled with a 2.6% decrease in average home selling price. The decrease in volume was due to reduced demand and production primarily from oil-related demand drivers and the impacts of COVID-19 for first few months of the fiscal year. Production and demand levels began to return to more normal pre-COVID-19 levels during the second quarter and production levels have continued to increase during the third quarter. The decrease in average selling price is due to a shift in product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.9 million due to fluctuations in the translation of Canadian dollar to the U.S. dollar during the first nine months of fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended December 26, 2020, net sales decreased $7.9 million, or 16.9%. The decrease was primarily attributable to lower net sales as a result of lower shipments caused by COVID-19-related manufacturing shutdowns in both the RV and manufactured housing industries experienced mainly in the U.S. Midwest and Northeast regions in the first few months of the fiscal year. As production in the RV and manufactured housing industries started to normalize to pre-COVID-19 levels, shipments of these products also started to increase during the second and third quarters of fiscal 2021.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$165,899	$194,876	$(28,977)	(14.9%)
Canadian Factory-built Housing	12,941	15,091	(2,150)	(14.2%)
Corporate/Other	9,740	9,024	716	7.9%
Total gross profit	$188,580	$218,991	$(30,411)	(13.9%)
Gross profit as a percent of net sales	19.4%	20.5%

Gross profit as a percent of sales during the nine months ended December 26, 2020 was 19.4% compared to 20.5% during the nine months ended December 28, 2019. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $29.0 million, or 14.9%, during the nine months ended December 26, 2020 compared to the same period in the prior year. Gross profit was 19.1% as a percent of segment net sales for the nine months ended December 26, 2020 compared to 20.5% in the same period of the prior year. The decrease in gross profit is due to increased material costs from market volatility in certain commodities, primarily forest products, reduced leverage of manufacturing fixed costs caused by reduced sales volumes, as well as the supplemental COVID-19-related sick pay and health benefits provided to employees totaling approximately $2.2 million.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $2.2 million, or 14.2% during the nine months ended December 26, 2020 compared to the same period in the prior year primarily due to lower sales volume. Gross profit as a percent of net sales was 19.6% for the nine months ended December 26, 2020, compared to 20.7% in the same period of the prior year due to increased material costs from market volatility in certain commodities, primarily forest products, and reduced leverage of manufacturing fixed costs caused by reduced sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.7 million, or 7.9%, during the nine months ended December 26, 2020 compared to the same period of the prior year, primarily due to increased net sales in the Company’s transportation operations. Gross profit improved as a percent of segment net sales to 25.3% from 19.4% as a result of changes in revenue mix and expansion of storage offerings.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$89,301	$102,686	$(13,385)	(13.0%)
Canadian Factory-built Housing	5,971	6,749	(778)	(11.5%)
Corporate/Other	31,194	35,919	(4,725)	(13.2%)
Total selling, general, and administrative expenses	$126,466	$145,354	$(18,888)	(13.0%)
Selling, general, and administrative expense as a percent of net sales	13.0%	13.6%

Selling, general, and administrative expenses were $126.5 million for the nine months ended December 26, 2020, a decrease of $18.9 million compared to the same period in the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $13.4 million, or 13.0%, during the nine months ended December 26, 2020 as compared to the same period in the prior year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 10.3% for the nine months ended December 26, 2020 compared to 10.8% during the comparable period of the prior year. The decrease in selling, general, and administrative expenses resulted from a combination of factors which include: (i) a reduction in travel and trade show expenses; (ii) lower sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; and (iii) lower wage expense from headcount reductions and furloughs in response to COVID-19.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.8 million, or 11.5%, for the nine months ended December 26, 2020 when compared to the same period of the prior year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 9.0% for the nine months ended December 26, 2020 compared to 9.3% during the comparable period of the prior year. The decrease in selling, general, and administrative expenses resulted from a reduction in travel and other administrative costs, as well as lower wage expense from headcount reductions and furloughs in response to COVID-19.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $4.7 million, or 13.2%, during the nine months ended December 26, 2020 as compared to the same period of the prior year. The decrease is due to a reduction in equity compensation costs, incentive and travel expenses as well as no longer incurring costs related to integration activities from the 2018 Combination, and a fair value adjustment of an asset classified as held for sale recorded in the prior year.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Interest expense	$3,007	$3,577	$(570)	(15.9%)
Less: Interest income	406	2,558	(2,152)	(84.1%)
Interest expense, net	$2,601	$1,019	$1,582	155.3%
Average outstanding floor plan payable	$27,560	$31,880
Average outstanding long-term debt	$73,108	$47,663

Interest expense, net was $2.6 million for the nine months ended December 26, 2020, an increase of $1.6 million compared to the same period of the prior year. The net increase in expense was primarily due to higher average revolver balances combined with a reduction of interest income earned on the Company’s cash balances invested in short-term facilities and reduced interest expense on the Company’s borrowings, both due to a reduction in interest rates.

OTHER INCOME

The following table summarizes other income for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Other income	$(6,993)	$—	$(6,993)	100.0%

Other income for the nine months ended December 26, 2020 was $7.0 million which was a result of wage subsidies provided by government sponsored financial assistance programs that were enacted in responses to the COVID-19 pandemic. The programs included a Canadian wage subsidy benefit of $6.2 million and U.S. federal and state wage subsidy benefits of $0.8 million.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Income tax expense	$15,493	$20,456	$(4,963)	(24.3%)
Effective tax rate	23.3%	28.2%

Income tax expense for the nine months ended December 26, 2020 was $15.5 million, representing an effective tax rate of 23.3%, compared to income tax expense of $20.5 million, representing an effective tax rate of 28.2% for the nine months ended December 28, 2019. During the third quarter of fiscal 2021, the Company completed a U.S. R&D tax credit study for the years 2018 and 2019 that resulted in recognition of a tax benefit of $1.7 million. The change in the effective tax rate for the nine months ended December 26, 2020 compared with the same respective period of the prior year was primarily due to an increase in tax credits, certain U.S. tax law changes and results in foreign jurisdictions.

The Company’s effective tax rate for the nine months ended December 26, 2020 and December 28, 2019 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019	$ Change	% Change

Net income	$51,013	$52,162	$(1,149)	(2.2%)
Income tax expense	15,493	20,456	(4,963)	(24.3%)
Interest expense, net	2,601	1,019	1,582	*
Depreciation and amortization	13,076	13,895	(819)	(5.9%)
Equity-based compensation (for awards granted prior to December 31, 2018)	1,358	3,606	(2,248)	(62.3%)
Acquisition integration costs	—	1,938	(1,938)	*
Fair market value adjustment for asset classified as held for sale	—	986	(986)	*
Other	—	250	(250)	*
Adjusted EBITDA	$83,541	$94,312	$(10,771)	(11.4%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 26, 2020 was $83.5 million, a decrease of $10.8 million from the same period of the prior year. The decrease is primarily a result of lower operating income after adjusting for the effects of integration costs and the fair market value adjustment for an asset classified as held for sale incurred in the prior year. The decrease in operating income is primarily due to a decrease in sales volume and a decrease in gross margin, partially offset by lower SG&A expenses.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 26, 2020 totaled $488.5 million compared to $133.1 million at December 28, 2019. The increase in backlog is driven by increased demand for single-family homes which has resulted in order levels that have significantly outpaced production in both the U.S. and Canada. Production levels vary widely by plant, but have, on average, surpassed last year’s average production rates throughout the third quarter of fiscal 2021. Increasing production rates to keep pace with orders is limited by individual plant capacity, time to train new employees, employee attendance and accessibility of materials. Production may also be limited by additional instances of COVID-19 related impacts, including intermittent facility shutdowns.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 26, 2020 and December 28, 2019:

	Nine Months Ended
(Dollars in thousands)	December 26, 2020	December 28, 2019
Net cash provided by (used in):
Operating activities	$103,816	$73,077
Investing activities	(1,213)	(10,966)
Financing activities	(47,938)	(17,968)
Effect of exchange rate changes on cash, cash equivalents	2,940	510
Net increase in cash and cash equivalents	57,605	44,653
Cash and cash equivalents at beginning of period	209,455	126,634
Cash and cash equivalents at end of period	$267,060	$171,287

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flow from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and debt payment obligations. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75 times of the consolidated trailing twelve-month EBITDA. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $103.8 million during the nine months ended December 26, 2020 compared to $73.1 million during the nine months ended December 28, 2019. The increase of $30.7 million in cash from operating activities is primarily due to increased deposits from customers, deferral of certain payroll tax obligations resulting from the CARES Act regulations, and the benefit of the CEWS subsidy received, partially offset by slightly lower net income compared to the same period of the prior year.

Cash used in investing activities was $1.2 million for the nine months ended December 26, 2020 compared to $11.0 million during the nine months ended December 28, 2019. The decrease in cash used for investing activities is primarily related to a decrease in capital expenditures in the current period which is primarily due to deferral of non-essential spending as well as non-recurring spending incurred in the prior year related to: (i) expansion of production capacity at the Leesville, Louisiana manufacturing facility; and (ii) investment in equipment to facilitate improvement in safety and operating efficiencies. In addition, the Company received $1.2 million of proceeds from the maturity of a Company owned life insurance policy and $1.8 million of proceeds from the sale of fixed assets during fiscal 2021. The Company received proceeds of $1.1 million from the disposition of a held for sale property in fiscal 2020.

Cash used in financing activities was $47.9 million for the nine months ended December 26, 2020 compared to $18.0 million during the nine months ended December 28, 2019. Cash used in financing activities during the first nine months of fiscal 2021 was related to a $38.0 million repayment on the revolving credit facility, net repayments of the floor plan payable balance of $8.3 million and payments for remittance of employee taxes associated with share-based compensation programs of $1.7 million. Cash used in financing activities during the first nine months of fiscal 2020 was primarily related to $15.0 million of repayments on the revolving credit facility, a $2.1 million payment for remittance of employee taxes associated with share-based compensation programs and a $0.9 million net repayment of the floor plan payable balance.

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

•	the impact of recent political instability and social unrest on economic conditions generally;
•	the cyclicality and seasonality of the housing industry and its sensitivity to changes in general economic or other business conditions;
•	demand fluctuations in the housing industry;
•	supply-related issues;
•	labor-related issues;
•	the possible unavailability of additional capital when needed;
•	competition and competitive pressures;
•	changes in consumer preferences for our products or our failure to gauge those preferences;
•	quality problems, including the quality of parts sourced from suppliers and related liability and reputational issues;
•	data security breaches, cybersecurity attacks, and other information technology disruptions, exacerbated by the COVID-19 pandemic;
•	the extensive regulation affecting the production and sale of factory-built housing and the effects of possible changes in laws with which we must comply;
•	the potential impact of natural disasters on sales and raw material costs;
•	the risks associated with possible mergers and acquisitions;
•	the prices and availability of materials;
•	periodic inventory adjustments by, and changes to relationships with, independent retailers;
•	changes in interest and foreign exchange rates;
•	insurance coverage and cost issues;
•	the possibility that all or part of our goodwill might become impaired;
•	the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks; and
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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the company’s disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 26, 2020. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2020.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	February 2, 2021
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	February 2, 2021
Laurie Hough	(Principal Financial Officer)