Form 10-K
period 2021-04-03
Skyline Champion Corp
filed 2021-05-26
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2021

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

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $1,474,876,072 (computed by reference to the closing sales price of the Registrant’s common stock as of September 25, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 14, 2021: 56,639,614

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2021 Annual Meeting of Shareholders to be held on August 3, 2021 and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

PART I

Cautionary Statement About Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K (this “Annual Report”) that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “could”, “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in our forward-looking statements, including regional, national and international economic, financial, public health and labor conditions, and the following:

•	The COVID-19 pandemic, which has had, and could continue to have, significant adverse effects on us;
•	supply-related issues, including prices and availability of materials;
•	labor-related issues;
•	the cyclicality and seasonality of the housing industry and its sensitivity to changes in general economic or other business conditions;
•	demand fluctuations in the housing industry;
•	the possible unavailability of additional capital when needed;
•	competition and competitive pressures;
•	changes in consumer preferences for our products or our failure to gauge those preferences;
•	quality problems, including the quality of parts sourced from suppliers and related liability and reputational issues;
•	data security breaches, cybersecurity attacks, and other information technology disruptions;
•	the potential disruption of operations caused by the conversion to new information systems;
•	the extensive regulation affecting the production and sale of factory-built housing and the effects of possible changes in laws with which we must comply;
•	the potential impact of natural disasters on sales and raw material costs;
•	the risks associated with mergers and acquisitions, including integration of operations and information systems;
•	periodic inventory adjustments by, and changes to relationships with, independent retailers;
•	changes in interest and foreign exchange rates;
•	insurance coverage and cost issues;
•	the possibility that all or part of our intangible assets, including goodwill, might become impaired;
•	the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks; and
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

ITEM 1. BUSINESS

General

Skyline Champion Corporation, an Indiana corporation, and its consolidated subsidiaries are referred to herein as  "Skyline Champion," "us," "we," "our," the "Company," and any other similar terms, unless otherwise indicated in this Annual Report.

We are the largest independent publicly traded factory-built housing company in North America with net sales for the year ended April 3, 2021 (“fiscal 2021”) of approximately $1.4 billion. We have more than 70 years of homebuilding experience, approximately 7,700 employees and 40 manufacturing facilities located in 19 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the multi-family, hospitality, senior and workforce housing sectors. Our facilities are strategically located to serve strong markets in the United States and western Canada. We operated 12 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2021, as well as 17 manufacturing facilities in the ten states with the greatest growth in the number of manufactured homes shipped in the last ten years. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2020:

•Number two position in the manufactured housing market segment in the United States

•Number one modular builder in the United States

•A leading position in western Canada

•A leading position in park model RV sales

We believe our market leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail and logistics businesses. Our market share in the United States manufactured housing market segment has increased from approximately 8% in the beginning of fiscal 2011 to approximately 17% in fiscal 2021 based on total number of units produced. In the broader housing market, our market share is approximately 2%.

We design and build a range of manufactured and modular homes, park model RVs, ADUs, and commercial structures. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our award-winning product designs, we seek to meet the needs of our localized customers, while also providing them with an array of pre-designed options. Our leading brands are marketed and distributed through a network of independent and company-owned retailers, community operators, government agencies, and commercial developers. We build homes under some of the most well-known brand names in the factory-built housing industry including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home building business, we operate a factory-direct manufactured home retail business, Titan Factory Direct, with 18 sales centers spanning the southern United States, and Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

Corporate Information

On June 1, 2018, Skyline Champion Corporation (formerly known as Skyline Corporation), and Champion Enterprises Holdings, LLC (“Champion Holdings”) combined their operations pursuant to the Share Contribution & Exchange Agreement (the “Exchange Agreement”), dated as of January 5, 2018, by and between Skyline Corporation and Champion Holdings. Pursuant to the Exchange Agreement, Champion Holdings contributed to Skyline Corporation all of the issued and outstanding shares of capital stock of Champion Holdings’ wholly owned operating subsidiaries, Champion Home Builders, Inc. (“CHB”), and CHB International B.V. (“CIBV”) (the shares of stock of CHB and CIBV contributed to Skyline Corporation, the “Contributed Shares”), and in exchange for the Contributed Shares, Skyline Corporation issued to the members of Champion Holdings, in the aggregate, 47,752,008 shares of Skyline Corporation common stock, $0.0277 par value per share (such issuance, the “Shares Issuance”). The contribution of the Contributed Shares by Champion Holdings to the Corporation, and the Shares Issuance by Skyline Corporation to the members of Champion Holdings are collectively referred to herein as the “Exchange.”

The Exchange was treated as a purchase of the Company by Champion Holdings for accounting and financial reporting purposes. As a result, the financial results for all periods presented prior to the Exchange are comprised solely of the results of Champion Holdings.

Our principal executive offices are located at 755 West Big Beaver Road, Suite 1000, Troy, Michigan 48084. Our website is located at www.skylinechampion.com. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report. We make available, as soon as reasonably practicable, on our website, all of the reports required to be filed with the Securities and Exchange Commission (“SEC”).  Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.

Business Strategy

We will continue to pursue opportunities to grow our revenue and earnings by constructing quality-built, sustainable, and innovatively designed homes and other modular structures in an environmentally friendly, factory setting. In connection with executing this business strategy, we are focused on the following four initiatives:

•	Increasing the operating capacity and profitability of our existing facilities
•	Investing in our customers’ online digital experience
•	Implementing production automation and enterprise-wide digital technology
•	Continuing a balanced organic and acquisition-based growth strategy

Increasing the Operating Capacity and Profitability of our Existing Facilities

We are currently focused on a number of ongoing operational initiatives to further enhance our operating margins and increase production capacity including:

•	refining our product floor plan designs and options to offer “designed flexibility” to our customers;
•

executing on continuous improvement initiatives related to identified procurement, operational and labor cost saving opportunities as well as streamlining overlapping functions; enhancing the efficiency and sustainability of our products through value-adding material substitution; and

•	standardizing our manufacturing processes and employing metrics-driven accountability measures across all of our facilities.

Investing in our Customers’ Online Digital Experience

The Company continues to invest in the design and testing of enhanced digital offerings. We are in the process of creating an end-to-end platform where consumers can design, configure, price and order their homes online which we believe will ultimately drive revenue growth for Skyline Champion and our channel partners. During the COVID-19 pandemic, we have seen tremendous online interest from consumers and believe use of a digital platform to customize and purchase homes will continue to grow.

Implementing Production Automation and Enterprise-wide Digital Technology

•	We are researching and installing production automation technology to mitigate reliance on direct labor, reduce material waste, and improve the precision of our construction processes.
•

In conjunction with our enhanced digital offering for the customer experience, we are moving to an enterprise-wide, cloud based integrated platform. This enhanced technology will offer real-time analytics for improved decision making and will facilitate additional improvements in our manufacturing operations.

Continuing a Balanced Organic and Acquisition-Based Growth Strategy

On February 28, 2021, we acquired ScotBilt Homes, LLC and related companies from SHI Group Holdings, Inc. (collectively, “ScotBilt”). In calendar 2020, ScotBilt shipped over 1,600 homes from its two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. ScotBilt employs approximately 400 employees in its two manufacturing facilities. We believe ScotBilt is an excellent fit for Skyline Champion given our compatible company cultures, and its strong presence in the attractive mid-south region which helps to balance our national distribution and complement our existing manufacturing footprint. The operations of ScotBilt are included in our financial results since the date of the acquisition.

In January 2021, we closed on the purchase of two idled manufacturing facilities in North Carolina, one of the strongest growth states in the U.S. We anticipate beginning production at this campus in fiscal 2023.

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

Environmental, Social and Governance (“ESG”)

We demonstrate our commitment to ESG through company-wide and plant-specific programs and through our everyday business practices when providing high-quality, yet affordable homes to U.S. and Canadian homebuyers. Manufactured and modular homes cost up to fifty percent less per square foot than conventional site-built homes, expanding the opportunity for individuals to own a home despite an ever-growing housing affordability gap.

Skyline Champion manages its operations to minimize resource consumption and environmental impacts. We continue to identify opportunities to reduce our environmental impact across our operations by reducing raw material waste, designing and constructing energy efficient homes, conserving our natural resources through recycling programs and reducing our carbon footprint by producing our homes in factories close to where our customers and employees live. Many of our U.S. manufacturing facilities are certified to produce Energy Star® energy efficient rated homes through a special EPA program for manufactured housing. Environmental sustainability is at the forefront of what we do every day.

We construct manufactured homes in controlled environments.  Our efficient construction process results in less energy usage and material waste compared to traditional site-built construction.  In many of our plants, we have transitioned to LED lighting, and we recycle insulation material, lumber, metals, paper and many other products. In the course of executing our expansion plans, we have repurposed older buildings, both revitalizing the local community and preserving vacant land.  This reduces the need for new building materials and extensive deployment of construction equipment, and thus reduces carbon emissions.

On our journey, we have launched a program to participate in reforestation.  With forestry products central to the construction of homes, we have initiated a program to plant one tree for every tree used in construction of our homes in fiscal 2022.  Reforestation contributes to the environment by replenishing forests, reducing greenhouses gases, and protecting the watershed.

As a nationwide provider of affordable housing, we have a social responsibility to not only the buyers of our homes, our retail and community customers and our employees, but also to the communities in which they live and work. Many of our manufacturing facilities participate in local programs to support programs such as Habitat for Humanity and other local charities as well as work-study programs with local community colleges and high schools.

Skyline Champion is committed to good corporate governance.  We strive to maintain strong governance practices that protect and enhance accountability for the benefit of Skyline Champion, its shareholders, customers, employees and other business stakeholders.  We regularly review and refine our governance practices and policies to align with evolving issues. Skyline Champion’s Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the Governance Documents section under the Governance tab on our website at www.skylinechampion.com. Additional information on our Corporate Governance policies can be found in our Proxy Statement filed with the SEC.

Human Capital and Diversity

The Skyline Champion team manages the business in accordance with the Company’s Core Operating Principles:

•	Build and develop exceptional teams
•	Create a safe work environment
•	Build strong relationships
•	Take pride in our craftsmanship
•	Act with integrity and respect
•	Be open and honest
•	Run the business like it is your own

We appreciate each member of the Skyline Champion team and the unique skills and diversity of thought each provides to the overall success of the Company. We strive for an inclusive environment and reward individual contributions that foster innovative ideas for improving our products and workplace. We do not tolerate discrimination or harassment of any kind including but not limited to on the basis of gender identity, race, religion, age or disabilities. We are committed to the development of our employees. The Company follows standard onboarding and training protocols for our direct labor team members and also offers management and OSHA training for our supervisors. We are committed to improving employee engagement and reducing turnover through these onboarding, training and mentoring activities. Depending on availability, our plants participate in local outreach programs and hire disadvantaged members of the local community.

We have built a diverse team with a wide range of experiences. At April 3, 2021, we employed approximately 7,700 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We offer our employees a competitive compensation package, including an array of benefits and we deem our relationship with our employees to be generally good. At April 3, 2021, our manufacturing facilities in Canada employed approximately 900 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each have separate expiration dates. We are operating under an extension and continue to negotiate for one agreement that otherwise would have expired in November 2019. The remaining agreements are set to expire in May 2021, June 2021, June 2022, and November 2022.

We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate. We have adopted a written Code of Conduct and Ethics to assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a compliance and ethics line which allows for anonymous reporting. All reports are investigated and resolved. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.

We take the health and safety of our employees seriously. We expect each employee to follow our safety standards and protocols. We added an Environmental Health and Safety team member this year to benchmark and install best practices at our plants. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition to training and development, we measure and report out on monthly safety metrics and regularly review our safety performance with our Board of Directors. In response to the COVID-19 pandemic, we implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. In fiscal 2021 in response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees.

Factory-Built Housing

A majority of our manufactured products are constructed in accordance with the regulations and rules of the U.S. Department of Housing and Urban Development (“HUD”) and the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended ("HUD code"). We produce a broad range of manufactured and modular homes under a variety of brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story, single-section, and Cape Cod style homes as well as multi-family units such as town homes, apartments, duplexes, and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and typically two full bathrooms. We also build park model RVs for resorts and campgrounds, ADUs for backyard or recreational living, and commercial modular structures, including apartments, hotels, assisted living, and student and workforce housing.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. In fiscal 2020, we introduced our Genesis brand of homes which have features similar to site-built home amenities such as porches and garages. These homes are designed to be eligible for financing programs with terms similar to traditional mortgages. We are also very active in the design and construction of energy-efficient homes.

The components and products used in factory-built housing are generally of the same quality as those used by other home builders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. Lumber and related products experienced significant cost increases in fiscal 2021, primarily as a result of COVID-19 related supply chain issues. Those issues have also impacted the availability of certain materials such as lumber, OSB, insulation and appliances. We mitigate the impact of supply chain challenges through sourcing alternative materials, where appropriate, and exploring alternative supply options. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases. Typically, a one to three-week supply of raw materials is maintained, however, during the second half of fiscal 2021, supply chain availability became more volatile causing our manufacturing operations to increase the amount of frequently used raw materials on hand versus what is typically carried.

Most completed factory-built homes have cabinets, wall coverings and electrical, heating and plumbing systems. HUD code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or directly to the home site. Homes sold to builders and developers are generally transported directly to the home site. At the home site, the home is placed on a foundation or otherwise affixed to the property and readied for occupancy, typically by setup contractors. The sections (also referred to as floors) of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks, and garages.

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

The production schedules of our homebuilding facilities are based upon customer orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their lender. Although current backlogs have on average lengthened the time to build and ship a home, orders are generally filled within 90 days of receipt. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. At April 3, 2021, we had a backlog of home orders with wholesale sales value of approximately $858.6 million. After production of a particular home has commenced, the order becomes noncancelable and the retailer is obligated to take delivery of the home.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants. In addition to our traditional channels of distribution, we are one of a limited number of manufactured homebuilders who have been approved for contracts with the Federal Emergency Management Agency (“FEMA”) and have historically provided housing assistance requirements following natural disasters and other housing emergencies.

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Titan Factory Direct brand. We maintain our company-owned retail presence through 18 retail sales centers in

Florida, Georgia, Louisiana, North Carolina, Oklahoma, and Texas. Our captive retail distribution enhances the reach of our factory-built housing products directly to the homebuyer.

Each of our full-service retail sales centers has a sales office and a variety of model homes of various sizes, floor plans, features, and prices that are displayed in a residential setting with sidewalks and landscaping. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. The collective benefits of our retail organization provide industry leadership with the expertise to be proactive to local economic conditions and ultimately provide affordable homes to value-conscious homebuyers.

During fiscal 2021, the average selling price was $63,400 for our U.S. factory-built homes and $82,300 for our homes sold through our Canadian housing segment. Manufactured home sales prices ranged from $20,000 to over $250,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $300,000, depending upon size, floor plan, features, and options.

Logistics

We operate a logistics business, Star Fleet Trucking, specializing in the transportation of manufactured homes and recreational vehicles from manufacturing facilities to retailers. Star Fleet’s delivery logistics are coordinated through dispatch terminals located throughout the U.S. Star Fleet has strong relationships with its customer base, which includes some of the largest manufactured housing companies (including our own factory-built housing operations), and recreational vehicle manufacturers in the U.S.

Market Overview

General. Since July 2020, U.S. and Canadian housing demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. Factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2020 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 95,588, 97,553 and 93,377 units during fiscal 2021, 2020, and 2019, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

Home Buyer Demographics. We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and married couples, first time home buyers, and homebuyers age 55 and older. The comparatively low cost of manufactured homes is attractive to these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured and modular homes are attractive to households with higher incomes as an alternative to rental housing and condominiums and are well suited to meet the needs of the retiree buyer in many markets.

The two largest manufactured housing consumer demographics, Millennials (generally defined as those born between 1981 – 1996) and Baby Boomers (generally defined as those born between 1946 – 1964), comprise the fastest growing populations. Millennials are generally first-time home buyers who may be attracted by the affordability and diversity of style choices of factory-built homes. Baby Boomers are similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group. More recently, we have seen a number of market trends pointing to increased sales of ADUs and urban-to-rural migration as customers accommodate working from home patterns as well as people seeking rent-to-own single-family options.

In addition, if financing availability continues to improve and related regulation continues to ease, we believe that there will be an increase in the number of prospective customers who qualify for home loans for manufactured and modular homes.

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $219.5 million as of April 3, 2021. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2021, approximately 36% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 64% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

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

Industry trade associations are working towards favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes. Many moderate-income families cannot afford to buy a home due to the increasing costs of newly constructed homes and decreasing supply of existing, affordable homes. Federal law required the GSEs to issue a regulation to implement the Duty to Serve (“DTS”) requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. FNMA and FHLMC released their final Underserved Markets Plan that describes, with specificity, the actions they will take over a three-year period to fulfill the DTS obligation. These plans became effective on January 1, 2018. The GSEs have obtained feedback from various stakeholders during their outreach efforts on advancing the underserved markets since the DTS plans became effective in 2018. Their DTS plans continue to evolve based on the feedback received and their current areas of focus are as follows: 1) purchase more loans used to finance manufactured homes titled as real property; 2) enhance current products and create new offerings; and 3) provide consumer education to help borrowers navigate both the real property and personal property markets. In 2020, the GSEs rolled out financing programs specifically for homes built to the HUD code, which include CHOICEHome® from Freddie Mac and MH Advantage® from Fannie Mae. HUD-coded homes manufactured for these programs have features comparable to site-built homes, including, drywall throughout, higher-pitch roof line, energy-efficient features, lower profile foundation, plus additional options such as a garage or carport. These products aim to promote quality manufactured homes as an acceptable alternative to site-built homes and will allow moderate-income families to purchase a manufactured home with lending terms similar to those for site-built homes. Our Genesis brand of homes are built to these specifications. We continue to work with builder/developers to cultivate strategies to bring these products to the marketplace.

The DTS plans also explored the potential for the GSEs to provide liquidity to the chattel lending market, first through a limited pilot and then through an ongoing program. The GSEs could potentially serve as additional sources of funding as there is unmet demand in the chattel loan industry, and GSE involvement could increase volume substantially. Freddie Mac has made the decision to suspend activities on pursuing a pilot on manufactured homes titled as personal property and instead allocate resources on pursuing activities including loan purchases of manufactured homes titled as real property. The Fannie Mae DTS plan still includes a provision indicating that they are exploring a pilot to establish a secondary market for chattel or home-only loans. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to home buyers. Separate from the GSE involvement in chattel markets, there have been four secondary market chattel private placement offerings over the last two years. Although some limited progress has been made in this area, a meaningful positive impact in the form of increased home orders has yet to be realized.

Competition

The housing industry is highly competitive based upon several factors, including price, product features, reputation for service and quality, depth of distribution or location, and financing. Capital requirements for entry into the industry are relatively low.

Factory-built housing is also very competitive. According to MHI, in March 2021, there were 33 producers of manufactured homes in the U.S. operating an estimated 136 production facilities. For calendar 2020, the top three companies had a combined market share for HUD code homes of approximately 75%. We estimate that there were approximately 3,200 industry retail locations throughout the U.S. during calendar 2020.

Based on industry data reported by IBTS, in fiscal 2021 our U.S. wholesale market share of HUD code homes sold was 16.9%, compared to 16.5% in fiscal 2020. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums.

There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the U.S., including Clayton Homes and Cavco Industries. Certain of these competitors may possess greater financial, manufacturing, distribution, and marketing resources.

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the HUD code which includes regulations that cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD code, they are pre-empted. Our modular homes and commercial structures are built to comply with applicable state and local building codes. Our park model RVs are built in conformance with the applicable standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates voluntary standards and conformity programs.

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

Governmental authorities enforcing these numerous laws and regulations can impose fines and/or seek injunctive relief for violations. We believe that our operations are in compliance with the requirements of these applicable laws and regulations.

Seasonality

The housing industry is subject to seasonal fluctuations based on home buyer purchasing patterns. We typically experience decreased home buyer traffic during holidays and popular vacation periods. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry. Typical seasonal patterns were not as prevalent in fiscal 2021 since demand for housing has increased significantly. We expect seasonal patterns to return once demand returns to more typical levels.

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

COVID-19 Pandemic Risks

The COVID-19 pandemic has materially and adversely impacted and disrupted our financial condition, results of operations, cash flows and business and we expect it could continue to do so.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all of the markets that we serve. We have implemented numerous measures attempting to manage and mitigate the effects of the virus on our financial condition, results of operations, cash flows, and business, but there can be no assurance that these measures will succeed. We cannot predict the degree to which, or the time period over which, our sales and operations will be affected by this outbreak. The effects could be material. The COVID-19 pandemic poses many risks including the following, among others:

•

Our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter-in-place or stay-at-home orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities.

•

Due to social distancing protocols and higher than normal employee absenteeism caused by the COVID-19 pandemic, the capacity output of our manufacturing facilities has decreased when compared to pre-COVID-19 levels. Lower capacity utilization of our facilities could continue to persist until the effects of the pandemic subside.

•

We have experienced, and may continue to experience, disruptions and delays in our supply chain as a result of the COVID-19 pandemic. This has resulted in and is likely to continue to result in higher supply chain costs to us, in order to maintain the supply of component parts needed to produce our products.

•

Our management of the impacts of the COVID-19 pandemic has required, and will continue to require, significant investment of time by our management and employees. The focus on managing and mitigating the impacts of the COVID-19 pandemic on our business may cause us to divert or delay the application of our resources toward other initiatives or investments, which in turn may have a material adverse impact on our results of operations.

•

We may experience impacts from market downturns and changes in consumer behavior including uncertainty in consumer confidence, increasing unemployment, and reductions in discretionary spending related to pandemic fears as a result of the COVID-19 pandemic. The consequences of the COVID-19 pandemic include widespread unemployment and uncertainty, among other problems, reducing the likelihood of people seeking new or improved housing.

•

The impacts of the COVID-19 pandemic have caused uncertainty and volatility in the credit markets. We rely on the credit markets to provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide. If our access to capital were to become significantly constrained, or if costs of capital were to increase significantly due to the impact of the COVID-19 pandemic, then our financial condition, results of operations, cash flows, and business, could be materially adversely affected.

The extent to which the COVID-19 pandemic continues to impact us will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the availability and efficacy of vaccines and the impact of the COVID-19 pandemic on economic activity. The COVID-19 pandemic also may have the effect of significantly heightening other risks associated with our business and our financial condition, including several of the risks disclosed below.

Market, Industry and Supply Chain Risks

Raw material shortages and price increases could delay or increase the cost of construction of our products which could materially and adversely impact our results of operations and our cash flows.

Certain materials used in the construction of homes such as lumber, insulation, steel, drywall, oil-based products and fuel, among others, can become scarce during periods of high demand for new home construction as well as renovation and remodeling of existing homes.  We depend on timely and sufficient delivery of raw materials from our suppliers.  In addition, a few key components of our products are produced by a small group of quality suppliers that have the capacity to supply large quantities.  Disruption to the supply chain of these key components could have an adverse impact on our production output.  Raw material shortages from these and other suppliers can be more severe during periods following natural disasters or broader economic disruptions such as the COVID-19 pandemic.  Specifically, during fiscal 2021, we saw a significant increase in the cost, and decrease in the availability, of forest products as a result of increased demand and shutdowns of lumber mills due to the COVID-19 pandemic.  It is uncertain whether these shortages will continue as is, improve or worsen.

Pricing for raw materials can also be affected by the factors mentioned above as well as national, regional, local, economic and political factors, including tariffs.  As a result, we may continue to see raw material cost pressures in future periods as strong housing demand continues.  We may attempt to pass the higher material costs onto customers, but it is not certain that we will be able to achieve this without adversely affecting demand.  Raw material shortages and price increases could cause delays in and increases to our costs of construction which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to demand fluctuations in the housing industry. Changes in demand could adversely affect our business, results of operations, and financial condition.

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

Rapid or significantly increasing demand can also adversely affect our business. Longer periods of time between order acceptance and production introduce a risk that we may not be able to construct homes profitably if material and labor costs increase. Although we have generally been able to pass along price increases to our customers in periods of rising costs, we may not be able to in the future, or the price increases may cause consumers to explore other housing alternatives and/or exit the home buying process, negatively impacting demand for our homes.

Factory-built housing operates in the highly competitive housing industry, and, if other home builders are more successful or offer better value to our customers, then our business could decline.

We operate in a very competitive environment and face competition from a number of other home builders in each market in which we operate. We compete with large national and regional home building companies and with smaller local home builders for financing, raw materials, and skilled management and labor resources. Some of our manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations that sell competitors’ products in most areas where our homes are sold and in most areas where we have Company-owned retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. We also compete with resale homes, also referred to as “previously owned” or “existing” homes, as well as rental housing.

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

Increased attention to environmental, social and governance matters may impact our business, financial results or stock price.

Recently, more attention has been directed to publicly traded companies and their activities related to environmental, social and governance (“ESG”) matters. Advocacy groups have campaigned for action to promote change at public companies related to ESG matters. These activities include increasing action related to climate change and the use of energy efficient building products. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

Regulatory Risks

Environmental laws and regulations relating to climate change and energy can have an adverse impact on our business, our results of operations and on the availability and price of certain raw materials.

Government regulations proposed or enacted in response to climate change could result in increased costs of raw materials and other production costs of our homes. We believe that a variety of new legislation may be considered at the federal, state and local levels relating to climate change and energy efficiency. This legislation could result in changes to the HUD-code and other building standards requiring more robust energy efficiency standards or require the use of energy-saving construction material in our products.  New building code requirements that impose stricter energy efficiency standards could significantly increase our costs.  Compliance with these new standards may also cause an increase in our costs and use of human capital resources. As climate change and energy efficiency remains a global focus, energy-related initiatives will impact many companies including our suppliers of many of our raw materials such as lumber and steel.  The initiatives undertaken by our suppliers could adversely impact our results of operations to the extent our suppliers raise their prices to cover energy and climate related initiatives. New environmental laws and regulations could have an adverse impact on our business and results of operations.

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

Operational Risks

Our results of operations can be adversely affected by labor shortages, turnover and labor cost inflation.

The homebuilding industry has from time-to-time experienced labor shortages and other labor-related issues. These labor shortages can be more severe during periods of strong demand for housing, during periods following natural disasters or as a result of broader economic disruptions such as the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration.  These factors can also impact the cost of labor. We have historically experienced high turnover rates among our direct labor employees, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could cause significant increases in costs or delays in construction of homes, which could have a material adverse effect on our net sales and results of operations.

Complications with the implementation of our new enterprise-wide system could adversely impact our business and operations.

We rely on information systems and technology to manage our business and summarize and report our operating results. In fiscal 2022, we will begin a multi-year replacement of our current information systems with a suite of cloud-based functionality. With the new system, we expect to improve decision-making capabilities through real-time data and analytics, simplify and standardize business processes, reduce manual effort, improve value-added activities, and improve transparency and accountability all while enhancing the customer experience making our company easier to do business with. The system selection and implementation process has required, and will continue to require, a significant investment of personnel and financial resources. We may not be able to successfully implement the new system without experiencing delays, increased costs and other difficulties. If we are unable to successfully implement the system as planned, our business, results of operations and financial condition could be negatively impacted. Additionally, if we do not effectively implement the system as planned or it does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

If we are unable to establish or maintain relationships with independent distributors that sell our homes, our sales could decline and our results of operations and cash flows could suffer.

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 90% of our shipments of homes in fiscal 2021 were made to independent distributors throughout the U.S. and western Canada. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

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

Engaging in mergers and acquisitions, such as the acquisition of ScotBilt Homes, involve risks that could adversely affect our business.

As part of our growth strategy, we recently acquired ScotBilt Homes and may choose to engage in discussions and negotiations regarding additional mergers, acquisitions and other business combinations. The purchase price for possible acquisitions of businesses and assets might be paid from cash, borrowings, or through the issuance of common stock or other securities, or a combination of these methods. Business combinations entail numerous risks, including:

•	difficulties in the integration of acquired operations and products, which can impact the retention of customer accounts;
•	failure to achieve expected synergies, implement appropriate internal controls or integrate information systems;
•	diversion of management's attention from other business concerns;
•	assumption of unknown material liabilities of acquired companies, which could become material or subject us to litigation or regulatory risks;
•	amortization of acquired intangible assets, which could reduce future reported earnings; and
•	potential loss of customers or key employees.

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

Financial Risks

Future increases in interest rates, more stringent credit standards, tightening of financing terms, or other increases in the effective costs of owning a factory-built home (including those related to regulation or other government actions) could limit the purchasing power of our potential customers and could adversely affect our business and financial results.

A large portion of the people who buy our homes finance their home purchases through third-party lenders. Interest rates have been near historical lows for several years, which has made purchasing new factory-built homes more affordable. Increases in interest rates or decreases in the availability of consumer financing could adversely affect the market for homes. Potential customers may be less willing or able to pay the increased monthly costs or to obtain financing. In addition, recent increases in the prices of homes may limit consumers’ ability to obtain financing. Lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing and could adversely affect our results of operations and financial condition.

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

As is customary in the factory-built housing industry, a significant portion of our manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with the floor plan financing programs, we generally have separate agreements with the financing companies that require us to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. The impact of COVID-19 may have an adverse impact on the solvency of independent industry retailers, and as a result, we may be required to honor the contingent repurchase agreements if the retailers default under terms of the floor plan financing arrangements. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. Our contingent repurchase obligation as of April 3, 2021, was estimated to be approximately $219.5 million, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

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

As of April 3, 2021, 20.9% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of April 3, 2021:

Location	Owned/Leased
United States
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Millen, Georgia	Leased**
Waycross, Georgia	Owned
Weiser, Idaho	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Leesville, Louisiana	Leased
Worthington, Minnesota	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Lillington, North Carolina	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania (two facilities)	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Penticton, British Columbia	Owned
Kelowna, British Columbia	Leased
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned ** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 18 retail sales centers located across seven states in the U.S. and nine terminals for our logistics operations across five states in the U.S. The corporate offices, retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2022 and the contractual lease for our Elkhart, Indiana office expires in September 2023. Four of the above manufacturing facilities are encumbered under the revolving credit facility and two of the manufacturing facilities are encumbered by industrial revenue bonds. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

We also own or lease six idle manufacturing facilities which could be utilized for additional production capacity. Those facilities would likely require capital investments in order to secure and equip them for operations.

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

Holders

As of May 14, 2021, the Company had approximately 419 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2016 to March 31, 2021, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the factory-built housing segment, based on an initial investment of $100 on March 31, 2016.

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

	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
Skyline Champion Corporation	$100.00	$101.73	$237.58	$209.02	$172.49	$497.90
Russell 3000	100.00	118.07	134.38	146.16	132.82	215.87
Peer Group*	100.00	119.13	153.68	133.33	104.47	281.21

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

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019	March 31, 2018	April 1, 2017
	(Dollars in Thousands)
Statement of Operations Data
Net Sales
U.S. Factory-Built Housing	$1,266,308	$1,226,393	$1,177,687	$860,488	$678,296
Canadian Factory-Built Housing	101,328	84,196	98,567	96,603	92,631
Corporate/Other	53,245	59,141	83,789	107,631	90,392
Total net sales	1,420,881	1,369,730	1,360,043	1,064,722	861,319
Cost of sales	1,133,186	1,090,755	1,114,684	887,611	717,364
Gross Margin	287,695	278,975	245,359	177,111	143,955
Selling, general, and administrative expenses	178,936	192,520	270,158	122,582	105,175
Operating income (loss)	108,759	86,455	(29,742)	54,589	34,650
Net interest expense	3,248	1,401	3,290	4,185	4,264
Other (income) expense	(5,889)	-	8,271	7,288	2,380
Income (loss) from continuing operations before income taxes	111,400	85,054	(41,303)	43,116	28,006
Income tax expense (benefit)	26,501	26,894	16,905	27,316	(23,321)
Net income (loss) from continuing operations	84,899	58,160	(58,208)	15,800	51,327
Gain from discontinued operations	—	—	—	-	583
Net income (loss)	$84,899	$58,160	$(58,208)	$15,800	$51,910
Other financial information
Cash flows provided by continuing operations	$153,897	$76,743	$65,228	$31,623	$34,289
Cash flows used in discontinued operations	—	—	—	—	(830)
Depreciation and amortization	17,704	18,546	16,079	8,260	7,245
Capital expenditures	8,016	15,389	12,092	9,442	6,955
Net property, plant, and equipment	115,140	109,291	108,587	67,960	66,577
Total assets	917,902	781,700	699,954	395,398	328,021
Long-term debt	39,330	77,330	54,330	58,927	59,331

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

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 35 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprints.

The Company has increased capacity through strategic acquisitions and expansions of its manufacturing operations. The Company is focused on growing in strong HUD markets across the U.S. as well as further expanding into the Northeast and Midwest U.S. modular housing markets.

On February 28, 2021, the Company acquired ScotBilt Homes, LLC and related companies from SHI Group Holdings, Inc. (collectively, “ScotBilt”). In calendar 2020, ScotBilt shipped over 1,600 homes from its two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. ScotBilt has approximately 400 employees in its two manufacturing facilities. The Company believes ScotBilt is an excellent fit given the compatible company cultures, and ScotBilt’s strong presence in the attractive mid-south region, which helps to balance national distribution and complements the Company’s existing manufacturing footprint. The operations of ScotBilt are included in the financial results of Skyline Champion since the date of the acquisition. On January 14, 2021, the Company acquired two idled facilities in Pembroke, North Carolina which may provide an opportunity to further expand its manufacturing footprint in the Southeast markets. The Company is currently assessing prospects for initiating production in one or both of those facilities.

In addition to those acquisitions, the Company expanded capacity through initiating production at a previously idle manufactured housing facility in Leesville, Louisiana in June 2019. During fiscal 2019, the Company completed its expansion of the Corona, California facility by adding a second production line and expanded its Leola, Pennsylvania campus by adding an additional plant. Production at the Leola facility began in April 2019. The Exchange, discussed below, added eight manufacturing plants to the Company during fiscal 2019.

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

Industry and Company Outlook

Since July 2020, U.S. and Canadian housing industry demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of ADUs and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

The robust demand environment has resulted in backlog at the end of fiscal 2021 of $858.6 million compared to $127.5 million at the end of fiscal 2020. Generally higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in certain material input costs, especially forest products. We manage our business to anticipate these cost increases and generally are able to pass them along to our customers.

For fiscal 2021, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD-code industry home shipments were 95,588, 97,553 and 93,377 units during fiscal 2021, 2020, and 2019, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 16.9%, 16.5%, and 16.6% in fiscal 2021, 2020, and 2019, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members and social distancing protocols. As of April 3, 2021, only one manufacturing facility remained temporarily idled due to labor availability constraints. During fiscal 2021, the Company experienced intermittent closures of its manufacturing facilities due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism.  By the end of the fiscal year, the Company was able to increase daily production rates over the levels achieved in the prior year period as direct labor staffing levels increased and production efficiencies improved. The Company’s availability of labor and certain materials was negatively impacted throughout fiscal 2021, and remains subject to disruption and uncertainty. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

Since the start of the fiscal year, the Company’s retail operations have adjusted their operating procedures to comply with local and state mandates, and have generally remained open but have shifted from physical visits to a larger online presence. The Company consolidated its retail footprint by closing three retail sales centers during the second quarter of fiscal 2021 in an effort to optimize costs while taking advantage of an increase in distribution through digital marketing efforts. We have strong local independent retailers to serve customers in those areas.

In response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $2.2 million of expense related to those extended benefits. Various government programs provided financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provides a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $6.2 million for payroll subsidies under CEWS during fiscal 2021. The Company also recognized $0.7 million during the fiscal year for wage subsidies under the CARES Act and other state level programs in the United States. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through April 3, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

RESULTS OF OPERATIONS FOR FISCAL 2021 VS. 2020

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020

Results of Operations Data:
Net sales	$1,420,881	$1,369,730
Cost of sales	1,133,186	1,090,755
Gross profit	287,695	278,975
Selling, general, and administrative expenses	178,936	192,520
Operating income	108,759	86,455
Interest expense, net	3,248	1,401
Other income, net	(5,889)	—
Income from operations before income taxes	111,400	85,054
Income tax expense	26,501	26,894
Net income	$84,899	$58,160

Reconciliation of Adjusted EBITDA:
Net income	$84,899	$58,160
Income tax expense	26,501	26,894
Interest expense, net	3,248	1,401
Depreciation and amortization	17,704	18,546
Equity-based compensation (for awards granted prior to December 31, 2018)	1,359	4,576
Transaction costs	1,044	—
Acquisition integration costs	—	2,674
Fair market value adjustment for asset classified as held for sale	—	986
Property, plant, and equipment impairment charge	—	550
Restructuring costs and other	—	577
Adjusted EBITDA	$134,755	$114,364
As a percent of net sales:
Gross profit	20.2%	20.4%
Selling, general and administrative expenses	12.6%	14.1%
Operating income	7.7%	6.3%
Net income	6.0%	4.2%
Adjusted EBITDA	9.5%	8.3%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2021 was a 53-week period and fiscal 2020 was a 52-week period. The results of operations and discussion below should be read considering the impact of an additional week of operation in fiscal 2021.

NET SALES

The following table summarizes net sales for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Net sales	$1,420,881	$1,369,730	$51,151	3.7%
U.S. manufacturing and retail net sales	$1,266,308	$1,226,393	$39,915	3.3%
U.S. homes sold	19,983	20,110	(127)	(0.6%)
U.S. manufacturing and retail average home selling price	$63.4	$61.0	$2.4	3.9%
Canadian manufacturing net sales	$101,328	$84,196	$17,132	20.3%
Canadian homes sold	1,231	1,002	229	22.9%
Canadian manufacturing average home selling price	$82.3	$84.0	$(1.7)	(2.0%)
Corporate/Other net sales	$53,245	$59,141	$(5,896)	(10.0%)
U.S. manufacturing facilities in operation at year end	35	33	2	6.1%
U.S. retail sales centers in operation at year end	18	21	(3)	(14.3%)
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2021 were $1,420.9 million, an increase of $51.2 million, or 3.7%, over fiscal 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2021 net sales for the Company’s U.S. manufacturing and retail operations increased by $39.9 million, or 3.3%, over fiscal 2020 primarily due to the extra week of production in fiscal 2021, additional revenue generated from the ScotBilt operations and a 3.9% increase in ASP resulting from price increases enacted to offset raw material inflation. Net sales were negatively impacted by a reduction in the number of homes sold during the period, primarily a result of COVID-19 related plant shutdowns in the first quarter of the fiscal year. Although COVID-19 had a negative effect on demand and our ability to produce homes in the first half of the fiscal year, overall, the impact of the virus on consumer behavior have been favorable driving significant improvement in demand in the second half of the fiscal year. As a result, our production rate at the end of the year was higher than immediately prior to the outbreak.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $17.1 million, or 20.3%, for fiscal 2021 compared to the prior year, primarily due to a 22.9% increase in homes sold, offset by a 2.0% decrease in ASP. Although volume was up, we saw a shift in consumer preferences to smaller homes which led to the decrease in ASP. Demand for housing in Canada improved during fiscal 2021 as a result of COVID-19 similar to the market factors witnessed in the U.S., offsetting a trend of decreasing demand experienced in recent years. Net sales for the Canadian segment were also favorably impacted by approximately $0.5 million as the Canadian dollar strengthened relative to the U.S. dollar during fiscal 2021 as compared to the same period of the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For fiscal 2021, net sales for the segment decreased by $5.9 million, or 10.0%, compared to fiscal 2020. The decrease was primarily attributable to lower net sales in the Company’s transportation business to third-party customers, primarily a result of lower shipments of recreational vehicles (“RV”) in the U.S., as well as changes in customer mix. Similar to the manufactured housing industry, RV demand was initially negatively impacted by COVID-19, but has rebounded more recently.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$252,880	$250,222	$2,658	1.1%
Canadian Factory-built Housing	21,552	16,512	5,040	30.5%
Corporate/Other	13,263	12,241	1,022	8.3%
Total gross profit	$287,695	$278,975	$8,720	3.1%
Gross profit as a percent of net sales	20.2%	20.4%

Gross profit as a percent of sales during fiscal 2021 was 20.2% compared to 20.4% during fiscal 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $2.7 million, or 1.1%, during fiscal 2021 compared to the prior year. The increase in gross profit is due to the increase in revenue in fiscal 2021. As a percent of net sales, gross profit was 20.0% for fiscal 2021 compared to 20.4% in the prior year. The year-over-year decrease in gross margin was primarily due to rapid increases in raw material inflation, especially related to forest products. In addition, in response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. Finally, gross margin was negatively impacted by production inefficiency caused by higher than normal employee absenteeism as well as social distancing protocols caused by COVID-19.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $5.0 million, or 30.5%, during fiscal 2021 compared to the prior year due to the increase in revenue. Gross margin increased to 21.3% as a percent of segment net sales from 19.6% due to direct labor and manufacturing efficiencies from the increase in home sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased by $1.0 million, or 8.3%, during fiscal 2021 compared to the same period in the prior year. Corporate/Other gross profit improved as a percent of segment net sales to 24.9% from 20.7%. Gross margin for the Company’s transportation business improved due to a change in revenue mix and lower variable expenses. The change in revenue mix is primarily due to transporting a larger percentage of manufactured homes during the year which generally have a higher gross margin.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$126,141	$135,329	$(9,188)	(6.8%)
Canadian Factory-built Housing	9,059	8,313	746	9.0%
Corporate/Other	43,736	48,878	(5,142)	(10.5%)
Total selling, general, and administrative expenses	$178,936	$192,520	$(13,584)	(7.1%)
Selling, general, and administrative expenses as a percent of net sales	12.6%	14.1%

SG&A expenses were $178.9 million for fiscal 2021, a decrease of $13.6 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment decreased by $9.2 million, or 6.8%, during fiscal 2021 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 10.0% for fiscal 2021 compared to 11.0% for fiscal 2020. SG&A costs decreased due to a combination of factors primarily driven by reductions of approximately $8.0 million for travel and marketing related expenses mostly due to COVID-19, offset in part by: (i) higher incentive compensation, which is generally based on sales volume or a measure of profitability, (ii) an increase in salaries and benefits to maintain competitive compensation packages to retain and recruit team members, (iii) the addition of the ScotBilt operations subsequent to the acquisition, and (iv) the extra week of operations in fiscal 2021 compared to fiscal 2020.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment increased by $0.7 million, or 9.0%, during fiscal 2021 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 8.9% for fiscal 2021 compared to 9.9% for fiscal 2020. The increase in cost is generally a function of the increase in net sales and profits for the segment which translates to higher sales commissions and incentive compensation.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other decreased by $5.1 million, or 10.5%, during fiscal 2021 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 82.1% for fiscal 2021 compared to 82.6% for fiscal 2020. The decrease is mainly due to: (i) lower equity-based compensation expense of $2.2 million, (ii) $2.7 million of non-recurring costs in fiscal 2020 related to finalizing the integration of Skyline, and (iii) $1.5 million of non-recurring expense in fiscal 2020 for the impairment of certain fixed assets, partially offset by $3.4 million of costs incurred in fiscal 2021 related to investments in the development of our digital customer experience.

INTEREST EXPENSE

The following table summarizes the components of interest expense, net for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Interest expense	$3,813	$4,632	$(819)	(17.7%)
Interest income	(565)	(3,231)	2,666	(82.5%)
Interest expense, net	$3,248	$1,401	$1,847	131.8%
Average outstanding floor plan payable	$26,992	$31,962
Average outstanding long-term debt	$64,663	$48,747

Interest expense, net was $3.2 million for fiscal 2021, an increase of $1.8 million compared to the prior year. The increase was primarily related to lower interest income recognized during the period even though the Company has increased its average cash balances. Average rates of interest decreased significantly in fiscal 2021 negatively impacting interest income. The decrease in interest rates favorably impacted interest expense for our floor plan payable balance and long-term debt.  The weighted average interest rate on our revolving credit facility was 1.8% in fiscal 2021 compared to 3.5% in fiscal 2020. The weighted average interest rate on the floorplan payable was 5.1% at April 3, 2021 compared to 5.7% at March 28, 2020.

OTHER INCOME, NET

The following table summarizes other income, net for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Other income, net	$(5,889)	$—	$(5,889)	*

* indicates that the calculated percentage is not meaningful

Other income, net for fiscal 2021 primarily consisted of income related to wage subsidies provided by certain U.S. and Canadian government sponsored financial assistance programs enacted in response to the COVID-19 pandemic. The Company recognized $6.2 million for payroll subsidies under CEWS, and $0.7 million under the CARES Act. The Company incurred transaction costs of $1.0 million during fiscal 2021 related to the acquisition of ScotBilt, partially offsetting the payroll subsidies.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Income tax expense	$26,501	$26,894	$(393)	(1.5%)
Effective tax rate	23.8%	31.6%

Income tax expense for fiscal 2021 was $26.5 million, representing an effective tax rate of 23.8%, compared to income tax expense of $26.9 million, representing an effective tax rate of 31.6%, for fiscal 2020.

The Company’s effective tax rate for fiscal 2021 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, tax credits, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for fiscal 2020 differed from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, tax credits, state and local income taxes, changes in valuation allowances, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2021 and 2020:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	$ Change	% Change

Net income	$84,899	$58,160	$26,739	46.0%
Income tax expense	26,501	26,894	(393)	(1.5%)
Interest expense, net	3,248	1,401	1,847	131.8%
Depreciation and amortization	17,704	18,546	(842)	(4.5%)
Equity-based compensation (for awards granted prior to December 31, 2018)	1,359	4,576	(3,217)	(70.3%)
Transaction costs	1,044	—	1,044	*
Acquisition integration costs	—	2,674	(2,674)	*
Fair market value adjustment for asset classified as held for sale	—	986	(986)	*
Property, plant, and equipment impairment charge	—	550	(550)	*
Restructuring costs and other	—	577	(577)	*
Adjusted EBITDA	$134,755	$114,364	$20,391	17.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2021 was $134.8 million, an increase of $20.4 million over fiscal 2020. The increase is primarily a result of increased operating income after adjusting for the effect of depreciation and amortization, transaction, integration and restructuring costs, and non-cash equity-based compensation incurred in connection with the Exchange. The increase in operating income is primarily due to increases in net sales, gross profit and lower selling, general, and administrative costs. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

RESULTS OF OPERATIONS FOR FISCAL 2020 VS. 2019

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019

Results of Operations Data:
Net sales	$1,369,730	$1,360,043
Cost of sales	1,090,755	1,114,684
Gross profit	278,975	245,359
Selling, general, and administrative expenses	192,520	275,101
Operating income (loss)	86,455	(29,742)
Interest expense, net	1,401	3,290
Other expense	—	8,271
Income (loss) from operations before income taxes	85,054	(41,303)
Income tax expense	26,894	16,905
Net income (loss)	$58,160	$(58,208)

Reconciliation of Adjusted EBITDA:
Net income (loss)	$58,160	$(58,208)
Income tax expense	26,894	16,905
Interest expense, net	1,401	3,290
Depreciation and amortization	18,546	16,079
Equity-based compensation (for awards granted prior to December 31, 2018)	4,576	101,025
Transaction costs	—	8,201
Acquisition integration costs	2,674	7,966
Restructuring costs	366	1,640
Fair market value adjustment for assets classified as held for sale	986	—
Property, plant, and equipment impairment charge	550	—
Other	211	193
Adjusted EBITDA	$114,364	$97,091
As a percent of net sales:
Gross profit	20.4%	18.0%
Selling, general and administrative expenses	14.1%	20.2%
Operating (loss) income	6.3%	(2.2%)
Net income (loss)	4.2%	(4.3%)
Adjusted EBITDA	8.3%	7.1%

NET SALES

The following table summarizes net sales for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Net sales	$1,369,730	$1,360,043	$9,687	0.7%
U.S. manufacturing and retail net sales	$1,226,393	$1,177,687	$48,706	4.1%
U.S. homes sold	20,110	19,443	667	3.4%
U.S. manufacturing and retail average home selling price	$61.0	$60.6	$0.4	0.7%
Canadian manufacturing net sales	$84,196	$98,567	$(14,371)	(14.6%)
Canadian homes sold	1,002	1,232	(230)	(18.7%)
Canadian manufacturing average home selling price	$84.0	$80.0	$4	5.0%
Corporate/Other net sales	$59,141	$83,789	$(24,648)	(29.4%)
U.S. manufacturing facilities in operation at year end	33	31	2	6.5%
U.S. retail sales centers in operation at year end	21	21	—	—%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

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

Adjusted EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2020 and 2019:

	Year Ended
(Dollars in thousands)	March 28, 2020	March 30, 2019	$ Change	% Change

Net income (loss)	$58,160	$(58,208)	$116,368	*
Income tax expense	26,894	16,905	9,989	59.1%
Interest expense, net	1,401	3,290	(1,889)	(57.4%)
Depreciation and amortization	18,546	16,079	2,467	15.3%
Equity-based compensation (for awards granted prior to December 31, 2018)	4,576	101,025	(96,449)	*
Transaction costs	—	8,201	(8,201)	(1.00)
Acquisition integration costs	2,674	7,966	(5,292)	*
Fair market value adjustment for asset classified as held for sale	986	—	986	*
Property, plant, and equipment impairment charge	550	—	550	*
Restructuring costs and other	577	1,833	(1,256)	*
Adjusted EBITDA	$114,364	$97,091	$17,273	17.8%

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at April 3, 2021 totaled $858.6 million compared to $127.5 million at March 28, 2020. The increase in backlog is driven by increased demand for single-family homes which has resulted in order levels that have significantly outpaced production in both the U.S. and Canada. Production levels, which vary by plant, gradually increased each quarter in fiscal 2021 and surpassed last year’s average daily production rates in both the third and fourth quarters of fiscal 2021. Increasing production rates to keep pace with orders is limited by individual plant capacity, time to train new employees, employee attendance and availability of materials. Production may also be limited by additional instances of COVID-19 related impacts, including intermittent facility shutdowns and supply channel disruption, including most recently raw material allocations by certain suppliers.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2021, 2020, and 2019:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	March 30, 2019

Net cash provided by (used in):
Operating activities	$153,897	$76,743	$65,228
Investing activities	(56,808)	(14,093)	(2,030)
Financing activities	(47,813)	21,569	(72,518)
Effect of exchange rate changes	3,850	(1,398)	(662)
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,126	82,821	(9,982)
Cash, cash equivalents, and restricted cash at beginning of period	209,455	126,634	136,616
Cash, cash equivalents, and restricted cash at end of period	$262,581	$209,455	$126,634

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flow from operations for the next year are expected to be adequate to cover working capital requirements, fund capital expenditures, and floor plan payment obligations. The Company does not have any scheduled long term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75x consolidated trailing twelve-month EBITDA. The leverage ratio was increased to 3.0x consolidated trailing twelve-month EBITDA for the four quarters after the acquisition of ScotBilt. The Company anticipates compliance with its leverage ratio debt covenant and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $153.9 million in fiscal 2021 compared to $76.7 million in fiscal 2020. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Operating cash was also favorably impacted by changes in other working capital items, primarily an increase in customer deposits of $36.4 million. We generally collect a deposit at the time an order is placed by a customer. The significant increase in backlog discussed above drove the increase in deposits. We expect deposit levels to return to historical levels in the future which will negatively impact operating cash flows. The favorable changes in working capital items were partially offset by an increase in inventory compared to the prior period which was a result of rising material prices and increasing the amount of raw materials stocked as a result of supply channel challenges. Cash provided by operating activities was $76.7 million in fiscal 2020 compared to $65.2 million in fiscal 2019. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Additionally, there were no transaction expenses incurred for the Skyline acquisition or secondary offering costs in fiscal 2020 compared to $8.2 million in the same period of the prior year. The increase was partially offset by cash used for other working capital items.

Cash used in investing activities was $56.8 million in fiscal 2021 versus $14.1 million in 2020. The increase is primarily related to the cash paid for the acquisition of ScotBilt, net of cash acquired, of $52.5 million, partially offset by a decrease in capital expenditures compared to the prior year. Cash used in investing activities was $14.1 million in fiscal 2020 versus $2.0 million in 2019. The increase is primarily related to the benefit of $9.7 million of cash acquired in the Exchange in fiscal 2019, and an increase in capital expenditures of $3.3 million, partially offset by proceeds of $1.1 million from the disposition of a held for sale property. The expenditures for capital items are part of the Company’s focus on safety and operating efficiency initiatives as well as the expansion of production capacity.

In fiscal 2021, cash used in financing activities was $47.8 million, versus the prior year which had net cash provided by financing activities of $21.6 million. Cash used in financing activities in fiscal 2021 is primarily a result of payments made on the revolving credit facility and floor plan financing facilities totaling $38.0 million and $8.2 million, respectively. In fiscal 2020, cash provided by financing activities was $21.6 million, versus the prior year which had net cash used in financing activities of $72.5 million.

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million. Initial borrowings in fiscal 2019 under the Credit Agreement were used to repay the Company’s prior $46.9 million term loans and replace the Company’s prior cash collateralized stand-alone letter of credit facility. The interest rate on borrowing under the Credit Agreement is based on LIBOR and was 1.6% at April 3, 2021. The Company borrowed $38.0 million under the Credit Agreement in March 2020 to maximize financial flexibility in response to the impact of COVID-19. Those funds were repaid during fiscal 2021. The Company had $42.7 million available to borrow against the Credit Agreement at April 3, 2021.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Credit Agreement. At April 3, 2021, letters of credit issued under the sub-facility totaled $30.4 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Floor Plan Payable

At April 3, 2021, the Company had outstanding borrowings on floor plan financing arrangements of $25.7 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $48.0 million. Borrowings are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at April 3, 2021, including surety bonds and letters of credit totaling $34.4 million and $30.4 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of April 3, 2021 is approximately $219.5 million, without reduction for the resale value of the homes. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.4 million at April 3, 2021. See “Critical Accounting Polices – Reserve for Repurchase Commitments” below.

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

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA ”) as net income or loss plus; (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) equity based compensation for awards granted prior to December 31, 2018; (f) non-cash restructuring charges and impairment of assets; and (g) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $50 million. The health plan is subject to a stop-loss limit of $500,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

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

In fiscal 2021, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the manufacturing operations’ sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 24 or 30 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the Floor Plan Lender. The contingent repurchase obligation as of April 3, 2021, is estimated to be approximately $219.5 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.4 million at April 3, 2021.

Off Balance Sheet Arrangements

Off balance sheet arrangements at April 3, 2021 consist of the contingent repurchase obligation totaling approximately $219.5 million, letters of credit totaling $30.4 million, and surety bonds totaling $34.4 million. See “Contractual Obligations and Commitments – Contingent Obligations” and “Critical Accounting Policies – Reserve for Repurchase Commitments” above for more information related to these off balance sheet arrangements.

OTHER MATTERS

Inflation

Inflation of raw materials, especially commodities such as forest products, was significant during fiscal 2021.  The raw material price increases have generally been passed on to customers or mitigated through working with supply chain partners, sourcing alternative materials or other operational improvements to minimize the effect on profitability. However, continued, frequent and sudden increases in specific costs, as well as price competition, can affect the ability to pass on costs and adversely impact results of operations. Therefore, there is no assurance that inflation or the impact of rising material costs will not have a significant impact on revenue or results of operations in the future.

Seasonality

The housing industry, which includes factory-built homes, is affected by seasonality. Sales during the period from March to November are traditionally higher than other months. As a result, quarterly results of a particular period are not necessarily representative of the results expected for the year.

Recently Issued Accounting Standards

Refer to Note 1, “Summary of Significant Accounting Policies,” in our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Credit Agreement are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.3 million, assuming related debt of $26.9 million, which is the amount of outstanding borrowings under the Credit Agreement at April 3, 2021.

Obligations under industrial revenue bonds are subject to variable rates of interest based on a municipal bond index rate. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.1 million, assuming related debt of $12.4 million, which is the amount of outstanding borrowings on industrial revenue bonds at April 3, 2021.

Obligations under floor plan financing arrangements are subject to variable rates of interest based on terms negotiated with the floor plan lenders. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.3 million, assuming related floor plan borrowings of $25.7 million, which is the amount of outstanding borrowings on floor plan financing at April 3, 2021.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At April 3, 2021, the Company’s borrowings under the Credit Agreement, industrial revenue bonds and floor plan financing arrangements are all at variable rates.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2021 net sales of $133.9 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2021, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.3 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 3, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2021.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company's controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework").  Management excluded ScotBilt, which was acquired on February 28, 2021, from its assessment of the internal control over financial reporting.  This acquired business comprised 6.9% of total assets as of April 3, 2021 and 0.7% of net sales for the year ended April 3, 2021. Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of April 3, 2021.

(c)	Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of April 3, 2021, and the attestation report is set forth in Item 15, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and is incorporated herein by reference.

(d)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers" and "Corporate Governance” and is incorporated herein by reference.

The Company has adopted a written code of business conduct and ethics (“Code of Conduct”), which applies to all of its directors, officers, and employees. Our Code of Conduct is available on our website, www.skylinechampion.com, and can be obtained by writing to Investor Relations at 755 West Big Beaver Rd., Suite 1000, Troy, Michigan 48084, or by sending an email to investorrelations@championhomes.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2021 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Compensation Tables,” “Summary Compensation Table for 2021,” “Grants of Plan-Based Awards in Fiscal 2021,” “Outstanding Equity Awards at Fiscal 2021 Year End,” “Option Exercises and Stock Vested in Fiscal 2021,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2021,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of April 3, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	1,010,221	27.72	4,394,713
Equity compensation plans not approved by Stockholders	—	—	—
Total	1,010,221	$27.72	4,394,713

(1)

This amount represents the following: (a) 536,446 shares subject to the vesting and/or exercise of outstanding options; (b) 290,904 shares subject to vesting of outstanding performance-based restricted stock units; and (c) 182,871 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2021 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2021 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated June 6, 2018).
3.2	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.2 of the registrant’s Form 8-K dated June 6, 2018).
3.3	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated April 1, 2021).
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
10.1

Credit Agreement, dated as of June 5, 2018 by and among Skyline Champion Corporation, Citizens Bank N.A., as administrative agent and collateral agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K dated June 6, 2018).

10.2

Transition Services Agreement, dated as of June 1, 2018, by and among Skyline Champion Corporation and Champion Enterprises Holdings, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K dated June 6, 2018)

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees.*†
10.5	Form of Performance Stock Unit Agreement.*†
10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.*†
10.7	Form of Restricted Stock Unit Award Agreement for Employees.*†
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.9	Form of Non-Statutory Stock Option Agreement for Executives.*†

10.10	Form of Performance Stock Unit Agreement for Executives.*†
10.11	Form of Restricted Stock Unit Award Agreement for Executives.*†
10.12	Executive Employment Agreement, dated September 5, 2019 and effective June 1, 2019, between Mark Yost and Champion Home Builders, Inc.*†
10.13	Executive Employment Agreement, dated as of June 4, 2018, between Laurie Hough and Champion Home Builders, Inc. *†
10.14	Executive Employment Agreement effective June 17, 2019 between Robert Spence and Champion Home Builders, Inc.*†
10.15	Amended and Restated Employment Agreement, dated as of June 4, 2018, between Keith Anderson and Champion Home Builders, Inc.*†
21.1	Subsidiaries of the Registrant. *
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 26, 2021	/s/ Mark Yost
Mark Yost

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	May 26, 2021
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 26, 2021
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 26, 2021
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Keith Anderson	Director
Keith Anderson		May 26, 2021

/s/ Michael Berman	Director
Michael Berman		May 26, 2021

/s/ Timothy Bernlohr	Director
Timothy Bernlohr		May 26, 2021

/s/ Eddie Capel	Director
Eddie Capel		May 26, 2021

/s/ John C. Firth	Director
John C. Firth		May 26, 2021

/s/ Michael Kaufman	Director
Michael Kaufman		May 26, 2021

/s/ Erin Mulligan Nelson	Director
Erin Mulligan Nelson		May 26, 2021

/s/ Gary E. Robinette	Director
Gary E. Robinette		May 26, 2021

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of April 3, 2021 and March 28, 2020, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Workers’ Compensation
Description of the Matter

The Company had workers’ compensation reserves of $16.3 million as of April 3, 2021. As described in Note 1 to the consolidated financial statements, the Company is self-insured for a significant portion of its workers’ compensation obligations. Workers’ compensation costs are accrued for incurred claims and estimated claims incurred but not yet reported.

Auditing the Company’s workers’ compensation reserve is complex and requires the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate of the ultimate loss projection and the use of various actuarial methods.

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

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2006.

Detroit, Michigan

May 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ScotBilt Homes LLC (“ScotBilt”), which is included in the 2021 consolidated financial statements of the Company and constituted 6.9% of total assets as of April 3, 2021 and 0.7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ScotBilt.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 26, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 26, 2021

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	April 3, 2021	March 28, 2020

ASSETS
Current assets:
Cash and cash equivalents	$262,581	$209,455
Trade accounts receivable, net	57,481	45,733
Inventories, net	166,113	126,386
Other current assets	13,592	17,239
Total current assets	499,767	398,813
Long-term assets:
Property, plant, and equipment, net	115,140	109,291
Goodwill	191,803	173,521
Amortizable intangible assets, net	58,835	43,357
Deferred tax assets	19,914	21,812
Other noncurrent assets	32,443	34,906
Total assets	$917,902	$781,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$25,733	$33,914
Accounts payable	57,214	38,703
Other current liabilities	180,695	114,030
Total current liabilities	263,642	186,647
Long-term liabilities:
Long-term debt	39,330	77,330
Deferred tax liabilities	4,280	3,264
Other	42,039	40,144
Total long-term liabilities	85,649	120,738

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,640 and 56,665 shares issued (including 0 and 145 shares subject to restriction) as of April 3, 2021 and March 28, 2020, respectively	1,569	1,570
Additional paid-in capital	491,668	485,552
Retained earnings (accumulated deficit)	82,898	(48)
Accumulated other comprehensive loss	(7,524)	(12,759)
Total equity	568,611	474,315
Total liabilities and stockholders' equity	$917,902	$781,700

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019

Net sales	$1,420,881	$1,369,730	$1,360,043
Cost of sales	1,133,186	1,090,755	1,114,684
Gross profit	287,695	278,975	245,359
Selling, general, and administrative expenses	178,936	192,520	275,101
Operating income (loss)	108,759	86,455	(29,742)
Interest expense	3,813	4,632	5,333
Interest income	(565)	(3,231)	(2,043)
Other (income) expense	(5,889)	—	8,271
Income (loss) before income taxes	111,400	85,054	(41,303)
Income tax expense	26,501	26,894	16,905
Net income (loss)	$84,899	$58,160	$(58,208)
Net income (loss) per share:
Basic	$1.50	$1.03	$(1.09)
Diluted	$1.49	$1.02	$(1.09)

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019

Net income (loss)	$84,899	$58,160	$(58,208)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,235	(2,144)	(1,322)
Total comprehensive income (loss)	$90,134	$56,016	$(59,530)

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019

Cash flows from operating activities
Net income (loss)	$84,899	$58,160	$(58,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,704	18,546	16,079
Equity-based compensation	6,037	8,349	101,999
Deferred taxes	3,588	11,796	3,047
Amortization of deferred financing fees	506	510	542
(Gain) loss on disposal of property, plant, and equipment	(61)	239	(37)
Foreign currency transaction (gain) loss	(519)	235	123
Fair market value adjustment to held for sale property	—	986	—
Property, plant, and equipment impairment charge	—	550	—
Change in assets and liabilities, net of business acquired:
Accounts receivable	(9,305)	11,901	(2,223)
Inventories	(31,030)	(4,491)	(6,044)
Other assets	967	(10,616)	(1,973)
Accounts payable	16,371	(4,606)	(3,105)
Accrued expenses and other current liabilities	64,740	(14,816)	15,147
Other	—	—	(119)
Net cash provided by operating activities	153,897	76,743	65,228
Cash flows from investing activities
Additions to property, plant, and equipment	(8,016)	(15,389)	(12,092)
Cash paid for acquisitions, net of cash acquired	(52,548)	—	9,722
Proceeds from life insurance policies	1,829	—	—
Proceeds from disposal of property, plant, and equipment	1,927	196	56
Proceeds from sale of held for sale property	—	1,100	—
Decrease in note receivable	—	—	284
Net cash used in investing activities	(56,808)	(14,093)	(2,030)
Cash flows from financing activities
Changes in floor plan financing, net	(8,181)	592	3,496
Borrowings on revolving debt facility	—	38,000	46,900
Payments on revolving debt facility	(38,000)	(15,000)	(5,000)
Payments on term-loans and other debt	—	—	(46,900)
Payments for deferred financing fees	—	—	(2,169)
Members' capital distribution	—	—	(65,277)
Stock option exercises	55	112	1,615
Tax payments for equity-based compensation	(1,687)	(2,135)	(5,183)
Net cash (used in) provided by financing activities	(47,813)	21,569	(72,518)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,850	(1,398)	(662)
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,126	82,821	(9,982)
Cash, cash equivalents, and restricted cash at beginning of period	209,455	126,634	136,616
Cash, cash equivalents, and restricted cash at end of period	$262,581	$209,455	$126,634
Supplemental disclosures of cash flow information
Cash paid for interest	$3,574	$4,044	$4,975
Cash paid for income taxes	$17,540	$22,312	$13,537

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statement of Equity

(Dollars and shares in thousands)

		Common Stock
	Members' Contributed Capital	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2018	$140,076	—	$—	$—	$22,514	$(9,293)	$153,297
Net loss	—	—	—	—	(58,208)	—	(58,208)
Equity-based compensation	—	—	—	101,999	—	—	101,999
Members' capital distributions	(42,763)	—	—	—	(22,514)	—	(65,277)
Exchange of membership interest for shares of Skyline Champion Corporation	(97,313)	56,143	1,555	380,810	—	—	285,052
Net common stock issued under equity-based compensation plans	—	514	14	(3,582)	—	—	(3,568)
Foreign currency translation adjustments	—	—	—	(1)	—	(1,322)	(1,323)
Balance at March 30, 2019	$—	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	—	58,160	—	58,160
Equity-based compensation	—	—	—	8,349	—	—	8,349
Net common stock issued under equity-based compensation plans	—	8	1	(2,023)	—	—	(2,022)
Foreign currency translation adjustments	—	—	—	—	—	(2,144)	(2,144)
Balance at March 28, 2020	$—	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	—	84,899	—	84,899
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	(245)	—	(245)
Equity-based compensation	—	—	—	6,037	—	—	6,037
Net common stock issued under equity-based compensation plans	—	(25)	(1)	79	(1,708)	—	(1,630)
Foreign currency translation adjustments	—	—	—	—	—	5,235	5,235
Balance at April 3, 2021	$—	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611

Components of accumulated other comprehensive loss at April 3, 2021, March 28, 2020, and March 30, 2019 consisted solely of foreign currency translation adjustments.

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

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $6.2 million for payroll subsidies under CEWS during fiscal 2021. The Company also recognized $0.7 million during fiscal 2021 for wage subsidies under the CARES Act and other state level programs in the United States. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. As of April 3, 2021, the Company had collected all of the CEWS subsidies for which it has applied. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through April 3, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

Nature of Operations: The Company’s operations consist of manufacturing, retail and transportation activities. At April 3, 2021, the Company operated 35 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has holding companies located in the Netherlands.

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

Accounting Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“US. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Estimates made in preparing the accompanying consolidated financial statements include, but are not limited to, business combinations, reserves for obsolete inventory, accrued warranty costs, useful lives of fixed and intangible assets, asset impairment analyses, insurance reserves, legal reserves, repurchase reserves, share-

based compensation and deferred tax valuation allowances Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur within one year.

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2021 includes the 53-weeks ended April 3, 2021. Fiscal 2020 and 2019 include the 52-weeks ended March 28, 2020 and March 30, 2019, respectively.

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs at a point in time through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance.  Sales revenue is reported net of applicable sales tax. See Note 9, Revenue Recognition, for additional information.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $1.7 million, $2.3 million, and $1.5 million for fiscal 2021, 2020, and 2019, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

 Trade Accounts Receivable and Allowance for Doubtful Accounts: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The allowance for doubtful accounts represents the Company's best estimate of probable credit losses in accounts receivable. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered. At both April 3, 2021 and March 28, 2020, the Company had an allowance for doubtful accounts of $0.4 million.

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

Property, Plant, and Equipment: Property, plant, and equipment are stated at acquisition date cost. Depreciation is provided principally on the straight-line method, generally over the following estimated useful lives: land improvements—3 to 10 years; buildings and improvements—8 to 25 years; and vehicles and machinery and equipment—3 to 8 years. Depreciation expense was $12.1 million, $13.1 million, and $11.3 million for fiscal 2021, 2020, and 2019, respectively.

At April 3, 2021, the Company owned five idle manufacturing facilities and two idle retail sales centers with a net book value of $6.8 million. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. An impairment loss of $0.6 million was recorded in selling, general, and administrative expenses in fiscal 2020 related to a decrease in the estimated fair value of the Company’s idle manufacturing facilities. No impairment losses were recorded in either fiscal 2021 or 2019.

Leases: The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. The Company has elected not to recognize any right of use asset or lease liability for leases with an initial term of 12 months or less and has elected not to separate lease and non-lease components.

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

In fiscal 2021, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

Business combinations: The Company accounts for its business combinations in accordance with the accounting guidance in ASC 805. The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items. Refer to Note 2, Business Combination, for additional information.

Amortizable Intangible Assets: Amortizable intangible assets consist primarily of fair values assigned to customer relationships and trade names. Trade names were valued based upon the relief-from-royalty method and customer relationships were valued based upon the multi-period excess earnings method. Amortization is provided over the useful lives of the intangible assets, generally up to ten years, using the straight-line method. The recoverability of amortizable intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered, in accordance with the recognition and measurement provisions of ASC 360.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At April 3, 2021 and March 28, 2020, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $16.3 million and $16.5 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $5.2 million and $6.1 million at April 3, 2021 and March 28, 2020, respectively.

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

On March 29, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” using a modified retrospective approach. The standard amends several aspects of the measurement of credit losses related to certain financial instruments, including the replacement of the existing incurred credit loss model and other models with the current expected credit losses ("CECL") model. The cumulative effect of adoption resulted in an increase of $0.2 million in the allowance for credit loss and a corresponding decrease in retained earnings as of March 29, 2020. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At both April 3, 2021 and March 28, 2020, accounts receivable are reflected net of reserves of $0.4 million. Other notes receivable are reflected net of reserves of $0.4 million and $0.5 million at April 3, 2021 and March 28, 2020, respectively.

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

Recently Issued Accounting Pronouncements Pending Adoption:

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2.	Business Combination

ScotBilt Acquisition

 On February 28, 2021, the Company acquired 100% of the membership interests of ScotBilt Homes, LLC and related companies (“ScotBilt”), a builder of manufactured homes with annual revenues of approximately $79.0 million, for a purchase price of $53.0 million. Under the terms of the purchase agreement, the purchase price was adjusted for cash held by ScotBilt at the closing date and working capital adjustments resulting in total purchase consideration of $54.5 million and total cash paid to sellers of $54.1 million. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations (“ASC 805”). As such, the purchase price  was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. Due to the limited amount of time that has passed since acquiring ScotBilt, the purchase price allocation for this acquisition is preliminary and could change.

The preliminary allocation of the purchase price was as follows:

(Dollars in thousands)
Cash	$1,542
Trade accounts receivable	2,256
Inventory	6,923
Property, plant, and equipment	10,466
Other assets	1,164
Accounts payable and accrued liabilities	(7,243)
Intangibles	21,100
Goodwill	18,282
Total purchase price allocation	$54,490

Goodwill is primarily attributable to expected synergies from the combination of the companies, including, but not limited to, expected cost synergies through procurement activities and operational improvements through sharing of best practices. Goodwill, which is deductible for income tax purposes, was allocated to the U.S. Factory-built Housing reporting unit.

Cash, trade accounts receivable, inventory, other assets, accounts payable, and accrued liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets include $13.0 million in customer relationships and $8.1 million associated with the ScotBilt trade name and were based on an independent appraisal. The fair value of the customer relationships was determined using the multi-period excess earnings method and the fair value of the trade name was determined using the relief-from-royalty method. The Company estimates that each intangible asset has a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $10.5 million related to property, plant, and equipment and $21.1 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of April 3, 2021. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

The acquisition of ScotBilt was a taxable business combination. Therefore, the Company’s tax basis in the assets acquired and the liabilities assumed approximate the respective fair values at the acquisition date.

3.	Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	April 3, 2021	March 28, 2020

Raw materials	$91,916	$55,408
Work in process	21,642	17,773
Finished goods and other	52,555	53,205
Total inventories	$166,113	$126,386

At April 3, 2021 and March 28, 2020, reserves for obsolete inventory were $4.6 million and $4.2 million, respectively.

4.	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense, for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019 was $12.1 million, $13.1 million, and $11.3 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	April 3, 2021	March 28, 2020

Land and improvements	$36,470	$35,332
Buildings and improvements	97,005	87,222
Machinery and equipment	57,790	51,239
Construction in progress	1,889	1,810
Property, plant, and equipment, at cost	193,154	175,603
Less accumulated depreciation	(78,014)	(66,312)
Property, plant, and equipment, net	$115,140	$109,291

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At April 3, 2021 and March 28, 2020, the Company had goodwill of $191.8 million and $173.5 million, respectively. The change in the goodwill balance during the period was a result of the acquisition of ScotBilt. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	April 3, 2021			March 28, 2020
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total

Gross carrying amount	$61,963	$21,409	$83,372	$48,370	$13,068	$61,438
Accumulated amortization	(18,158)	(6,379)	(24,537)	(13,118)	(4,963)	(18,081)
Amortizable intangibles, net	$43,805	$15,030	$58,835	$35,252	$8,105	$43,357
Weighted average remaining amortization period, in years	7.8	7.9	7.8	7.3	6.2	7.1

The Company recognized customer relationships of $13.0 million and trade names of $8.1 million related to the acquisition of ScotBilt. The fair value of the customer relationship intangible asset was estimated using the multi-period excess earnings method of the income approach. The fair value of the customer relationship intangible asset was determined based on estimates and assumptions of projected cash flows attributable to the acquired customer relationships, the annual attrition rate of existing customer relationships, the contributory asset charges attributable to the assets that support the customer relationships, such as: (i) net working capital; (ii) property, plant, and equipment; (iii) trade names; and (iv) workforce, with the economic life and the discount rate as determined at the time of the acquisition. The fair value of the trade names intangible asset was estimated using the relief-from-royalty method of the income approach. The fair value of the trade names intangible asset was determined based on estimates and assumptions of the expected life of the intangible asset, the royalty rate, and the discount rate that reflects the level of risk associated with the future cash flows, as determined at the time of the acquisition.

Amortization of intangible assets for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019 was $5.6 million, $5.4 million, and $4.8 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2022	$7,553
Fiscal 2023	7,436
Fiscal 2024	7,388
Fiscal 2025	7,388
Fiscal 2026	7,388

6.	Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	April 3, 2021	March 28, 2020

Customer deposits	$58,888	$22,679
Accrued volume rebates	18,207	17,469
Accrued warranty obligations	24,033	19,179
Accrued compensation and payroll taxes	42,560	27,776
Accrued insurance	12,421	11,182
Other	24,586	15,745
Total other current liabilities	$180,695	$114,030

7.	Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020

Balance at the beginning of the period	$24,969	$23,346
Warranty assumed in the acquisition of ScotBilt	1,996	—
Warranty expense	37,620	39,434
Cash warranty payments	(34,116)	(37,811)
Balance at end of period	30,469	24,969
Less noncurrent portion in other long-term liabilities	(6,436)	(5,790)
Total current portion	$24,033	$19,179

8.	Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	April 3, 2021	March 28, 2020

Revolving credit facility maturing in 2023	$26,900	$64,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	39,330	77,330
Less current portion	—	—
Total long-term debt	$39,330	$77,330

On June 5, 2018, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45 million. The credit agreement is secured by the assets of certain manufacturing facilities. Initial borrowings under the Credit Agreement were used to repay the Company’s $46.9 million term loans and replace the Company’s existing cash collateralized stand-alone letter of credit facility. During fiscal 2021, the Company elected to repay $38.0 million of the outstanding balance on the revolving credit facility.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate under the Credit Agreement adjusts based on the first lien net leverage of the Company. From June 5, 2018 through December 31, 2018, the annual interest rate was the selected London Interbank Offered Rate (“LIBOR”) plus 1.75%. Thereafter, the interest rate adjusts based on the first lien net leverage from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At April 3, 2021 the interest rate on borrowings under the Credit Agreement was 1.6% and letters of credit issued under the Credit Agreement totaled $30.4 million. Total available borrowings under the Credit Agreement as of April 3, 2021 were $42.7 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at April 3, 2021, including related costs and fees, was 2.18%. At March 28, 2020, the weighted-average interest rate, including related costs and fees, was 6.31%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of April 3, 2021.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At April 3, 2021 and March 28, 2020, the Company had outstanding borrowings on floor plan financing agreements of $25.7 million and $33.9 million, respectively. The financing arrangements allow for borrowings up to $50.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

9.	Revenue Recognition

The Company’s revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs with the transfer of control of products. The Company enters into contracts with its customers to provide manufactured homes, modular homes, park model RVs, ADUs, commercial structures and transportation services. Generally, the Company’s contracts may be terminated by the Company’s customers at any time prior to initiation of construction of the respective home. Historically, terminations of these contracts have been minimal. The Company receives signed sales quotes from its customers, which provide the terms for a specific home, including price. The Company also has agreements with certain customers that provide for certain variable consideration, such as volume discounts, that are deducted from the contract price and accrued at the time of sale. In certain situations, the Company may receive payment in advance of completion of its contractual obligations. In these situations, the arising contract liability is classified within customer deposits and receipts in excess of revenues. Following the receipt of the customer deposit, the Company typically completes its performance obligation within a twelve-month period.

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

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At April 3, 2021 and March 28, 2020, uncollected billings related to long-term construction contracts totaled $5.5 million and $1.0 million, respectively. There was no unbilled revenue for long-term contracts at April 3, 2021 or March 28, 2020.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year Ended April 3, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,254,505	$101,328	$—	$1,355,833
Commercial	11,803	—	—	11,803
Transportation	—	—	53,245	53,245
Total	$1,266,308	$101,328	$53,245	$1,420,881

	Year Ended March 28, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,218,293	$84,196	$—	$1,302,489
Commercial	8,100	—	—	8,100
Transportation	—	—	59,141	59,141
Total	$1,226,393	$84,196	$59,141	$1,369,730

	Year Ended March 30, 2019
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,166,245	$98,567	$—	$1,264,812
Commercial	11,442	—	—	11,442
Transportation	—	—	83,789	83,789
Total	$1,177,687	$98,567	$83,789	$1,360,043

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

(Dollars in thousands)	April 3, 2021	March 28, 2020
Operating lease expense	$5,387	$5,884
Short-term lease expense	1,925	1,378
Total lease expense	$7,312	$7,262

Operating lease assets and obligations included in the accompanying condensed consolidated balance sheet are shown below:

(Dollars in thousands)	April 3, 2021	March 28, 2020
Right-of-use assets under operating leases:
Other long-term assets	$11,473	$14,808
Lease obligations under operating leases:
Other current liabilities	4,250	4,789
Other long-term liabilities	7,223	10,019
Total lease obligation	$11,473	$14,808

Maturities of lease obligations as of April 3, 2021 are shown below:

(Dollars in thousands)	April 3, 2021
Fiscal 2022	$4,732
Fiscal 2023	3,787
Fiscal 2024	1,823
Fiscal 2025	1,133
Fiscal 2026	440
Thereafter	1,438
Total undiscounted cash flows	13,353
Less: imputed interest	(1,880)
Lease obligations under operating leases	$11,473

The weighted average lease term and discount rate for operating leases are shown below:

April 3, 2021
Weighted average remaining lease term (in years)	4.6
Weighted average discount rate (as a percent)	5.6

Other information related to leases is as follows:

(Dollars in thousands)	Year Ended April 3, 2021	Year Ended March 28, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$1,469	$6,177
Operating cash flows:
Cash paid related to operating lease obligations	$5,624	$5,811

11.	Income Taxes

Pretax income (loss) for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	March 30, 2019

Domestic	$92,832	$76,224	$(50,891)
Foreign	18,568	8,830	9,588
Income (loss) before income taxes	$111,400	$85,054	$(41,303)

The income tax provision by jurisdiction for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019 was as follows:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	March 30, 2019

Current:
U.S. federal	$13,094	$9,360	$9,353
Foreign	4,738	1,938	1,452
State	5,081	3,800	3,053
Total current	$22,913	$15,098	$13,858
Deferred
U.S. federal	$2,853	$5,660	$1,854
Foreign	851	5,214	987
State	(116)	922	206
Total deferred	$3,588	$11,796	$3,047
Total income tax expense	$26,501	$26,894	$16,905

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:
	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Tax expense (benefit) at U.S federal statutory rate	$23,394	$17,861	$(8,674)
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$3,969	$4,491	$2,412
Change in deferred tax valuation allowance	1,343	3,652	(986)
Foreign tax rate differences	900	502	579
Recognition of foreign investment basis difference	616	25	247
Non-deductible compensation due to Section 162(m)	586	1,007	2,760
Other permanent difference	265	844	531
Non-deductible equity-based compensation	—	—	17,545
Transaction costs related to the Exchange	—	—	2,051
Uncertain tax positions	—	(643)	(590)
Deferred tax rate changes	(778)	538	928
U.S. tax credits	(3,096)	(1,005)	(445)
Other	(698)	(378)	547
Total income tax expense	$26,501	$26,894	$16,905

The Tax Cuts and Jobs Act enacted in 2017 (“Tax Act”) subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

The U.S. income tax rate for fiscal 2021, 2020 and 2019 is 21%.

Deferred tax assets and liabilities at April 3, 2021 and March 28, 2020 consisted of the following:

(Dollars in thousands)	April 3, 2021	March 28, 2020
ASSETS
Intangible assets	$10,665	$9,665
Employee compensation	7,500	5,665
Warranty reserves	7,041	6,175
Foreign net operating loss carryforwards	6,250	5,400
U.S. federal net operating loss carryforwards	4,583	9,368
Self-insurance reserves	4,058	3,806
Lease assets	2,879	3,684
State net operating loss carryforwards	2,372	2,793
U.S. tax credit carryforwards	2,030	2,030
Dealer volume discounts	1,631	1,216
Inventory reserves and impairments	1,558	1,656
Equity-based compensation	1,333	1,156
Capitalized transaction costs	377	456
Foreign capital loss carryforwards	187	168
Outside basis difference in domestic partnership investment	-	2,229
Foreign currency translation adjustments	-	67
Other	1,282	1,130
Gross deferred tax assets	$53,746	$56,664
LIABILITIES
Intangible assets	$9,470	$10,711
Property, plant, and equipment	8,213	8,411
Foreign tax basis difference in investments	4,280	3,264
Lease liabilities	2,879	3,684
Other	718	837
Gross deferred tax liabilities	$25,560	$26,907
Valuation allowance	(12,552)	(11,209)
Net deferred tax assets	$15,634	$18,548

The Company anticipates periodically repatriating the earnings of its Netherlands and Canadian subsidiaries. A deferred tax liability is recognized for income tax withholding which may be incurred upon the reversal of basis differences in investments in its foreign subsidiaries.

The Company periodically evaluates the realizability of its deferred tax assets based on whether it is “more likely than not” that some portion of the deferred tax assets will not be realized. Our evaluation considers available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Due to the Exchange on June 1, 2018, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards that were generated by the pre-Exchange Skyline entities. The Company’s valuation allowance principally consists of valuation allowances for certain state NOL carryforwards, certain Canadian deferred tax assets, and the Company’s deferred tax assets in the Netherlands.

As of April 3, 2021, the Company has U.S. federal NOL carryforwards of $21.8 million, which expire in 2032 through 2035. The Company also has state NOL carryforwards in various jurisdictions which expire primarily in 2021 through 2041.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at April 3, 2021 or March 28, 2020. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense. Accrued interest and penalties as of April 3, 2021 and March 28, 2020, were not significant. The following table provides the changes in unrecognized tax benefits for fiscal 2021 and 2020:

(Dollars in thousands)	April 3, 2021	March 28, 2020

Unrecognized tax benefits, beginning of period	$—	$643
Increase related to tax positions taken during a prior period	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(643)
Unrecognized tax benefits, end of period	$—	$—

The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2017. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2018 through fiscal 2021, and U.S. state tax examinations by tax authorities for fiscal 2017 through fiscal 2021.

12.	Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $6.0 million, $8.3 million, and $102.0 million was recognized in fiscal 2021, 2020, and 2019, respectively. Included in equity-based compensation in fiscal 2019 is $6.0 million of expense related to former Skyline employees that vested in conjunction with the Exchange. Equity-based compensation expense was included in SG&A expenses in the accompanying consolidated statements of operations. The total associated income tax benefit recognized was $1.0 million, $1.3 million, $0.2 million in fiscal 2021, 2020, and 2019 respectively. Total unrecognized equity-based compensation for all share-based payment plans was $10.1 million at April 3, 2021, of which $5.3 million is expected to be recognized in fiscal 2022, $3.5 million in fiscal 2023 and $1.3 million thereafter, or a weighted-average period of 1.17 years.

Time-Vesting and Performance-Vesting Restricted Share Awards

    Champion Holdings granted awards to its officers, management employees, and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units Champion Holdings granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The exchange was accounted for as a modification. During fiscal 2019, a significant portion of the performance-vesting restricted shares vested in conjunction with certain follow-on public offerings.  The incremental fair value of the modification of the awards was $95.1 million and was recognized as expense in fiscal 2019 as all vesting conditions were met during the period. The fair value of the awards that vested during fiscal both 2021 and 2020 was $4.2 million.

A summary of the activity associated with these awards is as follows:

(amounts in thousands)	Management Incentive Plan Award Units	Time Based Restricted Share Awards	Performance Based Restricted Share Awards

Outstanding at March 31, 2018	12,655	—	—
Granted	1,000	—	—
Exchange of MIP awards for restricted share awards	(13,655)	290	3,686
Vested	—	—	(3,686)
Outstanding at March 30, 2019	—	290	—
Vested	—	(145)	—
Outstanding at March 28, 2020	—	145	—
Vested	—	(145)	—
Outstanding at April 3, 2021	—	—	—

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

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term.  The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2018	—
Granted	146	$15.00
Outstanding at March 30, 2019	146	$15.00
Granted	266	$32.11
Exercised	(8)	$15.00
Forfeitures	(1)	$15.00
Outstanding at March 28, 2020	403	$26.29
Granted	138	$31.21
Exercised	(5)	$32.04
Outstanding at April 3, 2021	536	$27.50	8.7	$10,680

Vested and expected to vest at April 3, 2021	536	$27.50	8.7	$10,680
Exercisable at April 3, 2021	199	$22.64	8.2	$4,921

The assumptions used in the Black-Scholes option-pricing model along with the weighted average grant date fair value for awards granted in the periods presented are as follows:

Option Award Assumptions	Fiscal 2021	Fiscal 2020	Fiscal 2019
Weighted-average assumptions used:
Expected volatility	45.0%	30.0%	25.8%
Dividend yield	—	—	—
Risk-free interest rate	0.5%	1.7%	2.4%
Expected term, in years	6.00	5.88	5.75
Weighted average grant date fair value per share	$12.48	$10.33	$3.93

Performance Share Units

In fiscal 2021, 2020 and 2019, the Company issued performance share units that contain market vesting conditions and service conditions. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for these awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 150% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the market condition as specified in the performance share unit agreement. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Outstanding at March 31, 2018	—
Granted	146	$3.62
Outstanding at March 30, 2019	146	$3.62
Granted	86	$29.05
Forfeitures	(2)	$3.62
Outstanding at March 28, 2020	230	$13.85
Granted	61	$28.38
Outstanding at April 3, 2021	291	$16.90

The assumptions used in the Monte-Carlo simulation for performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2021	Fiscal 2020	Fiscal 2019
Weighted-average assumptions used:
Expected volatility	50.0%	30.0%	29.5%
Dividend yield	—	—	—
Risk-free interest rate	0.2%	1.6%	2.4%
Expected term, in years	3.00	2.84	2.49
Weighted average grant date fair value per share	$28.38	$29.05	$3.62

Restricted Stock Units and Restricted Share Awards

Restricted stock units and restricted share awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $2.5 million, $2.1 million, and $8.5 million during fiscal 2021, 2020, and 2019, respectively. The weighted average grant date fair value for restricted stock units granted in fiscal 2021, 2020, and 2019 was $28.33, $31.34, and $14.24, respectively. The weighted average grant date fair value for restricted share awards granted in fiscal 2019 was $29.77.

(units and shares in thousands)	Restricted Stock Units	Restricted Share Awards
Outstanding at March 31, 2018	—	—
Granted	158	349
Vested	—	(349)
Outstanding at March 30, 2019	158	—
Granted	112	—
Vested	(75)	—
Forfeitures	(1)
Outstanding at March 28, 2020	194	—
Granted	87	—
Vested	(98)	—
Outstanding at April 3, 2021	183	—

13.	Earnings Per Share

Basic net income (loss) per share (“EPS”) attributable to the Company was computed by dividing net income (loss) attributable to the Company by the average number of common shares outstanding during the period. The Company’s time-vesting and performance-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During fiscal years 2021, 2020, and 2019, the two-class method was more dilutive. The number of shares used to calculate earnings per share prior to the Exchange was determined based on the exchange ratio, as defined in the Exchange Agreement.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	April 3, 2021	March 28, 2020	March 30, 2019

Numerator:
Net income (loss)	$84,899	$58,160	$(58,208)
Undistributed earnings allocated to participating securities	(77)	(170)	—
Net income (loss) attributable to the Company's common shareholders	$84,822	$57,990	$(58,208)
Denominator:
Basic weighted average shares outstanding	56,648	56,516	53,491
Dilutive securities	325	246	—
Diluted weighted average shares outstanding	56,973	56,762	53,491
Basic net income (loss) per share:	$1.50	$1.03	$(1.09)
Diluted net income (loss) per share:	$1.49	$1.02	$(1.09)

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	April 3, 2021	March 28, 2020
Options	$62	$53
Restricted Share Units	81	60
Performance Share Units	182	133
Total dilutive securities	$325	$246

14.	Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $2.6 million, $2.4 million, and $0.6 million related to this plan during fiscal 2021, 2020, and 2019, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.5 million in fiscal 2021 and $0.6 million in both fiscal 2020 and 2019.

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

On June 1, 2018, the Company, the Principal Shareholders, Champion Holdings, and certain other parties entered into a registration rights agreement providing for, among other things, customary demand registration rights, shelf registration rights and “piggyback” registration rights in favor of the Principal Shareholders and Arthur J. Decio. The Company registered shares for its own account and registered for sale shares held by the Principal Shareholders and others. As the result of a sale of shares by the Principal Shareholders on September 25, 2018, the Principal Shareholders held less than 50% of the Company’s outstanding shares. Two of the Principal Shareholders, Bain and Centerbridge, have sold all of their shares in the Company. The Company did not sell any shares. MAK continues to hold registration rights in its favor, and their shares are registered for sale.

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

16.	Segment Information

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

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	April 3, 2021	March 28, 2020	March 30, 2019

Net sales:
U.S. Factory-built Housing	$1,266,308	$1,226,393	$1,177,687
Canadian Factory-built Housing	101,328	84,196	98,567
Corporate/Other	53,245	59,141	83,789
Consolidated net sales	$1,420,881	$1,369,730	$1,360,043
Operating income:
U.S. Factory-built Housing EBITDA	$142,699	$131,339	$111,857
Canadian Factory-built Housing EBITDA	19,564	9,272	10,417
Corporate/Other EBITDA	(29,911)	(35,610)	(135,937)
Other income	(5,889)	—	—
Depreciation	(12,087)	(13,116)	(11,259)
Amortization	(5,617)	(5,430)	(4,820)
Consolidated operating income (loss)	$108,759	$86,455	$(29,742)
Depreciation:
U.S. Factory-built Housing	$9,620	$11,015	$9,507
Canadian Factory-built Housing	860	1,073	933
Corporate/Other	1,607	1,028	819
Consolidated depreciation	$12,087	$13,116	$11,259
Amortization of intangible assets:
U.S. Factory-built Housing	$5,617	$5,430	$4,587
Canadian Factory-built Housing	—	—	233
Corporate/Other	—	—	—
Consolidated amortization of intangible assets	$5,617	$5,430	$4,820
Capital expenditures:
U.S. Factory-built Housing	$6,261	$11,753	$9,494
Canadian Factory-built Housing	1,034	1,566	879
Corporate/Other	721	2,070	1,719
Consolidated capital expenditures	$8,016	$15,389	$12,092

(Dollars in thousands)	April 3, 2021	March 28, 2020

Total Assets:
U.S. Factory-built Housing (1)	$578,897	$491,110
Canadian Factory-built Housing (1)	87,224	56,760
Corporate/Other (1)	251,781	233,830
Consolidated total assets	$917,902	$781,700
(1)

Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

17.	Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $1.4 million and $1.0 million at April 3, 2021 and March 28, 2020, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of April 3, 2020 was estimated to be approximately $219.5 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019.

At April 3, 2021, the Company was contingently obligated for approximately $30.4 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $17.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $34.4 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Concentrations

The components and products used in the factory-built housing operations are presently available from a variety of vendors, and the Company is not dependent upon any single supplier. Prices of certain materials, such as lumber, insulation, steel and drywall, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials, such as drywall and insulation, has sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. The Company generally has been able to pass higher material costs on to its customers in the form of surcharges and price increases. For fiscal 2021, 2020, and 2019, sales from the Company’s Canadian operations were approximately 7%, 6%, and 7%, respectively, of consolidated sales. The Company’s net assets in Canada totaled approximately $87.2 million and $45.0 million at April 3, 2021 and March 28, 2020, respectively.

The Company has approximately 7,700 employees. The Company’s manufacturing facilities in Canada employ approximately 900 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each have separate expiration dates. We are operating under an extension and continue to negotiate for one agreement that otherwise would have expired in November 2019, the remaining agreements are set to expire in May 2021, June 2021, June 2022, and November 2022.

18.	Summary Quarterly Financial Data (Unaudited)

The following table presents summary unaudited quarterly financial data:

	Fiscal 2021				Fiscal 2020
(Dollars in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$273,285	$322,366	$377,581	$447,649	$371,888	$354,458	$342,239	$301,145
Gross profit	54,003	62,793	71,784	99,115	76,035	74,055	68,901	59,984
Net income	11,903	17,511	21,599	33,886	17,380	17,745	17,037	5,998
Per share data:
Basic income per share	0.21	0.31	0.38	0.60	0.31	0.31	0.30	0.11
Diluted income per share	0.21	0.31	0.38	0.59	0.31	0.31	0.30	0.11

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Fiscal Year Ended April 3, 2021:
Allowance for doubtful accounts	$0.4	$0.2	$(0.2)	$-		$0.4
Valuation allowance for deferred taxes	11.2	1.4	-	-		12.6
Fiscal Year Ended March 28, 2020:
Allowance for doubtful accounts	$0.6	$0.7	$(0.9)	-		$0.4
Valuation allowance for deferred taxes	7.3	4.5	(0.2)	(0.4)	(a)	11.2
Fiscal Year Ended March 30, 2019
Allowance for doubtful accounts	$0.2	$0.5	$(0.1)	-		$0.6
Valuation allowance for deferred taxes	6.4	0.3	(1.3)	1.9	(b)	7.3

(a)Represents a decrease due to provision-to-return adjustments (b)Represents an increase in valuation allowance for deferred taxes related to a business combination.