Form 10-Q
period 2021-07-03
Skyline Champion Corp
filed 2021-08-04
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

Number of shares of common stock outstanding as of July 23, 2021: 56,757,417

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	July 3, 2021	April 3, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,738	$262,581
Trade accounts receivable, net	60,545	57,481
Inventories, net	191,596	166,113
Other current assets	22,495	13,592
Total current assets	562,374	499,767
Long-term assets:
Property, plant, and equipment, net	121,313	115,140
Goodwill	191,970	191,803
Amortizable intangible assets, net	56,947	58,835
Deferred tax assets	16,115	19,914
Other noncurrent assets	37,678	32,443
Total assets	$986,397	$917,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$28,778	$25,733
Accounts payable	66,079	57,214
Other current liabilities	193,586	180,695
Total current liabilities	288,443	263,642
Long-term liabilities:
Long-term debt	39,330	39,330
Deferred tax liabilities	4,525	4,280
Other	41,516	42,039
Total long-term liabilities	85,371	85,649

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,699 and 56,640 shares issued as of July 3, 2021 and April 3, 2021, respectively	1,571	1,569
Additional paid-in capital	493,191	491,668
Retained earnings	124,467	82,898
Accumulated other comprehensive loss	(6,646)	(7,524)
Total stockholders’ equity	612,583	568,611
Total liabilities and stockholders’ equity	$986,397	$917,902

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	July 3, 2021	June 27, 2020
Net sales	$510,197	$273,285
Cost of sales	398,667	219,282
Gross profit	111,530	54,003
Selling, general, and administrative expenses	54,023	40,807
Operating income	57,507	13,196
Interest expense, net	649	942
Other income	(54)	(4,214)
Income before income taxes	56,912	16,468
Income tax expense	14,011	4,565
Net income	$42,901	$11,903
Net income per share:
Basic	$0.76	$0.21
Diluted	$0.75	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	July 3, 2021	June 27, 2020
Net income	$42,901	$11,903
Other comprehensive income:
Foreign currency translation adjustments	878	1,095
Total comprehensive income	$43,779	$12,998

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities
Net income	$42,901	$11,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,257	2,921
Amortization of intangible assets	1,888	1,361
Amortization of deferred financing fees	127	127
Equity-based compensation	1,441	2,226
Deferred taxes	4,079	1,532
Loss on disposal of property, plant, and equipment	6	5
Foreign currency transaction gain	(84)	(122)
Change in assets and liabilities:
Accounts receivable	(3,097)	2,483
Inventories	(25,129)	10,956
Prepaids and other assets	(14,992)	(232)
Accounts payable	8,741	(6,396)
Accrued expenses and other liabilities	12,767	5,441
Net cash provided by operating activities	31,905	32,205
Cash flows from investing activities
Additions to property, plant, and equipment	(9,221)	(1,311)
Proceeds from disposal of property, plant, and equipment	2	12
Net cash used in investing activities	(9,219)	(1,299)
Cash flows from financing activities
Changes in floor plan financing, net	3,045	(4,527)
Stock option exercises	79	3
Tax payments for equity-based compensation	(1,326)	—
Net cash provided by (used in) financing activities	1,798	(4,524)
Effect of exchange rate changes on cash and cash equivalents	673	670
Net increase in cash and cash equivalents	25,157	27,052
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$287,738	$236,507

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended July 3, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	42,901	—	42,901
Equity-based compensation	—	—	1,441	—	—	1,441
Net common stock issued under equity-based compensation plans	59	2	82	(1,332)	—	(1,248)
Foreign currency translation adjustments	—	—	—	—	878	878
Balance at July 3, 2021	56,699	$1,571	$493,191	$124,467	$(6,646)	$612,583

	Three months ended June 27, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	11,903	—	11,903
Equity-based compensation	—	—	2,226	—	—	2,226
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Stock option exercises	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	—	1,095	1,095
Balance at June 27, 2020	56,665	$1,570	$487,781	$11,610	$(11,664)	$489,297

Components of accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.

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

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs were announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $3.6 million for payroll subsidies under CEWS and $0.6 million for wage subsidies under the CARES Act and other state level programs in the United States during the first quarter of fiscal 2021. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through July 3, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 26, 2021 (the “Fiscal 2021 Annual Report”).

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

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $0.5 million and $0.4 million at July 3, 2021 and April 3, 2021, respectively. At both July 3, 2021 and April 3, 2021, other notes receivable are reflected net of reserves of $0.4 million.

Certain prior fiscal year amounts have been reclassified to conform with the current year presentation.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2022,” will end on April 2, 2022 and will include 52 weeks. References to “fiscal 2021” refer to the Company’s fiscal year ended April 3, 2021. The three months ended July 3, 2021 and June 27, 2020 each included 13 weeks.

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2. Business Acquisition

ScotBilt Acquisition

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

On February 28, 2021, the Company acquired 100% of the membership interests of ScotBilt Homes, LLC and related companies (“ScotBilt”), a builder of manufactured homes with annual revenues of approximately $79.0 million, for a purchase price of $53.0 million. Under the terms of the purchase agreement, the preliminary purchase price was adjusted for cash held by ScotBilt at the closing date and working capital adjustments resulting in total purchase consideration of $54.5 million and total cash paid to sellers of $54.1 million. In the first quarter of fiscal 2022, the Company reduced the preliminary purchase price allocation by $0.2 million as a result of the final working capital adjustments. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations (“ASC 805”). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation for this acquisition is preliminary and could change.

The preliminary allocation of the purchase price was as follows:

(Dollars in thousands)
Cash	$1,521
Trade accounts receivable	2,256
Inventory	6,752
Property, plant, and equipment	10,466
Other assets	1,164
Accounts payable and accrued liabilities	(7,432)
Intangibles	21,100
Goodwill	18,449
Total purchase price allocation	$54,276

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	July 3, 2021	April 3, 2021
Raw materials	$109,950	$91,916
Work in process	23,090	21,642
Finished goods and other	58,556	52,555
Total inventories, net	$191,596	$166,113

At July 3, 2021 and April 3, 2021, reserves for obsolete inventory were $4.6 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended July 3, 2021 and June 27, 2020 was $3.3 million and $2.9 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	July 3, 2021	April 3, 2021
Land and improvements	$38,455	$36,470
Buildings and improvements	95,789	97,005
Machinery and equipment	59,052	57,790
Construction in progress	9,393	1,889
Property, plant, and equipment, at cost	202,689	193,154
Less: accumulated depreciation	(81,376)	(78,014)
Property, plant, and equipment, net	$121,313	$115,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At July 3, 2021 and April 3, 2021, the Company had goodwill of $192.0 million and $191.8 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	July 3, 2021			April 3, 2021
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$62,058	$21,448	$83,506	$61,963	$21,409	$83,372
Accumulated amortization	(19,662)	(6,897)	(26,559)	(18,158)	(6,379)	$(24,537)
Amortizable intangibles, net	$42,396	$14,551	$56,947	$43,805	$15,030	$58,835

During the three months ended July 3, 2021 and June 27, 2020, amortization of intangible assets was $1.9 million and $1.4 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. At July 3, 2021 and April 3, 2021, the Company had capitalized cloud computing costs of $5.4 million and $0.3 million within other noncurrent assets, respectively. There was no amortization of capitalized cloud computing costs during the three months ended July 3, 2021 and June 27, 2020.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

6. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	July 3, 2021	April 3, 2021
Customer deposits	$64,551	$58,888
Accrued volume rebates	19,834	18,207
Accrued warranty obligations	24,643	24,033
Accrued compensation and payroll taxes	38,663	42,560
Accrued insurance	13,762	12,421
Other	32,133	24,586
Total other current liabilities	$193,586	$180,695

7. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020
Balance at beginning of period	$30,469	$24,969
Warranty expense	10,304	6,359
Cash warranty payments	(9,694)	(6,633)
Balance at end of period	31,079	24,695
Less: noncurrent portion in other long-term liabilities	(6,436)	(5,790)
Total current portion	$24,643	$18,905

8. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	July 3, 2021	April 3, 2021
Revolving credit facility maturing in 2023	$26,900	$26,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	39,330	39,330
Less: current portion	—	—
Total long-term debt	$39,330	$39,330

The Company has an agreement with a syndicate of banks that provides for a revolving credit facility of up to $100.0 million, including a letter of credit sub-facility of not less than $45.0 million (“Credit Agreement”). The revolving credit facility allows the Company to draw down, repay and re-draw loans on the available funds during the term of the Credit Agreement.

The Credit Agreement matures on June 5, 2023 and has no scheduled amortization. The interest rate on borrowings under the Credit Agreement adjusts based on the first lien net leverage of the Company from a high of LIBOR plus 2.25% and ABR plus 1.25% when the first lien net leverage is equal to or greater than 2.00:1.00, to a low of LIBOR plus 1.50% and ABR plus 0.50% when the first lien net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.25% and 0.40% (depending on the first lien net leverage) in respect of unused commitments under the Credit Agreement. At July 3, 2021 the interest rate on borrowings under the Credit Agreement was 1.6%. At July 3, 2021, letters of credit issued under the Credit Agreement totaled $30.4 million and total available borrowings were $42.7 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at July 3, 2021, including related costs and fees, was 2.13%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Credit Agreement as of July 3, 2021.

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement. See Note 14, "Subsequent Events."

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At July 3, 2021 and April 3, 2021, the Company had outstanding borrowings on floor plan financing agreements of $28.8 million and $25.7 million, respectively. Total credit line capacity provided under the agreements was $57.0 million as of July 3, 2021. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

9. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended July 3, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$455,891	$37,831	$—	$493,722
Commercial	1,429	—	—	1,429
Transportation	—	—	15,046	15,046
Total	$457,320	$37,831	$15,046	$510,197

	Three months ended June 27, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$248,859	$15,195	$—	$264,054
Commercial	—	—	—	—
Transportation	—	—	9,231	9,231
Total	$248,859	$15,195	$9,231	$273,285

10. Income Taxes

For the three months ended July 3, 2021 and June 27, 2020, the Company recorded $14.0 million and $4.6 million of income tax expense and had an effective tax rate of 24.6% and 27.7%, respectively.

The Company’s effective tax rate for the three months ended July 3, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions and tax benefits from vested equity compensation. The Company’s effective tax rate for the three months ended June 27, 2020 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses and results in foreign jurisdictions.

At July 3, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

11. Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-based restricted share awards were

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

considered participating securities prior to the completion of the vesting period. The vesting for these time-based shares was completed in the second quarter of fiscal 2021. Diluted earnings per common share is computed based on the more dilutive of: (i) the two class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three months ended June 27, 2020, the two-class method was more dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	July 3, 2021	June 27, 2020
Numerator:
Net income	$42,901	$11,903
Undistributed earnings allocated to participating securities	—	(30)
Net income attributable to the Company's common shareholders	$42,901	$11,873
Denominator:
Basic weighted-average shares outstanding	56,706	56,532
Dilutive securities	497	229
Diluted weighted-average shares outstanding	57,203	56,761

Basic net income per share	$0.76	$0.21
Diluted net income per share	$0.75	$0.21

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020

Net sales:
U.S. Factory-built Housing	$457,320	$248,859
Canadian Factory-built Housing	37,831	15,195
Corporate/Other	15,046	9,231
Consolidated net sales	$510,197	$273,285
Operating income:
U.S. Factory-built Housing EBITDA	$63,017	$23,793
Canadian Factory-built Housing EBITDA	5,666	1,292
Corporate/Other EBITDA	(5,977)	(7,607)
Other income	(54)	—
Depreciation	(3,257)	(2,921)
Amortization	(1,888)	(1,361)
Consolidated operating income	$57,507	$13,196
Depreciation:
U.S. Factory-built Housing	$2,610	$2,398
Canadian Factory-built Housing	285	115
Corporate/Other	362	408
Consolidated depreciation	$3,257	$2,921
Amortization of U.S. Factory-built Housing intangible assets:	$1,888	$1,361
Capital expenditures:
U.S. Factory-built Housing	$7,258	$885
Canadian Factory-built Housing	105	157
Corporate/Other	1,858	269
Consolidated capital expenditures	$9,221	$1,311

(Dollars in thousands)	July 3, 2021	April 3, 2021
Total Assets:
U.S. Factory-built Housing (1)	$602,941	$578,897
Canadian Factory-built Housing (1)	91,561	87,224
Corporate/Other (1)	291,895	251,781
Consolidated total assets	$986,397	$917,902

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Excluding the resale value of the homes, the contingent repurchase obligation as of July 3, 2021 was estimated to be $231.0 million. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements and historical loss experience, as well as current economic conditions and forecasts that affect the potential loss exposure, a loss reserve of $1.5 million and $1.4 million was recorded

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

as of July 3, 2021 and April 3, 2021, respectively. Losses incurred on homes repurchased were not significant during the three months ended July 3, 2021 or June 27, 2020.

At July 3, 2021, the Company was contingently obligated for $30.4 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $17.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Credit Agreement. The Company was also contingently obligated for $35.0 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

14. Subsequent Event

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for a $200.0 million revolving credit facility (the “Revolving Credit Facility”), including a $45.0 million letter of credit sub-facility. The 2021 Credit Agreement amended and restated the Company’s existing $100.0 million revolving credit facility. Outstanding borrowings of $26.9 million on the Company’s existing revolving credit facility were repaid at the time of closing. The Revolving Credit Facility may be utilized for working capital, capital expenditures, permitted acquisitions, permitted restricted payments and other general corporate purposes. The Revolving Credit Facility matures on July 7, 2026, and has no scheduled amortization.

Item 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s condensed consolidated financial statements and the related notes that appear in Item 1 of this Report.

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America (based on revenue) and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 35 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Industry and Company Outlook

Since July 2020, U.S. and Canadian housing industry demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of accessory dwelling units and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

The robust demand environment has resulted in backlog of $1,200 million as of July 3, 2021 compared to $192.1 million as of June 27, 2020. Generally higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in certain material input costs, especially forest products. We manage our business to anticipate these cost increases and generally are able to pass them along to our customers. Historically order cancellation rates have been very low, however, the longer lead-time caused by larger backlogs and changing prices may lead to increased cancellations in future periods.

For the three months ended July 3, 2021, approximately 80% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one month lag. According to data reported by MHI, HUD-code industry home shipments were 27,857 and 21,667 units during the three months ended May 31, 2021 and 2020, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 20.8% and 13.8%, for the three months ended May 31, 2021 and 2020, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

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

On June 21, 2021, the Company acquired two idle facilities in Navasota, Texas in order to strengthen its production capabilities in the Texas market. The Company intends to initiate production in one or both of these facilities by the end of fiscal 2022. On February 28, 2021, the Company acquired ScotBilt. In calendar 2020, ScotBilt shipped over 1,600 homes from its two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. ScotBilt has approximately 400 employees in its two manufacturing facilities. The Company believes ScotBilt is an excellent fit because of the compatible company cultures, and ScotBilt’s strong presence in the attractive Mid-South region, which helps to balance national distribution and complements the Company’s existing manufacturing footprint. The operations of ScotBilt are included in the financial results of the Company since the date of the acquisition. On January 14, 2021, the Company acquired two idled facilities in Pembroke, North Carolina, which provides an opportunity to further expand its manufacturing footprint in the South and Southeast markets. The Company is currently assessing prospects for initiating production in one or both of these facilities.

The Company's acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s HUD and modular homebuilding presence in the U.S. as well as improving the results of operations. These acquisitions and investments are included in the Company's consolidated results for periods subsequent to their respective acquisition dates.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members and social distancing protocols. During fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism. In the second half of fiscal 2021, the Company was able to increase daily production rates over the levels achieved in the prior fiscal year period as direct labor staffing levels increased and production efficiencies improved. As of July 3, 2021, availability of labor and certain materials remain subject to disruption and uncertainty. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

In the first quarter of fiscal 2021, in response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $1.9 million of expense related to those extended benefits in the first quarter of fiscal 2021. Various government programs were announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provides a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $3.6 million for payroll subsidies under CEWS and $0.6 million for wage subsidies under the CARES Act and other state level programs in the United States during the first quarter of fiscal 2021. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through July 3, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

UNAUDITED INCOME STATEMENTS FOR THE FIRST QUARTER OF FISCAL 2022 VS. 2021

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020

Results of Operations Data:
Net sales	$510,197	$273,285
Cost of sales	398,667	219,282
Gross profit	111,530	54,003
Selling, general, and administrative expenses	54,023	40,807
Operating income	57,507	13,196
Interest expense, net	649	942
Other income	(54)	(4,214)
Income before income taxes	56,912	16,468
Income tax expense	14,011	4,565
Net income	$42,901	$11,903

Reconciliation of Adjusted EBITDA:
Net income	$42,901	$11,903
Income tax expense	14,011	4,565
Interest expense, net	649	942
Depreciation and amortization	5,145	4,282
Equity-based compensation (for awards granted prior to December 31, 2018)	—	970
Other	—	(122)
Adjusted EBITDA	$62,706	$22,540
As a percent of net sales:
Gross profit	21.9%	19.8%
Selling, general, and administrative expenses	10.6%	14.9%
Operating income	11.3%	4.8%
Net income	8.4%	4.4%
Adjusted EBITDA	12.3%	8.2%

NET SALES

The following table summarizes net sales for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Net sales	$510,197	$273,285	$236,912	86.7%
U.S. manufacturing and retail net sales	$457,320	$248,859	$208,461	83.8%
U.S. homes sold	6,372	4,028	2,344	58.2%
U.S. manufacturing and retail average home selling price	$71.8	$61.8	$10.0	16.2%
Canadian manufacturing net sales	$37,831	$15,195	$22,636	149.0%
Canadian homes sold	385	192	193	100.5%
Canadian manufacturing average home selling price	$98.3	$79.1	$19.2	24.3%
Corporate/Other net sales	$15,046	$9,231	$5,815	63.0%
U.S. manufacturing facilities in operation at end of period	35	33
U.S. retail sales centers in operation at end of period	18	21
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended July 3, 2021 were $510.2 million, an increase of $236.9 million, or 86.7% ,over the three months ended June 27, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $208.5 million, or 83.8%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase was primarily due to an increase in the number of homes sold during the three months ended July 3, 2021 of 58.2%, as well as an increase in the average home selling price of 16.2%, and the impact of

ScotBilt. The increase in the number of homes sold was due to strong demand which resulted in increased production levels at many of the Company’s manufacturing locations. The average selling price increased due to pricing actions enacted in response to rising material costs. Net sales in the first quarter of fiscal 2021 were also negatively impacted by COVID-19 related plant shutdowns and higher than normal absenteeism.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $22.6 million, or 149.0% for the three months ended July 3, 2021 compared to the same period in the prior fiscal year, primarily due to a 100.5% increase in the number of homes sold, coupled with a 24.3% increase in average home selling price. The increase in volume was due to an increase in demand and production rates. The increase in average selling price was due to pricing actions enacted in response to rising material costs. On a constant currency basis, net sales for the Canadian segment were favorably impacted by approximately $4.5 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the first three months of fiscal 2022 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended July 3, 2021, net sales increased $5.8 million, or 63.0%, primarily attributable to an increase in demand in the recreational vehicles and manufactured housing industries.

GROSS PROFIT

The following table summarizes gross profit for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$99,211	$48,410	$50,801	104.9%
Canadian Factory-built Housing	8,325	2,782	5,543	199.2%
Corporate/Other	3,994	2,811	1,183	42.1%
Total gross profit	$111,530	$54,003	$57,527	106.5%
Gross profit as a percent of net sales	21.9%	19.8%

Gross profit as a percent of sales during the three months ended July 3, 2021 was 21.9% compared to 19.8% during the three months ended June 27, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $50.8 million, or 104.9%, during the three months ended July 3, 2021 compared to the same period in the prior fiscal year. Gross profit was 21.7% as a percent of segment net sales for the three months ended July 3, 2021compared to 19.5% in the same period of the prior fiscal year. The increase in gross profit is due to operational efficiencies and increased leverage of manufacturing fixed costs caused by higher production volumes as well as a reduction of COVID-19 related sick-pay and health benefits provided in the prior fiscal year, all partially offset by higher material and labor costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $5.5 million, or 199.2% during the three months ended July 3, 2021 compared to the same period in the prior fiscal year primarily due to increased sales volume. Gross profit as a percent of net sales was 22.0% for the three months ended July 3, 2021, compared to 18.3% in the same period of the prior fiscal year due to direct labor and manufacturing efficiencies from the increase in home sales volumes, partially offset by higher material and labor costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.2 million, or 42.1%, during the three months ended July 3, 2021 compared to the same period of the prior fiscal year, primarily due to increased net sales in the Company’s transportation operations. Gross profit decreased as a percent of segment net sales to 26.5% from 30.5% as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$40,755	$28,376	$12,379	43.6%
Canadian Factory-built Housing	2,945	1,606	1,339	83.4%
Corporate/Other	10,323	10,825	(502)	(4.6%)
Total selling, general, and administrative expenses	$54,023	$40,807	$13,216	32.4%
Selling, general, and administrative expense as a percent of net sales	10.6%	14.9%

Selling, general, and administrative expenses were $54.0 million for the three months ended July 3, 2021, an increase of $13.2 million , or 32.4%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $12.4 million, or 43.6%, during the three months ended July 3, 2021 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 8.9% for the three months ended July 3, 2021 compared to 11.4% during the comparable period of the prior fiscal year primarily due to increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from the following factors: (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from headcount increases due to the growth in housing demand; (iii) an increase in travel expenses compared to the same period in the prior fiscal year; and (iv) the impact of ScotBilt.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $1.3 million, or 83.4%, for the three months ended July 3, 2021 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 7.8% for the three months ended July 3, 2021 compared to 10.6% during the comparable period of the prior fiscal year primarily due to increased leverage of fixed costs caused by the increase in net sales. The increase in selling, general, and administrative expenses resulted from an increase in commissions and incentive compensation as well as wage expense from headcount increases due to the growth in housing demand.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $0.5 million, or 4.6%, during the three months ended July 3, 2021 as compared to the same period of the prior fiscal year due to a reduction in equity compensation costs.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Interest expense	$808	$1,087	$(279)	(25.7%)
Less: Interest income	(159)	(145)	(14)	9.7%
Interest expense, net	$649	$942	$(293)	(31.1%)
Average outstanding floor plan payable	$28,592	$31,067
Average outstanding long-term debt	$39,330	$77,330

Interest expense, net was $0.6 million for the three months ended July 3, 2021, a decrease of $0.3 million, or 31.3%, compared to the same period of the prior fiscal year. The net decrease in expense was primarily due to a lower average outstanding balance on the Company’s revolving credit facility during the first quarter ended July 3, 2021 versus the same quarter in fiscal 2021.

OTHER INCOME

The following table summarizes other income for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Other income	$(54)	$(4,214)	$4,160	(98.7%)

Other income decreased $4.2 million, or 98.7%, during the three months ended July 3, 2021 as compared to the same period of the prior fiscal year. The decrease is due to a reduction in the wage subsidies provided by government sponsored financial assistance programs that were enacted in response to the COVID-19 pandemic. The programs included a Canadian wage subsidy benefit of $3.6 million and U.S. federal and state wage subsidy benefits of $0.6 million during the three months ended June 27, 2020.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Income tax expense	$14,011	$4,565	$9,446	206.9%
Effective tax rate	24.6%	27.7%

Income tax expense for the three months ended July 3, 2021 was $14.0 million, representing an effective tax rate of 24.6%, compared to income tax expense of $4.6 million, representing an effective tax rate of 27.7% for the three months ended June 27, 2020.

The Company’s effective tax rate for the three months ended July 3, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation. The Company’s effective tax rate for the three months ended June 27, 2020 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020	$ Change	% Change

Net income	$42,901	$11,903	$30,998	*
Income tax expense	14,011	4,565	9,446	*
Interest expense, net	649	942	(293)	(31.1%)
Depreciation and amortization	5,145	4,282	863	20.2%
Equity-based compensation (for awards granted prior to December 31, 2018)	—	970	(970)	*
Other	—	(122)	122	*
Adjusted EBITDA	$62,706	$22,540	$40,166	*

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended July 3, 2021 was $62.7 million, an increase of $40.2 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income primarily due to increases in sales volume and gross margin, partially offset by higher SG&A expenses.

The Company defines Adjusted EBITDA as net income or loss plus; (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) equity based compensation for awards granted prior to December 31, 2018; (f) non-cash restructuring charges and impairment of assets; and (g) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at July 3, 2021 totaled $1,200 million compared to $192.1 million at June 27, 2020. The increase in backlog was driven by increased demand for single-family homes which resulted in order levels that significantly outpaced production in both the U.S. and Canada. Increasing production rates to keep pace with orders is limited by individual plant capacity, time to train new employees, employee attendance and availability of materials, including most recently raw material allocations by certain suppliers.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended July 3, 2021 and June 27, 2020:

	Three months ended
(Dollars in thousands)	July 3, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$31,905	$32,205
Investing activities	(9,219)	(1,299)
Financing activities	1,798	(4,524)
Effect of exchange rate changes on cash, cash equivalents	673	670
Net increase in cash and cash equivalents	25,157	27,052
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$287,738	$236,507

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and debt payment obligations. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company’s revolving credit facility includes a leverage ratio covenant that requires the Company’s first lien debt levels to remain less than 2.75 times consolidated trailing twelve-month EBITDA. The leverage ratio was increased to 3.0 times consolidated trailing twelve-month EBITDA for the four quarters subsequent to the acquisition of ScotBilt. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $31.9 million for the three months ended July 3, 2021 compared to $32.2 million for the three months ended June 27, 2020. Cash provided by operating activities decreased due to an increase in inventory from higher material costs and higher stocking levels to mitigate supply chain challenges, and an increase prepaid and other assets from capitalized cloud computing costs, offset by higher net income.

Cash used in investing activities was $9.2 million for the three months ended July 3, 2021 compared to $1.3 million for the three months ended June 27, 2020. The increase in cash used for investing activities was primarily related to an increase in capital expenditures in the current period which was primarily due to the acquisition of an idle manufacturing facility in Texas.

Cash provided by financing activities was $1.8 million for the three months ended July 3, 2021 compared to cash used in financing activities of $4.5 million for the three months ended June 27, 2020. Cash provided by financing activities for the first three months of fiscal 2022 was related to increased floor plan financing, offset by tax payments for equity-based compensation. Cash used in financing activities for the first three months of fiscal 2021 was solely related to $4.5 million of net repayments of floorplan payables.

On July 7, 2021, the Company entered into the 2021 Credit Agreement which amended and restated the Company's existing $100.0 million revolving credit facility. The 2021 Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. Outstanding borrowings of $26.9 million on the Company’s existing revolving credit facility were repaid at the time of closing. The expanded revolving credit facility may be utilized for working capital, capital expenditures, permitted acquisitions, permitted restricted payments and other general corporate purposes, matures on July 7, 2026, and has no scheduled amortization.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2021 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2021 Annual Report.

Recently Issued Accounting Pronouncements

For information on the impact of recently issued accounting pronouncements, see Note 1, “Basis of Presentation – Recently Issued Accounting Pronouncements,” to the condensed consolidated financial statements included in this Report.

Forward-Looking Statements

Some of the statements in this Report are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures, and financial condition. These statements are often identified by the words “will,” “could”, “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in our forward-looking statements, including regional, national and international economic, financial, public health and labor conditions, and the following:

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
•
the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2021 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2021 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since April 3, 2021.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at July 3, 2021. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2021.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II – OTHER INFORMATION

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	August 4, 2021
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	August 4, 2021
Laurie Hough	(Principal Financial Officer)