Form 10-Q
period 2021-10-02
Skyline Champion Corp
filed 2021-11-03
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

Number of shares of common stock outstanding as of October 21, 2021: 56,799,419

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	October 2, 2021	April 3, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310,258	$262,581
Trade accounts receivable, net	72,886	57,481
Inventories, net	179,976	166,113
Other current assets	20,315	13,592
Total current assets	583,435	499,767
Long-term assets:
Property, plant, and equipment, net	122,905	115,140
Goodwill	191,970	191,803
Amortizable intangible assets, net	55,073	58,835
Deferred tax assets	13,832	19,914
Other noncurrent assets	43,115	32,443
Total assets	$1,010,330	$917,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$30,840	$25,733
Accounts payable	57,694	57,214
Other current liabilities	200,747	180,695
Total current liabilities	289,281	263,642
Long-term liabilities:
Long-term debt	12,430	39,330
Deferred tax liabilities	4,620	4,280
Other	41,021	42,039
Total long-term liabilities	58,071	85,649

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,796 and 56,640 shares issued as of October 2, 2021 and April 3, 2021, respectively	1,572	1,569
Additional paid-in capital	496,059	491,668
Retained earnings	173,513	82,898
Accumulated other comprehensive loss	(8,166)	(7,524)
Total stockholders’ equity	662,978	568,611
Total liabilities and stockholders’ equity	$1,010,330	$917,902

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$524,225	$322,366	$1,034,422	$595,651
Cost of sales	394,898	259,573	793,565	478,855
Gross profit	129,327	62,793	240,857	116,796
Selling, general, and administrative expenses	61,340	41,373	115,363	82,180
Operating income	67,987	21,420	125,494	34,616
Interest expense, net	845	864	1,494	1,806
Other expense (income)	11	(2,599)	(43)	(6,813)
Income before income taxes	67,131	23,155	124,043	39,623
Income tax expense	16,408	5,644	30,419	10,209
Net income	$50,723	$17,511	$93,624	$29,414
Net income per share:
Basic	$0.89	$0.31	$1.65	$0.52
Diluted	$0.89	$0.31	$1.64	$0.52

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$50,723	$17,511	$93,624	$29,414
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,520)	861	(642)	1,956
Total comprehensive income	$49,203	$18,372	$92,982	$31,370

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities
Net income	$93,624	$29,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,521	5,969
Amortization of intangible assets	3,762	2,721
Amortization of deferred financing fees	509	253
Equity-based compensation	4,213	3,624
Deferred taxes	6,421	2,655
Loss on disposal of property, plant, and equipment	686	15
Foreign currency transaction loss (gain)	35	(219)
Change in assets and liabilities:
Accounts receivable	(15,351)	(984)
Inventories	(14,138)	(990)
Prepaids and other assets	(17,934)	(2,063)
Accounts payable	407	5,406
Accrued expenses and other liabilities	20,132	18,041
Net cash provided by operating activities	88,887	63,842
Cash flows from investing activities
Additions to property, plant, and equipment	(15,105)	(2,552)
Cash paid for acquisition	(207)	—
Proceeds from maturity of Company owned life insurance policy	—	1,186
Proceeds from disposal of property, plant, and equipment	66	32
Net cash used in investing activities	(15,246)	(1,334)
Cash flows from financing activities
Changes in floor plan financing, net	5,107	(7,316)
Payments on deferred financing fees	(1,130)	—
Payments on revolving debt facility	(26,900)	—
Stock option exercises	377	67
Tax payments for equity-based compensation	(3,007)	(1,687)
Net cash used in financing activities	(25,553)	(8,936)
Effect of exchange rate changes on cash and cash equivalents	(411)	1,259
Net increase in cash and cash equivalents	47,677	54,831
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$310,258	$264,286

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	56,699	$1,571	$493,191	$124,467	$(6,646)	$612,583
Net income	—	—	—	50,723	—	50,723
Equity-based compensation	—	—	2,772	—	—	2,772
Net common stock issued under equity-based compensation plans	97	1	96	(1,677)	—	(1,580)
Foreign currency translation adjustments	—	—	—	—	(1,520)	(1,520)
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978

	Six months ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	93,624	—	93,624
Equity-based compensation	—	—	4,213	—	—	4,213
Net common stock issued under equity-based compensation plans	156	3	178	(3,009)	—	(2,828)
Foreign currency translation adjustments	—	—	—	—	(642)	(642)
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978

	Three months ended September 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	56,665	$1,570	$487,781	$11,610	$(11,664)	$489,297
Net income	—	—	—	17,511	—	17,511
Equity-based compensation	—	—	1,398	—	—	1,398
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,622)	—	—	(1,623)
Foreign currency translation adjustments	—	—	—	—	861	861
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444

	Six months ended September 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	29,414	—	29,414
Equity-based compensation	—	—	3,624	—	—	3,624
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,619)	—	—	(1,620)
Foreign currency translation adjustments	—	—	—	—	1,956	1,956
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444

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

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs were announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $0.6 million for wage subsidies under the CARES Act and other state level programs in the United States during the first quarter of fiscal 2021. The Company recognized $2.6 million and $6.2 million of payroll subsidies under CEWS during the three and six months ended September 26, 2020, respectively. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through October 2, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

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

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $0.5 million and $0.4 million at October 2, 2021 and April 3, 2021, respectively. At both October 2, 2021 and April 3, 2021, other notes receivable are reflected net of reserves of $0.4 million.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2022,” will end on April 2, 2022 and will include 52 weeks. References to “fiscal 2021” refer to the Company’s fiscal year ended April 3, 2021. The three and six months ended October 2, 2021 and September 26, 2020 each included 13 and 26 weeks, respectively.

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

2. Business Acquisition

ScotBilt Acquisition

On February 28, 2021, the Company acquired 100% of the membership interests of ScotBilt Homes, LLC and related companies (“ScotBilt”), a builder of manufactured homes with annual revenues of approximately $79.0 million, for a purchase price of $53.0 million. Under the terms of the purchase agreement, the preliminary purchase price was adjusted for cash held by ScotBilt at the closing date and working capital adjustments resulting in an initial total purchase consideration of $54.5 million. In the first quarter of fiscal 2022, the Company adjusted the preliminary purchase price allocation by $0.2 million as a result of the final working capital settlement. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations (“ASC 805”). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation for this acquisition is preliminary and could change.

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	October 2, 2021	April 3, 2021
Raw materials	$104,179	$91,916
Work in process	24,036	21,642
Finished goods and other	51,761	52,555
Total inventories, net	$179,976	$166,113

At October 2, 2021 and April 3, 2021, reserves for obsolete inventory were $4.5 million and $4.6 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended October 2, 2021 and September 26, 2020 was $3.3 million and $3.1 million, respectively. Depreciation expense for the six months ended October 2, 2021 and September 26, 2020 was $6.5 million and $6.0 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	October 2, 2021	April 3, 2021
Land and improvements	$38,966	$36,470
Buildings and improvements	96,324	97,005
Machinery and equipment	61,384	57,790
Construction in progress	10,591	1,889
Property, plant, and equipment, at cost	207,265	193,154
Less: accumulated depreciation	(84,360)	(78,014)
Property, plant, and equipment, net	$122,905	$115,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At October 2, 2021 and April 3, 2021, the Company had goodwill of $192.0 million and $191.8 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	October 2, 2021			April 3, 2021
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$61,923	$21,393	$83,316	$61,963	$21,409	$83,372
Accumulated amortization	(20,934)	(7,309)	(28,243)	(18,158)	(6,379)	$(24,537)
Amortizable intangibles, net	$40,989	$14,084	$55,073	$43,805	$15,030	$58,835

During the three months ended October 2, 2021 and September 26, 2020, amortization of intangible assets was $1.9 million and $1.3 million, respectively. During the six months ended October 2, 2021 and September 26, 2020, amortization of intangible assets was $3.8 million and $2.7 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. At October 2, 2021 and April 3, 2021, the Company had capitalized cloud computing costs of $10.6 million and $0.3 million within other noncurrent assets, respectively. There was no amortization of capitalized cloud computing costs during the three and six months ended October 2, 2021 and September 26, 2020, respectively, as the related cloud computing technology has not yet been placed in service.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

6. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	October 2, 2021	April 3, 2021
Customer deposits	$59,807	$58,888
Accrued volume rebates	23,048	18,207
Accrued warranty obligations	25,419	24,033
Accrued compensation and payroll taxes	45,484	42,560
Accrued insurance	15,716	12,421
Other	31,273	24,586
Total other current liabilities	$200,747	$180,695

7. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Balance at beginning of period	$31,079	$24,695	$30,469	$24,969
Warranty expense	10,880	8,394	21,184	14,753
Cash warranty payments	(10,104)	(8,629)	(19,798)	(15,262)
Balance at end of period	31,855	24,460	31,855	24,460
Less: noncurrent portion in other long-term liabilities	(6,436)	(5,790)	(6,436)	(5,790)
Total current portion	$25,419	$18,670	$25,419	$18,670

8. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	October 2, 2021	April 3, 2021
Revolving credit facility maturing in 2026	$—	$26,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	12,430	39,330
Less: current portion	—	—
Total long-term debt	$12,430	$39,330

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a revolving credit facility of up to $200.0 million, including a $45.0 million letter of credit sub-facility (“Amended Credit Agreement”). The Amended Credit Agreement replaced the Company’s previously existing $100.0 million revolving credit facility. Outstanding borrowings of $26.9 million on the Company’s previous revolving credit facility were repaid in July 2021. The Amended Credit Agreement allows the Company to draw down, repay and re-draw loans on the available funds during the term, subject to certain terms and conditions, matures in July 2026 and has no scheduled amortization. The Company capitalized $1.1 million of deferred financing fees associated with the Amended Credit Agreement, which is included in other noncurrent assets on the consolidated balance sheet. The Company wrote off $0.3 million of deferred financing fees associated with the previously existing credit facility, which is included in interest expense, net for the three and six months ended October 2, 2021.

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of LIBOR plus 1.875% and ABR plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. At October 2, 2021 the interest rate under the Amended Credit Agreement was 1.2%. At October 2, 2021, letters of credit issued under the Amended Credit Agreement totaled $30.4 million and total available borrowings were $169.6 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at October 2, 2021, including related costs and fees, was 1.74%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of October 2, 2021.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At October 2, 2021 and April 3, 2021, the Company had outstanding borrowings on floor plan financing agreements of $30.8 million and $25.7 million, respectively. Total credit line capacity provided under the agreements was $57.0 million as of October 2, 2021. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and six months ended October 2, 2021 and September 26, 2020:

	Three months ended October 2, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$469,127	$38,501	$—	$507,628
Commercial	2,572	—	—	2,572
Transportation	—	—	14,025	14,025
Total	$471,699	$38,501	$14,025	$524,225

	Six months ended October 2, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$925,018	$76,332	$—	$1,001,350
Commercial	4,001	—	—	4,001
Transportation	—	—	29,071	29,071
Total	$929,019	$76,332	$29,071	$1,034,422

	Three months ended September 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$275,969	$24,558	$—	$300,527
Commercial	7,391	—	—	7,391
Transportation	—	—	14,448	14,448
Total	$283,360	$24,558	$14,448	$322,366

	Six months ended September 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$524,828	$39,753	$—	$564,581
Commercial	7,391	—	—	7,391
Transportation	—	—	23,679	23,679
Total	$532,219	$39,753	$23,679	$595,651

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10. Income Taxes

For the three months ended October 2, 2021 and September 26, 2020, the Company recorded $16.4 million and $5.6 million of income tax expense and had an effective tax rate during each period of 24.4%. For the six months ended October 2, 2021 and September 26, 2020, the Company recorded $30.4 million and $10.2 million of income tax expense and had an effective tax rate of 24.5% and 25.8%, respectively.

The Company’s effective tax rate for the three months and six months ended October 2, 2021 differs from the federal statutory rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation. The Company’s effective tax rate for the three months and six months ended September 26, 2020 differs from the federal statutory rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At October 2, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

11. Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-based restricted share awards were considered participating securities prior to the completion of the vesting period. The vesting for these time-based shares occurred in the second quarter of fiscal 2021. Diluted earnings per common share is computed based on the more dilutive of: (i) the two class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the three and six months ended September 26, 2020, the two-class method was more dilutive.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income	$50,723	$17,511	$93,624	$29,414
Undistributed earnings allocated to participating securities	—	(19)	—	(53)
Net income attributable to the Company's common shareholders	$50,723	$17,492	$93,624	$29,361
Denominator:
Basic weighted-average shares outstanding	56,808	56,654	56,757	56,593
Dilutive securities	400	255	455	238
Diluted weighted-average shares outstanding	57,208	56,909	57,212	56,831

Basic net income per share	$0.89	$0.31	$1.65	$0.52
Diluted net income per share	$0.89	$0.31	$1.64	$0.52

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

Selected financial information by reportable segment was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020

Net sales:
U.S. Factory-built Housing	$471,699	$283,360	$929,019	$532,219
Canadian Factory-built Housing	38,501	24,558	76,332	39,753
Corporate/Other	14,025	14,448	29,071	23,679
Consolidated net sales	$524,225	$322,366	$1,034,422	$595,651
Operating income:
U.S. Factory-built Housing EBITDA	$78,075	$28,697	$141,092	$53,090
Canadian Factory-built Housing EBITDA	6,390	5,951	12,056	10,857
Corporate/Other EBITDA	(11,351)	(6,221)	(17,328)	(13,828)
Other income	11	(2,599)	(43)	(6,813)
Depreciation	(3,264)	(3,048)	(6,521)	(5,969)
Amortization	(1,874)	(1,360)	(3,762)	(2,721)
Consolidated operating income	$67,987	$21,420	$125,494	$34,616
Depreciation:
U.S. Factory-built Housing	$2,619	$2,391	$5,229	$4,789
Canadian Factory-built Housing	273	248	558	363
Corporate/Other	372	409	734	817
Consolidated depreciation	$3,264	$3,048	$6,521	$5,969
Amortization of U.S. Factory-built Housing intangible assets:	$1,874	$1,360	$3,762	$2,721
Capital expenditures:
U.S. Factory-built Housing	$5,269	$1,054	$12,527	$1,939
Canadian Factory-built Housing	236	85	341	242
Corporate/Other	379	102	2,237	371
Consolidated capital expenditures	$5,884	$1,241	$15,105	$2,552

(Dollars in thousands)			October 2, 2021	April 3, 2021
Total Assets:
U.S. Factory-built Housing (1)			$605,669	$578,897
Canadian Factory-built Housing (1)			93,773	87,224
Corporate/Other (1)			310,888	251,781
Consolidated total assets			$1,010,330	$917,902

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Excluding the resale value of the homes, the contingent repurchase obligation as of October 2, 2021 was estimated to be $243.4 million. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements and historical loss experience, as well as current economic conditions and forecasts that affect the potential loss exposure, a loss reserve of $1.5 million and $1.4 million was recorded as of October 2, 2021 and April 3, 2021, respectively. Losses incurred on homes repurchased were not significant during the three or six months ended October 2, 2021 or September 26, 2020.

At October 2, 2021, the Company was contingently obligated for $30.4 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $17.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $35.1 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company is the largest independent publicly traded factory-built solutions provider in North America (based on revenue) and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 35 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold mainly to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Industry and Company Outlook

Since July 2020, U.S. and Canadian housing industry demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. We have also seen a number of market trends pointing to increased sales of accessory dwelling units and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

The robust demand environment has resulted in backlog of $1,369 million as of October 2, 2021 compared to $390.1 million as of September 26, 2020. Generally higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in certain material input costs, most significantly forest products for much of fiscal 2022. In addition, we are also experiencing supply disruption, higher freight costs and fluctuating prices for many of our other material inputs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to review our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers. Historically, order cancellation rates have been very low, but the longer lead-time caused by larger backlogs and changing prices could result in cancellations in future periods.

For the six months ended October 2, 2021, approximately 77% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute ("MHI"), HUD-code industry home shipments were 43,949 and 36,312 units during the five months ended August 31, 2021 and 2020, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 19.5% and 15.6%, for the five months ended August 31, 2021 and 2020, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units.

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to make existing manufacturing facilities more profitable as well as executing measured expansion of its manufacturing and retail footprints.

The Company has increased capacity through strategic acquisitions and expansions of its manufacturing operations. The Company is focused on growing in strong housing markets across the U.S.

On June 21, 2021, the Company acquired two idle facilities in Navasota, Texas in order to strengthen its production capabilities in the Texas market. The Company intends to initiate production in one of these facilities by the end of fiscal 2022. On February 28, 2021, the Company acquired ScotBilt. In calendar 2020, ScotBilt shipped over 1,600 homes from its two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. ScotBilt has approximately 400 employees in its two manufacturing facilities. The Company believes ScotBilt is an excellent fit because of the compatible company cultures and because of ScotBilt’s strong presence in the attractive Mid-South region, which helps to balance national distribution and complements the Company’s existing manufacturing footprint. The operations of ScotBilt are included in the financial results of the Company since the date of the acquisition. On January 14, 2021, the Company acquired two idled facilities in Pembroke, North Carolina, which provides an opportunity to further expand its manufacturing footprint in the South and Southeast markets. The Company is currently assessing prospects for initiating production in one or both of these facilities.

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

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members, and social distancing protocols. During fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism. In the second half of fiscal 2021, the Company was able to increase daily production rates over the levels achieved in the prior fiscal year period as direct labor staffing levels increased and production efficiencies improved. As of October 2, 2021, availability of labor and certain materials remain subject to disruption and uncertainty. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

As part of the initial response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees during the first quarter of fiscal 2021. The Company’s U.S. operations incurred $1.9 million of expense related to the extended benefits. Various government programs have been announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provided a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $2.6 million and $6.2 million, respectively, for payroll subsidies under CEWS during the three and six months ended September 26, 2020. The Company also recognized $0.6 million for payroll subsidies under the CARES Act during the first quarter of fiscal 2021. In addition, the CARES Act allowed for deferring payment of certain payroll taxes. Through October 2, 2021, the Company has deferred $11.8 million of payroll taxes that will be paid beginning in December 2021.

UNAUDITED INCOME STATEMENTS FOR THE SECOND QUARTER OF FISCAL 2022 VS. 2021

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020

Results of Operations Data:
Net sales	$524,225	$322,366
Cost of sales	394,898	259,573
Gross profit	129,327	62,793
Selling, general, and administrative expenses	61,340	41,373
Operating income	67,987	21,420
Interest expense, net	845	864
Other income (expense)	11	(2,599)
Income before income taxes	67,131	23,155
Income tax expense	16,408	5,644
Net income	$50,723	$17,511

Reconciliation of Adjusted EBITDA:
Net income	$50,723	$17,511
Income tax expense	16,408	5,644
Interest expense, net	845	864
Depreciation and amortization	5,138	4,408
Equity-based compensation (for awards granted prior to December 31, 2018)	—	388
Other	—	122
Adjusted EBITDA	$73,114	$28,937
As a percent of net sales:
Gross profit	24.7%	19.5%
Selling, general, and administrative expenses	11.7%	12.8%
Operating income	13.0%	6.6%
Net income	9.7%	5.4%
Adjusted EBITDA	13.9%	9.0%

NET SALES

The following table summarizes net sales for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$524,225	$322,366	$201,859	62.6%
U.S. manufacturing and retail net sales	$471,699	$283,360	$188,339	66.5%
U.S. homes sold	5,902	4,689	1,213	25.9%
U.S. manufacturing and retail average home selling price	$79.9	$60.4	$19.5	32.3%
Canadian manufacturing net sales	$38,501	$24,558	$13,943	56.8%
Canadian homes sold	358	302	56	18.5%
Canadian manufacturing average home selling price	$107.5	$81.3	$26.2	32.2%
Corporate/Other net sales	$14,025	$14,448	$(423)	(2.9%)
U.S. manufacturing facilities in operation at end of period	35	33
U.S. retail sales centers in operation at end of period	18	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended October 2, 2021 were $524.2 million, an increase of $201.9 million, or 62.6%, over the three months ended September 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $188.3 million, or 66.5%, for the three months ended October 2, 2021 compared to the three months ended September 26, 2020. The change was primarily due to an increase in the number of homes sold during the period of 25.9%, an increase in the average home selling price of 32.3%, and the impact of the acquisition of ScotBilt. Demand for our products has increased significantly in recent periods and we have been able to increase production in response to that demand. The average selling price increased during the period due to pricing actions enacted in response to rising material, freight, and labor costs. Generally, we are able to pass the increase in input costs along to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $13.9 million, or 56.8% for the three months ended October 2, 2021 compared to the same period in the prior fiscal year, primarily due to an 18.5% increase in the number of homes sold and a 32.2% increase in average home selling price. The increase in volume was due to an increase in demand and production rates. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.6 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended October 2, 2021 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended October 2, 2021, net sales decreased $0.4 million, or 2.9%, primarily attributable to lower revenue from the shipment of recreational vehicles.

GROSS PROFIT

The following table summarizes gross profit for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$116,604	$54,546	$62,058	113.8%
Canadian Factory-built Housing	8,868	4,787	4,081	85.3%
Corporate/Other	3,855	3,460	395	11.4%
Total gross profit	$129,327	$62,793	$66,534	106.0%
Gross profit as a percent of net sales	24.7%	19.5%

Gross profit as a percent of sales during the three months ended October 2, 2021 was 24.7% compared to 19.5% during the three months ended September 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $62.1 million, or 113.8%, during the three months ended October 2, 2021 compared to the same period in the prior fiscal year. Gross profit was 24.7% as a percent of segment net sales for the three months ended October 2, 2021, compared to 19.2% in the same period of the prior fiscal year. The increase in gross profit is due to the increase in homes sold and operational efficiencies and increased leverage of manufacturing fixed costs resulting from higher production volumes.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $4.1 million, or 85.3%, during the three months ended October 2, 2021, compared to the same period in the prior fiscal year, primarily due to increased sales volume. Gross profit as a percent of net sales was 23.0% for the three months ended October 2, 2021, compared to 19.5% in the same period of the prior fiscal year. The improvement is due to direct labor and manufacturing efficiencies from the increase in home sales, partially offset by higher material costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.4 million, or 11.4%, during the three months ended October 2, 2021, compared to the same period of the prior fiscal year, as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$43,014	$29,601	$13,413	45.3%
Canadian Factory-built Housing	2,751	1,683	1,068	63.5%
Corporate/Other	15,575	10,089	5,486	54.4%
Total selling, general, and administrative expenses	$61,340	$41,373	$19,967	48.3%
Selling, general, and administrative expense as a percent of net sales	11.7%	12.8%

Selling, general, and administrative expenses were $61.3 million for the three months ended October 2, 2021, an increase of $20.0 million, or 48.3%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $13.4 million, or 45.3%, during the three months ended October 2, 2021, as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 9.1% for the three months ended October 2, 2021, compared to 10.4% during the comparable period of the prior fiscal year, primarily due to increased leverage of fixed costs resulting from the increase in sales. The increase in expenses resulted from the following factors: (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from headcount increases due to the growth in housing demand; and (iii) the impact of the acquisition of the ScotBilt operations.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $1.1 million, or 63.5%, for the three months ended October 2, 2021 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 7.1% for the three months ended October 2, 2021, compared to 6.9% during the comparable period of the prior fiscal year. The increase in expenses resulted from an increase in commissions and incentive compensation as well as wage expense from headcount increases due to the growth in housing demand.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $5.5 million, or 54.4%, during the three months ended October 2, 2021, compared to the same period of the prior fiscal year, due to an increase in employee compensation, primarily equity and incentive compensation as well as $2.1 million of costs related to investments made to enhance our customer buying experience and supporting systems.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Interest expense	$993	$974	$19	2.0%
Less: Interest income	(148)	(110)	(38)	34.5%
Interest expense, net	$845	$864	$(19)	(2.2%)
Average outstanding floor plan payable	$29,300	$27,309
Average outstanding long-term debt	$12,430	$77,330

Interest expense, net was $0.8 million for the three months ended October 2, 2021, remaining consistent with the same period of the prior fiscal year. The Company wrote off $0.3 million of deferred financing fees during the second quarter ended October 2, 2021, which offset the reduction in interest expense from lower average outstanding borrowing balance on the Company's revolving credit facility during the second quarter ended October 2, 2021 versus the same quarter in fiscal 2021.

OTHER EXPENSE (INCOME)

The following table summarizes other income for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Other expense (income)	$11	$(2,599)	$2,610	(100.4%)

Other income decreased $2.6 million, or 100.4%, during the three months ended October 2, 2021, as compared to the same period of the prior fiscal year. The decrease is due to a reduction in the wage subsidies provided by a Canadian government sponsored financial assistance program initially enacted in response to the pandemic.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Income tax expense	$16,408	$5,644	$10,764	190.7%
Effective tax rate	24.4%	24.4%

Income tax expense for the three months ended October 2, 2021 was $16.4 million, representing an effective tax rate of 24.4%, compared to income tax expense of $5.6 million, representing an effective tax rate of 24.4% for the three months ended September 26, 2020.

The Company’s effective tax rate for the three months ended October 2, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation. The Company’s effective tax rate for the three months ended September 26, 2020 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended October 2, 2021 and September 26, 2020:

	Three months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change
Net income	$50,723	$17,511	$33,212	*
Income tax expense	16,408	5,644	10,764	*
Interest expense, net	845	864	(19)	(2.2%)
Depreciation and amortization	5,138	4,408	730	16.6%
Equity-based compensation (for awards granted prior to December 31, 2018)	—	388	(388)	*
Other	—	122	(122)	*
Adjusted EBITDA	$73,114	$28,937	$44,177	*

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended October 2, 2021 was $73.1 million, an increase of $44.2 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume and gross margin, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2022 VS. 2021

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020

Results of Operations Data:
Net sales	$1,034,422	$595,651
Cost of sales	793,565	478,855
Gross profit	240,857	116,796
Selling, general, and administrative expenses	115,363	82,180
Operating income	125,494	34,616
Interest expense, net	1,494	1,806
Other income	(43)	(6,813)
Income before income taxes	124,043	39,623
Income tax expense	30,419	10,209
Net income	$93,624	$29,414

Reconciliation of Adjusted EBITDA:
Net income	$93,624	$29,414
Income tax expense	30,419	10,209
Interest expense, net	1,494	1,806
Depreciation and amortization	10,283	8,690
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,358
Adjusted EBITDA	$135,820	$51,477
As a percent of net sales:
Gross profit	23.3%	19.6%
Selling, general, and administrative expenses	11.2%	13.8%
Operating income	12.1%	5.8%
Net income	9.1%	4.9%
Adjusted EBITDA	13.1%	8.6%

NET SALES

The following table summarizes net sales for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Net sales	$1,034,422	$595,651	$438,771	73.7%
U.S. manufacturing and retail net sales	$929,019	$532,219	$396,800	74.6%
U.S. homes sold	12,274	8,717	3,557	40.8%
U.S. manufacturing and retail average home selling price	$75.7	$61.1	$14.6	23.9%
Canadian manufacturing net sales	$76,332	$39,753	$36,579	92.0%
Canadian homes sold	743	494	249	50.4%
Canadian manufacturing average home selling price	$102.7	$80.5	$22.2	27.6%
Corporate/Other net sales	$29,071	$23,679	$5,392	22.8%
U.S. manufacturing facilities in operation at end of period	35	33
U.S. retail sales centers in operation at end of period	18	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the six months ended October 2, 2021 were $1,034.4 million, an increase of $438.8 million, or 73.7%, over the six months ended September 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $396.8 million, or 74.6%, for the six months ended October 2, 2021 compared to the six months ended September 26, 2020. The increase was primarily due to an increase in the number of homes sold during the period of 3,557, an increase in the average selling price of 23.9%, and the impact of the acquisition of ScotBilt. The increase in the number of homes sold was a result of increased production levels at many of the Company’s manufacturing locations in reaction to strong demand. The average selling price increased due to pricing actions enacted in response to rising material and labor costs. Generally, we are able to pass the increase in input costs along to our customers. Net sales in the six months ended September 26, 2020 were more negatively impacted by COVID-19 related plant shutdowns and higher than normal absenteeism.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $36.6 million, or 92.0%, for the six months ended October 2, 2021 compared to the same period in the prior fiscal year, primarily due to an increase in homes sold of 249, coupled with a 27.6% increase in average home selling price. The increase in volume was due to an increase in demand and production rates. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. On a constant currency basis, net sales for the Canadian segment were favorably impacted by approximately $6.8 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the first six months of fiscal 2022 as compared to the same period of the prior fiscal year. Net sales in the six months ended September 26, 2020 were more negatively impacted by COVID-19 related plant shutdowns and higher than normal absenteeism.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended October 2, 2021, net sales increased $5.4 million, or 22.8%, primarily attributable to an increase in shipments of manufactured homes and recreational vehicles.

GROSS PROFIT

The following table summarizes gross profit for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$215,815	$102,956	$112,859	109.6%
Canadian Factory-built Housing	17,193	7,569	9,624	127.2%
Corporate/Other	7,849	6,271	1,578	25.2%
Total gross profit	$240,857	$116,796	$124,061	106.2%
Gross profit as a percent of net sales	23.3%	19.6%

Gross profit as a percent of sales during the six months ended October 2, 2021 was 23.3% compared to 19.6% during the six months ended September 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $112.9 million, or 109.6%, during the six months ended October 2, 2021 compared to the same period in the prior fiscal year. Gross profit was 23.2% as a percent of segment net sales for the six months ended October 2, 2021 compared to 19.3% in the same period of the prior fiscal year. The increase in gross profit is due to operational efficiencies and increased leverage of manufacturing fixed costs resulting from higher production volumes and a reduction of COVID-19 related sick-pay and health benefits provided in the prior fiscal year, all partially offset by higher material costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $9.6 million, or 127.2% during the six months ended October 2, 2021 compared to the same period in the prior fiscal year primarily due to increased sales volume. Gross profit as a percent of net sales was 22.5% for the six months ended October 2, 2021, compared to 19.0% in the same period of the prior fiscal year primarily due to operational efficiencies from the increase in home sales, partially offset by higher material and labor costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.6 million, or 25.2%, during the six months ended October 2, 2021 compared to the same period of the prior fiscal year, primarily due to increased net sales in the Company’s transportation operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$83,769	$57,977	$25,792	44.5%
Canadian Factory-built Housing	5,696	3,289	2,407	73.2%
Corporate/Other	25,898	20,914	4,984	23.8%
Total selling, general, and administrative expenses	$115,363	$82,180	$33,183	40.4%
Selling, general, and administrative expense as a percent of net sales	11.2%	13.8%

Selling, general, and administrative expenses were $115.4 million for the six months ended October 2, 2021, an increase of $33.2 million, or 40.4%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $25.8 million, or 44.5%, during the six months ended October 2, 2021 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 9.0% for the six months ended October 2, 2021 compared to 10.9% during the comparable period of the prior fiscal year. The increase in expenses resulted from the following factors: (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from headcount increases to support increased production; (iii) an increase in travel expenses compared to the same period in the prior fiscal year; and (iv) the impact of the acquisition of the ScotBilt operations.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $2.4 million, or 73.2%, for the six months ended October 2, 2021 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 7.5% for the six months ended October 2, 2021 compared to 8.3% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses resulted from an increase in commissions and incentive compensation as well as wage expense from additional headcount to support the increase in production.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $5.0 million, or 23.8%, during the six months ended October 2, 2021 as compared to the same period of the prior fiscal year due to an increase in wages, incentive and equity compensation costs as well as $1.9 million for the investment made to enhance our customer buying experience and supporting systems.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Interest expense	$1,801	$2,061	$(260)	(12.6%)
Less: Interest income	(307)	(255)	(52)	20.4%
Interest expense, net	$1,494	$1,806	$(312)	(17.3%)
Average outstanding floor plan payable	$28,946	$29,188
Average outstanding long-term debt	$25,882	$77,330

Interest expense, net was $1.5 million for the six months ended October 2, 2021, a decrease of $0.3 million, or 17.3%, compared to the same period of the prior fiscal year. The net decrease in expense was primarily due to a lower average outstanding balance on the Company’s revolving credit facility, partially offset by the write-off of deferred financing fees of $0.3 million in association with the previously existing revolving credit facility.

OTHER EXPENSE (INCOME)

The following table summarizes other income for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Other expense (income)	$(43)	$(6,813)	$6,770	(99.4%)

Other income decreased $6.8 million, or 99.4%, during the six months ended October 2, 2021, compared to the same period of the prior fiscal year. The decrease is due to a reduction in the wage subsidies provided by government sponsored financial assistance programs that were enacted in response to the COVID-19 pandemic. The programs included a Canadian wage subsidy benefit of $6.2 million and U.S. federal and state wage subsidy benefit of $0.6 million during the six months ended September 26, 2020.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Income tax expense	$30,419	$10,209	$20,210	198.0%
Effective tax rate	24.5%	25.8%

Income tax expense for the six months ended October 2, 2021 was $30.4 million, representing an effective tax rate of 24.5%, compared to income tax expense of $10.2 million, representing an effective tax rate of 25.8% for the six months ended September 26, 2020.

The Company’s effective tax rate for the six months ended October 2, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation. The Company’s effective tax rate for the six months ended September 26, 2020 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020	$ Change	% Change

Net income	$93,624	$29,414	$64,210	*
Income tax expense	30,419	10,209	20,210	*
Interest expense, net	1,494	1,806	(312)	(17.3%)
Depreciation and amortization	10,283	8,690	1,593	18.3%
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,358	(1,358)	*
Adjusted EBITDA	$135,820	$51,477	$84,343	*

* Indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended October 2, 2021 was $135.8 million, an increase of $84.3 million, from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume and gross margin, partially offset by higher SG&A expenses.

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

Also about Adjusted EBITDA:

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at October 2, 2021 totaled $1,369 million compared to $390.1 million at September 26, 2020. The increase in backlog was driven by increased demand for single-family homes, which resulted in order levels that significantly outpaced production in both the U.S. and Canada. Our ability to increase production rates to keep pace with orders is limited by individual plant capacity, the availability of and time needed to train new employees, employee attendance and availability of materials, including (most recently) raw material allocations by certain of our suppliers. We may experience greater order cancellations in the future as a result of higher prices and the longer time required to manufacture and deliver our products.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended October 2, 2021 and September 26, 2020:

	Six months ended
(Dollars in thousands)	October 2, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$88,887	$63,842
Investing activities	(15,246)	(1,334)
Financing activities	(25,553)	(8,936)
Effect of exchange rate changes on cash, cash equivalents	(411)	1,259
Net increase in cash and cash equivalents	47,677	54,831
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$310,258	$264,286

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and debt payment obligations. The Company does not have any scheduled long-term debt maturities in the next twelve months. On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At October 2, 2021 $169.6 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $88.9 million for the six months ended October 2, 2021 compared to $63.8 million for the six months ended September 26, 2020. Cash provided by operating activities increased due to higher net income, partially offset by an increase in inventory from higher material costs and higher stocking levels to mitigate supply chain challenges, an increase in accounts receivable from higher sales volumes, and an increase in prepaid and other assets primarily from the capitalization of cloud computing costs in fiscal 2022.

Cash used in investing activities was $15.2 million for the six months ended October 2, 2021 compared to $1.3 million for the six months ended September 26, 2020. The increase in cash used for investing activities was primarily related to an increase in capital expenditures in the current period which was related to the acquisition of two idle manufacturing facilities in Texas and investments in plant operations which were deferred in the prior-year due to the pandemic. The Company suspended all but critical capital projects in the first half of fiscal 2021 due to COVID-19 concerns. Capital spending in the first half of fiscal 2022 reflects our reversion to normal, planned spending.

Cash used in financing activities was $25.6 million for the six months ended October 2, 2021 compared to $8.9 million for the six months ended September 26, 2020. The increase in cash used for financing was primarily related to the repayment of the Company's previously existing revolving credit facility and payments of deferred financing fees related to the Amended Credit Agreement.

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
•
the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2021 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at October 2, 2021. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2021.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	November 3, 2021
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	November 3, 2021
Laurie Hough	(Principal Financial Officer)