Form 10-Q
period 2022-01-01
Skyline Champion Corp
filed 2022-02-03
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

or

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

Number of shares of common stock outstanding as of January 24, 2022: 56,827,132

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	January 1, 2022	April 3, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382,133	$262,581
Trade accounts receivable, net	46,184	57,481
Inventories, net	185,052	166,113
Other current assets	21,340	13,592
Total current assets	634,709	499,767
Long-term assets:
Property, plant, and equipment, net	127,196	115,140
Goodwill	191,970	191,803
Amortizable intangible assets, net	53,171	58,835
Deferred tax assets	14,304	19,914
Other noncurrent assets	46,801	32,443
Total assets	$1,068,151	$917,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$34,315	$25,733
Accounts payable	44,200	57,214
Other current liabilities	205,094	180,695
Total current liabilities	283,609	263,642
Long-term liabilities:
Long-term debt	12,430	39,330
Deferred tax liabilities	4,615	4,280
Other liabilities	34,119	42,039
Total long-term liabilities	51,164	85,649

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,827 and 56,640 shares issued as of January 1, 2022 and April 3, 2021, respectively	1,572	1,569
Additional paid-in capital	498,898	491,668
Retained earnings	241,135	82,898
Accumulated other comprehensive loss	(8,227)	(7,524)
Total stockholders’ equity	733,378	568,611
Total liabilities and stockholders’ equity	$1,068,151	$917,902

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net sales	$534,690	$377,581	$1,569,112	$973,232
Cost of sales	377,451	305,797	1,171,016	784,652
Gross profit	157,239	71,784	398,096	188,580
Selling, general, and administrative expenses	65,825	44,286	181,188	126,466
Operating income	91,414	27,498	216,908	62,114
Interest expense, net	508	795	2,002	2,601
Other expense (income)	7	(180)	(36)	(6,993)
Income before income taxes	90,899	26,883	214,942	66,506
Income tax expense	23,277	5,284	53,696	15,493
Net income	$67,622	$21,599	$161,246	$51,013
Net income per share:
Basic	$1.19	$0.38	$2.84	$0.90
Diluted	$1.18	$0.38	$2.81	$0.90

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Nine months ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net income	$67,622	$21,599	$161,246	$51,013
Other comprehensive income (loss):
Foreign currency translation adjustments	(61)	2,151	(703)	4,107
Total comprehensive income	$67,561	$23,750	$160,543	$55,120

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine months ended
	January 1, 2022	December 26, 2020
Cash flows from operating activities
Net income	$161,246	$51,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,869	8,994
Amortization of intangible assets	5,664	4,082
Amortization of deferred financing fees	599	380
Equity-based compensation	6,134	4,625
Deferred taxes	5,942	3,251
Loss (gain) on disposal of property, plant, and equipment	696	(75)
Foreign currency transaction loss (gain)	55	(421)
Change in assets and liabilities:
Accounts receivable	11,419	4,577
Inventories	(19,133)	(3,388)
Prepaids and other assets	(22,954)	(2,239)
Accounts payable	(13,076)	(284)
Accrued expenses and other liabilities	17,945	33,301
Net cash provided by operating activities	164,406	103,816
Cash flows from investing activities
Additions to property, plant, and equipment	(22,784)	(4,235)
Cash paid for acquisition	(207)	—
Proceeds from maturity of Company owned life insurance policy	—	1,186
Proceeds from disposal of property, plant, and equipment	70	1,836
Net cash used in investing activities	(22,921)	(1,213)
Cash flows from financing activities
Changes in floor plan financing, net	8,583	(8,318)
Payments on deferred financing fees	(1,130)	—
Payments on revolving debt facility	(26,900)	(38,000)
Stock option exercises	1,099	67
Tax payments for equity-based compensation	(3,007)	(1,687)
Net cash used in financing activities	(21,355)	(47,938)
Effect of exchange rate changes on cash and cash equivalents	(578)	2,940
Net increase in cash and cash equivalents	119,552	57,605
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$382,133	$267,060

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978
Net income	—	—	—	67,622	—	67,622
Equity-based compensation	—	—	1,921	—	—	1,921
Net common stock issued under equity-based compensation plans	31	—	918	—	—	918
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Balance at January 1, 2022	56,827	$1,572	$498,898	$241,135	$(8,227)	$733,378

	Nine months ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	161,246	—	161,246
Equity-based compensation	—	—	6,134	—	—	6,134
Net common stock issued under equity-based compensation plans	187	3	1,096	(3,009)	—	(1,910)
Foreign currency translation adjustments	—	—	—	—	(703)	(703)
Balance at January 1, 2022	56,827	$1,572	$498,898	$241,135	$(8,227)	$733,378

	Three months ended December 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at September 26, 2020	56,638	$1,569	$487,557	$29,121	$(10,803)	$507,444
Net income	—	—	—	21,599	—	21,599
Equity-based compensation	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	2,151	2,151
Balance at December 26, 2020	56,638	$1,569	$488,558	$50,720	$(8,652)	$532,195

	Nine months ended December 26, 2020
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	51,013	—	51,013
Equity-based compensation	—	—	4,625	—	—	4,625
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Net common stock issued under equity-based compensation plans	(27)	(1)	(1,619)	—	—	(1,620)
Foreign currency translation adjustments	—	—	—	—	4,107	4,107
Balance at December 26, 2020	56,638	$1,569	$488,558	$50,720	$(8,652)	$532,195

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

COVID-19 Government Financial Assistance: The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. Various government programs were announced to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $0.2 million and $7.0 million of subsidies under these programs during the three and nine months ended December 26, 2020, respectively. The Company’s policy is to account for these subsidies as Other Income in the period in which the related costs are incurred and the Company is reasonably assured to receive payment. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through December 2020 the Company deferred $11.8 million of payroll taxes. The Company paid $5.9 million of the deferred payroll taxes in the third quarter of fiscal 2022, with the remaining amount expected to be paid in December 2022.

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

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.0 million and $0.4 million at January 1, 2022 and April 3, 2021, respectively. At both January 1, 2022 and April 3, 2021, other notes receivable are reflected net of reserves of $0.4 million.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2022,” will end on April 2, 2022 and will include 52 weeks. References to “fiscal 2021” refer to the Company’s fiscal year ended April 3, 2021. The three and nine months ended January 1, 2022 and December 26, 2020 each included 13 and 39 weeks, respectively.

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	January 1, 2022	April 3, 2021
Raw materials	$108,370	$91,916
Work in process	22,644	21,642
Finished goods and other	54,038	52,555
Total inventories, net	$185,052	$166,113

At January 1, 2022 and April 3, 2021, reserves for obsolete inventory were $4.4 million and $4.6 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended January 1, 2022 and December 26, 2020 was $3.3 million and $3.0 million, respectively. Depreciation expense for the nine months ended January 1, 2022 and December 26, 2020 was $9.9 million and $9.0 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	January 1, 2022	April 3, 2021
Land and improvements	$39,411	$36,470
Buildings and improvements	97,206	97,005
Machinery and equipment	64,286	57,790
Construction in progress	13,913	1,889
Property, plant, and equipment, at cost	214,816	193,154
Less: accumulated depreciation	(87,620)	(78,014)
Property, plant, and equipment, net	$127,196	$115,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At January 1, 2022 and April 3, 2021, the Company had goodwill of $192.0 million and $191.8 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	January 1, 2022			April 3, 2021
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$61,913	$21,389	$83,302	$61,963	$21,409	$83,372
Accumulated amortization	(22,336)	(7,795)	(30,131)	(18,158)	(6,379)	$(24,537)
Amortizable intangibles, net	$39,577	$13,594	$53,171	$43,805	$15,030	$58,835

During the three months ended January 1, 2022 and December 26, 2020, amortization of intangible assets was $1.9 million and $1.4 million, respectively. During the nine months ended January 1, 2022 and December 26, 2020, amortization of intangible assets was $5.7 million and $4.1 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At January 1, 2022 and April 3, 2021, the Company had capitalized cloud computing costs of $15.7 million and $0.3 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Consolidated Balance Sheets. There was no amortization of capitalized cloud computing costs during the three and nine months ended January 1, 2022 and December 26, 2020 as the related systems have not yet been placed in service.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

6. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	January 1, 2022	April 3, 2021
Customer deposits	$65,114	$58,888
Accrued volume rebates	24,849	18,207
Accrued warranty obligations	24,508	24,033
Accrued compensation and payroll taxes	50,149	42,560
Accrued insurance	17,455	12,421
Other	23,019	24,586
Total other current liabilities	$205,094	$180,695

7. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Balance at beginning of period	$31,855	$24,460	$30,469	$24,969
Warranty expense	9,146	9,863	30,330	24,616
Cash warranty payments	(10,057)	(8,808)	(29,855)	(24,070)
Balance at end of period	30,944	25,515	30,944	25,515
Less: noncurrent portion in other long-term liabilities	(6,436)	(5,790)	(6,436)	(5,790)
Total current portion	$24,508	$19,725	$24,508	$19,725

8. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	January 1, 2022	April 3, 2021
Revolving credit facility maturing in 2026	$—	$26,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	12,430	39,330
Less: current portion	—	—
Total long-term debt	$12,430	$39,330

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a revolving credit facility of up to $200.0 million, including a $45.0 million letter of credit sub-facility (“Amended Credit Agreement”). The Amended Credit Agreement replaced the Company’s previously existing $100.0 million revolving credit facility. Outstanding borrowings of $26.9 million on the Company’s previous revolving credit facility were repaid in July 2021. The Amended Credit Agreement allows the Company to draw down, repay and re-draw loans on the available funds during the term, subject to certain terms and conditions, matures in July 2026 and has no scheduled amortization. The Company capitalized $1.1 million of deferred financing fees associated with the Amended Credit Agreement, which is included in other noncurrent assets on the accompanying consolidated balance sheets. The Company wrote off $0.3 million of deferred financing fees associated with the previously existing credit facility, which is included in interest expense, net for the nine months ended January 1, 2022.

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of LIBOR plus 1.875% and ABR plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. At January 1, 2022 the interest rate under the Amended Credit Agreement was 1.23%. At January 1, 2022, letters of credit issued under the Amended Credit Agreement totaled $30.4 million and total available borrowings were $169.6 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at January 1, 2022, including related costs and fees, was 1.78%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of January 1, 2022.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At January 1, 2022 and April 3, 2021, the Company had outstanding borrowings on floor plan financing agreements of $34.3 million and $25.7 million, respectively. Total credit line capacity provided under the agreements was $57.0 million as of January 1, 2022. Borrowings are secured by the financed homes and are required to be repaid when the Company sells a financed home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three months ended January 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$478,838	$36,910	$—	$515,748
Commercial	5,481	—	—	5,481
Transportation	—	—	13,461	13,461
Total	$484,319	$36,910	$13,461	$534,690

	Nine months ended January 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,403,856	$113,242	$—	$1,517,098
Commercial	9,482	—	—	9,482
Transportation	—	—	42,532	42,532
Total	$1,413,338	$113,242	$42,532	$1,569,112

	Three months ended December 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$332,200	$26,351	$—	$358,551
Commercial	4,158	—	—	4,158
Transportation	—	—	14,872	14,872
Total	$336,358	$26,351	$14,872	$377,581

	Nine months ended December 26, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing and retail	$857,028	$66,104	$—	$923,132
Commercial	11,549	—	—	11,549
Transportation	—	—	38,551	38,551
Total	$868,577	$66,104	$38,551	$973,232

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10. Income Taxes

For the three months ended January 1, 2022 and December 26, 2020, the Company recorded $23.3 million and $5.3 million of income tax expense and had an effective tax rate of 25.6% and 19.7%, respectively. For the nine months ended January 1, 2022 and December 26, 2020, the Company recorded $53.7 million and $15.5 million of income tax expense and had an effective tax rate of 25.0% and 23.3%, respectively. During the three months ended December 26, 2020, the Company completed a U.S. research and development ("R&D") tax credit study for the years 2018 and 2019 that resulted in the recognition of a tax benefit of $1.7 million.

The Company’s effective tax rate for the three and nine months ended January 1, 2022 differs from the federal statutory rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits related to equity compensation. The Company’s effective tax rate for the three and nine months ended December 26, 2020 differs from the federal statutory rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits (including the $1.7 million R&D credit), and results in foreign jurisdictions.

At January 1, 2022, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

11. Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-based restricted share awards were considered participating securities prior to the completion of the vesting period. The vesting for these time-based shares occurred in the second quarter of fiscal 2021. Diluted earnings per common share is computed based on the more dilutive of: (i) the two class method, assuming the participating securities are not exercised or converted; or (ii) the summation of average common shares outstanding and additional common shares that would have been outstanding if the dilutive potential common shares had been issued. During the nine months ended December 26, 2020, the two-class method was more dilutive. The two-class method was not applicable to the computation for the three months ended December 26,2020, or any subsequent periods, as the time-vested restricted share awards were fully vested and no longer considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Dollars and shares in thousands, except per share data)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Numerator:
Net income	$67,622	$21,599	$161,246	$51,013
Undistributed earnings allocated to participating securities	—	—	—	(62)
Net income attributable to the Company's common shareholders	$67,622	$21,599	$161,246	$50,951
Denominator:
Basic weighted-average shares outstanding	56,847	56,702	56,787	56,630
Dilutive securities	491	288	498	253
Diluted weighted-average shares outstanding	57,338	56,990	57,285	56,883

Basic net income per share	$1.19	$0.38	$2.84	$0.90
Diluted net income per share	$1.18	$0.38	$2.81	$0.90

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

Selected financial information by reportable segment was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020

Net sales:
U.S. Factory-built Housing	$484,319	$336,358	$1,413,338	$868,577
Canadian Factory-built Housing	36,910	26,351	113,242	66,104
Corporate/Other	13,461	14,872	42,532	38,551
Consolidated net sales	$534,690	$377,581	$1,569,112	$973,232
Operating income:
U.S. Factory-built Housing EBITDA	$98,724	$35,538	$239,816	$88,628
Canadian Factory-built Housing EBITDA	7,571	2,933	19,627	13,790
Corporate/Other EBITDA	(9,638)	(6,407)	(26,966)	(20,235)
Other income	7	(180)	(36)	(6,993)
Depreciation	(3,348)	(3,025)	(9,869)	(8,994)
Amortization	(1,902)	(1,361)	(5,664)	(4,082)
Consolidated operating income	$91,414	$27,498	$216,908	$62,114
Depreciation:
U.S. Factory-built Housing	$2,706	$2,378	$7,935	$7,167
Canadian Factory-built Housing	279	246	837	609
Corporate/Other	363	401	1,097	1,218
Consolidated depreciation	$3,348	$3,025	$9,869	$8,994
Amortization of U.S. Factory-built Housing intangible assets:	$1,902	$1,361	$5,664	$4,082
Capital expenditures:
U.S. Factory-built Housing	$6,799	$1,234	$19,070	$3,173
Canadian Factory-built Housing	248	312	589	554
Corporate/Other	632	137	3,125	508
Consolidated capital expenditures	$7,679	$1,683	$22,784	$4,235

(Dollars in thousands)			January 1, 2022	April 3, 2021
Total Assets:
U.S. Factory-built Housing (1)			$586,047	$578,897
Canadian Factory-built Housing (1)			94,891	87,224
Corporate/Other (1)			387,213	251,781
Consolidated total assets			$1,068,151	$917,902

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Excluding the resale value of the homes, the contingent repurchase obligation as of January 1, 2022 was estimated to be $281.7 million. The Company accounts for the guarantees under its repurchase agreements with the retailers’ financing institutions by estimating and deferring a portion of the related product sale that represents the estimated fair value of the repurchase obligation. In addition, the Company has estimated the expected contingent net loss the Company will incur upon resale of any repurchases. These estimates are based on recent historical experience supplemented by management’s assessment of current economic and other conditions affecting retailers for which the Company has a contingent repurchase obligation. Based on these repurchase agreements and historical loss experience, as well as current economic conditions and forecasts that affect the potential loss exposure, a loss reserve of $1.8 million and $1.4 million was recorded as of January 1, 2022 and April 3, 2021, respectively. Losses incurred on homes repurchased were not significant during the three or nine months ended January 1, 2022 or December 26, 2020.

At January 1, 2022, the Company was contingently obligated for $30.4 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $17.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $35.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Industry and Company Outlook

Since July 2020, U.S. and Canadian housing demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the U.S., including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. We have also seen a number of market trends pointing to increased sales of accessory dwelling units and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

The robust demand environment has resulted in backlog of $1.5 billion as of January 1, 2022 compared to $488.5 million as of December 26, 2020. Generally higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in raw material and labor costs. In addition, we are experiencing intermittent supply disruption and higher freight costs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to review our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers. Historically, order cancellation rates have been very low, but the longer lead-time caused by larger backlogs and changing prices could result in higher cancellations in future periods.

For the nine months ended January 1, 2022, approximately 78% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute ("MHI"), HUD-code industry home shipments were 71,281 and 61,492 units during the eight months ended November 30, 2021 and 2020, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 19.4% and 16.2%, for the eight months ended November 30, 2021 and 2020, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units a year.

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

On June 21, 2021, the Company acquired two idle facilities in Navasota, Texas in order to strengthen its production capabilities in the Texas market. The Company began certification of the manufacturing operations at one of these facilities in the third quarter of fiscal 2022, and expects to begin delivering products from that facility in the fourth fiscal quarter. On February 28, 2021, the Company acquired ScotBilt, which operates two manufacturing facilities in Georgia that provide affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The operations of ScotBilt are included in the financial results of the Company since the date of the acquisition. On January 14, 2021, the Company acquired two idled facilities in Pembroke, North Carolina, which provides an opportunity to further expand its manufacturing footprint in the South and Southeast markets. The Company is currently assessing prospects for initiating production in one or both of these facilities.

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

The Company has prioritized the safety and well-being of its employees and customers and has implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members, and social distancing protocols. During fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism. In the second half of fiscal 2021, the Company was able to increase daily production rates over the levels achieved in the prior fiscal year period as direct labor staffing levels increased and production efficiencies improved. Although the Company has generally been able to navigate the production challenges caused by the pandemic in fiscal 2022, availability of labor and certain materials remain subject to disruption and uncertainty. Prices for key raw materials have experienced increased volatility and, overall, manufacturing costs have trended higher than prior periods.

As part of the initial response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $2.2 million of expense related to the extended benefits during the nine months ended December 26, 2020. Various government programs were enacted to provide financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in the U.S. and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provided a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $6.2 million for payroll subsidies under CEWS and $0.6 million for payroll subsidies under the CARES Act during the nine months ended December 26, 2020. No payroll subsidy was recognized under CEWS or Cares Act during the three months ended December 26, 2020. In addition, the CARES Act allowed for deferring payment of certain payroll taxes. Through December 2020 the Company deferred $11.8 million of payroll taxes . The Company repaid $5.9 million in the current quarter, with the remaining amount expected to be paid in December 2022.

UNAUDITED INCOME STATEMENTS FOR THE THIRD QUARTER OF FISCAL 2022 VS. 2021

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020

Results of Operations Data:
Net sales	$534,690	$377,581
Cost of sales	377,451	305,797
Gross profit	157,239	71,784
Selling, general, and administrative expenses	65,825	44,286
Operating income	91,414	27,498
Interest expense, net	508	795
Other income (expense)	7	(180)
Income before income taxes	90,899	26,883
Income tax expense	23,277	5,284
Net income	$67,622	$21,599

Reconciliation of Adjusted EBITDA:
Net income	$67,622	$21,599
Income tax expense	23,277	5,284
Interest expense, net	508	795
Depreciation and amortization	5,250	4,386
Adjusted EBITDA	$96,657	$32,064
As a percent of net sales:
Gross profit	29.4%	19.0%
Selling, general, and administrative expenses	12.3%	11.7%
Operating income	17.1%	7.3%
Net income	12.6%	5.7%
Adjusted EBITDA	18.1%	8.5%

NET SALES

The following table summarizes net sales for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change
Net sales	$534,690	$377,581	$157,109	41.6%
U.S. manufacturing and retail net sales	$484,319	$336,358	$147,961	44.0%
U.S. homes sold	5,832	5,343	489	9.2%
U.S. manufacturing and retail average home selling price	$83.0	$63.0	$20.0	31.7%
Canadian manufacturing net sales	$36,910	$26,351	$10,559	40.1%
Canadian homes sold	336	318	18	5.7%
Canadian manufacturing average home selling price	$109.9	$82.9	$27.0	32.6%
Corporate/Other net sales	$13,461	$14,872	$(1,411)	(9.5%)
U.S. manufacturing facilities in operation at end of period	35	33
U.S. retail sales centers in operation at end of period	18	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended January 1, 2022 were $534.7 million, an increase of $157.1 million, or 41.6%, over the three months ended December 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $148.0 million, or 44.0%, for the three months ended January 1, 2022 compared to the three months ended December 26, 2020. The change was primarily due to an increase in the number of homes sold during the period of 9.2%, an increase in the average home selling price of 31.7%, and the impact of the acquisition of ScotBilt. Demand for our products has increased significantly in recent periods and we have been able to increase production in response to that demand. The average selling price increased during the period due to pricing actions enacted in response to rising material, freight, and labor costs as well as a shift in product mix to larger homes with more features and amenities. Generally, we are able to pass the increase in input costs along to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $10.6 million, or 40.1% for the three months ended January 1, 2022 compared to the same period in the prior fiscal year, primarily due to a 5.7% increase in the number of homes sold and a 32.6% increase in average home selling price. The increase in volume was due to an increase in homes sold driven by strong demand. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. On a constant currency basis, net sales for the Canadian segment were also favorably impacted by approximately $1.8 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended January 1, 2022 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended January 1, 2022, net sales decreased $1.4 million, or 9.5%, primarily attributable to lower revenue from the shipment of recreational vehicles.

GROSS PROFIT

The following table summarizes gross profit for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$143,333	$62,943	$80,390	127.7%
Canadian Factory-built Housing	10,251	5,372	4,879	90.8%
Corporate/Other	3,655	3,469	186	5.4%
Total gross profit	$157,239	$71,784	$85,455	119.0%
Gross profit as a percent of net sales	29.4%	19.0%

Gross profit as a percent of sales during the three months ended January 1, 2022 was 29.4% compared to 19.0% during the three months ended December 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $80.4 million, or 127.7%, during the three months ended January 1, 2022 compared to the same period in the prior fiscal year. Gross profit was 29.6% as a percent of segment net sales for the three months ended January 1, 2022, compared to 18.7% in the same period of the prior fiscal year. Margin improvement was driven primarily by price increases in response to rising input costs and the timing of certain price adjustments for raw materials under our buying programs. We have also focused on product simplification and material SKU rationalization to improve operational efficiencies to better leverage increased production and manufacturing fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $4.9 million, or 90.8%, during the three months ended January 1, 2022, compared to the same period in the prior fiscal year, primarily due to increased sales volume. Gross profit as a percent of net sales was 27.8% for the three months ended January 1, 2022, compared to 20.4% in the same period of the prior fiscal year. Margin improvement was driven by price increases in response to rising material and labor costs, as well as direct labor and manufacturing efficiencies, and increased leverage of manufacturing fixed costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.2 million, or 5.4%, during the three months ended January 1, 2022, compared to the same period of the prior fiscal year, as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$49,208	$31,324	$17,884	57.1%
Canadian Factory-built Housing	2,958	2,682	276	10.3%
Corporate/Other	13,659	10,280	3,379	32.9%
Total selling, general, and administrative expenses	$65,825	$44,286	$21,539	48.6%
Selling, general, and administrative expense as a percent of net sales	12.3%	11.7%

Selling, general, and administrative expenses were $65.8 million for the three months ended January 1, 2022, an increase of $21.5 million, or 48.6%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $17.9 million, or 57.1%, during the three months ended January 1, 2022, as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 10.2% for the three months ended January 1, 2022, compared to 9.3% during the comparable period of the prior fiscal year. The increase in expenses resulted from the following factors: (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from increased headcount as we staffed to respond to the growth in housing demand; and (iii) the impact of the acquisition of the ScotBilt operations.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.3 million, or 10.3%, for the three months ended January 1, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 8.0% for the three months ended January 1, 2022, compared to 10.2% during the comparable period of the prior fiscal year. The higher expenses are a result of an increase in incentive compensation which is generally based on a measure of profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $3.4 million, or 32.9%, during the three months ended January 1, 2022, compared to the same period of the prior fiscal year, due to an increase in equity compensation, as well as $2.2 million of costs related to investments made to enhance our customer buying experience and supporting systems.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change
Interest expense	$701	$946	$(245)	(25.9%)
Less: Interest income	(193)	(151)	(42)	27.8%
Interest expense, net	$508	$795	$(287)	(36.1%)
Average outstanding floor plan payable	$32,942	$24,304
Average outstanding long-term debt	$12,430	$64,663

Interest expense, net was $0.5 million for the three months ended January 1, 2022, a decrease of $0.3 million compared to the same period of the prior fiscal year. The net decrease in expense was primarily due to lower average outstanding borrowings on long-term debt, offset in part by higher average borrowings on floor plan payables. The Company repaid the outstanding balance on its revolving credit facility during the second quarter of fiscal 2022.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Income tax expense	$23,277	$5,284	$17,993	340.5%
Effective tax rate	25.6%	19.7%

Income tax expense for the three months ended January 1, 2022 was $23.3 million, representing an effective tax rate of 25.6%, compared to income tax expense of $5.3 million, representing an effective tax rate of 19.7% for the three months ended December 26, 2020. The change in the effective tax rate for the three months ended January 1, 2022 compared with the same period of the prior year, was primarily due to the recognition of a tax benefit of $1.7 million during the third quarter of fiscal 2021 related to a U.S. R&D tax credit study.

The Company’s effective tax rate for the three months ended January 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits related to equity compensation. The Company’s effective tax rate for the three months ended December 26, 2020 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits (including the R&D study), and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended January 1, 2022 and December 26, 2020:

	Three months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change
Net income	$67,622	$21,599	$46,023	213.1%
Income tax expense	23,277	5,284	17,993	340.5%
Interest expense, net	508	795	(287)	(36.1%)
Depreciation and amortization	5,250	4,386	864	19.7%
Adjusted EBITDA	$96,657	$32,064	$64,593	201.5%

Adjusted EBITDA for the three months ended January 1, 2022 was $96.7 million, an increase of $64.6 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in net sales volume and gross margins, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST NINE MONTHS OF FISCAL 2022 VS. 2021

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020

Results of Operations Data:
Net sales	$1,569,112	$973,232
Cost of sales	1,171,016	784,652
Gross profit	398,096	188,580
Selling, general, and administrative expenses	181,188	126,466
Operating income	216,908	62,114
Interest expense, net	2,002	2,601
Other income	(36)	(6,993)
Income before income taxes	214,942	66,506
Income tax expense	53,696	15,493
Net income	$161,246	$51,013

Reconciliation of Adjusted EBITDA:
Net income	$161,246	$51,013
Income tax expense	53,696	15,493
Interest expense, net	2,002	2,601
Depreciation and amortization	15,533	13,076
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,358
Adjusted EBITDA	$232,477	$83,541
As a percent of net sales:
Gross profit	25.4%	19.4%
Selling, general, and administrative expenses	11.5%	13.0%
Operating income	13.8%	6.4%
Net income	10.3%	5.2%
Adjusted EBITDA	14.8%	8.6%

NET SALES

The following table summarizes net sales for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Net sales	$1,569,112	$973,232	$595,880	61.2%
U.S. manufacturing and retail net sales	$1,413,338	$868,577	$544,761	62.7%
U.S. homes sold	18,106	14,060	4,046	28.8%
U.S. manufacturing and retail average home selling price	$78.1	$61.8	$16.3	26.4%
Canadian manufacturing net sales	$113,242	$66,104	$47,138	71.3%
Canadian homes sold	1,079	812	267	32.9%
Canadian manufacturing average home selling price	$105.0	$81.4	$23.6	29.0%
Corporate/Other net sales	$42,532	$38,551	$3,981	10.3%
U.S. manufacturing facilities in operation at end of period	35	33
U.S. retail sales centers in operation at end of period	18	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the nine months ended January 1, 2022 were $1,569.1 million, an increase of $595.9 million, or 61.2%, over the nine months ended December 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $544.8 million, or 62.7%, for the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020. The increase was primarily due to an increase in the number of homes sold during the period of 4,046 and an increase in the average selling price of 26.4%. The increase in the number of homes sold was a result of increased production levels at many of the Company’s manufacturing locations in response to strong demand for our products, as well as the addition of production volume through the acquisition of ScotBilt. The average selling price increased over the prior year due to pricing actions enacted in response to rising material and labor costs. Generally, we are able to pass increases in input costs along to our customers. The improvement this year is also a result of a negative impact to sales in the prior fiscal year caused by COVID-19 related plant shutdowns and higher than normal absenteeism.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $47.1 million, or 71.3%, for the nine months ended January 1, 2022 compared to the same period in the prior fiscal year, primarily due to an increase in homes sold of 267 and a 29.0% increase in average home selling price. The increase in volume was due to an increase in production rates in response to strong housing demand. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. In addition, on a constant currency basis, net sales for the Canadian segment were favorably impacted by approximately $8.4 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the first nine months of fiscal 2022 as compared to the same period of the prior fiscal year. Net sales during the nine months ended December 26, 2020 were negatively impacted by COVID-19 related plant shutdowns and higher than normal absenteeism.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended January 1, 2022, net sales increased $4.0 million, or 10.3%, primarily attributable to an increase in shipments of manufactured homes and recreational vehicles.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$359,148	$165,899	$193,249	116.5%
Canadian Factory-built Housing	27,444	12,941	14,503	112.1%
Corporate/Other	11,504	9,740	1,764	18.1%
Total gross profit	$398,096	$188,580	$209,516	111.1%
Gross profit as a percent of net sales	25.4%	19.4%

Gross profit as a percent of sales during the nine months ended January 1, 2022 was 25.4% compared to 19.4% during the nine months ended December 26, 2020. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $193.2 million, or 116.5%, during the nine months ended January 1, 2022 compared to the same period in the prior fiscal year. Gross profit was 25.4% as a percent of segment net sales for the nine months ended January 1, 2022 compared to 19.1% in the same period of the prior fiscal year. The increase in gross profit is due to operational efficiencies and increased leverage of manufacturing fixed costs resulting from higher production volumes and higher average selling prices during fiscal 2022. Higher input costs for materials and labor have generally been offset to date by increasing the prices of our products. The improvement is also a result of less COVID-19 related sick-pay and health benefits which were provided in the prior fiscal year.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $14.5 million, or 112.1% during the nine months ended January 1, 2022 compared to the same period in the prior fiscal year primarily due to increased sales volumes and the price of our products. Gross profit as a percent of net sales was 24.2% for the nine months ended January 1, 2022, compared to 19.6% in the same period of the prior fiscal year. The increase in gross profit as a percent of sales is primarily due to operational leverage from the increase in homes sold, partially offset by higher material costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.8 million, or 18.1%, during the nine months ended January 1, 2022 compared to the same period of the prior fiscal year, primarily due to increased net sales and the product mix within the Company’s transportation operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$132,977	$89,301	$43,676	48.9%
Canadian Factory-built Housing	8,654	5,971	2,683	44.9%
Corporate/Other	39,557	31,194	8,363	26.8%
Total selling, general, and administrative expenses	$181,188	$126,466	$54,722	43.3%
Selling, general, and administrative expense as a percent of net sales	11.5%	13.0%

Selling, general, and administrative expenses were $181.2 million for the nine months ended January 1, 2022, an increase of $54.7 million, or 43.3%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $43.7 million, or 48.9%, during the nine months ended January 1, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 9.4% for the nine months ended January 1, 2022 compared to 10.3% during the comparable period of the prior fiscal year. The increase in expenses resulted from the following factors: (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from headcount increases to support increased sales; (iii) an increase in travel expenses compared to the same period in the prior fiscal year; and (iv) the impact of the acquisition of the ScotBilt operations.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $2.7 million, or 44.9%, for the nine months ended January 1, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 7.6% for the nine months ended January 1, 2022 compared to 9.0% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses resulted from an increase in commissions and incentive compensation as well as wage expense from additional headcount to support the increase in sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $8.4 million, or 26.8%, during the nine months ended January 1, 2022 as compared to the same period of the prior fiscal year due to $4.2 million of costs related to investments made to enhance our customer buying experience and supporting systems and an increase in incentive, equity compensation costs, and wage expense from additional headcount.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Interest expense	$2,502	$3,007	$(505)	(16.8%)
Less: Interest income	(500)	(406)	(94)	23.2%
Interest expense, net	$2,002	$2,601	$(599)	(23.0%)
Average outstanding floor plan payable	$30,278	$27,560
Average outstanding long-term debt	$12,430	$73,108

Interest expense, net was $2.0 million for the nine months ended January 1, 2022, a decrease of $0.6 million, or 23.0%, compared to the same period of the prior fiscal year. The net decrease in expense was primarily due to lower average outstanding borrowings on long-term debt, offset in part by higher average borrowings on floor plan payables. The Company repaid the outstanding balance on its revolving credit facility during the second quarter of fiscal 2022.

OTHER EXPENSE (INCOME)

The following table summarizes other income for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Other income	$(36)	$(6,993)	$6,957	(99.5%)

Other income decreased $7.0 million, or 99.5%, during the nine months ended January 1, 2022, compared to the same period of the prior fiscal year. The decrease is due to a reduction in the wage subsidies provided by government sponsored financial assistance programs that were enacted in response to the COVID-19 pandemic during fiscal 2021. The programs included a Canadian wage subsidy benefit of $6.2 million and U.S. federal and state wage subsidy benefits of $0.8 million recognized in the nine months ended December 26, 2020 which did not recur in the current year.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Income tax expense	$53,696	$15,493	$38,203	246.6%
Effective tax rate	25.0%	23.3%

Income tax expense for the nine months ended January 1, 2022 was $53.7 million, representing an effective tax rate of 25.0%, compared to income tax expense of $15.5 million, representing an effective tax rate of 23.3% for the nine months ended December 26, 2020. The change in the effective tax rate for the nine months ended January 1, 2022 compared with the same period of the prior year, was primarily due to the recognition of a tax benefit of $1.7 million during the third quarter of fiscal 2021 related to a U.S. R&D tax credit study.

The Company’s effective tax rate for the nine months ended January 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits related to equity compensation. The Company’s effective tax rate for the nine months ended December 26, 2020 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of non-deductible expenses, state and local income taxes, tax credits (including the R&D study), and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020	$ Change	% Change

Net income	$161,246	$51,013	$110,233	216.1%
Income tax expense	53,696	15,493	38,203	246.6%
Interest expense, net	2,002	2,601	(599)	(23.0%)
Depreciation and amortization	15,533	13,076	2,457	18.8%
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,358	(1,358)	(100.0%)
Adjusted EBITDA	$232,477	$83,541	$148,936	178.3%

Adjusted EBITDA for the nine months ended January 1, 2022 was $232.5 million, an increase of $148.9 million, from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in net sales volume and gross margins, partially offset by higher SG&A expenses and the reduction in wage subsidies received in the prior year.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at January 1, 2022 totaled $1.5 billion compared to $488.5 million at December 26, 2020. The increase in backlog was driven by increased demand for single-family homes, which resulted in order levels that significantly outpaced production in both the U.S. and Canada. Our ability to increase production rates to keep pace with orders is limited by individual plant capacity, the availability of and time needed to train new employees, employee attendance and availability of materials, including certain allocations of raw materials by our suppliers. We may experience greater order cancellations in the future as a result of higher prices and the longer time required to manufacture and deliver our products.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended January 1, 2022 and December 26, 2020:

	Nine months ended
(Dollars in thousands)	January 1, 2022	December 26, 2020
Net cash provided by (used in):
Operating activities	$164,406	$103,816
Investing activities	(22,921)	(1,213)
Financing activities	(21,355)	(47,938)
Effect of exchange rate changes on cash, cash equivalents	(578)	2,940
Net increase in cash and cash equivalents	119,552	57,605
Cash and cash equivalents at beginning of period	262,581	209,455
Cash and cash equivalents at end of period	$382,133	$267,060

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements and capital expenditures. The Company does not have any scheduled long-term debt maturities in the next twelve months. On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At January 1, 2022, $169.6 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise operating strategies accordingly.

Cash provided by operating activities was $164.4 million for the nine months ended January 1, 2022 compared to $103.8 million for the nine months ended December 26, 2020. Cash provided by operating activities increased due to higher net income in the current year, partially offset by an increase in inventory from higher material costs and higher stocking levels to mitigate supply chain challenges, an increase in prepaid and other assets primarily from the capitalization of $15.4 million of cloud computing costs in fiscal 2022, and a $5.9 million payment of payroll taxes which were deferred in the prior fiscal year under the CARES Act regulations.

Cash used in investing activities was $22.9 million for the nine months ended January 1, 2022 compared to $1.2 million for the nine months ended December 26, 2020. The increase was primarily related to an increase in capital expenditures in the current period. The Company acquired two idle manufacturing facilities in Texas and made investments in plant improvements to facilitate increased production or operational efficiencies. The Company deferred all non-essential spending in the first half of fiscal 2021 due to COVID-19 concerns.

Cash used in financing activities was $21.4 million for the nine months ended January 1, 2022 compared to $47.9 million for the nine months ended December 26, 2020. The decrease in cash used for financing was primarily related to lower repayments during fiscal 2022 of the Company's previously existing revolving credit facility. The Company also saw an increase in floor plan financing during fiscal 2022, which had decreased in fiscal 2021 in response to lowering financed retail inventories in response to the pandemic.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Exchange Act at January 1, 2022. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2022.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	February 3, 2022
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	February 3, 2022
Laurie Hough	(Principal Financial Officer)