Form 10-K
period 2022-04-02
Skyline Champion Corp
filed 2022-05-24
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2022

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

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $3,409,666,789 (computed by reference to the closing sales price of the Registrant’s common stock as of October 2, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 13, 2022: 56,838,563

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2022 Annual Meeting of Shareholders to be held on July 26, 2022 and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
•
labor-related issues;
•
inflationary pressures in the North American economy;
•
the cyclicality and seasonality of the housing industry and its sensitivity to changes in general economic or other business conditions;
•
demand fluctuations in the housing industry, including as a result of actual or anticipated increases in homeowner borrowing rates;
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
•
the potential impact of natural disasters on our supply chain, sales and raw material costs;
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

General Overview

Skyline Champion Corporation, an Indiana corporation, and its consolidated subsidiaries are referred to herein as "Skyline Champion," "us," "we," "our," the "Company," and any other similar terms, unless otherwise indicated in this Annual Report.

We are a leading producer of factory-built housing in North America with net sales for the year ended April 2, 2022 (“fiscal 2022”) of approximately $2.2 billion. We have more than 70 years of homebuilding experience, approximately 8,400 employees and 41 manufacturing facilities located in 19 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the multi-family and hospitality sectors. Our facilities are strategically located to serve strong markets in the United States and western Canada. We operated 14 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2022, as well as 16 manufacturing facilities in the ten states with the greatest growth in the number of manufactured homes shipped in the last ten years. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2021:

•
Number two position in the manufactured housing market segment in the United States
•
Number one modular builder in the United States
•
A leading position in western Canada
•
A leading position in park model RV sales

We believe our market leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail and logistics businesses. Our market share in the United States total housing market is approximately 2.6%. Our market share in the United States manufactured housing market segment has increased from approximately 8% in the beginning of fiscal 2011 to approximately 19% in fiscal 2022 based on total number of units produced.

We design and build a range of manufactured and modular homes, park model RVs, ADUs, and commercial structures. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our award-winning product designs, we seek to meet the needs of our localized customers, while also providing them with an array of pre-designed options. Our leading brands are marketed and distributed through a network of independent and company-owned retailers, community operators, government agencies, and builder/developers. We build homes under some of the most well-known brand names in the factory-built housing industry including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home building business, we provide construction services to install and set-up factory-built homes, we operate a factory-direct manufactured home retail business, Titan Factory Direct, with 18 sales centers spanning the southern United States, and we operate Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

Our principal executive offices are located at 755 West Big Beaver Road, Suite 1000, Troy, Michigan 48084. Our website is located at www.skylinechampion.com. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report. We make available on our website, as soon as reasonably practicable, all of the reports required to be filed with the SEC. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.

Business Strategy

We will continue to pursue opportunities to grow our revenue and earnings by constructing quality-built, sustainable, and innovatively designed homes and other modular structures in an environmentally friendly factory setting. In connection with executing this business strategy, we are focused on the following four initiatives:

•
Increasing the operating capacity and profitability of our existing facilities;
•
Investing in our customers’ online digital experience;
•
Implementing production automation and enterprise-wide digital technology; and
•
Continuing a balanced organic and acquisition-based growth strategy.

Increasing the Operating Capacity and Profitability of our Existing Facilities

We are currently focused on a number of ongoing operational initiatives to further enhance our operating margins and increase production capacity including:

•
refining our product floor plan designs and options to offer “designed flexibility” to our customers;
•
executing on continuous improvement initiatives related to procurement, operational and labor cost saving opportunities; enhancing the efficiency and sustainability of our products through value-adding material substitution; and
•
standardizing our manufacturing processes and employing metrics-driven accountability measures across all of our facilities.

Investing in our Customers’ Online Digital Experience

The Company continues to invest in the design and testing of enhanced digital offerings. We are currently piloting an end-to-end platform where consumers can design, configure, and price their homes online, which we believe will ultimately drive revenue growth for Skyline Champion and our channel partners. During the COVID-19 pandemic, we have seen tremendous online interest from consumers and believe use of a digital platform to customize and purchase homes will continue to grow.

Implementing Production Automation and Enterprise-wide Digital Technology

•
We are investing in production automation technology to mitigate reliance on direct labor, reduce material waste, and improve the precision of our construction processes.
•
In conjunction with our enhanced digital offering for the customer experience, we are moving to an enterprise-wide, cloud based integrated platform. This enhanced technology will offer real-time analytics for improved decision making and will facilitate additional improvements in our manufacturing operations.

Continuing a Balanced Organic and Acquisition-Based Growth Strategy

In June 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase our production capabilities in the Texas market. The Company began production and completed the certification process at one of these facilities in the fourth quarter of fiscal 2022.

On February 28, 2021, we acquired ScotBilt Homes, LLC and related companies from SHI Group Holdings, Inc. (collectively, “ScotBilt”). ScotBilt operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The acquisition helped to balance our national distribution and complement our existing manufacturing footprint in the attractive mid-south region. The operations of ScotBilt are included in our financial results since the date of the acquisition. During fiscal 2022, we completed the successful cultural, processes, systems and internal controls integration of the acquired facilities into our operations.

In January 2021, we closed on the purchase of two idled manufacturing facilities in North Carolina, one of the strongest growth states in the U.S. We anticipate beginning production at one of these facilities in late fiscal 2023.

We have demonstrated our ability to broaden our manufacturing and retail presence through the successful execution of a balanced organic growth and acquisition-based strategy. As demand for affordable housing grows and the raw material supply chain normalizes, we will continue to execute on this growth strategy. We believe our idle manufacturing plants provide us with the ability to grow with demand over the longer term. We also continue to explore opportunities to acquire value-enhancing retail locations, manufacturing facilities, and factory-built housing competitors to supplement our organic growth initiatives. We have a proven track-record of executing and integrating acquisitions.

Environmental, Social and Governance (“ESG”)

We demonstrate our commitment to ESG through company-wide and plant-specific programs and through our everyday business practices when providing high-quality, yet affordable homes to U.S. and Canadian homebuyers. Manufactured and modular homes cost up to 50% less per square foot than conventional site-built homes, expanding the opportunity for individuals to own a home despite an ever-growing housing affordability gap.

The Board of Directors has formal responsibility for the oversight and integration of all of the Company’s sustainability programs and policies, and the Audit Committee, Compensation Committee, and Nominating and Governance Committee have lead responsibility for the Company’s strategy, policies and practices with respect to environmental sustainability, social and human capital matters, and governance, respectively. Our five ESG tenets include: (1) Environmental Focus, (2) Health & Safety, (3) Human Capital, (4) Community Outreach, and (5) Governance.

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

We construct manufactured homes in controlled environments. Our efficient construction process results in less energy usage and material waste compared to traditional site-built construction. In many of our plants, we have transitioned to LED lighting, and we recycle insulation material, lumber, metals, plastics, paper and many other products. In the course of executing our expansion plans, we have repurposed older buildings, both revitalizing the local community and preserving vacant land. This reduces the need for new building materials and extensive deployment of construction equipment, and thus reduces carbon emissions.

On our journey, we have launched a program to participate in reforestation. With forestry products central to the construction of homes, we began participation in a program to plant one tree for every tree used in construction of our homes in fiscal 2022. Reforestation contributes to the environment by replenishing forests, reducing greenhouses gases ("GHG"), and protecting local watersheds.

As a nationwide provider of affordable housing, we have a social responsibility to not only the buyers of our homes, our retail and community customers and our employees, but also to the communities in which they live and work. Many of our manufacturing facilities participate locally to support programs such as Habitat for Humanity and other local charities as well as work-study programs with local community colleges and high schools.

Skyline Champion is committed to good corporate governance. We strive to maintain strong governance practices that protect and enhance accountability for the benefit of Skyline Champion, its shareholders, customers, employees and other business stakeholders. We regularly review and refine our governance practices and policies to align with evolving issues. Our internal risk management team oversees compliance with applicable laws and regulations and coordinates with subject matter experts throughout the business to identify, monitor and mitigate risk including information security risk management and cyber defense programs. Skyline Champion’s Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the Governance Documents section under the Governance tab on our website at www.skylinechampion.com. Additional information on our Corporate Governance policies can be found in our Proxy Statement filed with the SEC.

Human Capital and Diversity

The Skyline Champion team manages the business in accordance with the Company’s Core Operating Principles:

•
Build and develop exceptional teams
•
Create a safe work environment
•
Build strong relationships
•
Take pride in our craftsmanship
•
Act with integrity and respect
•
Be open and honest
•
Run the business like it is your own

We appreciate each member of the Skyline Champion team and the unique skills and diversity of thought each provides to the overall success of the Company. We strive for an inclusive environment and reward individual contributions that foster innovative ideas for improving our products and workplace. We do not tolerate discrimination or harassment of any kind including but not limited discrimination or harassment to on the basis of gender identity, race, religion, age or disabilities. We are committed to the development of our employees. The Company follows standard onboarding and training protocols for our direct labor team members and also offers management and OSHA training for our supervisors. We are committed to improving employee engagement and reducing turnover through these onboarding, training and mentoring activities. Depending on availability, our plants participate in local outreach programs and hire disadvantaged members of the local community.

We have built a diverse team with a wide range of experiences. At April 2, 2022, we employed approximately 8,400 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We offer our employees a competitive compensation package, including an array of benefits, and we deem our relationship with our employees to be generally good. At April 2, 2022, our manufacturing facilities in Canada employed approximately 950 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each has separate expiration dates. The agreements are set to expire at various dates between June 2022 and June 2024.

We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate. We have adopted a written Code of Conduct and Ethics and in fiscal 2022 implemented a new company wide training program to assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a compliance and ethics line which allows for anonymous reporting. All reports are investigated and resolved. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.

We take the health and safety of our employees seriously. We provide a variety of Company sponsored healthcare programs, including health, dental, and vision, that allow employees to manage their and their family's health and wellbeing. We expect each employee to follow our safety standards and protocols. Our corporate Environmental Health and Safety (“EHS”) team works to benchmark and implement EHS best practices at our plants. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition to training and development, we measure and report out on monthly safety metrics and regularly review our safety performance with our Board of Directors. In response to the COVID-19 pandemic, we implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. In fiscal 2021 in response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees.

Factory-Built Housing

A majority of our manufactured products are constructed in accordance with the regulations and rules of the U.S. Department of Housing and Urban Development (“HUD”) and the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended ("HUD code"). We produce a broad range of manufactured and modular homes under a variety of brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story and single-section homes, as well as multi-family units such as town homes, apartments, duplexes, and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and typically two full bathrooms. We also build park model RVs for resorts and campgrounds, ADUs for backyard or recreational living, and commercial modular structures.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We offer our Genesis brand of homes which have features similar to site-built home amenities such as porches and garages. These homes are designed to be eligible for financing programs with terms similar to traditional mortgages. We are also very active in the design and construction of energy-efficient homes.

The components and products used in factory-built housing are generally of the same quality as those used by other home builders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. Lumber and related products experienced significant cost increases in fiscal 2022, primarily as a result of supply chain disruptions. Those disruptions have also impacted the availability of certain raw materials and components. We endeavor to mitigate the impact of supply chain challenges through sourcing alternative materials, where appropriate, and exploring alternative supply options. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases. Typically, a one to three-week supply of raw materials is maintained, but continued supply chain volatility has caused our manufacturing operations to increase the amount of frequently used raw materials on hand versus what is typically carried.

Most completed factory-built homes have components consistent with conventional site-builders, such as cabinets, wall and floor coverings, appliances, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or directly to the home site. Homes sold to builders and developers are generally transported directly to the home site. At the home site, the home is placed on a foundation or otherwise affixed to the property and readied for occupancy, either by our employee set crews or third party contractors. The sections (also referred to as floors) of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks, and garages.

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

The production schedules of our homebuilding facilities are based upon customer orders. Orders are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their customer's lender. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. Historically, orders were generally filled within 90 days of receipt; however, delivery times have been extended over the past two years due to the increase in our sales backlog caused by strong demand for affordable housing. At April 2, 2022, we had a backlog of home orders with wholesale sales value of approximately $1.6 billion. After production of a particular home has commenced, the order becomes noncancelable and the customer is obligated to take delivery of the home.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants. In addition to our traditional channels of distribution, we are one of a limited number of manufactured homebuilders that have been approved for contracts with the Federal Emergency Management Agency (“FEMA”) and have historically provided housing assistance requirements following natural disasters and other housing emergencies. On February 7, 2022, we received a Delivery Disaster Relief Order from FEMA for approximately $200 million in revenue to be completed by September 2022.

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

Each of our full-service retail sales centers has a sales office and a variety of model homes of various sizes, floor plans, features, and prices that are displayed in a residential setting with sidewalks and landscaping. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Our retail organization provides industry leadership with the expertise to be responsive to local economic conditions and ultimately provide affordable homes to value-conscious homebuyers.

During fiscal 2022, the average selling price was $80,656 for our U.S. factory-built homes and $107,589 for homes sold through our Canadian housing segment. Manufactured home sales prices ranged from $20,000 to over $350,000. Retail sales prices of the homes, without land, generally ranged from $35,000 to over $300,000, depending upon size, floor plan, features, and options.

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

Market Overview

General. Since July 2020, U.S. and Canadian housing demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. Factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2021 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 108,964, 95,588, and 97,553 units during fiscal 2022, 2021, and 2020, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

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

The two largest manufactured housing consumer demographics are Millennials (generally defined as those born between 1981 – 1996) and Baby Boomers (generally defined as those born between 1946 – 1964). Millennials are generally first-time home buyers who may be attracted by the affordability and diversity of style choices of factory-built homes. Baby Boomers are similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group. More recently, we have seen a number of market trends pointing to increased sales of ADUs and urban-to-rural migration as customers accommodate working from home patterns as well as people seeking rent-to-own single-family options.

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 18 to 36 months). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $339.5 million as of April 2, 2022. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2022, approximately 39% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 61% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

Consumer Financing. Sales of factory-built homes are significantly affected by the availability, credit underwriting standards, and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: 1) conforming mortgage loans which comply with the requirements of the Federal Housing Administration (“FHA”), Department of Veterans Affairs, Department of Agriculture or Government-Sponsored Enterprise (“GSE”) loans which include Fannie Mae and Freddie Mac loans; 2) non-conforming mortgage loans for purchasers of the home and the land on which the home is placed; and 3) personal property loans (often referred to as home-only or chattel loans) for consumers where the home is the sole collateral for the loan (generally HUD-coded homes).

Industry trade associations are working towards favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes, and some progress has been achieved. Many moderate-income families cannot afford to buy a home due to the increasing costs of newly constructed homes, rising interest rates, and decreasing supply of existing, affordable homes. Federal law required the GSEs to issue a regulation to implement the Duty to Serve (“DTS”) requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac released their final Underserved Markets Plan for 2022 – 2024 that describes, with specificity, the actions they will take over that three-year period to fulfill the DTS obligation. These plans became effective on January 1, 2022. The GSEs' Underserved Markets Plan's current areas of focus are as follows: 1) purchase more loans used to finance manufactured homes titled as real property; 2) enhance current products and create new offerings; and 3) enhance tenant protections in manufactured housing communities. In 2020, the GSEs rolled out financing programs specifically for homes built to the HUD code, which include CHOICEHome® from Freddie Mac and MH Advantage® from Fannie Mae. HUD-coded homes manufactured for these programs have features comparable to site-built homes, including, drywall throughout, higher-pitch roof line, energy-efficient features, lower profile foundation, plus additional options such as a garage or carport. These products aim to promote quality manufactured homes as an acceptable alternative to site-built homes and will allow moderate-income families to purchase a manufactured home with lending terms similar to those for site-built homes. Our Genesis brand of homes is built to these specifications. We continue to work with builder/developers to cultivate strategies to bring these products to the marketplace.

The DTS plans also explored the potential for the GSEs to provide liquidity to the chattel lending market. The GSEs could potentially serve as additional sources of funding as there is unmet demand in the chattel loan industry, and GSE involvement could increase volume substantially. Freddie Mac has indicated that it plans to develop requirements and a process to support loan purchases of manufactured homes titled as real property. The Fannie Mae DTS plan includes a provision indicating that it is exploring a pilot to establish a secondary market for chattel or home-only loans and an objective to explore ways to manage risks in the market. The Fannie Mae DTS plan also includes an objective to explore opportunities to facilitate financing of loans secured by manufactured homes tiled as real property in certain manufactured housing communities. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to homebuyers. Separate from the GSE involvement in chattel markets, there have been several secondary market chattel private placement offerings over the last three years. Although some limited progress has been made in this area, a meaningful positive impact in the form of increased home orders has yet to be realized.

Competition

The housing industry is highly competitive based upon several factors, including price, product features, reputation for service and quality, depth of distribution or location, and financing. Capital requirements for entry into the industry are relatively low.

Factory-built housing is also very competitive. According to MHI, in March 2022, there were 33 producers of manufactured homes in the U.S. operating an estimated 141 production facilities. For calendar 2021, the top three companies had a combined market share for HUD code homes of approximately 75%. We estimate that there were approximately 3,200 industry retail locations throughout the U.S. during calendar 2021.

Based on industry data reported by IBTS, in fiscal 2022 our U.S. wholesale market share of HUD code homes sold was 19.3%, compared to 16.9% in fiscal 2021. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums. Collectively, manufactured housing represents approximately only nine percent of annual U.S. single family home starts.

There are a number of other national manufacturers competing for a significant share of the manufactured housing market in the U.S., including Clayton Homes and Cavco Industries. Certain of these competitors may possess greater financial, manufacturing, distribution, and marketing resources.

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the HUD code which includes regulations that cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD code, they are pre-empted. Our modular homes and commercial structures are built to comply with applicable state and local building codes. Our park model RVs are built in conformity with the applicable standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates voluntary standards and conformity programs.

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

Governmental authorities enforcing these numerous laws and regulations can impose fines and/or seek injunctive relief for violations. We believe that our operations are in compliance with the requirements of the applicable laws and regulations.

Seasonality

The housing industry is subject to seasonal fluctuations based on home buyer purchasing patterns. We typically experience decreased home buyer traffic during holidays and popular vacation periods. Demand for our core single-family new home products typically peaks each spring and summer before declining in the winter, consistent with the overall housing industry. Typical seasonal patterns were not as prevalent in fiscal 2022 and 2021 as demand for affordable housing has increased significantly. We expect seasonal patterns to return once demand returns to more typical levels.

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

The factory-built housing industry is also sensitive to changes in economic conditions and other factors, such as pandemics, employment rates, job growth, population growth, consumer confidence, consumer income, availability of financing, interest rate levels, and an oversupply of homes for sale. Changes in any of these conditions generally, or in the markets where we operate, could reduce demand and constrain pricing for new factory-built homes in these areas or result in customer cancellations of pending shipments. Reductions in the number of homes shipped by us, or constraints on the prices we can charge, could result in a decrease in our net sales and earnings, which could adversely affect our financial condition.

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

Increases in tax rates or fees on developers by local government authorities could deter potential customers from buying our products and adversely affect our business or results of operations.

Increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives, such as funding schools or road improvements, or increases in home insurance premiums, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and in turn can have adverse impacts on our business and results of operations. Any changes to individual tax rules concerning the deductibility of mortgage interest expenses and real estate taxes could deter customers from home ownership.

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

Increased attention continues to be directed to publicly traded companies and their activities related to environmental, social and governance (“ESG”) matters, including new proposed rules by the SEC regarding climate-related disclosures. Advocacy groups have campaigned for action to promote change at public companies related to ESG matters. These activities include increasing action related to climate change and the use of energy efficient building products. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

Regulatory Risks

Environmental laws and regulations relating to climate change and energy can have an adverse impact on our business, our results of operations and on the availability and price of certain raw materials.

Government regulations proposed or enacted in response to climate change could result in increased costs of raw materials and other manufacturing production costs of our homes. We believe that a variety of new legislation may be considered at the federal, state and local levels relating to climate change and energy efficiency. This legislation could result in changes to the HUD-code and other building standards requiring more robust energy efficiency standards or require the use of energy-saving construction material in our products. New building code requirements that impose stricter energy efficiency standards could significantly increase our costs. Compliance with these new standards may also cause an increase in our costs and use of human capital resources. As climate change and energy efficiency remains a global focus, energy-related initiatives will impact many companies including our suppliers of many of our raw materials such as lumber and steel. The initiatives undertaken by our suppliers could adversely impact our results of operations to the extent our suppliers raise their prices to cover energy and climate related initiatives. New environmental laws and regulations could have an adverse impact on our business and results of operations.

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

The homebuilding industry has from time-to-time experienced labor shortages and other labor-related issues. These labor shortages can be more severe during periods of strong demand for housing, during periods following natural disasters or as a result of broader economic disruptions such as the COVID-19 pandemic. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, federal unemployment subsidies, changing work preferences of the labor force, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also increase the cost of labor. We have historically experienced high turnover rates among our direct labor employees, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could cause significant increases in costs or delays in construction and delivery of homes, which could have a material adverse effect on our net sales and results of operations.

Increased costs of transportation may adversely affect our operating results and cash flows.

We rely on qualified truck drivers to deliver homes from our manufacturing facilities to retail centers and customer home sites. A lack of qualified drivers to deliver manufactured homes could result in an increase in our cost of goods sold and operating expenses. Additionally, delays in the shipment of completed homes due to lack of qualified drivers could impact our ability to meet customer demand on a timely basis.

Customer cancellations could have a negative impact on our revenue and margins.

Our backlog represents home orders from customers that will be produced in future periods. Orders in the backlog may be cancelled by customers at any time without penalty. Our backlog has increased significantly in fiscal 2022 driven by higher demand for single-family housing, which has resulted in order levels that have outpaced production. While cancellations have historically been low, longer lead times caused by the higher backlog could result in an increase in customer cancellations which could have an adverse impact on future financial performance. Orders in backlog may also be impacted by inflation. Customers obtain financing approval prior to ordering a home. Significant increases in prices may prevent customers from being able to qualify for financing at the time the home is ready to be produced causing the customer to cancel their order in our backlog.

Complications with the implementation of our new enterprise-wide system could adversely impact our business and operations.

We rely on information systems and technology to manage our business and summarize and report our operating results. In fiscal 2022, we began a multi-year replacement of our current information systems with a suite of cloud-based functionality. With the new system, we expect to improve decision-making capabilities through real-time data and analytics, simplify and standardize business processes, reduce manual effort, improve value-added activities, and improve transparency and accountability all while enhancing the customer experience making our company easier to do business with. The system selection and implementation process has required, and will continue to require, a significant investment of personnel and financial resources. We may not be able to successfully implement the new system without experiencing delays, increased costs and other difficulties. If we are unable to successfully implement the system as planned, our business, results of operations and financial condition could be negatively impacted. We have capitalized significant costs related to the development of the new system. A write-off of all or part of our capitalized costs could adversely affect our results of operations and financial condition. Additionally, if we do not effectively implement the system as planned or it does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

If we are unable to establish or maintain relationships with independent distributors that sell our homes, our sales could decline and our results of operations and cash flows could suffer.

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 90% of our shipments of homes in fiscal 2022 were made to independent distributors throughout the U.S. and western Canada. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

When we introduce new products into the marketplace, we may incur expenses that we did not anticipate, which, in turn, can result in reduced earnings.

The introduction of new models, floor plans, and features are critical to our future success, but we may incur unexpected expenses when we make such introductions. For example, we may experience unexpected engineering or design flaws that may cause increased warranty costs. The costs resulting from these types of problems could be substantial and could have a significant adverse effect on our earnings. Estimated warranty costs are accrued at the time of product sale to reflect our best estimate of the amounts necessary to settle existing and future claims on products. An increase in actual warranty claims costs as compared to our estimates could result in increased warranty reserves and expense, which could have adverse impacts on our earnings.

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

In the ordinary course of our business, we collect, use, and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of our customers and employees. We also have outsourced elements of our information technology structure and, as a result, we are managing independent vendor relationships with third parties who may or could have access to our confidential information. Similarly, our business partners and other third-party providers possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Our ability to conduct our business may be negatively impacted if our or our service providers’ computer resources or connectivity are compromised, degraded, damaged, or if they fail.

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

Engaging in mergers, acquisitions, and start-up operations involves risks that could adversely affect our business.

As part of our growth strategy, we may choose to engage in discussions and negotiations regarding mergers, acquisitions, start-ups, and other business combinations. The purchase price for possible acquisitions of businesses and assets might be paid from cash, borrowings, or through the issuance of common stock or other securities, or a combination of these methods. Business combinations and start-up operations entail numerous risks, including:

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
•
potential loss of customers or key employees; and
•
not adequately anticipating customer demands in new markets.

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

Nevertheless, opportunities arise from time to time that we choose to evaluate. Any transactions that we pursue and consummate would involve these risks and uncertainties, as well as others. The risks of a business combination or startup of a greenfield or idled facility could result in the failure of the anticipated benefits of that particular combination to be realized, which in turn could have adverse effects on our business, financial condition, results of operations and prospects.

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

A large portion of the people who buy our homes finance their home purchases through third-party lenders. Increases in interest rates or decreases in the availability of consumer financing could adversely affect the market for homes. Interest rates have been near historical lows for several years, which has made purchasing new factory-built homes more affordable. However, in 2022, the U.S. Federal Open Market Committee raised the target rate for the fed funds rate for the first time in three years and indicated that it foresees additional future increases in that rate in order to combat rising inflation in the U.S. economy. Potential customers may be less willing or able to pay the increased monthly costs or to obtain financing. In addition, recent increases in the prices of homes may limit consumers’ ability to obtain financing. Lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing and could adversely affect our results of operations and financial condition.

The liquidity provided by the GSEs and the FHA is also critical in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, financing, and our sales of new homes.

Inflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing costs of raw materials, labor and transportation. Efforts made by the U.S. government to stimulate the economy and combat the impact of the COVID-19 pandemic has increased and may continue to increase the risk of significant, persistent inflation. Inflation can also lead to higher interest rates, which can have a negative impact on the housing industry, as well as increases in our borrowing rates. While we have historically been able to pass along price increases to our customers, in a persistent inflationary environment we may not be able to raise prices sufficiently in order to maintain our margins.

The availability of wholesale financing for retailers is limited due to a limited number of floor plan lenders and reduced lending limits.

Factory-built housing retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Limited availability of floor plan lending negatively affects the inventory levels of our independent retailers, the number of retail sales center locations and related wholesale demand, and adversely affects the availability of and access to capital on an ongoing basis. As a result, if the availability of wholesale financing is reduced, we could experience sales declines or a higher level of customer defaults and our operating results and cash flows could suffer.

We have contingent repurchase obligations related to wholesale financing provided to industry retailers.

As is customary in the factory-built housing industry, a significant portion of our manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with those floor plan financing programs, we generally have separate agreements with the financing companies that require us to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. Our contingent repurchase obligation as of April 2, 2022, was estimated to be approximately $339.5 million, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

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

As of April 2, 2022, 15.5% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and estimates" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

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

COVID-19 Pandemic Risks

The COVID-19 pandemic has and may continue to materially and adversely impact our business.

The global outbreak of COVID-19 was declared a global pandemic by the World Health Organization in March 2020. This outbreak caused a material adverse effect on the level of economic activity around the world, including in all of the markets that we serve, and prompted federal and local governments to institute preventative measures, including quarantines and shelter-in-place orders, to mitigate the public health effects. These measures caused, and may continue to cause, significant business and financial market disruption in affected areas, and had a detrimental impact to our business in the first half of fiscal 2021. In response to the outbreak, we implemented numerous measures attempting to manage and mitigate the effects of the virus on our financial condition, results of operations, cash flows, and business.

In fiscal 2022, the global economy began reopening and distribution of vaccines has encouraged greater economic activity. This, combined with high demand for new homes, resulted in our sales increasing in fiscal 2022. However, vaccination rates, hesitancy, and emergence of variants could trigger reinstatement of restrictions and shutdowns and impact our business and dampen economic activity.

The COVID-19 pandemic continues to pose many risks including the following, among others:

•
Our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, and other actions and restrictions that may be requested or mandated by governmental authorities.
•
Social distancing protocols and higher than normal employee absenteeism can lead to a decrease in capacity output of our manufacturing facilities.
•
We have experienced, and may continue to experience, disruptions and delays in our supply chain as a result of the effects of the COVID-19 pandemic. This has resulted in and is likely to continue to result in higher supply chain costs to us, in order to maintain the supply of component parts needed to produce our products.
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

The extent to which the COVID-19 pandemic continues to impact us will depend on future developments that cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, the availability and efficacy of vaccines and the impact of the COVID-19 pandemic on economic activity. The COVID-19 pandemic also may have the effect of significantly heightening other risks associated with our business and our financial condition, including several of the risks disclosed below.

Any future epidemic, pandemic, or similar serious public health issue, and the measures taken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period. The impact of such public health issues and the related governmental actions could have a material adverse impact on our financial condition, results of operations, cash flows, and business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of April 2, 2022:

Location	Owned/Leased
United States
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Millen, Georgia	Leased**
Waycross, Georgia	Owned
Weiser, Idaho	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Leesville, Louisiana	Leased
Worthington, Minnesota	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Lillington, North Carolina	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania (two facilities)	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Navasota, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Penticton, British Columbia	Owned
Kelowna, British Columbia	Leased
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned
** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 18 retail sales centers located across six states in the U.S. and nine terminals for our logistics operations across four states in the U.S. The corporate offices, retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2022 and the contractual lease for our Elkhart, Indiana office expires in September 2023. Two of the manufacturing facilities are encumbered by industrial revenue bonds. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

We also own or lease eight idle manufacturing facilities which could be utilized for additional production capacity. Those facilities would likely require capital investments in order to secure and equip them for operations.

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

Holders

As of May 13, 2022, the Company had approximately 390 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2017 to March 31, 2022, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the housing segment, based on an initial investment of $100 on March 31, 2017.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Skyline Champion Corporation, the Russell 3000 Index,
and a Peer Group

$700
$600
$500
$400
$300
$200
$100
$0
3/17
3/18
3/19
3/20
3/21
3/22
Skyline Champion Corporation
Russell 3000
Peer Group

	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022
Skyline Champion Corporation	$100.00	$233.55	$209.59	$172.96	$499.26	$605.37
Russell 3000	100.00	113.81	123.79	112.49	182.84	204.64
Peer Group*	100.00	129.01	111.92	87.69	236.06	190.77

*The peer group consisted of Beazer Homes USA, Cavco Industries, Century Communities, LGI Homes, MDC Holdings, M/I Homes, Meritage Homes, Quanex Building Products Corp, and Tri Pointe Group.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s consolidated financial statements and the related notes that appear elsewhere in this Annual Report.

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows. See also Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 3, 2021, which provides additional information on comparisons of fiscal years 2021 and 2020.

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 36 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to increase the capacity utilization and profitability at its existing manufacturing facilities as well as executing measured expansion of its manufacturing footprint. The Company is focused on growing in strong housing markets across the U.S. and Canada.

In June, 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase its production capabilities in the Texas market. The Company began production and completed the certification process at one of those facilities during the fourth quarter of fiscal 2022.

On February 28, 2021, the Company acquired ScotBilt, which operates two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. ScotBilt helped to balance the Company’s national distribution and complements the Company’s existing manufacturing footprint in the attractive mid-south region. The operations of ScotBilt are included in the financial results of Skyline Champion since the date of the acquisition. During fiscal 2022, the Company completed the successful cultural, processes, systems and internal controls integration at the acquired facilities.

In January, 2021, the Company acquired two idle facilities in Pembroke, North Carolina which provide an opportunity to further expand its manufacturing footprint in the Southeast markets. The Company is currently renovating one of those facilities for expected production in late fiscal 2023.

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

The robust demand environment has resulted in backlog at the end of fiscal 2022 of $1.6 billion compared to $858.6 million at the end of fiscal 2021. Generally, higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in raw material and labor costs. In addition, we are experiencing intermittent supply disruption and higher freight costs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to review our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers. Historically, order cancellation rates have been very low, but the longer lead-time caused by larger backlogs and changing prices could result in higher cancellations in future periods.

For fiscal 2022, approximately 82% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by MHI, HUD-code industry home shipments were 108,964, 95,588, and 97,553 units during fiscal 2022, 2021, and 2020, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 19.3%, 16.9%, and 16.5% in fiscal 2022, 2021, and 2020, respectively. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately nine percent of all U.S. single family home starts.

COVID-19 Pandemic

The outbreak of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization in March 2020. There remains continued uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the economy, the housing market, and the Company, as well as the Company’s employees, customers, and suppliers.

The Company has prioritized the safety and well-being of its employees and customers and implemented standards to operate in accordance with social-distancing protocols and public health authority guidelines. Beginning in March 2020, the Company took actions to temporarily idle certain facilities in response to government shutdown orders or reduced demand. By late April 2020, most of the temporarily idled manufacturing facilities had reopened, but at reduced production levels due to employee absenteeism, difficulty hiring new team members, and social distancing protocols. During fiscal 2021, the Company experienced intermittent closures due to COVID-19 outbreaks at the facilities or surrounding communities causing higher than normal absenteeism. In the second half of fiscal 2021, the Company was able to increase daily production rates over the levels achieved in the prior fiscal year period as direct labor staffing levels increased and production efficiencies improved. Although the Company has generally been able to navigate the production challenges caused by the pandemic in fiscal 2022, availability of labor and certain raw materials remains uncertain due to continued labor shortages and supply chain disruptions. Prices for most raw materials and components have experienced increased volatility and, overall, labor, transportation and other manufacturing costs have trended higher than prior periods.

As part of the initial response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $2.2 million of expense during fiscal 2021 related to those extended benefits. Various government programs provided financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. CEWS provided a cash subsidy of up to 75% of eligible employees’ remuneration, subject to certain criteria. The Company recognized $6.2 million for payroll subsidies under CEWS and $0.7 million for payroll subsidies under the CARES Act during fiscal 2021. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through December 2020, the Company deferred $11.8 million of payroll taxes, of which, the Company repaid $5.9 million in the third quarter of fiscal 2022, with the remaining amount expected to be paid in December 2022.

RESULTS OF OPERATIONS FOR FISCAL 2022 VS. 2021

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021

Results of Operations Data:
Net sales	$2,207,229	$1,420,881
Cost of sales	1,618,106	1,133,186
Gross profit	589,123	287,695
Selling, general, and administrative expenses	256,218	178,936
Operating income	332,905	108,759
Interest expense, net	2,512	3,248
Other income, net	(36)	(5,889)
Income from operations before income taxes	330,429	111,400
Income tax expense	82,385	26,501
Net income	$248,044	$84,899

Reconciliation of Adjusted EBITDA:
Net income	$248,044	$84,899
Income tax expense	82,385	26,501
Interest expense, net	2,512	3,248
Depreciation and amortization	20,936	17,704
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,359
Transaction costs	—	1,044
Adjusted EBITDA	$353,877	$134,755
As a percent of net sales:
Gross profit	26.7%	20.2%
Selling, general and administrative expenses	11.6%	12.6%
Operating income	15.1%	7.7%
Net income	11.2%	6.0%
Adjusted EBITDA	16.0%	9.5%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2022 was a 52-week period and fiscal 2021 was a 53-week period. The results of operations and discussion below should be read considering the impact of an additional week of operation in the prior year.

NET SALES

The following table summarizes net sales for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Net sales	$2,207,229	$1,420,881	$786,348	55.3%
U.S. manufacturing and retail net sales	$1,991,066	$1,266,308	$724,758	57.2%
U.S. homes sold	24,686	19,983	4,703	23.5%
U.S. manufacturing and retail average home selling price	$80.7	$63.4	$17.3	27.3%
Canadian manufacturing net sales	$159,124	$101,328	$57,796	57.0%
Canadian homes sold	1,479	1,231	248	20.1%
Canadian manufacturing average home selling price	$107.6	$82.3	$25.3	30.7%
Corporate/Other net sales	$57,039	$53,245	$3,794	7.1%
U.S. manufacturing facilities in operation at year end	36	35	1	3%
U.S. retail sales centers in operation at year end	18	18	—	—%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2022 were $2.2 billion an increase of $786.3 million, or 55.3%, over fiscal 2021. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2022 net sales for the Company’s U.S. manufacturing and retail operations increased by $724.8 million, or 57.2%, over fiscal 2021. The increase was primarily due to an increase in the number of homes sold during the period of 23.5% and an increase in the average home selling price of 27.3%. Homes sold were higher due to increased demand for our products and the impact of the acquisition of ScotBilt, partially offset by one less week of production in fiscal 2022 compared to fiscal 2021. Demand for our products increased significantly during fiscal 2022 and we have been able to increase production in response to that demand organically and through our acquisition of ScotBilt. The average selling price increased in fiscal 2022 compared to the prior fiscal year due to pricing actions enacted in response to rising material, freight, and labor costs as well as a shift in product mix to larger homes with more features and amenities. Generally, we are able to pass the increase in input costs to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $57.8 million, or 57.0% for fiscal 2022 compared to the prior year, primarily due to a 20.1% increase in homes sold and a 30.7% increase in average selling price per new home. The increase in homes sold was driven by increased production in response to strong demand. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. Net sales for the Canadian segment were also favorably impacted by approximately $8.2 million as the Canadian dollar strengthened relative to the U.S. dollar during fiscal 2022 as compared to the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. During fiscal 2022, net sales for the segment increased by $3.8 million, or 7.1%, compared to fiscal 2021. The increase was primarily attributable to an increase in shipments of manufactured homes and recreational vehicles.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$530,252	$252,880	$277,372	109.7%
Canadian Factory-built Housing	43,493	21,552	21,941	101.8%
Corporate/Other	15,378	13,263	2,115	15.9%
Total gross profit	$589,123	$287,695	$301,428	104.8%
Gross profit as a percent of net sales	26.7%	20.2%

Gross profit as a percent of sales during fiscal 2022 was 26.7% compared to 20.2% during fiscal 2021. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $277.4 million, or 109.7%, during fiscal 2022 compared to the prior year. The increase in gross profit is due to the increase in revenue in fiscal 2022. As a percent of net sales, gross profit was 26.6% for fiscal 2022 compared to 20.0% in the prior fiscal year. The year-over-year increase in gross margin was primarily due to a combination of improved operational and labor efficiencies and price increases we implemented in response to rising input costs. We have focused on product simplification and material SKU rationalization to improve operational efficiencies to better leverage increased production and manufacturing fixed costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $21.9 million, or 101.8%, during fiscal 2022 compared to the prior year due to the increase in sales volume. Gross margin increased to 27.3% as a percent of segment net sales from 21.3% due to price increases in response to rising material and labor costs, as well as direct labor and manufacturing efficiencies from the increase in home sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased by $2.1 million, or 15.9%, during fiscal 2022 compared to the same period in the prior year. Corporate/Other gross profit improved as a percent of segment net sales to 27.0% from 24.9%. Gross margin for the Company’s transportation business improved due to a change in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes SG&A expenses for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$187,697	$126,141	$61,556	48.8%
Canadian Factory-built Housing	12,912	9,059	3,853	42.5%
Corporate/Other	55,609	43,736	11,873	27.1%
Total selling, general, and administrative expenses	$256,218	$178,936	$77,282	43.2%
Selling, general, and administrative expenses as a percent of net sales	11.6%	12.6%

SG&A expenses were $256.2 million during fiscal 2022, an increase of $77.3 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment increased by $61.6 million, or 48.8%, during fiscal 2022 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 9.4% in fiscal 2022 compared to 10.0% during fiscal 2021. SG&A costs increased due to a combination of factors, primarily (i) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (ii) higher wage expense from increased headcount as we staffed to respond to the growth in housing demand; and (iii) the impact of the acquisition of the ScotBilt operations.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment increased by $3.9 million, or 42.5%, during fiscal 2022 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 8.1% during fiscal 2022 compared to 8.9% in fiscal 2021. The increase in cost is generally a function of the increase in net sales and profits for the segment which translates to higher incentive compensation.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other increased by $11.9 million, or 27.1%, during fiscal 2022 as compared to the prior year. SG&A expenses, as a percent of segment net sales, were 97.5% during fiscal 2022 compared to 82.1% in fiscal 2021. The increase is mainly due to $5.4 million of costs related to investments made to enhance our online customer experience and supporting systems, as well as an increase in equity compensation.

INTEREST EXPENSE

The following table summarizes the components of interest expense, net for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Interest expense	$3,245	$3,813	$(568)	(14.9%)
Interest income	(733)	(565)	(168)	29.7%
Interest expense, net	$2,512	$3,248	$(736)	(22.7%)
Average outstanding floor plan payable	$31,485	$26,992
Average outstanding long-term debt	$19,155	$64,663

Interest expense, net was $2.5 million for fiscal 2022, a decrease of $0.7 million compared to the prior year. The decrease was primarily related to lower average outstanding borrowings on long-term debt, offset in part by higher average borrowings on floor plan payables. The Company repaid the outstanding balance on its revolving credit facility during the second quarter of fiscal 2022.

OTHER INCOME, NET

The following table summarizes other income, net for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Other income, net	$(36)	$(5,889)	$5,853	(99.4%)

Other income, net decreased $5.9 million, or 99.4%, during fiscal 2022 as compared to the prior year. The decrease is due to a reduction in the wage subsidies provided by government sponsored financial assistance programs that were enacted in response to the COVID-19 pandemic. In fiscal 2021, the Company recognized $6.2 million for payroll subsidies under CEWS, and $0.7 million under the CARES Act, which were partially offset by transaction costs of $1.0 million related to the acquisition of ScotBilt.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Income tax expense	$82,385	$26,501	$55,884	210.9%
Effective tax rate	24.9%	23.8%

Income tax expense during fiscal 2022 was $82.4 million, representing an effective tax rate of 24.9%, compared to income tax expense of $26.5 million, representing an effective tax rate of 23.8%, in fiscal 2021.

The Company’s effective tax rate for fiscal 2022 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, tax credits, state and local income taxes, and results in foreign jurisdictions. The Company’s effective tax rate for fiscal 2021 differed from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, tax credits, state and local income taxes, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2022 and 2021:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	$ Change	% Change

Net income	$248,044	$84,899	$163,145	192.2%
Income tax expense	82,385	26,501	55,884	210.9%
Interest expense, net	2,512	3,248	(736)	(22.7%)
Depreciation and amortization	20,936	17,704	3,232	18.3%
Equity-based compensation (for awards granted prior to December 31, 2018)	—	1,359	(1,359)	(100.0%)
Transaction costs	—	1,044	(1,044)	(100.0%)
Adjusted EBITDA	$353,877	$134,755	$219,122	162.6%

Adjusted EBITDA for fiscal 2022 was $353.9 million, an increase of $219.1 million over fiscal 2021. The increase is primarily a result of increased operating income due to increases in net sales and gross margins, partially offset by higher SG&A expenses and the reduction in wage subsidies received in the prior year. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at April 2, 2022 totaled $1.6 billion compared to $858.6 million at April 3, 2021. The increase in backlog is driven by increased demand for single-family homes which has resulted in order levels that have significantly outpaced production in both the U.S. and Canada. Our ability to increase production rates to keep pace with orders is limited by individual plant capacity, the availability of and time needed to train new employees, employee attendance and availability of materials, including certain allocations of raw materials by our suppliers. We may experience greater order cancellations in the future as a result of higher prices and the longer time required to manufacture and deliver our products.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2022, 2021, and 2020:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	March 28, 2020

Net cash provided by (used in):
Operating activities	$224,479	$153,897	$76,743
Investing activities	(31,967)	(56,808)	(14,093)
Financing activities	(19,936)	(47,813)	21,569
Effect of exchange rate changes	256	3,850	(1,398)
Net increase in cash, cash equivalents, and restricted cash	172,832	53,126	82,821
Cash, cash equivalents, and restricted cash at beginning of period	262,581	209,455	126,634
Cash, cash equivalents, and restricted cash at end of period	$435,413	$262,581	$209,455

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company does not have any scheduled long-term debt maturities in the next twelve months. On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At April 2, 2022, $169.6 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $224.5 million in fiscal 2022 compared to $153.9 million in fiscal 2021. Cash provided by operating activities increased due to higher net income in the current year, partially offset by an increase in inventory from higher material costs and higher stocking levels to mitigate supply chain challenges, and an increase in other assets primarily from the capitalization of $20.5 million of cloud computing costs. Cash provided by operating activities was $153.9 million in fiscal 2021 compared to $76.7 million in fiscal 2020. Cash was generated by operating income (before non-cash charges) from higher sales and operating margins compared to the prior year. Operating cash was also favorably impacted by changes in other working capital items, primarily an increase in customer deposits of $36.4 million. We generally collect a deposit at the time an order is placed by a customer. The significant increase in backlog drove the increase in deposits. The favorable changes in working capital items were partially offset by an increase in inventory compared to the prior period.

Cash used in investing activities was $32.0 million in fiscal 2022 versus $56.8 million in fiscal 2021. The decrease is primarily related to the cash paid for the acquisition of ScotBilt, net of cash acquired, of $52.5 million, in fiscal 2021, partially offset by an increase in capital expenditures compared to the prior year. The Company acquired two idle manufacturing facilities in Texas in fiscal 2022 and made investments in plant improvements to facilitate increased production and operational efficiencies. Cash used in investing activities was $56.8 million in fiscal 2021 versus $14.1 million in fiscal 2020. The increase is primarily related to the cash paid for the acquisition of ScotBilt, net of cash acquired, of $52.5 million, partially offset by a decrease in capital expenditures compared to the prior year.

In fiscal 2022, cash used in financing activities was $19.9 million, versus $47.8 million in the prior fiscal year. The decrease in cash used for financing activities was primarily related to lower repayments during fiscal 2022 of the Company's previously existing revolving credit facility and an increase in floor plan financing. In fiscal 2021, cash used in financing activities was $47.8 million, versus the prior year which had net cash provided by financing activities of $21.6 million. Cash used in financing activities in fiscal 2021 is primarily a result of payments made on the revolving credit facility and floor plan financing facilities totaling $38.0 million and $8.2 million, respectively.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Credit Facility

The Amended Credit Agreement matures in July 2026 and has no scheduled amortization. The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of the London Inter-Bank Offered Rate ("LIBOR") plus 1.875% and Alternative Base Rate ("ABR") plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.30% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Amended Credit Agreement. At April 2, 2022, letters of credit issued under the sub-facility totaled $30.4 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Floor Plan Payable

At April 2, 2022, the Company had outstanding borrowings on floor plan financing arrangements of $35.5 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $67.0 million. Borrowings are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at April 2, 2022, including surety bonds and letters of credit totaling $35.6 million and $30.4 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of April 2, 2022 is approximately $339.5 million, without reduction for the resale value of the homes. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $2.3 million at April 2, 2022. See “Critical Accounting Polices and Estimates – Reserve for Repurchase Commitments” below.

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

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss plus; (a) the provision for income taxes; (b) interest expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) equity based compensation for awards granted prior to December 31, 2018; (f) non-cash restructuring charges and impairment of assets; and (g) other non-operating costs including those for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $80 million. The Company establishes reserves for reported and unreported losses, and insurance company reimbursements, under these programs using an actuarial determined value which takes into consideration prior claim experience, estimates of losses for known occurrences and the respective volume of business activity for a given period. The health plan is currently subject to a stop-loss limit of $600,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

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

In fiscal 2022, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of fiscal March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the home sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 18 to 36 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the floor plan lenders. The contingent repurchase obligation as of April 2, 2022 is estimated to be approximately $339.5 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $2.3 million at April 2, 2022.

OTHER MATTERS

Inflation

Inflation of raw materials, especially commodities such as forest products, was significant during fiscal 2022. The raw material price increases have generally been passed on to customers or mitigated through working with supply chain partners, sourcing alternative materials or other operational improvements to minimize the effect on profitability. However, continued, frequent and sudden increases in specific costs, as well as price competition, can affect the ability to pass on costs and adversely impact results of operations. Therefore, there is no assurance that inflation or the impact of rising material costs will not have a significant impact on revenue or results of operations in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Amended Credit Agreement are subject to variable rates of interest based on LIBOR and ABR, at the election of the Company. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.2 million, assuming related debt of $19.2 million, which is the amount of average outstanding borrowings under the Amended Credit Agreement during the year ended April 2, 2022.

Obligations under industrial revenue bonds are subject to variable rates of interest based on a municipal bond index rate. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.1 million, assuming related debt of $12.4 million, which is the amount of outstanding borrowings on industrial revenue bonds at April 2, 2022.

Obligations under floor plan financing arrangements are subject to variable rates of interest based on terms negotiated with the floor plan lenders. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.4 million, assuming related floor plan borrowings of $35.5 million, which is the amount of outstanding borrowings on floor plan financing at April 2, 2022.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At April 2, 2022, the Company’s borrowings under the Amended Credit Agreement, industrial revenue bonds and floor plan financing arrangements were all at variable rates.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2022 net sales of $199.5 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2022, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $2.0 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 2, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2022.

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

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of April 2, 2022.

(c)
Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of April 2, 2022, and the attestation report is set forth in Item 15, "Consolidated Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" and is incorporated herein by reference.

(d)
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers" and "Corporate Governance” and is incorporated herein by reference.

The Company has adopted a written code of business conduct and ethics (“Code of Conduct”) which applies to all of its directors, officers, and employees. Our Code of Conduct is available on our website, www.skylinechampion.com, and can be obtained by writing to Investor Relations at 755 West Big Beaver Rd., Suite 1000, Troy, Michigan 48084, or by sending an email to investorrelations@championhomes.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2022 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Compensation Tables,” “Summary Compensation Table for 2022,” “Grants of Plan-Based Awards in Fiscal 2022,” “Outstanding Equity Awards at Fiscal 2022 Year End,” “Option Exercises and Stock Vested in Fiscal 2022,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2022,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of April 2, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	893,830	$28.50	4,234,590
Equity compensation plans not approved by Stockholders	—	—	—
Total	893,830	$28.50	4,234,590

(1)
This amount represents the following: (a) 487,246 shares subject to the vesting and/or exercise of outstanding options; (b) 241,823 shares subject to vesting of outstanding performance-based restricted stock units; and (c) 164,761 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2022 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the 2022 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated June 6, 2018).
3.2	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.2 of the registrant’s Form 8-K dated June 6, 2018).
3.3	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated April 1, 2021).
3.4	Amended and Restated By-Laws of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.4 of the registrant’s Form 8-K dated May 20, 2022).
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
10.1

Amended and Restated Credit Agreement, dated as of June 7, 2021 by and among Skyline Champion Corporation, Champion Home Builders, Inc. and Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed July 13, 2021).

10.2

Transition Services Agreement, dated as of June 1, 2018, by and among Skyline Champion Corporation and Champion Enterprises Holdings, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K dated June 6, 2018)

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).

10.5	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†
10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.(incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†
10.7	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.9

Form of Non-Statutory Stock Option Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.10

Form of Performance Stock Unit Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.11

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.12

Executive Employment Agreement, dated September 5, 2019 and effective June 1, 2019, between Mark Yost and Champion Home Builders, Inc (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.13

Executive Employment Agreement, dated as of June 4, 2018, between Laurie Hough and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.13 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.14

Executive Employment Agreement effective June 17, 2019 between Robert Spence and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.14 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.15

Amended and Restated Employment Agreement, dated as of June 4, 2018, between Keith Anderson and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).*†

10.16	Employment Agreement, dated May 3, 2021, between Champion Home Builders, Inc. and Timothy Larson (incorporated by reference to Exhibit 10.11 of the registrant’s Form 8-K filed May 5, 2021).†
10.17	Form of Performance Stock Unit Agreement for Employees granted in fiscal 2022.*
10.18	Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2022.*
10.19	Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2022.*
10.20	Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2022.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 24, 2022	/s/ Mark Yost
Mark Yost

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Yost	President, Chief Executive Officer and Director	May 24, 2022
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 24, 2022
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 24, 2022
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Keith Anderson	Director
Keith Anderson		May 24, 2022

/s/ Michael Berman	Director
Michael Berman		May 24, 2022

/s/ Timothy Bernlohr	Director
Timothy Bernlohr		May 24, 2022

/s/ Eddie Capel	Director
Eddie Capel		May 24, 2022

/s/ John C. Firth	Director
John C. Firth		May 24, 2022

/s/ Michael Kaufman	Director
Michael Kaufman		May 24, 2022

/s/ Erin Mulligan Nelson	Director
Erin Mulligan Nelson		May 24, 2022

/s/ Gary E. Robinette	Director
Gary E. Robinette		May 24, 2022

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of April 2, 2022 and April 3, 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2022, expressed an unqualified opinion thereon.

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

Workers’ Compensation
Description of the Matter

The Company had workers’ compensation reserves of $19.8 million as of April 2, 2022. As described in Note 1 to the consolidated financial statements, the Company is self-insured for a significant portion of its workers’ compensation obligations. Workers’ compensation costs are accrued for incurred claims and estimated claims incurred but not yet reported.

Auditing the Company’s workers’ compensation reserve is complex and requires the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate of the ultimate loss projection and the use of various actuarial methods.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company's controls over the workers' compensation reserve process. For example, we tested controls over management's review of the workers' compensation reserve calculations, the appropriateness of the assumptions management used in the calculation and controls pertaining to the completeness and accuracy of the claim data underlying the reserve.

To evaluate the reserve for workers' compensation, we performed audit procedures that included, among others, testing the completeness and accuracy of the incurred claims underlying the reserve, obtaining legal confirmation letters to evaluate reserves in consideration of litigated matters, and reviewing the Company's reinsurance contracts to assess the Company's self-insurance retentions. Furthermore, we involved our actuarial specialists to assist in our evaluation of methodologies and assumptions applied by management to establish the workers' compensation reserve. We compared the Company's reserve to a range developed by our actuarial specialists based on assumptions independently developed by our specialists.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2006.

Detroit, Michigan

May 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 24, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 24, 2022

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	April 2, 2022	April 3, 2021

ASSETS
Current assets:
Cash and cash equivalents	$435,413	$262,581
Trade accounts receivable, net	90,536	57,481
Inventories, net	241,334	166,113
Other current assets	14,977	13,592
Total current assets	782,260	499,767
Long-term assets:
Property, plant, and equipment, net	132,985	115,140
Goodwill	191,970	191,803
Amortizable intangible assets, net	51,283	58,835
Deferred tax assets	17,750	19,914
Other noncurrent assets	58,371	32,443
Total assets	$1,234,619	$917,902
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$35,460	$25,733
Accounts payable	92,159	57,214
Other current liabilities	222,493	180,695
Total current liabilities	350,112	263,642
Long-term liabilities:
Long-term debt	12,430	39,330
Deferred tax liabilities	5,124	4,280
Other liabilities	41,840	42,039
Total long-term liabilities	59,394	85,649

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,838 and 56,640 shares issued as of April 2, 2022 and April 3, 2021, respectively.	1,573	1,569
Additional paid-in capital	502,846	491,668
Retained earnings	327,902	82,898
Accumulated other comprehensive loss	(7,208)	(7,524)
Total equity	825,113	568,611
Total liabilities and stockholders' equity	$1,234,619	$917,902

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Net sales	$2,207,229	$1,420,881	$1,369,730
Cost of sales	1,618,106	1,133,186	1,090,755
Gross profit	589,123	287,695	278,975
Selling, general, and administrative expenses	256,218	178,936	192,520
Operating income	332,905	108,759	86,455
Interest expense	3,245	3,813	4,632
Interest income	(733)	(565)	(3,231)
Other income	(36)	(5,889)	—
Income before income taxes	330,429	111,400	85,054
Income tax expense	82,385	26,501	26,894
Net income	$248,044	$84,899	$58,160
Net income per share:
Basic	$4.37	$1.50	$1.03
Diluted	$4.33	$1.49	$1.02

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Net income	$248,044	$84,899	$58,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	316	5,235	(2,144)
Total comprehensive income	$248,360	$90,134	$56,016

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Cash flows from operating activities
Net income	$248,044	$84,899	$58,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,936	17,704	18,546
Equity-based compensation	9,777	6,037	8,349
Deferred taxes	3,019	3,588	11,796
Amortization of deferred financing fees	690	506	510
Loss (gain) on disposal of property, plant, and equipment	612	(61)	239
Foreign currency transaction (gain) loss	(83)	(519)	235
Fair market value adjustment to held for sale property	—	—	986
Property, plant, and equipment impairment charge	—	—	550
Change in assets and liabilities, net of business acquired:
Accounts receivable	(32,854)	(9,305)	11,901
Inventories	(75,019)	(31,030)	(4,491)
Other assets	(28,217)	967	(10,616)
Accounts payable	34,824	16,371	(4,606)
Accrued expenses and other current liabilities	42,750	64,740	(14,816)
Net cash provided by operating activities	224,479	153,897	76,743
Cash flows from investing activities
Additions to property, plant, and equipment	(31,979)	(8,016)	(15,389)
Cash paid for acquisitions, net of cash acquired	(207)	(52,548)	—
Proceeds from life insurance policies	—	1,829	—
Proceeds from disposal of property, plant, and equipment	219	1,927	196
Proceeds from sale of held for sale property	—	—	1,100
Net cash used in investing activities	(31,967)	(56,808)	(14,093)
Cash flows from financing activities
Changes in floor plan financing, net	9,728	(8,181)	592
Borrowings on revolving debt facility	—	—	38,000
Payments on revolving debt facility	(26,900)	(38,000)	(15,000)
Payments for deferred financing fees	(1,130)	—	—
Stock option exercises	1,405	55	112
Tax payments for equity-based compensation	(3,039)	(1,687)	(2,135)
Net cash (used in) provided by financing activities	(19,936)	(47,813)	21,569
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	256	3,850	(1,398)
Net increase in cash, cash equivalents, and restricted cash	172,832	53,126	82,821
Cash, cash equivalents, and restricted cash at beginning of period	262,581	209,455	126,634
Cash, cash equivalents, and restricted cash at end of period	$435,413	$262,581	$209,455
Supplemental disclosures of cash flow information
Cash paid for interest	$2,664	$3,574	$4,044
Cash paid for income taxes	$73,831	$17,540	$22,312

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statement of Equity

(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2019	56,657	$1,569	$479,226	$(58,208)	$(10,615)	$411,972
Net income	—	—	—	58,160	—	58,160
Equity-based compensation	—	—	8,349	—	—	8,349
Net common stock issued under equity-based compensation plans	8	1	(2,023)	—	—	(2,022)
Foreign currency translation adjustments					(2,144)	(2,144)
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	84,899	—	84,899
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Equity-based compensation	—	—	6,037	—	—	6,037
Net common stock issued under equity-based compensation plans	(25)	(1)	79	(1,708)	—	(1,630)
Foreign currency translation adjustments	—	—	—	—	5,235	5,235
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	248,044	—	248,044
Equity-based compensation	—	—	9,777	—	—	9,777
Net common stock issued under equity-based compensation plans	198	4	1,401	(3,040)	—	(1,635)
Foreign currency translation adjustments	—	—	—	—	316	316
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113

Components of accumulated other comprehensive loss at April 2, 2022, April 3, 2021, and March 28, 2020 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Operations: The Company’s operations consist of manufacturing, retail and transportation activities. At April 2, 2022, the Company operated 36 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 18 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has holding companies located in the Netherlands.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2022 and 2020 include the 52-weeks ended April 2, 2022 and March 28, 2020, respectively. Fiscal 2021 includes the 53-weeks ended April 3, 2021.

COVID-19 Government Financial Assistance: The outbreak of COVID-19 was declared a global pandemic by the World Health Organization in March 2020. In response to the pandemic, the Company offered extended benefits to employees, including increased sick pay and waived premium payments on healthcare benefits for furloughed employees. The Company’s U.S. operations incurred $2.2 million of expense related to those extended benefits in fiscal 2021. Various government programs provided financial relief for affected businesses, including the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and state level programs in the United States and the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. The Company recognized $6.2 million for payroll subsidies under CEWS during fiscal 2021 and $0.7 million for payroll subsidies under the CARES Act during fiscal 2021. In addition, the CARES Act allows for deferring payment of certain payroll taxes. Through December 2020 the Company deferred $11.8 million of payroll taxes. The Company repaid $5.9 million in the third quarter of fiscal 2022, with the remaining amount expected to be paid in December 2022.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $1.8 million, $1.7 million, and $2.3 million for fiscal 2022, 2021, and 2020, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities. Restricted cash was $0.1 million at April 2, 2022 and April 3, 2021.

Allowance for Credit Losses: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At April 2, 2022 and April 3, 2021, accounts receivable are reflected net of reserves of $1.7 million and $0.4 million, respectively. Other notes receivable are reflected net of reserves of $0.4 million at both April 2, 2022 and April 3, 2021.

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

At April 2, 2022, the Company owned or leased eight idle manufacturing facilities and two idle retail sales centers with a net book value of $9.9 million. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. An impairment loss of $0.6 million was recorded in selling, general, and administrative expenses in fiscal 2020 related to a decrease in the estimated fair value of the Company’s idle manufacturing facilities. No impairment losses were recorded in either fiscal 2022 or 2021.

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

In fiscal 2022, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At April 2, 2022 and April 3, 2021, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $19.8 million and $16.3 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $7.4 million and $5.2 million at April 2, 2022 and April 3, 2021, respectively.

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

2.
Business Combination

ScotBilt Acquisition

On February 28, 2021, the Company acquired 100% of the membership interests of ScotBilt Homes, LLC and related companies (“ScotBilt”), a builder of manufactured homes with annual revenues of approximately $79.0 million, for a purchase price of $53.0 million. Under the terms of the purchase agreement, the purchase price was adjusted for cash held by ScotBilt at the closing date and working capital adjustments resulting in an initial purchase consideration of $54.5 million. In the first quarter of fiscal 2022, the Company reduced the preliminary purchase price allocation by $0.2 million as a result of the final working capital settlement. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations (“ASC 805”). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.

The allocation of the purchase price was as follows:

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

Cash, trade accounts receivable, inventory, other assets, accounts payable, and accrued liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Intangible assets include $13.0 million in customer relationships and $8.1 million associated with the ScotBilt trade name and were based on an independent appraisal. The fair value of the customer relationships was determined using the multi-period excess earnings method and the fair value of the trade name was determined using the relief-from-royalty method. The Company estimates that each intangible asset has a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were based on a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $10.5 million related to property, plant, and equipment and $21.1 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of the acquisition date. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

The acquisition of ScotBilt was a taxable business combination. Therefore, the Company’s tax basis in the assets acquired and the liabilities assumed approximate the respective fair values at the acquisition date.

3.
Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	April 2, 2022	April 3, 2021

Raw materials	$141,238	$91,916
Work in process	26,523	21,642
Finished goods and other	73,573	52,555
Total inventories	$241,334	$166,113

At April 2, 2022 and April 3, 2021, reserves for obsolete inventory were $4.8 million and $4.6 million, respectively.

4.
Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on the straight-line method, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020 was $13.4 million, $12.1 million, and $13.1 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	April 2, 2022	April 3, 2021

Land and improvements	$39,815	$36,470
Buildings and improvements	104,085	97,005
Machinery and equipment	69,518	57,790
Construction in progress	10,280	1,889
Property, plant, and equipment, at cost	223,698	193,154
Less accumulated depreciation	(90,713)	(78,014)
Property, plant, and equipment, net	$132,985	$115,140

5.
Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At April 2, 2022 and April 3, 2021, the Company had goodwill of $192.0 million and $191.8 million, respectively. The change in the goodwill balance during the period was a result of the final working capital settlement in the first quarter of fiscal 2022 related to the acquisition of ScotBilt. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	April 2, 2022			April 3, 2021
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total

Gross carrying amount	$61,986	$21,419	$83,405	$61,963	$21,409	$83,372
Accumulated amortization	(23,819)	(8,303)	(32,122)	(18,158)	(6,379)	(24,537)
Amortizable intangibles, net	$38,167	$13,116	$51,283	$43,805	$15,030	$58,835
Weighted average remaining amortization period, in years	6.8	6.9	6.8	7.8	7.9	7.8

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

Amortization of intangible assets for the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020 was $7.6 million, $5.6 million, and $5.4 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2023	$7,436
Fiscal 2024	7,388
Fiscal 2025	7,388
Fiscal 2026	7,388
Fiscal 2027	7,346

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At April 2, 2022 and April 3, 2021, the Company had capitalized cloud computing costs of $20.5 million and $0.3 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying consolidated balance sheets. Amortization of capitalized cloud computing costs was $0.2 million for the fiscal year ended April 2, 2022. There was no amortization of capitalized cloud computing costs during fiscal 2021 as the related systems had not yet been placed in service.

6.
Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	April 2, 2022	April 3, 2021

Customer deposits	$67,396	$58,888
Accrued volume rebates	23,505	18,207
Accrued warranty obligations	25,806	24,033
Accrued compensation and payroll taxes	64,888	42,560
Accrued insurance	13,569	12,421
Other	27,329	24,586
Total other current liabilities	$222,493	$180,695

7.
Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021

Balance at the beginning of the period	$30,469	$24,969
Warranty assumed in the acquisition of ScotBilt	—	1,996
Warranty expense	43,314	37,620
Cash warranty payments	(40,951)	(34,116)
Balance at end of period	32,832	30,469
Less noncurrent portion in other long-term liabilities	(7,026)	(6,436)
Total current portion	$25,806	$24,033

8.
Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	April 2, 2022	April 3, 2021

Revolving credit facility maturing in 2026	$—	$26,900
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	12,430	39,330
Less current portion	—	—
Total long-term debt	$12,430	$39,330

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a revolving credit facility of up to $200.0 million, including a $45.0 million letter of credit sub-facility (“Amended Credit Agreement”). The Amended Credit Agreement replaced the Company’s previously existing $100.0 million revolving credit facility. Outstanding borrowings of $26.9 million on the Company’s previous revolving credit facility were repaid in July 2021. The Amended Credit Agreement allows the Company to draw down, repay and re-draw loans on the available funds during the term, subject to certain terms and conditions, matures in July 2026 and has no scheduled amortization. The Company capitalized $1.1 million of deferred financing fees associated with the Amended Credit Agreement, which is included in other noncurrent assets on the accompanying consolidated balance sheets. The Company wrote off $0.3 million of deferred financing fees associated with the previously existing credit facility, which is included in interest expense, net in fiscal 2022.

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of LIBOR plus 1.875% and ABR plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. At April 2, 2022 the interest rate under the Credit Agreement was 1.6% and letters of credit issued under the Credit Agreement totaled $30.4 million. Total available borrowings under the Credit Agreement as of April 2, 2022 were $169.6 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at both April 2, 2022 and April 3, 2021, including related costs and fees, was 2.18%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of April 2, 2022.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. At April 2, 2022 and April 3, 2021, the Company had outstanding borrowings on floor plan financing agreements of $35.5 million and $25.7 million, respectively. The financing arrangements allow for borrowings up to $67.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

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

The Company recognizes commercial revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At April 2, 2022 and April 3, 2021, uncollected billings related to long-term construction contracts totaled $1.4 million and $5.5 million, respectively. There was no unbilled revenue for long-term contracts at April 2, 2022 and April 3, 2021.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year ended April 2, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,980,794	$159,124	$—	$2,139,918
Commercial	10,272	—	—	10,272
Transportation	—	—	57,039	57,039
Total	$1,991,066	$159,124	$57,039	$2,207,229

	Year ended April 3, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,254,505	$101,328	$—	$1,355,833
Commercial	11,803	—	—	11,803
Transportation	—	—	53,245	53,245
Total	$1,266,308	$101,328	$53,245	$1,420,881

	Year ended March 28, 2020
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,218,293	$84,196	$—	$1,302,489
Commercial	8,100	—	—	8,100
Transportation	—	—	59,141	59,141
Total	$1,226,393	$84,196	$59,141	$1,369,730

10.
Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in the accompanying consolidated statement of operations is shown below:

	Year ended
(Dollars in thousands)	April 2, 2022	April 3, 2021

Operating lease expense	$6,621	$5,387
Short-term lease expense	1,197	1,925
Total lease expense	$7,818	$7,312

Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below:

(Dollars in thousands)	April 2, 2022	April 3, 2021

Right-of-use assets under operating leases:
Other long-term assets	$11,171	$11,473
Lease obligations under operating leases:
Other current liabilities	4,618	4,250
Other long-term liabilities	6,553	7,223
Total lease obligation	$11,171	$11,473

Maturities of lease obligations as of April 2, 2022 are shown below:

(Dollars in thousands)	April 2, 2022

Fiscal 2023	$5,005
Fiscal 2024	2,949
Fiscal 2025	2,042
Fiscal 2026	1,118
Fiscal 2027	394
Thereafter	1,410
Total undiscounted cash flows	12,918
Less: imputed interest	(1,747)
Lease obligations under operating leases	$11,171

The weighted average lease term and discount rate for operating leases are shown below:

April 2, 2022

Weighted average remaining lease term (in years)	4.4
Weighted average discount rate (as percent)	5.4

Other information related to leases is as follows:

	Year ended
(Dollars in thousands)	April 2, 2022	April 3, 2021

Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$4,817	$1,469
Operating cash flows:
Cash paid related to operating lease obligations	$6,643	$5,624

11.
Income Taxes

Pretax income for the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	March 28, 2020

Domestic	$300,675	$92,832	$76,224
Foreign	29,754	18,568	8,830
Income before income taxes	$330,429	$111,400	$85,054

The income tax provision by jurisdiction for the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020 was as follows:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	March 28, 2020

Current:
U.S. federal	$55,983	$13,094	$9,360
Foreign	7,907	4,738	1,938
State	15,476	5,081	3,800
Total current	$79,366	$22,913	$15,098
Deferred
U.S. federal	$2,367	$2,853	$5,660
Foreign	1,118	851	5,214
State	(466)	(116)	922
Total deferred	$3,019	$3,588	$11,796
Total income tax expense	$82,385	$26,501	$26,894

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	March 28, 2020

Tax expense at U.S federal statutory rate	$69,390	$23,394	$17,861
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$11,908	$3,969	$4,491
Foreign tax rate differences	1,417	900	502
Non-deductible compensation due to Section 162(m)	1,119	586	1,007
Recognition of foreign investment basis difference	1,076	616	25
Change in deferred tax valuation allowance	189	1,343	3,652
Uncertain tax positions	-	-	(643)
Deferred tax rate changes	(200)	(778)	538
Other permanent difference	(224)	265	844
U.S. tax credits	(2,296)	(3,096)	(1,005)
Other	6	(698)	(378)
Total income tax expense	$82,385	$26,501	$26,894

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

The U.S. income tax rate for fiscal 2022, 2021, and 2020 was 21%.

Deferred tax assets and liabilities at April 2, 2022 and April 3, 2021 consisted of the following:

(Dollars in thousands)	April 2, 2022	April 3, 2021
ASSETS
Employee compensation	$12,042	$7,500
Intangible assets	9,833	10,665
Warranty reserves	8,043	7,041
Foreign net operating loss carryforwards	6,470	6,250
Self-insurance reserves	5,396	4,058
Lease assets	2,774	2,879
Equity-based compensation	2,206	1,333
Dealer volume discounts	2,077	1,631
State net operating loss carryforwards	2,023	2,372
U.S. tax credit carryforwards	1,891	2,030
Inventory reserves and impairments	1,750	1,558
Capitalized transaction costs	299	377
Foreign capital loss carryforwards	188	187
U.S. federal net operating loss carryforwards	-	4,583
Other	1,631	1,282
Gross deferred tax assets	$56,623	$53,746
LIABILITIES
Property, plant, and equipment	9,901	8,213
Intangible assets	7,834	9,470
Prepaid expenses	5,574	658
Foreign tax basis difference in investments	5,124	4,280
Lease liabilities	2,774	2,879
Other	49	60
Gross deferred tax liabilities	$31,256	$25,560
Valuation allowance	(12,741)	(12,552)
Net deferred tax assets	$12,626	$15,634

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

As of April 2, 2022, the Company has state NOL carryforwards in various jurisdictions which expire primarily in 2022 through 2042.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at April 2, 2022 and April 3, 2021. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense. Accrued interest and penalties as of April 2, 2022 and April 3, 2021, were not significant.

The Company estimates no material changes to uncertain tax benefits in the next twelve months. The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2018. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2019 through fiscal 2022, and U.S. state tax examinations by tax authorities for fiscal 2018 through fiscal 2022.

12.
Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $9.8 million, $6.0 million, and $8.3 million was recognized in fiscal 2022, 2021, and 2020, respectively. Equity-based compensation expense is included in SG&A expenses in the accompanying consolidated statements of operations. The total associated income tax benefit recognized was $2.8 million, $1.0 million, and $1.3 million in fiscal 2022, 2021, and 2020 respectively. Total unrecognized equity-based compensation for all share-based payment plans was $16.8 million at April 2, 2022, of which $8.7 million is expected to be recognized in fiscal 2023, $5.2 million in fiscal 2024 and $2.9 million thereafter, or a weighted-average period of 1.65 years.

Time-Vesting and Performance-Vesting Restricted Share Awards

The Company granted awards to its officers, management employees, and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The exchange was accounted for as a modification. The fair value of the awards that vested during fiscal both 2021 and 2020 was $4.2 million.

A summary of the activity associated with these awards is as follows:

(amounts in thousands)	Time Based Restricted Share Awards

Outstanding at March 30, 2019	290
Vested	(145)
Outstanding at March 28, 2020	145
Vested	(145)
Outstanding at April 3, 2021	—
Vested	—
Outstanding at April 2, 2022	—

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

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 30, 2019	146	$15.00
Granted	266	$32.11
Exercised	(8)	$15.00
Forfeitures	(1)	$15.00
Outstanding at March 28, 2020	403	$26.29
Granted	138	$31.21
Exercised	(5)	$15.00
Outstanding at April 3, 2021	536	$27.51
Granted	13	$53.06
Exercised	(61)	$25.04
Forfeitures	(1)	$31.68
Outstanding at April 2, 2022	487	$28.50	7.8	$13,169

Vested and expected to vest at April 2, 2022	487	$28.50	7.8	$13,169
Exercisable at April 2, 2022	297	$25.61	7.5	$8,900

The assumptions used in the Black-Scholes option-pricing model along with the weighted average grant date fair value for awards granted in the periods presented are as follows:

Option Award Assumptions	Fiscal 2022	Fiscal 2021	Fiscal 2020

Weighted-average assumptions used:
Expected volatility	50.0%	45.0%	30.0%
Dividend yield	—	—	—
Risk-free interest rate	1.0%	0.5%	1.7%
Expected term, in years	6.00	6.00	5.88
Weighted average grant date fair value per share	$25.29	$12.48	$10.33

Performance Share Units

In fiscal 2022, the Company issued performance share units that contain market vesting conditions, performance vesting conditions, and service conditions. The performance condition is based on the Company's market share of single family home completions ("SFC Market Share"). The SFC Market Share component of the awards are valued at the market price of a share of the Company's common stock on the date of grant. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 200% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the performance and market conditions as specified in the performance share unit agreement. In fiscal 2021 and 2020, the Company issued performance share units that contain market vesting conditions and service conditions. The market condition is based on the Company’s TSR compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards. Per the terms of the awards, 0% to 150% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the market condition as specified in the performance share unit agreement. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Unit
Outstanding at March 30, 2019	146	$3.62
Granted	86	$29.05
Forfeitures	(2)	$3.62
Outstanding at March 28, 2020	230	$13.85
Granted	61	$28.38
Outstanding at April 3, 2021	291	$16.90
Granted	96	$83.04
Vested	(84)	$6.38
Forfeitures	(61)	$6.57
Outstanding at April 2, 2022	242	$49.27

The assumptions used in the Monte-Carlo simulation for the performance condition of performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2022	Fiscal 2021	Fiscal 2020

Weighted-average assumptions used:
Expected volatility	54.8%	50.0%	30.0%
Dividend yield	—	—	—
Risk-free interest rate	1.1%	2.0%	1.6%
Expected term, in years	2.98	3.00	2.84
Weighted average grant date fair value per share	$83.04	$28.38	$29.05

Restricted Stock and Restricted Share Awards

Restricted stock units and restricted share awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $8.0 million, $2.5 million, and $2.1 million during fiscal 2022, 2021, and 2020, respectively.

The weighted average grant date fair value for restricted stock units granted in fiscal 2022, 2021, and 2020 was $67.90, $28.33, and $31.34, respectively.

(units and shares in thousands)	Restricted Stock Units

Outstanding at March 30, 2019	158
Granted	112
Vested	(75)
Forfeitures	(1)
Outstanding at March 30, 2019	194
Granted	87
Forfeitures	(98)
Outstanding at April 3, 2021	183
Granted	109
Vested	(126)
Forfeitures	(1)
Outstanding at April 2, 2022	165

13.
Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-vesting and performance-vesting restricted share awards were considered participating securities prior to the completion of the vesting period. The vesting for these time-based shares occurred in the second quarter of fiscal 2021. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the treasury stock method. During fiscal years 2021, and 2020, the two-class method was more dilutive. The two-class method was not applicable to the computation for fiscal 2022 as the time-vested restricted share awards were fully vested and no longer considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	April 2, 2022	April 3, 2021	March 28, 2020

Numerator:
Net income	$248,044	$84,899	$58,160
Undistributed earnings allocated to participating securities	—	(77)	(170)
Net income attributable to the Company's common shareholders	$248,044	$84,822	$57,990
Denominator:
Basic weighted average shares outstanding	56,816	56,648	56,516
Dilutive securities	490	325	246
Diluted weighted average shares outstanding	57,306	56,973	56,762
Basic net income per share:	$4.37	$1.50	$1.03
Diluted net income per share:	$4.33	$1.49	$1.02

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	April 2, 2022	April 3, 2021
Options	$253	$62
Restricted Share Units	86	81
Performance Share Units	151	182
Total dilutive securities	$490	$325

14.
Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $4.2 million, $2.6 million, and $2.4 million related to this plan during fiscal 2022, 2021, and 2020, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.7 million, $0.5 million, and $0.6 million in fiscal 2022, 2021, and 2020.

15.
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

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	April 2, 2022	April 3, 2021	March 28, 2020

Net sales:
U.S. Factory-built Housing	$1,991,066	$1,266,308	$1,226,393
Canadian Factory-built Housing	159,124	101,328	84,196
Corporate/Other	57,039	53,245	59,141
Consolidated net sales	$2,207,229	$1,420,881	$1,369,730
Operating income:
U.S. Factory-built Housing EBITDA	$360,978	$142,699	$131,339
Canadian Factory-built Housing EBITDA	31,692	19,564	9,272
Corporate/Other EBITDA	(38,793)	(29,911)	(35,610)
Other income	(36)	(5,889)	—
Depreciation	(13,384)	(12,087)	(13,116)
Amortization	(7,552)	(5,617)	(5,430)
Consolidated operating income	$332,905	$108,759	$86,455
Depreciation:
U.S. Factory-built Housing	$10,823	$9,620	$11,015
Canadian Factory-built Housing	1,111	860	1,073
Corporate/Other	1,450	1,607	1,028
Consolidated depreciation	$13,384	$12,087	$13,116
Amortization of U.S. Factory-built Housing intangible assets:	$7,552	$5,617	$5,430
Capital expenditures:
U.S. Factory-built Housing	$29,133	$6,261	$11,753
Canadian Factory-built Housing	1,419	1,034	1,566
Corporate/Other	1,427	721	2,070
Consolidated capital expenditures	$31,979	$8,016	$15,389

(Dollars in thousands)	April 2, 2022	April 3, 2021

Total Assets:
U.S. Factory-built Housing (1)	$695,500	$578,897
Canadian Factory-built Housing (1)	107,459	87,224
Corporate/Other (1)	431,660	251,781
Consolidated total assets	$1,234,619	$917,902
(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

16.
Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $2.3 million and $1.4 million at April 2, 2022 and April 3, 2021, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of April 2, 2022 was estimated to be approximately $339.5 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended April 2, 2022, April 3, 2021, and March 28, 2020.

At April 2, 2022, the Company was contingently obligated for approximately $30.4 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $17.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $35.6 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Concentrations

The components and products used in the factory-built housing operations are presently available from a variety of vendors, and the Company is not dependent upon any single supplier. Prices of certain materials, such as lumber, insulation, steel and drywall, can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials, such as drywall and insulation, has sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. The Company generally has been able to pass higher material costs on to its customers in the form of surcharges and price increases. For fiscal 2022 and 2021, sales from the Company’s Canadian operations were approximately 7% of consolidated sales. For fiscal 2020, sales from the Company's Canadian operations were approximately 6% of consolidated sales.

The Company’s net assets in Canada totaled approximately $107.5 million and $87.2 million at April 2, 2022 and April 3, 2021, respectively. The Company has approximately 8,400 employees. The Company’s manufacturing facilities in Canada employ approximately 1,000 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each have separate expiration dates. The agreements are set to expire at various dates between June 2022 and June 2024.

17.
Subsequent Event

On May 16, 2022, the company acquired certain operating assets of Manis Customer Builders, Inc. and related companies ("Manis") for approximately $10.0 million. The acquisition of Manis will allow the Company to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. The initial accounting for the business combination is in process at the time of this filing due to the limited amount of time since the acquisition date.

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts

(in millions)

	Balance at Beginning of Period	Additions	Deductions	Other		Balance at End of Period
Fiscal Year Ended April 2, 2022:
Allowance for doubtful accounts	$0.4	$1.4	$(0.1)	$-		$1.7
Valuation allowance for deferred taxes	12.6	0.2	(0.1)	-		12.7
Fiscal Year Ended April 3, 2021:
Allowance for doubtful accounts	$0.4	$0.2	$(0.2)	$-		$0.4
Valuation allowance for deferred taxes	11.2	1.4	-	-		12.6
Fiscal Year Ended March 28, 2020:
Allowance for doubtful accounts	$0.6	$0.7	$(0.9)	-		$0.4
Valuation allowance for deferred taxes	7.3	4.5	(0.2)	(0.4)	(a)	11.2
(a)
Represents a decrease due to provision-to-return adjustments