Form 10-Q
period 2022-07-02
Skyline Champion Corp
filed 2022-08-03
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

Number of shares of common stock outstanding as of July 22, 2022: 56,889,105

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	July 2, 2022	April 2, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$463,778	$435,413
Trade accounts receivable, net	128,573	90,536
Inventories, net	292,158	241,334
Other current assets	22,917	14,977
Total current assets	907,426	782,260
Long-term assets:
Property, plant, and equipment, net	144,933	132,985
Goodwill	192,555	191,970
Amortizable intangible assets, net	50,026	51,283
Deferred tax assets	16,302	17,750
Other noncurrent assets	62,090	58,371
Total assets	$1,373,332	$1,234,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$37,859	$35,460
Accounts payable	76,133	92,159
Other current liabilities	256,243	222,493
Total current liabilities	370,235	350,112
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	5,384	5,124
Other liabilities	41,705	41,840
Total long-term liabilities	59,519	59,394

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,848 and 56,838 shares issued as of July 2, 2022 and April 2, 2022, respectively	1,573	1,573
Additional paid-in capital	506,815	502,846
Retained earnings	444,702	327,902
Accumulated other comprehensive loss	(9,512)	(7,208)
Total stockholders’ equity	943,578	825,113
Total liabilities and stockholders’ equity	$1,373,332	$1,234,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	July 2, 2022	July 3, 2021
Net sales	$725,881	$510,197
Cost of sales	496,546	398,667
Gross profit	229,335	111,530
Selling, general, and administrative expenses	72,282	54,023
Operating income	157,053	57,507
Interest expense, net	90	649
Other income	(634)	(54)
Income before income taxes	157,597	56,912
Income tax expense	40,446	14,011
Net income	$117,151	$42,901
Net income per share:
Basic	$2.06	$0.76
Diluted	$2.04	$0.75

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	July 2, 2022	July 3, 2021
Net income	$117,151	$42,901
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,304)	878
Total comprehensive income	$114,847	$43,779

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net income	$117,151	$42,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,670	3,257
Amortization of intangible assets	1,946	1,888
Amortization of deferred financing fees	95	127
Equity-based compensation	3,960	1,441
Deferred taxes	1,685	4,079
Loss on disposal of property, plant, and equipment	6	6
Foreign currency transaction loss (gain)	351	(84)
Change in assets and liabilities:
Accounts receivable	(38,141)	(3,097)
Inventories	(48,855)	(25,129)
Prepaids and other assets	(11,084)	(14,992)
Accounts payable	(15,931)	8,741
Accrued expenses and other liabilities	32,569	12,767
Net cash provided by operating activities	47,422	31,905
Cash flows from investing activities
Additions to property, plant, and equipment	(9,435)	(9,221)
Cash paid for acquisition	(9,553)	—
Proceeds from disposal of property, plant, and equipment	17	2
Net cash used in investing activities	(18,971)	(9,219)
Cash flows from financing activities
Changes in floor plan financing, net	2,398	3,045
Stock option exercises	9	79
Tax payments for equity-based compensation	(351)	(1,326)
Net cash provided by financing activities	2,056	1,798
Effect of exchange rate changes on cash and cash equivalents	(2,142)	673
Net increase in cash and cash equivalents	28,365	25,157
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$463,778	$287,738

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended July 2, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	117,151	—	117,151
Equity-based compensation	—	—	3,960	—	—	3,960
Net common stock issued under equity-based compensation plans	10	—	9	(351)	—	(342)
Foreign currency translation adjustments	—	—	—	—	(2,304)	(2,304)
Balance at July 2, 2022	56,848	$1,573	$506,815	$444,702	$(9,512)	$943,578

	Three months ended July 3, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	42,901	—	42,901
Equity-based compensation	—	—	1,441	—	—	1,441
Net common stock issued under equity-based compensation plans	59	2	82	(1,332)	—	(1,248)
Foreign currency translation adjustments	—	—	—	—	878	878
Balance at July 3, 2021	56,699	$1,571	$493,191	$124,467	$(6,646)	$612,583

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail and transportation activities. At July 2, 2022, the Company operated 37 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 19 sales centers that sell manufactured houses to consumers primarily in the Southern U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 24, 2022 (the “Fiscal 2022 Annual Report”).

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

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.7 million at both July 2, 2022 and April 2, 2022. At both July 2, 2022 and April 2, 2022, other notes receivable are reflected net of reserves of $0.4 million.

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2023,” will end on April 1, 2023 and will include 52 weeks. References to “fiscal 2022” refer to the Company’s fiscal year ended April 2, 2022. The three months ended July 2, 2022 and July 3, 2021 each included 13 weeks.

In May, 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") for $9.6 million. The net assets acquired were not material to the accompanying consolidated financial statements.

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	July 2, 2022	April 2, 2022
Raw materials	$133,640	$141,238
Work in process	30,531	26,523
Finished goods and other	127,987	73,573
Total inventories, net	$292,158	$241,334

At July 2, 2022 and April 2, 2022, reserves for obsolete inventory were $5.7 million and $4.8 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

3. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended July 2, 2022 and July 3, 2021 was $3.7 million and $3.3 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	July 2, 2022	April 2, 2022
Land and improvements	$40,502	$39,815
Buildings and improvements	110,338	104,085
Machinery and equipment	73,244	69,518
Construction in progress	14,789	10,280
Property, plant, and equipment, at cost	238,873	223,698
Less: accumulated depreciation	(93,940)	(90,713)
Property, plant, and equipment, net	$144,933	$132,985

4. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At July 2, 2022 and April 2, 2022, the Company had goodwill of $192.6 million and $192.0 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	July 2, 2022			April 2, 2022
	Customer Relationships	Trade Names	Total	Customer Relationships	Trade Names	Total
Gross carrying amount	$62,168	$21,696	$83,864	$61,986	$21,419	$83,405
Accumulated amortization	(25,094)	(8,744)	(33,838)	(23,819)	(8,303)	$(32,122)
Amortizable intangibles, net	$37,074	$12,952	$50,026	$38,167	$13,116	$51,283

During both the three months ended July 2, 2022 and July 3, 2021, amortization of intangible assets was $1.9 million.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. At July 2, 2022 and April 2, 2022, the Company had capitalized cloud computing costs of $23.9 million and $20.5 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for the three months ended July 2, 2022 was $0.2 million. There was no amortization of capitalized cloud computing costs during the three months ended July 3, 2021.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

5. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	July 2, 2022	April 2, 2022
Customer deposits	$68,315	$67,396
Accrued volume rebates	26,133	23,505
Accrued warranty obligations	26,129	25,806
Accrued compensation and payroll taxes	50,618	64,888
Accrued insurance	16,008	13,569
Accrued taxes	42,413	6,959
Other	26,627	20,370
Total other current liabilities	$256,243	$222,493

6. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021
Balance at beginning of period	$32,832	$30,469
Warranty expense	11,921	10,304
Cash warranty payments	(11,598)	(9,694)
Balance at end of period	33,155	31,079
Less: noncurrent portion in other long-term liabilities	(7,026)	(6,436)
Total current portion	$26,129	$24,643

7. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	July 2, 2022	April 2, 2022
Revolving credit facility maturing in 2026	$—	$—
Obligations under industrial revenue bonds due 2029	12,430	12,430
Total debt	12,430	12,430
Less: current portion	—	—
Total long-term debt	$12,430	$12,430

On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks that provides for a revolving credit facility of up to $200.0 million, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). The Amended Credit Agreement replaced the Company's previously existing $100.0 million revolving credit facility. Outstanding borrowings of $26.9 million on the Company's previous revolving credit facility were repaid in July 2021. The Amended Credit Agreement allows the Company to draw down, repay and re-draw loans on the available facility during the term, subject to certain terms and conditions, matures in July 2026, and has no scheduled amortization. The Company capitalized $1.1 million of deferred financing fees associated with the Amended Credit Agreement, which are included in other noncurrent assets on the accompanying consolidated balance sheets. The Company wrote off $0.3 million of deferred financing fees associated with the previously existing credit facility during the second quarter of fiscal 2022.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of the London Inter-Bank Offered Rate ("LIBOR") or the Secured Overnight Financing Rate plus the benchmark replacement adjustment ("Replacement Rate") plus 1.875% and Alternative Base Rate ("ABR") plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR or the Replacement Rate plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. There were no outstanding borrowings under the revolving credit facility at July 2, 2022 and April, 2, 2022, respectively. At July 2, 2022 the interest rate under the Amended Credit Agreement was 2.97% and letters of credit issued under the Amended Credit Agreement totaled $32.1 million. Available borrowing capacity under the Amended Credit Agreement as of July 2, 2022 was $167.9 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at July 2, 2022, including related costs and fees, was 2.61%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of July 2, 2022.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At July 2, 2022 and April 2, 2022, the Company had outstanding borrowings on floor plan financing agreements of $37.9 million and $35.5 million, respectively. Total credit line capacity provided under the agreements was $67.0 million as of July 2, 2022. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

8. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended July 2, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$660,811	$45,062	$—	$705,873
Commercial	270	—	—	270
Transportation	—	—	19,738	19,738
Total	$661,081	$45,062	$19,738	$725,881

	Three months ended July 3, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$455,891	$37,831	$—	$493,722
Commercial	1,429	—	—	1,429
Transportation	—	—	15,046	15,046
Total	$457,320	$37,831	$15,046	$510,197

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

9. Income Taxes

For the three months ended July 2, 2022 and July 3, 2021, the Company recorded $40.4 million and $14.0 million of income tax expense and had an effective tax rate of 25.7% and 24.6%, respectively.

The Company’s effective tax rate for the three months ended July 2, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended July 3, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions and tax benefits from equity compensation.

At July 2, 2022, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next twelve months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	July 2, 2022	July 3, 2021
Numerator:
Net income attributable to the Company's common shareholders	$117,151	$42,901
Denominator:
Basic weighted-average shares outstanding	56,910	56,706
Dilutive securities	387	497
Diluted weighted-average shares outstanding	57,297	57,203

Basic net income per share	$2.06	$0.76
Diluted net income per share	$2.04	$0.75

11. Segment Information

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

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes manufacturing and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. Total assets for Corporate/Other primarily includes cash and U.S. deferred tax items not specifically allocated to another segment.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021
Net sales:
U.S. Factory-built Housing	$661,081	$457,320
Canadian Factory-built Housing	45,062	37,831
Corporate/Other	19,738	15,046
Consolidated net sales	$725,881	$510,197
Operating income:
U.S. Factory-built Housing EBITDA	$161,565	$63,017
Canadian Factory-built Housing EBITDA	11,327	5,666
Corporate/Other EBITDA	(9,589)	(5,977)
Other income	(634)	(54)
Depreciation	(3,670)	(3,257)
Amortization	(1,946)	(1,888)
Consolidated operating income	$157,053	$57,507
Depreciation:
U.S. Factory-built Housing	$3,037	$2,610
Canadian Factory-built Housing	281	285
Corporate/Other	352	362
Consolidated depreciation	$3,670	$3,257
Amortization of U.S. Factory-built Housing intangible assets:	$1,946	$1,888
Capital expenditures:
U.S. Factory-built Housing	$8,933	$7,258
Canadian Factory-built Housing	361	105
Corporate/Other	141	1,858
Consolidated capital expenditures	$9,435	$9,221

(Dollars in thousands)	July 2, 2022	April 2, 2022
Total Assets:
U.S. Factory-built Housing (1)	$796,260	$695,500
Canadian Factory-built Housing (1)	114,485	107,459
Corporate/Other (1)	462,587	431,660
Consolidated total assets	$1,373,332	$1,234,619

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

12. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $2.4 million and $2.3 million at July 2, 2022 and April 2, 2022, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of July 2, 2022 was estimated to be $373.6 million. Losses incurred on homes repurchased were not significant during the three months ended July 2, 2022 or July 3, 2021.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At July 2, 2022, the Company was contingently obligated for $32.1 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $19.2 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $35.5 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured offsite construction, company-owned retail locations, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 37 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 19 sales centers that sell manufactured homes to consumers primarily in the southern U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executing measured expansion of its manufacturing footprint through facility and equipment investments and acquisitions. The Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more wholistic solutions to homebuyers.

In May, 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. In June, 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase its production capabilities in the Texas market. The Company began production and completed the certification process at one of those facilities during the fourth quarter of fiscal 2022. On February 28, 2021, the Company acquired ScotBilt, which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s prior manufacturing footprint in the attractive mid-south region.

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

Industry and Company Outlook

Since July 2020, the U.S. and Canadian housing industry demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time homebuyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of ADUs and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

The robust demand environment has resulted in backlog of $1.4 billion as of July 2, 2022 compared to $1.2 billion as of July 3, 2021. Generally higher backlog at our manufacturing facilities creates an opportunity to increase production efficiencies. Although the higher demand brings opportunities, it also has resulted in significant increases in raw material and labor costs. Although we have seen recent improvements, we continue to experience intermittent supply disruption and higher freight costs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to monitor our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers. Generally, order cancellation rates have been very low, but the longer lead-time caused by larger backlogs, rising interest rates and changing prices could result in higher cancellations. During the first quarter, as interest rates increased, independent retailers cancelled a limited number of orders to decrease their inventory carrying costs.

For the three months ended July 2, 2022, approximately 86% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one month lag. According to data reported by MHI, HUD-code industry home shipments were 31,894 and 27,857 units during the three months ended May 31, 2022 and 2021, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 18.0% and 18.9%, for the three months ended May 31, 2022 and 2021, respectively. Annual HUD-code industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

UNAUDITED INCOME STATEMENTS FOR THE FIRST QUARTER OF FISCAL 2023 VS. 2022

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021

Results of Operations Data:
Net sales	$725,881	$510,197
Cost of sales	496,546	398,667
Gross profit	229,335	111,530
Selling, general, and administrative expenses	72,282	54,023
Operating income	157,053	57,507
Interest expense, net	90	649
Other income	(634)	(54)
Income before income taxes	157,597	56,912
Income tax expense	40,446	14,011
Net income	$117,151	$42,901

Reconciliation of Adjusted EBITDA:
Net income	$117,151	$42,901
Income tax expense	40,446	14,011
Interest expense, net	90	649
Depreciation and amortization	5,616	5,145
Transaction costs	338	—
Other	(973)	—
Adjusted EBITDA	$162,668	$62,706
As a percent of net sales:
Gross profit	31.6%	21.9%
Selling, general, and administrative expenses	10.0%	10.6%
Operating income	21.6%	11.3%
Net income	16.1%	8.4%
Adjusted EBITDA	22.4%	12.3%

NET SALES

The following table summarizes net sales for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$725,881	$510,197	$215,684	42.3%
U.S. manufacturing and retail net sales	$661,081	$457,320	$203,761	44.6%
U.S. homes sold	6,813	6,372	441	6.9%
U.S. manufacturing and retail average home selling price	$97.0	$71.8	$25.2	35.1%
Canadian manufacturing net sales	$45,062	$37,831	$7,231	19.1%
Canadian homes sold	352	385	(33)	(8.6%)
Canadian manufacturing average home selling price	$128.0	$98.3	$29.7	30.2%
Corporate/Other net sales	$19,738	$15,046	$4,692	31.2%
U.S. manufacturing facilities in operation at end of period	37	35
U.S. retail sales centers in operation at end of period	19	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended July 2, 2022 were $725.9 million, an increase of $215.7 million, or 42.3%,over the three months ended July 2, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $203.8 million, or 44.6%, for the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase was primarily due to an increase in the number of homes sold during the three months ended July 2, 2022 of 6.9%, as well as an increase in the average home selling price of 35.1%. The increase in the number of homes sold was a result of additional capacity from recent expansions, Federal Emergency Management Agency ("FEMA") Disaster Relief housing sales of $82.5 million and increased production output from our existing facilities. The average selling price increase was due, in part, to the impact of sales to FEMA as well as due to pricing actions enacted on our core products in response to rising material, freight, and labor costs. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. Generally, we are able to pass the increase in input costs to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $7.2 million, or 19.1% for the three months ended July 2, 2022 compared to the same period in the prior fiscal year, primarily due to a 30.2% increase in average home selling price, partially offset by an 8.6% decrease in homes sold. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs and change in product mix. The decrease in homes sold is due to the timing of shipments. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.4 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the first three months of fiscal 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended July 2, 2022, net sales increased $4.7 million, or 31.2%, primarily attributable to an increase in shipments and an increase in average revenue per mile shipped.

GROSS PROFIT

The following table summarizes gross profit for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$209,637	$99,211	$110,426	111.3%
Canadian Factory-built Housing	14,795	8,325	6,470	77.7%
Corporate/Other	4,903	3,994	909	22.8%
Total gross profit	$229,335	$111,530	$117,805	105.6%
Gross profit as a percent of net sales	31.6%	21.9%

Gross profit as a percent of sales during the three months ended July 2, 2022 was 31.6% compared to 21.9% during the three months ended July 3, 2021. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $110.4 million, or 111.3%, during the three months ended July 2, 2022 compared to the same period in the prior fiscal year. Gross profit was 31.7% as a percent of segment net sales for the three months ended July 2, 2022 compared to 21.7%% in the same period of the prior fiscal year. The increase in gross profit was due to price increases implemented in response to rising input costs. Sales to FEMA during the first quarter of fiscal 2023 also helped improve margins since these sales are generally at higher prices than our core product which help offset the disruption to our operations and our customers.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $6.5 million, or 77.7% during the three months ended July 2, 2022 compared to the same period in the prior fiscal year primarily due to increased sales volume. Gross profit as a percent of net sales was 32.8% for the three months ended July 2, 2022, compared to 22.0% in the same period of the prior fiscal year due to price increases in response to rising material and labor costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.9 million, or 22.8%, during the three months ended July 2, 2022 compared to the same period of the prior fiscal year, primarily due to increased net sales in the Company’s transportation operations. Gross profit decreased as a percent of segment net sales to 24.8% from 26.5% as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$53,054	$40,755	$12,299	30.2%
Canadian Factory-built Housing	3,749	2,945	804	27.3%
Corporate/Other	15,479	10,323	5,156	49.9%
Total selling, general, and administrative expenses	$72,282	$54,023	$18,259	33.8%
Selling, general, and administrative expense as a percent of net sales	10.0%	10.6%

Selling, general, and administrative expenses were $72.3 million for the three months ended July 2, 2022, an increase of $18.3 million, or 33.8%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $12.3 million, or 30.2%, during the three months ended July 2, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 8.0% for the three months ended July 2, 2022 compared to 8.9% during the comparable period of the prior fiscal year primarily due to higher revenue and increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from higher sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, and higher wage expense from headcount increases due to the growth in housing demand and our business expansion.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.8 million, or 27.3%, for the three months ended July 2, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 8.3% for the three months ended July 2, 2022 compared to 7.8% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses is due to higher incentive compensation related to the increase in sales and gross profit of the segment.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $5.2 million, or 49.9%, during the three months ended July 2, 2022 as compared to the same period of the prior fiscal year due to investments made to enhance our online customer experience and supporting systems, as well as an increase in equity compensation.

INTEREST EXPENSE, NET

The following table summarizes the components of interest expense, net for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Interest expense	$903	$808	$95	11.8%
Less: Interest income	(813)	(159)	(654)	411.3%
Interest expense, net	$90	$649	$(559)	(86.1%)
Average outstanding floor plan payable	$38,696	$28,592
Average outstanding long-term debt	$12,430	$39,330

Interest expense, net was $0.1 million for the three months ended July 2, 2022, a decrease of $0.6 million, or 86.1%, compared to the same period of the prior fiscal year. The net decrease in expense was primarily due to higher interest income during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 due to a significant increase in interest rates on our invested cash.

OTHER INCOME

The following table summarizes other income for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Other income	$(634)	$(54)	$(580)	1,074.1%

Other income increased $0.6 million during the three months ended July 2, 2022 as compared to the same period of the prior fiscal year. The Company received proceeds during the first quarter of fiscal 2023 from an insurance company that related to Champion Home Builders’ pre-bankruptcy workers compensation claims, which was partially offset by transaction costs for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Income tax expense	$40,446	$14,011	$26,435	188.7%
Effective tax rate	25.7%	24.6%

Income tax expense for the three months ended July 2, 2022 was $40.4 million, representing an effective tax rate of 25.7%, compared to income tax expense of $14.0 million, representing an effective tax rate of 24.6% for the three months ended July 3, 2021.

The Company’s effective tax rate for the three months ended July 2, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended July 3, 2021 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from equity compensation.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021	$ Change	% Change
Net income	$117,151	$42,901	$74,250	173.1%
Income tax expense	40,446	14,011	26,435	188.7%
Interest expense, net	90	649	(559)	(86.1%)
Depreciation and amortization	5,616	5,145	471	9.2%
Transaction costs	338	—	338	*
Other	(973)	—	(973)	*
Adjusted EBITDA	$162,668	$62,706	$99,962	159.4%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended July 2, 2022 was $162.7 million, an increase of $100.0 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume, average selling prices and gross margins, partially offset by higher SG&A expenses.

The Company defines Adjusted EBITDA as net income or loss plus, (a) the provision for income taxes, (b) interest expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) restructuring charges and impairment of assets, and (f) other non-operating income and costs, including those for the acquisition and integration or disposition of businesses. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at July 2, 2022 totaled $1.4 billion compared to $1.2 billion at July 3, 2021. The increase in backlog was primarily driven by an increase in average selling price per home in backlog. Increasing production rates to keep pace with orders is limited by individual plant capacity, time to train new employees, employee attendance and availability of materials, including most recently raw material allocations by certain suppliers.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended July 2, 2022 and July 3, 2021:

	Three months ended
(Dollars in thousands)	July 2, 2022	July 3, 2021
Net cash provided by (used in):
Operating activities	$47,422	$31,905
Investing activities	(18,971)	(9,219)
Financing activities	2,056	1,798
Effect of exchange rate changes on cash, cash equivalents	(2,142)	673
Net increase in cash and cash equivalents	28,365	25,157
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$463,778	$287,738

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. On July 7, 2021, the Company entered into an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At July 2, 2022, $167.9 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $47.4 million for the three months ended July 2, 2022 compared to $31.9 million for the three months ended July 3, 2021. Cash provided by operating activities increased due to higher net income, partially offset by changes in working capital, primarily increases in inventory and accounts receivable related to production activities for the FEMA contract.

Cash used in investing activities was $19.0 million for the three months ended July 2, 2022 compared to $9.2 million for the three months ended July 3, 2021. The increase in cash used for investing activities was related to cash paid for the acquisition of Manis.

Cash provided by financing activities was $2.1 million for the three months ended July 2, 2022 compared to $1.8 million for the three months ended July 3, 2021. Cash provided by financing in each period was primarily a result of increased borrowings under floor plan financing agreements.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2022 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2022 Annual Report.

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
•
the COVID-19 pandemic, which has had, and could continue to have, significant adverse effects on us; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2022 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2022 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since April 2, 2022.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at July 2, 2022. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2022.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and other matters. For additional information on legal proceedings, see Note 12 “Commitments, Contingencies and Legal Proceedings – Legal Proceedings,” to the condensed consolidated financial statements included in this Report.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	August 3, 2022
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	August 3, 2022
Laurie Hough	(Principal Financial Officer)