Form 10-Q
period 2022-10-01
Skyline Champion Corp
filed 2022-11-02
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

Number of shares of common stock outstanding as of October 26, 2022: 56,924,528

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	October 1, 2022	April 2, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$677,004	$435,413
Trade accounts receivable, net	82,662	90,536
Inventories, net	240,451	241,334
Other current assets	26,220	14,977
Total current assets	1,026,337	782,260
Long-term assets:
Property, plant, and equipment, net	156,971	132,985
Goodwill	196,574	191,970
Amortizable intangible assets, net	51,262	51,283
Deferred tax assets	14,696	17,750
Other noncurrent assets	61,778	58,371
Total assets	$1,507,618	$1,234,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$38,487	$35,460
Accounts payable	70,981	92,159
Other current liabilities	253,103	222,493
Total current liabilities	362,571	350,112
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	5,424	5,124
Other liabilities	41,450	41,840
Total long-term liabilities	59,304	59,394

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,925 and 56,838 shares issued as of October 1, 2022 and April 2, 2022, respectively	1,580	1,573
Additional paid-in capital	511,250	502,846
Retained earnings	587,720	327,902
Accumulated other comprehensive loss	(14,807)	(7,208)
Total stockholders’ equity	1,085,743	825,113
Total liabilities and stockholders’ equity	$1,507,618	$1,234,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$806,825	$524,225	$1,532,706	$1,034,422
Cost of sales	532,719	394,898	1,029,265	793,565
Gross profit	274,106	129,327	503,441	240,857
Selling, general, and administrative expenses	83,915	61,340	156,197	115,363
Operating income	190,191	67,987	347,244	125,494
Interest (income) expense, net	(1,974)	845	(1,884)	1,494
Other expense (income)	—	11	(634)	(43)
Income before income taxes	192,165	67,131	349,762	124,043
Income tax expense	48,073	16,408	88,519	30,419
Net income	$144,092	$50,723	$261,243	$93,624
Net income per share:
Basic	$2.53	$0.89	$4.59	$1.65
Diluted	$2.51	$0.89	$4.55	$1.64

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$144,092	$50,723	$261,243	$93,624
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,295)	(1,520)	(7,599)	(642)
Total comprehensive income	$138,797	$49,203	$253,644	$92,982

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities
Net income	$261,243	$93,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,836	6,521
Amortization of intangible assets	4,721	3,762
Amortization of deferred financing fees	175	509
Equity-based compensation	7,753	4,213
Deferred taxes	3,318	6,421
(Gain) loss on disposal of property, plant, and equipment	(85)	686
Foreign currency transaction loss	974	35
Change in assets and liabilities:
Accounts receivable	7,633	(15,351)
Inventories	11,540	(14,138)
Prepaids and other assets	(14,489)	(17,934)
Accounts payable	(21,000)	407
Accrued expenses and other liabilities	8,947	20,132
Net cash provided by operating activities	278,566	88,887
Cash flows from investing activities
Additions to property, plant, and equipment	(25,613)	(15,105)
Acquisitions, net of cash acquired	(6,810)	(207)
Proceeds from disposal of property, plant, and equipment	132	66
Net cash used in investing activities	(32,291)	(15,246)
Cash flows from financing activities
Changes in floor plan financing, net	3,027	5,107
Payments on deferred financing fees	—	(1,130)
Payments on revolving debt facility	—	(26,900)
Stock option exercises	596	377
Tax payments for equity-based compensation	(1,363)	(3,007)
Net cash provided by (used in) financing activities	2,260	(25,553)
Effect of exchange rate changes on cash and cash equivalents	(6,944)	(411)
Net increase in cash and cash equivalents	241,591	47,677
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$677,004	$310,258

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	56,848	$1,573	$506,815	$444,702	$(9,512)	$943,578
Net income	—	—	—	144,092	—	144,092
Equity-based compensation	—	—	3,793	—	—	3,793
Net common stock issued under equity-based compensation plans	77	7	642	(1,074)	—	(425)
Foreign currency translation adjustments	—	—	—	—	(5,295)	(5,295)
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743

	Six months ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	261,243	—	261,243
Equity-based compensation	—	—	7,753	—	—	7,753
Net common stock issued under equity-based compensation plans	87	7	651	(1,425)	—	(767)
Foreign currency translation adjustments	—	—	—	—	(7,599)	(7,599)
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743

	Three months ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	56,699	$1,571	$493,191	$124,467	$(6,646)	$612,583
Net income	—	—	—	50,723	—	50,723
Equity-based compensation	—	—	2,772	—	—	2,772
Net common stock issued under equity-based compensation plans	97	1	96	(1,677)	—	(1,580)
Foreign currency translation adjustments	—	—	—	—	(1,520)	(1,520)
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978

	Six months ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	93,624	—	93,624
Equity-based compensation	—	—	4,213	—	—	4,213
Net common stock issued under equity-based compensation plans	156	3	178	(3,009)	—	(2,828)
Foreign currency translation adjustments	—	—	—	—	(642)	(642)
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail and transportation activities. At October 1, 2022, the Company operated 37 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. In addition to its core home building business, the Company provides construction services to install and set-up factory-built homes. The Company’s retail operations consist of 31 sales centers that sell manufactured houses to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2023,” will end on April 1, 2023 and will include 52 weeks. References to “fiscal 2022” refer to the Company’s fiscal year ended April 2, 2022. The three and six months ended October 1, 2022 and October 2, 2021 included 13 and 26 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.6 million and $1.7 million at October 1, 2022 and April 2, 2022, respectively. At both October 1, 2022 and April 2, 2022, other notes receivable are reflected net of reserves of $0.4 million.

In May 2022, the Company acquired certain operating assets from Manis Custom Builders, Inc. ("Manis"). In July 2022, the Company acquired 12 retail sales centers from Alta Cima Corporation. The purchase price and net assets acquired for both transactions were not material to the accompanying condensed consolidated financial statements.

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	October 1, 2022	April 2, 2022
Raw materials	$123,921	$141,238
Work in process	27,755	26,523
Finished goods and other	88,775	73,573
Total inventories, net	$240,451	$241,334

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At October 1, 2022 and April 2, 2022, reserves for obsolete inventory were $6.5 million and $4.8 million, respectively.

3. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended October 1, 2022 and October 2, 2021 was $4.2 million and $3.3 million, respectively. Depreciation expense for the six months ended October 1, 2022 and October 2, 2021 was $7.8 million and $6.5 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	October 1, 2022	April 2, 2022
Land and improvements	$41,308	$39,815
Buildings and improvements	113,798	104,085
Machinery and equipment	77,399	69,518
Construction in progress	21,677	10,280
Property, plant, and equipment, at cost	254,182	223,698
Less: accumulated depreciation	(97,211)	(90,713)
Property, plant, and equipment, net	$156,971	$132,985

4. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At October 1, 2022 and April 2, 2022, the Company had goodwill of $196.6 million and $192.0 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	October 1, 2022			April 2, 2022
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$65,949	$21,470	$87,419	$61,986	$21,419	$83,405
Accumulated amortization	(27,071)	(9,086)	(36,157)	(23,819)	(8,303)	$(32,122)
Amortizable intangibles, net	$38,878	$12,384	$51,262	$38,167	$13,116	$51,283

During the three months ended October 1, 2022 and October 2, 2021, amortization of intangible assets was $2.8 million and $1.9 million, respectively. During the six months ended October 1, 2022 and October 2, 2021, amortization of intangible assets was $4.7 million and $3.8 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. At October 1, 2022 and April 2, 2022, the Company had capitalized cloud computing costs of $24.8 million and $20.5 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for the three and six months ended October 1, 2022 was $0.2 million and $0.4 million, respectively. There was no amortization of capitalized cloud computing costs during the three and six months ended October 2, 2021.

5. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	October 1, 2022	April 2, 2022
Customer deposits	$84,481	$67,396
Accrued volume rebates	30,096	23,505
Accrued warranty obligations	28,729	25,806
Accrued compensation and payroll taxes	50,384	64,888
Accrued insurance	18,069	13,569
Accrued income taxes	20,407	6,959
Other	20,937	20,370
Total other current liabilities	$253,103	$222,493

6. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Balance at beginning of period	$33,155	$31,079	$32,832	$30,469
Warranty expense	15,839	10,880	27,760	21,184
Cash warranty payments	(13,239)	(10,104)	(24,837)	(19,798)
Balance at end of period	35,755	31,855	35,755	31,855
Less: noncurrent portion in other long-term liabilities	(7,026)	(6,436)	(7,026)	(6,436)
Total current portion	$28,729	$25,419	$28,729	$25,419

7. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	October 1, 2022	April 2, 2022
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$12,430	$12,430

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of the London Inter-Bank Offered Rate ("LIBOR") or the Secured Overnight Financing Rate plus the benchmark replacement adjustment ("Replacement Rate") plus 1.875% and Alternative Base Rate ("ABR") plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR or the Replacement Rate plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. There were no outstanding borrowings under the revolving credit facility at October 1, 2022 and April, 2, 2022, respectively. At October 1, 2022 the interest rate under the Amended Credit Agreement was 4.28% and letters of credit issued under the Amended Credit Agreement totaled $32.1 million. Available borrowing capacity under the Amended Credit Agreement as of October 1, 2022 was $167.9 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at October 1, 2022, including related costs and fees, was 4.17%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of October 1, 2022.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At October 1, 2022 and April 2, 2022, the Company had outstanding borrowings on floor plan financing agreements of $38.5 million and $35.5 million, respectively. Total credit line capacity provided under the agreements was $67.0 million as of October 1, 2022. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

8. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended October 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$754,148	$39,198	$—	$793,346
Commercial	89	—	—	89
Transportation	—	—	13,390	13,390
Total	$754,237	$39,198	$13,390	$806,825

	Six months ended October 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,414,959	$84,260	$—	$1,499,219
Commercial	359	—	—	359
Transportation	—	—	33,128	33,128
Total	$1,415,318	$84,260	$33,128	$1,532,706

	Three months ended October 2, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$469,127	$38,501	$—	$507,628
Commercial	2,572	—	—	2,572
Transportation	—	—	14,025	14,025
Total	$471,699	$38,501	$14,025	$524,225

	Six months ended October 2, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$925,018	$76,332	$—	$1,001,350
Commercial	4,001	—	—	4,001
Transportation	—	—	29,071	29,071
Total	$929,019	$76,332	$29,071	$1,034,422

9. Income Taxes

For the three months ended October 1, 2022 and October 2, 2021, the Company recorded $48.1 million and $16.4 million of income tax expense and had an effective tax rate of 25.0% and 24.4%, respectively. For the six months ended October 1, 2022 and October 2, 2021, the Company recorded $88.5 million and $30.4 million of income tax expense and had an effective tax rate of 25.3% and 24.5%, respectively.

The Company’s effective tax rate for the three and six months ended October 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three and six months ended October 2, 2021 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions and tax benefits from vested equity compensation.

At October 1, 2022, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next 12 months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income attributable to the Company's common shareholders	$144,092	$50,723	$261,243	$93,624
Denominator:
Basic weighted-average shares outstanding	56,956	56,808	56,933	56,757
Dilutive securities	450	400	431	455
Diluted weighted-average shares outstanding	57,406	57,208	57,364	57,212

Basic net income per share	$2.53	$0.89	$4.59	$1.65
Diluted net income per share	$2.51	$0.89	$4.55	$1.64

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales:
U.S. Factory-built Housing	$754,237	$471,699	$1,415,318	$929,019
Canadian Factory-built Housing	39,198	38,501	84,260	76,332
Corporate/Other	13,390	14,025	33,128	29,071
Consolidated net sales	$806,825	$524,225	$1,532,706	$1,034,422
Operating income:
U.S. Factory-built Housing EBITDA	$199,284	$78,075	$360,849	$141,092
Canadian Factory-built Housing EBITDA	10,141	6,390	21,468	12,056
Corporate/Other EBITDA	(12,293)	(11,351)	(21,882)	(17,328)
Other expense (income)	—	11	(634)	(43)
Depreciation	(4,166)	(3,264)	(7,836)	(6,521)
Amortization	(2,775)	(1,874)	(4,721)	(3,762)
Consolidated operating income	$190,191	$67,987	$347,244	$125,494
Depreciation:
U.S. Factory-built Housing	$3,505	$2,619	$6,542	$5,229
Canadian Factory-built Housing	345	273	626	558
Corporate/Other	316	372	668	734
Consolidated depreciation	$4,166	$3,264	$7,836	$6,521
Amortization of U.S. Factory-built Housing intangible assets:	$2,775	$1,874	$4,721	$3,762
Capital expenditures:
U.S. Factory-built Housing	$14,778	$5,269	$23,711	$12,527
Canadian Factory-built Housing	1,068	236	1,429	341
Corporate/Other	332	379	473	2,237
Consolidated capital expenditures	$16,178	$5,884	$25,613	$15,105

(Dollars in thousands)			October 1, 2022	April 2, 2022
Total Assets:
U.S. Factory-built Housing (1)			$724,859	$695,500
Canadian Factory-built Housing (1)			115,188	107,459
Corporate/Other (1)			667,571	431,660
Consolidated total assets			$1,507,618	$1,234,619

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

12. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $2.6 million and $2.3 million at October 1, 2022 and April 2, 2022, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of October 1, 2022 was estimated to be $395.6 million. Losses incurred on homes repurchased were not significant during the three and six months ended October 1, 2022 or October 2, 2021.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At October 1, 2022, the Company was contingently obligated for $32.1 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $19.2 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $30.4 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

The Company has received claims for damage related to water intrusion in homes built in one of its manufacturing facilities. The Company is investigating the cause of the damage and assessing its responsibility to remediate. While it is reasonably possible that the Company will receive future claims that could result in additional costs to repair that could be significant in the aggregate, the Company is unable to estimate the number of such claims or the amount or range of any potential losses associated with such claims at this time.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including company-owned retail locations, transportation logistics services, and construction services to install and set-up factory-built homes. The Company markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 37 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 31 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executing measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. The Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more wholistic solutions to homebuyers.

In July 2022, the Company acquired 12 retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. On February 28, 2021, the Company acquired ScotBilt Homes, LLC and related companies (collectively, "Scotbilt"), which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s prior manufacturing footprint in the attractive mid-south region.

The Company is also focused on increasing its U.S. manufacturing capacity through various plant start-ups. In June 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase its production capabilities in the Texas market. The Company completed the certification process and began production at one of those facilities during the fourth quarter of fiscal 2022. In January 2021, the Company acquired two idle facilities in Pembroke, North Carolina, and is currently renovating one of those facilities for expected production in late fiscal 2023. The Company is also in the process of opening a previously idled facility in Bartow, Florida and is expecting production to begin in fiscal 2024.

The Company's acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s homebuilding presence in the U.S. as well as improving the results of operations. These acquisitions and investments are included in the Company's consolidated results for periods subsequent to their respective acquisition dates.

Industry and Company Outlook

Since July 2020, the U.S. and Canadian housing industry demand has generally been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has driven demand for new homes in those markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the U.S., including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time homebuyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of accessory dwelling units ("ADUs") and urban-to-rural migration as customers accommodate working-from-home patterns, as well as people seeking rent-to-own single-family options.

Recent increases in interest rates in response to inflation began to impact the demand for the Company's products in both the U.S. and Canada in the second quarter of fiscal 2023. Incoming orders from our customers decreased compared to the same quarter last year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory based on rising interest rates. The Company's backlog was $0.8 billion as of October 1, 2022 compared to $1.4 billion as of October 2, 2021. The decrease in backlog is due to the year-over-year decrease in net orders and the increase in production volumes during the second quarter fiscal 2023 compared to the same quarter last year. Cancellation of end-consumer orders, at the retail level, have been minimal.

The robust demand for housing in 2021 and the first half of 2022 resulted in significant increases in certain raw material and labor costs. Although we have seen recent improvements in the raw material supply chain, we continue to experience intermittent disruption and higher freight costs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to monitor our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers.

For the six months ended October 1, 2022, approximately 86% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institue, HUD-code industry home shipments were 30,130 and 26,085 units during the three months ended August 31, 2022 and 2021, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.5% and 19.0%, for the three months ended August 31, 2022 and 2021, respectively. Annual HUD-code industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

UNAUDITED INCOME STATEMENTS FOR THE SECOND QUARTER OF FISCAL 2023 VS. 2022

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021
Results of Operations Data:
Net sales	$806,825	$524,225
Cost of sales	532,719	394,898
Gross profit	274,106	129,327
Selling, general, and administrative expenses	83,915	61,340
Operating income	190,191	67,987
Interest (income) expense, net	(1,974)	845
Other expense	—	11
Income before income taxes	192,165	67,131
Income tax expense	48,073	16,408
Net income	$144,092	$50,723

Reconciliation of Adjusted EBITDA:
Net income	$144,092	$50,723
Income tax expense	48,073	16,408
Interest (income) expense, net	(1,974)	845
Depreciation and amortization	6,941	5,138
Adjusted EBITDA	$197,132	$73,114
As a percent of net sales:
Gross profit	34.0%	24.7%
Selling, general, and administrative expenses	10.4%	11.7%
Operating income	23.6%	13.0%
Net income	17.9%	9.7%
Adjusted EBITDA	24.4%	13.9%

NET SALES

The following table summarizes net sales for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$806,825	$524,225	$282,600	53.9%
U.S. manufacturing and retail net sales	$754,237	$471,699	$282,538	59.9%
U.S. homes sold	7,274	5,902	1,372	23.2%
U.S. manufacturing and retail average home selling price	$103.7	$79.9	$23.8	29.8%
Canadian manufacturing net sales	$39,198	$38,501	$697	1.8%
Canadian homes sold	303	358	(55)	(15.4%)
Canadian manufacturing average home selling price	$129.4	$107.5	$21.9	20.4%
Corporate/Other net sales	$13,390	$14,025	$(635)	(4.5%)
U.S. manufacturing facilities in operation at end of period	37	35
U.S. retail sales centers in operation at end of period	31	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended October 1, 2022 were $806.8 million, an increase of $282.6 million, or 53.9%, over the three months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $282.5 million, or 59.9%, for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase was primarily due to an increase in the number of homes sold during the three months ended October 1, 2022 of 23.2%, as well as an increase in the average home selling price of 29.8%. The increase in the number of homes sold was a result of additional capacity from recent acquisitions and expansions, Federal Emergency Management Agency ("FEMA") Disaster Relief housing sales of $117.8 million during the quarter, and increased production output from our existing facilities. The average selling price increase was due, in part, to the impact of sales to FEMA as well as pricing actions enacted on our core products in response to rising material, freight, and labor costs. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. Generally, we have been able to pass the increase in input costs to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $0.7 million, or 1.8% for the three months ended October 1, 2022 compared to the same period in the prior fiscal year, primarily due to a 20.4% increase in average home selling price, partially offset by a 15.4% decrease in homes sold. The increase in average selling price was due to pricing actions enacted in response to rising material and labor costs. The decrease in homes sold is due to slowing housing demand in certain regions of Canada and a shift in mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.5 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended October 1, 2022, as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended October 1, 2022, net sales decreased $0.6 million, or 4.5%, primarily attributable to the decrease in RV shipment revenue.

GROSS PROFIT

The following table summarizes gross profit for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$256,744	$116,604	$140,140	120.2%
Canadian Factory-built Housing	13,170	8,868	4,302	48.5%
Corporate/Other	4,192	3,855	337	8.7%
Total gross profit	$274,106	$129,327	$144,779	111.9%
Gross profit as a percent of net sales	34.0%	24.7%

Gross profit as a percent of sales during the three months ended October 1, 2022 was 34.0% compared to 24.7% during the three months ended October 2, 2021. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $140.1 million, or 120.2%, during the three months ended October 1, 2022 compared to the same period in the prior fiscal year. Gross profit was 34.0% as a percent of segment net sales for the three months ended October 1, 2022 compared to 24.7% in the same period of the prior fiscal year. The increase in gross profit was due to a combination of higher volumes and higher average selling prices for our products as well as lower forest product costs compared to the same period last year. Sales to FEMA during the second quarter of fiscal 2023 also helped improve margins since these sales are generally at higher prices than our core product which helps offset the disruption to our operations and our customers.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $4.3 million, or 48.5% during the three months ended October 1, 2022 compared to the same period in the prior fiscal year. Gross profit as a percent of net sales was 33.6% for the three months ended October 1, 2022, compared to 23.0% in the same period of the prior year. The increase in gross profit is primarily due to higher average selling prices for our products and lower costs for forest products compared to the second quarter of fiscal 2022.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.3 million, or 8.7%, during the three months ended October 1, 2022 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 31.3% from 27.5% as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$63,741	$43,014	$20,727	48.2%
Canadian Factory-built Housing	3,373	2,751	622	22.6%
Corporate/Other	16,801	15,575	1,226	7.9%
Total selling, general, and administrative expenses	$83,915	$61,340	$22,575	36.8%
Selling, general, and administrative expense as a percent of net sales	10.4%	11.7%

Selling, general, and administrative expenses were $83.9 million for the three months ended October 1, 2022, an increase of $22.6 million, or 36.8%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $20.7 million, or 48.2%, during the three months ended October 1, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 8.5% for the three months ended October 1, 2022 compared to 9.1% during the comparable period of the prior fiscal year primarily due to higher revenue and increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from higher sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, higher wages and related expenses from headcount increases in response to increased production levels, and from added selling and administrative costs for our business expansions.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.6 million, or 22.6%, for the three months ended October 1, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 8.6% for the three months ended October 1, 2022 compared to 7.1% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses is primarily due to higher incentive compensation related to the increase in segment profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $1.2 million, or 7.9%, during the three months ended October 1, 2022 as compared to the same period of the prior fiscal year due to increase in equity and variable compensation and foreign currency transaction losses.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Interest expense	$992	$993	$(1)	(0.1%)
Less: interest income	(2,966)	(148)	(2,818)	1,904.1%
Interest (income) expense, net	$(1,974)	$845	$(2,819)	(333.6%)
Average outstanding floor plan payable	$37,086	$29,300
Average outstanding long-term debt	$12,430	$12,430

Interest, net was $2.0 million of income for the three months ended October 1, 2022, compared to $0.8 million of expense in the same period of the prior fiscal year. The change was primarily due to higher interest income during the second quarter of fiscal 2023 compared to the prior year. Higher interest rates and higher invested cash balances versus the comparable period were the primary drivers of the increase in interest income.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Income tax expense	$48,073	$16,408	$31,665	193.0%
Effective tax rate	25.0%	24.4%

Income tax expense for the three months ended October 1, 2022 was $48.1 million, representing an effective tax rate of 25.0%, compared to income tax expense of $16.4 million, representing an effective tax rate of 24.4%, for the three months ended October 2, 2021.

The Company’s effective tax rate for the three months ended October 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended October 2, 2021 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended October 1, 2022 and October 2, 2021:

	Three months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Net income	$144,092	$50,723	$93,369	184.1%
Income tax expense	48,073	16,408	31,665	193.0%
Interest (income) expense, net	(1,974)	845	(2,819)	*
Depreciation and amortization	6,941	5,138	1,803	35.1%
Adjusted EBITDA	$197,132	$73,114	$124,018	169.6%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended October 1, 2022 was $197.1 million, an increase of $124.0 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume, average selling prices and gross margins, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2023 VS. 2022

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021
Results of Operations Data:
Net sales	$1,532,706	$1,034,422
Cost of sales	1,029,265	793,565
Gross profit	503,441	240,857
Selling, general, and administrative expenses	156,197	115,363
Operating income	347,244	125,494
Interest (income) expense, net	(1,884)	1,494
Other income	(634)	(43)
Income before income taxes	349,762	124,043
Income tax expense	88,519	30,419
Net income	$261,243	$93,624

Reconciliation of Adjusted EBITDA:
Net income	$261,243	$93,624
Income tax expense	88,519	30,419
Interest (income) expense, net	(1,884)	1,494
Depreciation and amortization	12,557	10,283
Transaction costs	338	—
Other	(973)	—
Adjusted EBITDA	$359,800	$135,820
As a percent of net sales:
Gross profit	32.8%	23.3%
Selling, general, and administrative expenses	10.2%	11.2%
Operating income	22.7%	12.1%
Net income	17.0%	9.1%
Adjusted EBITDA	23.5%	13.1%

NET SALES

The following table summarizes net sales for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$1,532,706	$1,034,422	$498,284	48.2%
U.S. manufacturing and retail net sales	$1,415,318	$929,019	$486,299	52.3%
U.S. homes sold	14,087	12,274	1,813	14.8%
U.S. manufacturing and retail average home selling price	$100.5	$75.7	$24.8	32.8%
Canadian manufacturing net sales	$84,260	$76,332	$7,928	10.4%
Canadian homes sold	655	743	(88)	(11.8%)
Canadian manufacturing average home selling price	$128.6	$102.7	$25.9	25.2%
Corporate/Other net sales	$33,128	$29,071	$4,057	14.0%
U.S. manufacturing facilities in operation at end of period	37	35
U.S. retail sales centers in operation at end of period	31	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the six months ended October 1, 2022 were $1,532.7 million, an increase of $498.3 million, or 48.2%, over the six months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $486.3 million, or 52.3%, for the six months ended October 1, 2022 compared to the six months ended October 2, 2021. The increase was primarily due to a 14.8% increase in the number of homes sold during the period, as well as a 32.8% increase in the average home selling price. The increase in the number of homes sold was a result of utilizing additional capacity from recent acquisitions and expansions, FEMA Disaster Relief housing sales of $200.3 million and increased production output from our existing facilities. The average selling price increase was due, in part, to the impact of sales to FEMA as well as to pricing actions on our core products taken in response to rising material, freight, and labor costs. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $7.9 million, or 10.4% for the six months ended October 1, 2022 compared to the same period in the prior fiscal year, primarily due to a 25.2% increase in average home selling price, partially offset by an 11.8% decrease in homes sold. The increase in average selling price was due to pricing actions taken in response to rising material and labor costs and a change in product mix. The decrease in homes sold is due to slowing demand in certain regions of Canada and a shift in mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $2.9 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the first half of fiscal 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended October 1, 2022, net sales increased $4.1 million, or 14.0%, primarily attributable to an increase in shipments and an increase in average revenue per mile shipped.

GROSS PROFIT

The following table summarizes gross profit for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$466,381	$215,815	$250,566	116.1%
Canadian Factory-built Housing	27,965	17,193	10,772	62.7%
Corporate/Other	9,095	7,849	1,246	15.9%
Total gross profit	$503,441	$240,857	$262,584	109.0%
Gross profit as a percent of net sales	32.8%	23.3%

Gross profit as a percent of sales during the six months ended October 1, 2022 was 32.8% compared to 23.3% during the six months ended October 2, 2021. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $250.6 million, or 116.1%, during the six months ended October 1, 2022 compared to the same period in the prior fiscal year. Gross profit was 33.0% as a percent of segment net sales for the six months ended October 1, 2022 compared to 23.2% in the same period of the prior fiscal year. The increase in gross profit was due to a combination of higher volumes and sales prices for our products and as well as lower forest-product costs compared to the same period in the prior year. In addition, sales to FEMA during the first half of fiscal 2023 increased margins since these sales are generally at higher prices than our core products, which helps offset the disruption to our operations and our customers.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $10.8 million, or 62.7% during the six months ended October 1, 2022 compared to the same period in the prior fiscal year. Gross profit as a percent of net sales was 33.2% for the six months ended October 1, 2022, compared to 22.5% in the same period of the prior year. The prices of our products increased in response to rising material and labor costs, however, certain input costs, primarily forest products, declined during the period.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.2 million, or 15.9%, during the six months ended October 1, 2022 compared to the same period of the prior fiscal year, primarily due to increased net sales in the Company’s transportation operations. Gross profit increased as a percent of segment net sales to 27.5% from 27.0% due to revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$116,795	$83,769	$33,026	39.4%
Canadian Factory-built Housing	7,122	5,696	1,426	25.0%
Corporate/Other	32,280	25,898	6,382	24.6%
Total selling, general, and administrative expenses	$156,197	$115,363	$40,834	35.4%
Selling, general, and administrative expense as a percent of net sales	10.2%	11.2%

Selling, general, and administrative expenses were $156.2 million for the six months ended October 1, 2022, an increase of $40.8 million, or 35.4%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $33.0 million, or 39.4%, during the six months ended October 1, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 8.3% for the six months ended October 1, 2022 compared to 9.0% during the comparable period of the prior fiscal year primarily due to higher revenue and increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from higher sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, and higher wage and related expenses from headcount increases in response to increased production levels, and from added selling and administrative costs for our business expansions.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $1.4 million, or 25.0%, for the six months ended October 1, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 8.5% for the six months ended October 1, 2022 compared to 7.5% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses is due to higher incentive compensation related to the increase in segment profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $6.4 million, or 24.6%, during the six months ended October 1, 2022 as compared to the same period of the prior fiscal year due to increases in equity compensation, investments made to enhance our online customer experience and supporting systems, and foreign currency transaction losses.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Interest expense	$1,895	$1,801	$94	5.2%
Less: interest income	(3,779)	(307)	(3,472)	1,130.9%
Interest (income) expense, net	$(1,884)	$1,494	$(3,378)	(226.1%)
Average outstanding floor plan payable	$37,522	$28,946
Average outstanding long-term debt	$12,430	$25,882

Interest, net was $1.9 million of income for the six months ended October 1, 2022, compared to $1.5 million of expense in the same period of the prior fiscal year. The change was primarily due to higher interest income during the first half of fiscal 2023 compared to the first half of the prior year. The increase in interest rates on a higher average invested cash balance over the comparable period caused an increase in interest income.

OTHER INCOME

The following table summarizes other income for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Other income	$(634)	$(43)	$(591)	1,374.4%

Other income increased $0.6 million during the six months ended October 1, 2022 as compared to the same period of the prior fiscal year. During the first quarter of fiscal 2023, the Company received insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Income tax expense	$88,519	$30,419	$58,100	191.0%
Effective tax rate	25.3%	24.5%

Income tax expense for the six months ended October 1, 2022 was $88.5 million, representing an effective tax rate of 25.3%, compared to income tax expense of $30.4 million, representing an effective tax rate of 24.5% for the six months ended October 2, 2021.

The Company’s effective tax rate for the six months ended October 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the six months ended October 2, 2021 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021	$ Change	% Change
Net income	$261,243	$93,624	$167,619	179.0%
Income tax expense	88,519	30,419	58,100	191.0%
Interest (income) expense, net	(1,884)	1,494	(3,378)	*
Depreciation and amortization	12,557	10,283	2,274	22.1%
Transaction costs	338	—	338	*
Other	(973)	—	(973)	*
Adjusted EBITDA	$359,800	$135,820	$223,980	164.9%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended October 1, 2022 was $359.8 million, an increase of $224.0 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume, average selling prices and gross margins, partially offset by higher SG&A expenses.

The Company defines Adjusted EBITDA as net income or loss plus, (a) the provision for income taxes, (b) interest income or expense, net, (c) depreciation and amortization, (d) gain or loss from discontinued operations, (e) restructuring charges and impairment of assets, and (f) other non-operating income and costs, including those for the acquisition and integration or disposition of businesses. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at October 1, 2022 totaled $0.8 billion compared to $1.4 billion at October 2, 2021. The decrease in backlog was primarily driven by higher production rates and lower net orders. Recent increases in interest rates in response to inflation began to impact the demand for the Company's products in both the U.S. and Canada in the second quarter of fiscal 2023. Incoming gross orders from our customers decreased compared to the same quarter last year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory based on rising interest rates. Cancellation of end-consumer orders, at that retail level, has been minimal.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended October 1, 2022 and October 2, 2021:

	Six months ended
(Dollars in thousands)	October 1, 2022	October 2, 2021
Net cash provided by (used in):
Operating activities	$278,566	$88,887
Investing activities	(32,291)	(15,246)
Financing activities	2,260	(25,553)
Effect of exchange rate changes on cash, cash equivalents	(6,944)	(411)
Net increase in cash and cash equivalents	241,591	47,677
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$677,004	$310,258

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At October 1, 2022, $167.9 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $278.6 million for the six months ended October 1, 2022 compared to $88.9 million for the six months ended October 2, 2021. Cash provided by operating activities increased due to higher net income and decreases in accounts receivable and inventory, partially offset by a reduction of accounts payable and accrued expenses.

Cash used in investing activities was $32.3 million for the six months ended October 1, 2022 compared to $15.2 million for the six months ended October 2, 2021. The increase in cash used for investing activities was related to net cash paid for acquisitions and higher capital expenditures to support plant expansion and ongoing maintenance.

Cash provided by financing activities was $2.3 million for the six months ended October 1, 2022 compared to cash used in financing activities of $25.6 million for the six months ended October 2, 2021. The Company repaid $26.9 million on the revolving credit facility in the prior period.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at October 1, 2022. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2022.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	November 2, 2022
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	November 2, 2022
Laurie Hough	(Principal Financial Officer)