Form 10-Q
period 2022-12-31
Skyline Champion Corp
filed 2023-02-07
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Number of shares of common stock outstanding as of January 26, 2023: 57,046,775

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 31, 2022	April 2, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$712,448	$435,413
Trade accounts receivable, net	47,515	90,536
Inventories, net	220,941	241,334
Other current assets	24,302	14,977
Total current assets	1,005,206	782,260
Long-term assets:
Property, plant, and equipment, net	165,857	132,985
Goodwill	196,574	191,970
Amortizable intangible assets, net	48,303	51,283
Deferred tax assets	14,733	17,750
Other noncurrent assets	81,014	58,371
Total assets	$1,511,687	$1,234,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$—	$35,460
Accounts payable	39,352	92,159
Other current liabilities	220,931	222,493
Total current liabilities	260,283	350,112
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	5,725	5,124
Other liabilities	59,807	41,840
Total long-term liabilities	77,962	59,394

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,925 and 56,838 shares issued as of December 31, 2022 and April 2, 2022, respectively	1,580	1,573
Additional paid-in capital	515,128	502,846
Retained earnings	670,533	327,902
Accumulated other comprehensive loss	(13,799)	(7,208)
Total stockholders’ equity	1,173,442	825,113
Total liabilities and stockholders’ equity	$1,511,687	$1,234,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net sales	$582,322	$534,690	$2,115,028	$1,569,112
Cost of sales	408,233	377,451	1,437,498	1,171,016
Gross profit	174,089	157,239	677,530	398,096
Selling, general, and administrative expenses	71,820	65,825	228,017	181,188
Operating income	102,269	91,414	449,513	216,908
Interest (income) expense, net	(5,409)	508	(7,293)	2,002
Other expense (income)	—	7	(634)	(36)
Income before income taxes	107,678	90,899	457,440	214,942
Income tax expense	24,865	23,277	113,384	53,696
Net income	$82,813	$67,622	$344,056	$161,246
Net income per share:
Basic	$1.45	$1.19	$6.04	$2.84
Diluted	$1.44	$1.18	$6.00	$2.81

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Nine months ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net income	$82,813	$67,622	$344,056	$161,246
Other comprehensive income (loss):
Foreign currency translation adjustments	1,008	(61)	(6,591)	(703)
Total comprehensive income	$83,821	$67,561	$337,465	$160,543

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine months ended
	December 31, 2022	January 1, 2022
Cash flows from operating activities
Net income	$344,056	$161,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,660	9,869
Amortization of intangible assets	7,681	5,664
Amortization of deferred financing fees	266	599
Equity-based compensation	11,631	6,134
Deferred taxes	3,581	5,942
(Gain) loss on disposal of property, plant, and equipment	(143)	696
Foreign currency transaction loss	844	55
Change in assets and liabilities:
Accounts receivable	42,847	11,419
Inventories	30,470	(19,133)
Prepaids and other assets	(9,895)	(22,954)
Accounts payable	(52,663)	(13,076)
Accrued expenses and other liabilities	(26,291)	17,945
Net cash provided by operating activities	364,044	164,406
Cash flows from investing activities
Additions to property, plant, and equipment	(38,177)	(22,784)
Acquisitions, net of cash acquired	(6,810)	(207)
Proceeds from disposal of property, plant, and equipment	224	70
Net cash used in investing activities	(44,763)	(22,921)
Cash flows from financing activities
Changes in floor plan financing, net	(35,460)	8,583
Payments of deferred financing fees	—	(1,130)
Payments on revolving debt facility	—	(26,900)
Stock option exercises	596	1,099
Tax payments for equity-based compensation	(1,363)	(3,007)
Net cash used in financing activities	(36,227)	(21,355)
Effect of exchange rate changes on cash and cash equivalents	(6,019)	(578)
Net increase in cash and cash equivalents	277,035	119,552
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$712,448	$382,133

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743
Net income	—	—	—	82,813	—	82,813
Equity-based compensation	—	—	3,878	—	—	3,878
Foreign currency translation adjustments	—	—	—	—	1,008	1,008
Balance at December 31, 2022	56,925	$1,580	$515,128	$670,533	$(13,799)	$1,173,442

	Nine months ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	344,056	—	344,056
Equity-based compensation	—	—	11,631	—	—	11,631
Net common stock issued under equity-based compensation plans	87	7	651	(1,425)	—	(767)
Foreign currency translation adjustments	—	—	—	—	(6,591)	(6,591)
Balance at December 31, 2022	56,925	$1,580	$515,128	$670,533	$(13,799)	$1,173,442

	Three months ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2021	56,796	$1,572	$496,059	$173,513	$(8,166)	$662,978
Net income	—	—	—	67,622	—	67,622
Equity-based compensation	—	—	1,921	—	—	1,921
Net common stock issued under equity-based compensation plans	31	—	918	—	—	918
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Balance at January 1, 2022	56,827	$1,572	$498,898	$241,135	$(8,227)	$733,378

	Nine months ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	161,246	—	161,246
Equity-based compensation	—	—	6,134	—	—	6,134
Net common stock issued under equity-based compensation plans	187	3	1,096	(3,009)	—	(1,910)
Foreign currency translation adjustments	—	—	—	—	(703)	(703)
Balance at January 1, 2022	56,827	$1,572	$498,898	$241,135	$(8,227)	$733,378

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail and transportation activities. At December 31, 2022, the Company operated 37 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. In addition to its core home building business, the Company provides construction services to install and set-up factory-built homes. The Company’s retail operations consist of 31 sales centers that sell manufactured houses to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2023,” will end on April 1, 2023 and will include 52 weeks. References to “fiscal 2022” refer to the Company’s fiscal year ended April 2, 2022. The three and nine months ended December 31, 2022 and January 1, 2022 included 13 and 39 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $2.1 million and $1.7 million at December 31, 2022 and April 2, 2022, respectively. At both December 31, 2022 and April 2, 2022, other notes receivable are reflected net of reserves of $0.4 million.

In May 2022, the Company acquired certain operating assets from Manis Custom Builders, Inc. ("Manis"). In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation. The purchase price and net assets acquired for both transactions were not material to the accompanying condensed consolidated financial statements.

There were no accounting standards recently issued that are expected to have a material impact on the Company’s financial position or results of operations.

2. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 31, 2022	April 2, 2022
Raw materials	$113,518	$141,238
Work in process	26,420	26,523
Finished goods and other	81,003	73,573
Total inventories, net	$220,941	$241,334

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At December 31, 2022 and April 2, 2022, reserves for obsolete inventory were $7.0 million and $4.8 million, respectively.

3. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 31, 2022 and January 1, 2022 was $3.8 million and $3.3 million, respectively. Depreciation expense for the nine months ended December 31, 2022 and January 1, 2022 was $11.7 million and $9.9 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 31, 2022	April 2, 2022
Land and improvements	$41,526	$39,815
Buildings and improvements	115,464	104,085
Machinery and equipment	81,147	69,518
Construction in progress	28,704	10,280
Property, plant, and equipment, at cost	266,841	223,698
Less: accumulated depreciation	(100,984)	(90,713)
Property, plant, and equipment, net	$165,857	$132,985

4. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2022 and April 2, 2022, the Company had goodwill of $196.6 million and $192.0 million, respectively.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 31, 2022			April 2, 2022
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$66,010	$21,495	$87,505	$61,986	$21,419	$83,405
Accumulated amortization	(29,615)	(9,587)	(39,202)	(23,819)	(8,303)	(32,122)
Amortizable intangibles, net	$36,395	$11,908	$48,303	$38,167	$13,116	$51,283

During the three months ended December 31, 2022 and January 1, 2022, amortization of intangible assets was $3.0 million and $1.9 million, respectively. During the nine months ended December 31, 2022 and January 1, 2022, amortization of intangible assets was $7.7 million and $5.7 million, respectively.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed technology. At December 31, 2022 and April 2, 2022, the Company had capitalized cloud computing costs of $24.9 million and $20.5 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for the three and nine months ended December 31, 2022 was $0.2 million and $0.6 million, respectively. There was no amortization of capitalized cloud computing costs during the three and nine months ended January 1, 2022.

5. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 31, 2022	April 2, 2022
Customer deposits	$67,100	$67,396
Accrued volume rebates	29,368	23,505
Accrued warranty obligations	29,112	25,806
Accrued compensation and payroll taxes	38,041	64,888
Accrued insurance	19,204	13,569
Accrued income taxes	15,134	6,959
Other	22,972	20,370
Total other current liabilities	$220,931	$222,493

6. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance at beginning of period	$35,755	$31,855	$32,832	$30,469
Warranty expense	12,958	9,146	40,718	30,330
Cash warranty payments	(12,575)	(10,057)	(37,412)	(29,855)
Balance at end of period	36,138	30,944	36,138	30,944
Less: noncurrent portion in other long-term liabilities	(7,026)	(6,436)	(7,026)	(6,436)
Total current portion	$29,112	$24,508	$29,112	$24,508

7. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 31, 2022	April 2, 2022
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$12,430	$12,430

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The interest rate on borrowings under the Amended Credit Agreement adjusts based on the consolidated total net leverage of the Company from a high of the London Inter-Bank Offered Rate ("LIBOR") or the Secured Overnight Financing Rate plus the benchmark replacement adjustment ("Replacement Rate") plus 1.875% and Alternative Base Rate ("ABR") plus 0.875%, at the election of the Company, when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of LIBOR or the Replacement Rate plus 1.125% and ABR plus 0.125% when the consolidated total net leverage is below 0.50:1.00. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% (depending on the consolidated total net leverage ratio) in respect of unused commitments under the Amended Credit Agreement. There were no outstanding borrowings under the revolving credit facility at December 31, 2022 and April, 2, 2022, respectively. At December 31, 2022 the interest rate under the Amended Credit Agreement was 5.60% and letters of credit issued under the Amended Credit Agreement totaled $32.1 million. Available borrowing capacity under the Amended Credit Agreement as of December 31, 2022 was $167.9 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 31, 2022, including related costs and fees, was 5.25%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of December 31, 2022.

Floor Plan Payable

The Company’s retail operations historically utilized floor plan financing to fund the purchase of manufactured homes for display or resale. During the third quarter of fiscal 2023, the Company repaid all of its outstanding floor plan borrowings. At April 2, 2022, the Company had outstanding borrowings on floor plan financing of $35.5 million. Total credit line capacity provided under the agreements was $70.0 million as of December 31, 2022. Under floor plan financing, borrowings are secured by the financed homes and are required to be repaid when the Company sells the home to a customer.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

8. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended December 31, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$541,838	$31,342	$—	$573,180
Commercial	—	—	—	—
Transportation	—	—	9,142	9,142
Total	$541,838	$31,342	$9,142	$582,322

	Nine months ended December 31, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,956,797	$115,602	$—	$2,072,399
Commercial	359	—	—	359
Transportation	—	—	42,270	42,270
Total	$1,957,156	$115,602	$42,270	$2,115,028

	Three months ended January 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$478,838	$36,910	$—	$515,748
Commercial	5,481	—	—	5,481
Transportation	—	—	13,461	13,461
Total	$484,319	$36,910	$13,461	$534,690

	Nine months ended January 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,403,856	$113,242	$—	$1,517,098
Commercial	9,482	—	—	9,482
Transportation	—	—	42,532	42,532
Total	$1,413,338	$113,242	$42,532	$1,569,112

9. Income Taxes

For the three months ended December 31, 2022 and January 1, 2022, the Company recorded $24.9 million and $23.3 million of income tax expense and had an effective tax rate of 23.1% and 25.6%, respectively. For the nine months ended December 31, 2022 and January 1, 2022, the Company recorded $113.4 million and $53.7 million of income tax expense and had an effective tax rate of 24.8% and 25.0%, respectively.

The Company’s effective tax rate for the three and nine months ended December 31, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended January 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation.

At December 31, 2022, the Company had no unrecognized tax benefits. The Company does not anticipate any material changes to uncertain tax benefits in the next 12 months. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10. Earnings Per Share

Basic net income per share attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares, including the dilutive effect of stock awards as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Dollars and shares in thousands, except per share data)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Numerator:
Net income attributable to the Company's common shareholders	$82,813	$67,622	$344,056	$161,246
Denominator:
Basic weighted-average shares outstanding	56,971	56,847	56,946	56,787
Dilutive securities	406	491	444	498
Diluted weighted-average shares outstanding	57,377	57,338	57,390	57,285

Basic net income per share	$1.45	$1.19	$6.04	$2.84
Diluted net income per share	$1.44	$1.18	$6.00	$2.81

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net sales:
U.S. Factory-built Housing	$541,838	$484,319	$1,957,156	$1,413,338
Canadian Factory-built Housing	31,342	36,910	115,602	113,242
Corporate/Other	9,142	13,461	42,270	42,532
Consolidated net sales	$582,322	$534,690	$2,115,028	$1,569,112
Operating income:
U.S. Factory-built Housing EBITDA	$115,483	$98,724	$476,332	$239,816
Canadian Factory-built Housing EBITDA	5,893	7,571	27,361	19,627
Corporate/Other EBITDA	(12,323)	(9,638)	(34,205)	(26,966)
Other expense (income)	—	7	(634)	(36)
Depreciation	(3,824)	(3,348)	(11,660)	(9,869)
Amortization	(2,960)	(1,902)	(7,681)	(5,664)
Consolidated operating income	$102,269	$91,414	$449,513	$216,908
Depreciation:
U.S. Factory-built Housing	$3,245	$2,706	$9,787	$7,935
Canadian Factory-built Housing	277	279	903	837
Corporate/Other	302	363	970	1,097
Consolidated depreciation	$3,824	$3,348	$11,660	$9,869
Amortization of U.S. Factory-built Housing intangible assets:	$2,960	$1,902	$7,681	$5,664
Capital expenditures:
U.S. Factory-built Housing	$11,181	$6,799	$34,892	$19,070
Canadian Factory-built Housing	1,163	248	2,592	589
Corporate/Other	220	632	693	3,125
Consolidated capital expenditures	$12,564	$7,679	$38,177	$22,784

(Dollars in thousands)			December 31, 2022	April 2, 2022
Total Assets:
U.S. Factory-built Housing (1)			$702,432	$695,500
Canadian Factory-built Housing (1)			121,366	107,459
Corporate/Other (1)			687,889	431,660
Consolidated total assets			$1,511,687	$1,234,619

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

12. Commitments, Contingencies and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $2.6 million and $2.3 million at December 31, 2022 and April 2, 2022, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of December 31, 2022 was estimated to be $399.4 million. Losses incurred on homes repurchased were not significant during the three and nine months ended December 31, 2022 or January 1, 2022.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At December 31, 2022, the Company was contingently obligated for $32.1 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $19.2 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $30.8 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Acquisitions and Expansions

Over the last several years, demand for the Company’s products, primarily affordable housing in the U.S., has continued to improve. As a result, the Company has focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executing measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. The Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic solutions to homebuyers.

In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. On February 28, 2021, the Company acquired ScotBilt Homes, LLC and related companies (collectively, "Scotbilt"), which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s prior manufacturing footprint in the attractive mid-south region.

The Company is also focused on streamlining its U.S. manufacturing production capacity through various plant start-ups. In June 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase its production capabilities in the Texas market. The Company began production at one of those facilities during the fourth quarter of fiscal 2022. In January 2021, the Company acquired two idle facilities in Pembroke, North Carolina, and is currently certifying one of those facilities for production in the fourth quarter of fiscal 2023. The Company is also in the process of opening previously idled facilities in Bartow, Florida and Decatur, Indiana, both of which are expecting to begin production in fiscal 2024.

The Company's acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s homebuilding presence in the U.S. as well as improving the results of operations through streamlining production of similar product categories. These acquisitions and investments are included in the Company's consolidated results for periods subsequent to their respective acquisition dates.

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

Recent increases in interest rates in response to inflation have impacted the demand for the Company's products in both the U.S. and Canada. Incoming orders from our manufacturing customers decreased compared to the same quarter last year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory based on rising interest rates. The Company's backlog was $532.0 million as of December 31, 2022 compared to $1.5 billion as of January 1, 2022. The decrease in backlog is due to the year-over-year decrease in net orders and higher production volumes during fiscal 2023 compared to last year. Cancellation of end-consumer orders, at the retail level, have been minimal.

The robust demand for housing in 2021 and the first half of 2022 resulted in significant increases in certain raw material and labor costs. Although we have seen recent improvements in raw material costs and availability, we continue to experience intermittent disruption and higher freight costs. Finding and retaining qualified labor continues to be a challenge for our plants which requires us to monitor our compensation programs and adjust accordingly. We manage our business to anticipate or quickly react to these supply challenges and cost increases and generally are able to pass along increased costs to our customers.

For the nine months ended December 31, 2022, approximately 88% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 76,802 and 71,281 units during the eight months ended November 30, 2022 and 2021, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 20.9% and 19.4%, for the eight months ended November 30, 2022 and 2021, respectively. Annual HUD-code industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually.

UNAUDITED INCOME STATEMENTS FOR THE THIRD QUARTER OF FISCAL 2023 VS. 2022

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022
Results of Operations Data:
Net sales	$582,322	$534,690
Cost of sales	408,233	377,451
Gross profit	174,089	157,239
Selling, general, and administrative expenses	71,820	65,825
Operating income	102,269	91,414
Interest (income) expense, net	(5,409)	508
Other expense	—	7
Income before income taxes	107,678	90,899
Income tax expense	24,865	23,277
Net income	$82,813	$67,622

Reconciliation of Adjusted EBITDA:
Net income	$82,813	$67,622
Income tax expense	24,865	23,277
Interest (income) expense, net	(5,409)	508
Depreciation and amortization	6,784	5,250
Adjusted EBITDA	$109,053	$96,657
As a percent of net sales:
Gross profit	29.9%	29.4%
Selling, general, and administrative expenses	12.3%	12.3%
Operating income	17.6%	17.1%
Net income	14.2%	12.6%
Adjusted EBITDA	18.7%	18.1%

NET SALES

The following table summarizes net sales for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$582,322	$534,690	$47,632	8.9%
U.S. manufacturing and retail net sales	$541,838	$484,319	$57,519	11.9%
U.S. homes sold	5,749	5,832	(83)	(1.4%)
U.S. manufacturing and retail average home selling price	$94.2	$83.0	$11.2	13.5%
Canadian manufacturing net sales	$31,342	$36,910	$(5,568)	(15.1%)
Canadian homes sold	273	336	(63)	(18.8%)
Canadian manufacturing average home selling price	$114.8	$109.9	$4.9	4.5%
Corporate/Other net sales	$9,142	$13,461	$(4,319)	(32.1%)
U.S. manufacturing facilities in operation at end of period	37	35
U.S. retail sales centers in operation at end of period	31	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended December 31, 2022 were $582.3 million, an increase of $47.6 million, or 8.9%, compared to the three months ended January 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $57.5 million, or 11.9%, for the three months ended December 31, 2022 compared to the three months ended January 1, 2022. The increase was primarily due to an increase in average home selling price of 13.5%, partially offset by a decrease in homes sold of 1.4%. The decrease in the number of homes sold was a result of lower customer orders and production volume, partially offset by additional capacity from recent acquisitions and expansions. The average selling price increase was due to pricing actions previously enacted on our products in response to rising material, freight, and labor costs. Generally, we have been able to pass the increase in input costs to our customers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $5.6 million, or 15.1% for the three months ended December 31, 2022 compared to the same period in the prior fiscal year, primarily due to a 18.8% decrease in homes sold, partially offset by a 4.5% increase in average home selling price. The increase in average selling price was due to pricing actions previously enacted in response to rising material and labor costs. The decrease in homes sold is due to slowing housing demand in certain regions of Canada and a shift in mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $2.3 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended December 31, 2022, as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended December 31, 2022, net sales decreased $4.3 million, or 32.1%, primarily attributable to the decrease in home and recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$162,092	$143,333	$18,759	13.1%
Canadian Factory-built Housing	8,471	10,251	(1,780)	(17.4%)
Corporate/Other	3,526	3,655	(129)	(3.5%)
Total gross profit	$174,089	$157,239	$16,850	10.7%
Gross profit as a percent of net sales	29.9%	29.4%

Gross profit as a percent of sales during the three months ended December 31, 2022 was 29.9% compared to 29.4% during the three months ended January 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $18.8 million, or 13.1%, during the three months ended December 31, 2022 compared to the same period in the prior fiscal year. The increase in gross profit was due to higher average selling prices for our products, partially offset by higher material costs. Gross profit was 29.9% as a percent of segment net sales for the three months ended December 31, 2022 compared to 29.6% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment sales was due to higher profitability on retail sales aided by our acquisition of Factory Expo home centers in the second quarter of fiscal 2023.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.8 million, or 17.4% during the three months ended December 31, 2022 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes and increasing material costs. Gross profit as a percent of net sales was 27.0% for the three months ended December 31, 2022, compared to 27.8% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.1 million, or 3.5%, during the three months ended December 31, 2022 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 38.6% from 27.2% as a result of changes in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$52,813	$49,208	$3,605	7.3%
Canadian Factory-built Housing	2,857	2,958	(101)	(3.4%)
Corporate/Other	16,150	13,659	2,491	18.2%
Total selling, general, and administrative expenses	$71,820	$65,825	$5,995	9.1%
Selling, general, and administrative expense as a percent of net sales	12.3%	12.3%

Selling, general, and administrative expenses were $71.8 million for the three months ended December 31, 2022, an increase of $6.0 million, or 9.1%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $3.6 million, or 7.3%, during the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 9.7% for the three months ended December 31, 2022 compared to 10.2% during the comparable period of the prior fiscal year primarily due to higher revenue and increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from higher costs for our business expansions, partially offset by lower incentive compensation.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.1 million, or 3.4%, for the three months ended December 31, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 9.1% for the three months ended December 31, 2022 compared to 8.0% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses as a percentage of segment net sales is due to lower sales volumes.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $2.5 million, or 18.2%, during the three months ended December 31, 2022 as compared to the same period of the prior fiscal year due to increases in equity compensation and investments made to enhance our online customer experience and supporting systems.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Interest expense	$998	$701	$297	42.4%
Less: interest income	(6,407)	(193)	(6,214)	3,219.7%
Interest (income) expense, net	$(5,409)	$508	$(5,917)	(1,164.8%)
Average outstanding floor plan payable	$27,244	$32,942
Average outstanding long-term debt	$12,430	$12,430

Interest, net was $5.4 million of income for the three months ended December 31, 2022, compared to $0.5 million of expense in the same period of the prior fiscal year. The change was primarily due to higher interest income during the third quarter of fiscal 2023 compared to the prior year. Higher interest rates and higher invested cash balances versus the comparable period were the primary drivers of the increase in interest income.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Income tax expense	$24,865	$23,277	$1,588	6.8%
Effective tax rate	23.1%	25.6%

Income tax expense for the three months ended December 31, 2022 was $24.9 million, representing an effective tax rate of 23.1%, compared to income tax expense of $23.3 million, representing an effective tax rate of 25.6%, for the three months ended January 1, 2022.

The Company’s effective tax rate for the three months ended December 31, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended January 1, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 31, 2022 and January 1, 2022:

	Three months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Net income	$82,813	$67,622	$15,191	22.5%
Income tax expense	24,865	23,277	1,588	6.8%
Interest (income) expense, net	(5,409)	508	(5,917)	*
Depreciation and amortization	6,784	5,250	1,534	29.2%
Adjusted EBITDA	$109,053	$96,657	$12,396	12.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 31, 2022 was $109.1 million, an increase of $12.4 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume, average selling prices and gross margins, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST THREE QUARTERS OF FISCAL 2023 VS. 2022

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022
Results of Operations Data:
Net sales	$2,115,028	$1,569,112
Cost of sales	1,437,498	1,171,016
Gross profit	677,530	398,096
Selling, general, and administrative expenses	228,017	181,188
Operating income	449,513	216,908
Interest (income) expense, net	(7,293)	2,002
Other income	(634)	(36)
Income before income taxes	457,440	214,942
Income tax expense	113,384	53,696
Net income	$344,056	$161,246

Reconciliation of Adjusted EBITDA:
Net income	$344,056	$161,246
Income tax expense	113,384	53,696
Interest (income) expense, net	(7,293)	2,002
Depreciation and amortization	19,341	15,533
Transaction costs	338	-
Other	(973)	-
Adjusted EBITDA	$468,853	$232,477
As a percent of net sales:
Gross profit	32.0%	25.4%
Selling, general, and administrative expenses	10.8%	11.5%
Operating income	21.3%	13.8%
Net income	16.3%	10.3%
Adjusted EBITDA	22.2%	14.8%

NET SALES

The following table summarizes net sales for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$2,115,028	$1,569,112	$545,916	34.8%
U.S. manufacturing and retail net sales	$1,957,156	$1,413,338	$543,818	38.5%
U.S. homes sold	19,836	18,106	1,730	9.6%
U.S. manufacturing and retail average home selling price	$98.7	$78.1	$20.6	26.4%
Canadian manufacturing net sales	$115,602	$113,242	$2,360	2.1%
Canadian homes sold	928	1,079	(151)	(14.0%)
Canadian manufacturing average home selling price	$124.6	$105.0	$19.6	18.7%
Corporate/Other net sales	$42,270	$42,532	$(262)	(0.6%)
U.S. manufacturing facilities in operation at end of period	37	35
U.S. retail sales centers in operation at end of period	31	18
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the nine months ended December 31, 2022 were $2,115.0 million, an increase of $545.9 million, or 34.8%, compared to the nine months ended January 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $543.8 million, or 38.5%, for the nine months ended December 31, 2022 compared to the nine months ended January 1, 2022. The increase was primarily due to a 9.6% increase in the number of homes sold during the period, as well as a 26.4% increase in the average home selling price. The increase in the number of homes sold was a result of utilizing additional capacity from recent acquisitions and expansions, FEMA Disaster Relief housing sales and increased production output from our existing facilities. The average selling price increase was due, in part, to the impact of sales to FEMA of $200.3 million as well as to pricing actions on our core products taken in response to rising material, freight, and labor costs. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $2.4 million, or 2.1% for the nine months ended December 31, 2022 compared to the same period in the prior fiscal year, primarily due to a 18.7% increase in average home selling price, partially offset by a 14.0% decrease in homes sold. The increase in average selling price was due to pricing actions previously taken in response to rising material and labor costs and a change in product mix. The decrease in homes sold is due to slowing demand in certain regions of Canada and a shift in mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $5.1 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the nine months ended December 31, 2022 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended December 31, 2022, net sales decreased $0.3 million, or 0.6%.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$628,473	$359,148	$269,325	75.0%
Canadian Factory-built Housing	36,436	27,444	8,992	32.8%
Corporate/Other	12,621	11,504	1,117	9.7%
Total gross profit	$677,530	$398,096	$279,434	70.2%
Gross profit as a percent of net sales	32.0%	25.4%

Gross profit as a percent of sales during the nine months ended December 31, 2022 was 32.0% compared to 25.4% during the nine months ended January 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $269.3 million, or 75.0%, during the nine months ended December 31, 2022 compared to the same period in the prior fiscal year. Gross profit was 32.1% as a percent of segment net sales for the nine months ended December 31, 2022 compared to 25.4% in the same period of the prior fiscal year. The increase in gross profit was due to a combination of higher volumes and sales prices for our products. In addition, sales to FEMA during the first half of fiscal 2023 increased margins since these sales are generally at higher prices than our core products, which helps offset the disruption to our operations and our customers.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $9.0 million, or 32.8% during the nine months ended December 31, 2022 compared to the same period in the prior fiscal year. Gross profit as a percent of net sales was 31.5% for the nine months ended December 31, 2022, compared to 24.2% in the same period of the prior year. The increase in gross profit was due to higher average selling prices of our homes and lower material input costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.1 million, or 9.7%, during the nine months ended December 31, 2022 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 29.9% from 27.0% due to revenue mix in the Company's transportation business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$169,608	$132,977	$36,631	27.5%
Canadian Factory-built Housing	9,979	8,654	1,325	15.3%
Corporate/Other	48,430	39,557	8,873	22.4%
Total selling, general, and administrative expenses	$228,017	$181,188	$46,829	25.8%
Selling, general, and administrative expense as a percent of net sales	10.8%	11.5%

Selling, general, and administrative expenses were $228.0 million for the nine months ended December 31, 2022, an increase of $46.8 million, or 25.8%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $36.6 million, or 27.5%, during the nine months ended December 31, 2022 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 8.7% for the nine months ended December 31, 2022 compared to 9.4% during the comparable period of the prior fiscal year primarily due to higher revenue and increased leverage of fixed costs. The increase in selling, general, and administrative expenses resulted from higher sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, and higher wage and related expenses from headcount increases in response to increased production levels, and from added selling and administrative costs for our business expansions.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $1.3 million, or 15.3%, for the nine months ended December 31, 2022 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 8.6% for the nine months ended December 31, 2022 compared to 7.6% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses is due to higher incentive compensation related to the increase in segment profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $8.9 million, or 22.4%, during the nine months ended December 31, 2022 as compared to the same period of the prior fiscal year due to increases in equity compensation and investments made to enhance our online customer experience and supporting systems.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Interest expense	$2,893	$2,502	$391	15.6%
Less: interest income	(10,186)	(500)	(9,686)	1,937.2%
Interest (income) expense, net	$(7,293)	$2,002	$(9,295)	(464.3%)
Average outstanding floor plan payable	$34,342	$30,278
Average outstanding long-term debt	$12,430	$12,430

Interest, net was $7.3 million of income for the nine months ended December 31, 2022, compared to $2.0 million of expense in the same period of the prior fiscal year. The change was primarily due to higher interest income from higher average invested cash balances and higher interest rates during the nine months ended December 31, 2022 compared to the same period of the prior fiscal year.

OTHER INCOME

The following table summarizes other income for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Other income	$(634)	$(36)	$(598)	1,661.1%

Other income increased $0.6 million during the nine months ended December 31, 2022 as compared to the same period of the prior fiscal year. During the first quarter of fiscal 2023, the Company received insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Income tax expense	$113,384	$53,696	$59,688	111.2%
Effective tax rate	24.8%	25.0%

Income tax expense for the nine months ended December 31, 2022 was $113.4 million, representing an effective tax rate of 24.8%, compared to income tax expense of $53.7 million, representing an effective tax rate of 25.0% for the nine months ended January 1, 2022.

The Company’s effective tax rate for the nine months ended December 31, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the nine months ended January 1, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, results in foreign jurisdictions, and tax benefits from vested equity compensation.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022	$ Change	% Change
Net income	$344,056	$161,246	$182,810	113.4%
Income tax expense	113,384	53,696	59,688	111.2%
Interest (income) expense, net	(7,293)	2,002	(9,295)	*
Depreciation and amortization	19,341	15,533	3,808	24.5%
Transaction costs	338	—	338	*
Other	(973)	—	(973)	*
Adjusted EBITDA	$468,853	$232,477	$236,376	101.7%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 31, 2022 was $468.9 million, an increase of $236.4 million from the same period of the prior fiscal year. The increase is primarily a result of higher operating income due to increases in sales volume, average selling prices and gross margins, partially offset by higher SG&A expenses.

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

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 31, 2022 totaled $532.0 million compared to $1.5 billion at January 1, 2022. The decrease in backlog was primarily driven by higher production rates and lower net orders. Recent increases in interest rates in response to inflation has impacted the demand for the Company's products in both the U.S. and Canada. Incoming gross orders from our customers decreased compared to the same quarter last year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory. Cancellation of end-consumer orders, at the retail level, has been minimal.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 31, 2022 and January 1, 2022:

	Nine months ended
(Dollars in thousands)	December 31, 2022	January 1, 2022
Net cash provided by (used in):
Operating activities	$364,044	$164,406
Investing activities	(44,763)	(22,921)
Financing activities	(36,227)	(21,355)
Effect of exchange rate changes on cash, cash equivalents	(6,019)	(578)
Net increase in cash and cash equivalents	277,035	119,552
Cash and cash equivalents at beginning of period	435,413	262,581
Cash and cash equivalents at end of period	$712,448	$382,133

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At December 31, 2022, $167.9 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $364.0 million for the nine months ended December 31, 2022 compared to $164.4 million for the nine months ended January 1, 2022. Cash provided by operating activities increased due to higher net income and higher cash generated from working capital items.

Cash used in investing activities was $44.8 million for the nine months ended December 31, 2022 compared to $22.9 million for the nine months ended January 1, 2022. The increase in cash used for investing activities was related to net cash paid for acquisitions and higher capital expenditures to support plant expansion and ongoing maintenance.

Cash used in financing activities was $36.2 million for the nine months ended December 31, 2022 compared to cash used in financing activities of $21.4 million for the nine months ended January 1, 2022. The increase in cash used in financing activities was primarily due to the Company's repayment of all oustanding floor plan borrowings in the third quarter of fiscal 2023.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at December 31, 2022. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	February 7, 2023
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	February 7, 2023
Laurie Hough	(Principal Financial Officer)