Form 10-K
period 2023-04-01
Skyline Champion Corp
filed 2023-05-30
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $2,805,585,115 (computed by reference to the closing sales price of the Registrant’s common stock as of October 1, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 22, 2023: 57,133,344

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2023 Annual Meeting of Shareholders to be held on July 27, 2023 and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
•
the potential disruption to our business caused by public health issues, such as an epidemic or pandemic, and resulting government actions; and
•
other risks described in Part I — Item 1A, "Risk Factors," as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

We are a leading producer of factory-built housing in North America with net sales for the year ended April 1, 2023 (“fiscal 2023”) of approximately $2.6 billion. We have more than 70 years of homebuilding experience, approximately 7,700 employees and 43 manufacturing facilities located in 19 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the multi-family and hospitality sectors. Our facilities are strategically located to serve strong regions in the United States and western Canada. We operated 19 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2023, as well as 18 manufacturing facilities in the ten states with the greatest growth in the number of manufactured homes shipped in the last ten years. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2022:

•
Number two position in the manufactured housing segment in the United States
•
Number one modular builder in the United States
•
A leading position in western Canada
•
A leading position in park model RV sales

We believe our leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail, construction services, and logistics businesses. Our market share in the United States total housing market is approximately 2.4%.

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

In addition to our core home building business, we provide construction services to install and set-up factory-built homes; we operate a factory-direct manufactured home retail business, marketed under the Titan Factory Direct and Champion Homes Center brands, with 31 sales centers spanning the United States; and we operate Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

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

Investing in our Customers’ Digital Experience

The Company continues to invest in the design and testing of an enhanced digital customer experience. We are piloting an end-to-end platform where consumers can shop, design, configure, and price their homes online, which we believe will further drive revenue growth for Skyline Champion and our channel partners. We are experiencing tremendous online interest from consumers and believe a digital platform to customize and purchase homes will continue to grow.

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

Continuing a Balanced Organic and Acquisition-Based Growth Strategy

The Company continues to focus on growing in strong markets through a combination of business acquisitions and plant start-ups. In July 2022, we acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded our internal retail network across a broader portion of the U.S. In May 2022, we acquired Manis Custom Builders, Inc. ("Manis"), which operated a manufacturing facility and retail sales center in North Carolina, in order to expand our manufacturing footprint and further streamline our product offerings in the southeast region. In February 2021, we acquired ScotBilt Homes, LLC and related companies from SHI Group Holdings, Inc. (collectively, “ScotBilt”). ScotBilt operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The acquisition complemented our existing manufacturing footprint in the attractive mid-south region.

We are also focused on streamlining our U.S. manufacturing production capacity through various plant start-ups. In June 2021, we acquired two idle facilities in Navasota, Texas in order to increase our production capabilities in the Texas market, and began production at one of these facilities in the fourth quarter of fiscal 2022. In January 2021, we purchased two idled manufacturing facilities in Pembroke, North Carolina, one of the strongest growth states in the U.S., and began production at one of these facilities in the fourth quarter of fiscal 2023. We are also in the process of opening previously idled facilities in Bartow, Florida and Decatur, Indiana, both of which are expecting to begin production in fiscal 2024.

We have demonstrated our ability to broaden our manufacturing and retail presence through the successful execution of a balanced organic growth and acquisition-based strategy. As demand for affordable housing grows, we will continue to execute on this growth strategy. We believe our idle manufacturing plants provide us with the ability to grow with demand over the longer term. We also continue to explore opportunities to acquire value-enhancing retail locations, manufacturing facilities, and factory-built housing competitors to supplement our organic growth initiatives. We have a proven track-record of executing and integrating acquisitions.

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

We participate in a reforestation program with Arbor Day Foundation. With forestry products central to the construction of homes, we participate in a program to plant one tree for every tree used in construction of our homes. Reforestation contributes to the environment by replenishing forests, reducing greenhouses gases ("GHG") emissions, and protecting local watersheds.

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

Skyline Champion is committed to ensuring sound corporate governance. We strive to maintain strong governance practices that protect and enhance accountability for the benefit of Skyline Champion, its shareholders, customers, employees and other business stakeholders. We regularly review and refine our governance practices and policies to align with evolving issues. Our internal risk management team oversees compliance with applicable laws and regulations and coordinates with subject matter experts throughout the business to identify, monitor and mitigate risk including information security risk management and cyber defense programs. Skyline Champion’s Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the Governance Documents section under the Governance tab on our website at www.skylinechampion.com. Additional information on our Corporate Governance policies can be found in our Proxy Statement filed with the SEC.

Human Capital and Diversity

The Skyline Champion team manages the business in accordance with the Company’s Core Operating Principles:

•
Build and develop exceptional teams
•
Create a safe work environment
•
Build strong relationships
•
Take pride in our craftsmanship
•
Act with integrity and respect
•
Be open and honest
•
Run the business like it is your own

We appreciate each member of the Skyline Champion team and the unique skills and diversity of thought that each employee contributes to the overall success of the Company. We strive for an inclusive environment and reward individual contributions that foster innovative ideas for improving our products and workplace. We do not tolerate discrimination or harassment of any kind including but not limited to discrimination or harassment on the basis of gender identity, race, religion, age or disabilities. We are committed to the development of our employees. The Company follows standard onboarding and training protocols for our direct labor team members and also offers management and OSHA training for our supervisors. We are committed to improving employee engagement and reducing turnover through these onboarding, training and mentoring activities. Depending on availability, our plants participate in local outreach programs and hire disadvantaged members of the local community.

We have built a diverse team with a wide range of experiences. As of April 1, 2023, we employed approximately 7,700 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We are proud of the strong relationship we maintain with our employees and seek to support them through a competitive compensation package and comprehensive suite of benefits. As of April 1, 2023, our manufacturing facilities in Canada employed approximately 750 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each has separate expiration dates. The agreements are set to expire at various dates between November 2023 and December 2025.

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

We take the health and safety of our employees seriously. We provide a variety of Company sponsored healthcare programs, including health, dental, and vision, that allow employees to manage their and their family's health and wellbeing. We expect each employee to follow our safety standards and protocols. Our corporate Environmental Health and Safety (“EHS”) team works to benchmark and implement EHS best practices at our plants. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition to training and development, we measure and report monthly safety metrics and regularly review our safety performance with our Board of Directors.

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

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate architecture, marketing, and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We offer our Genesis brand of homes which have features similar to site-built home amenities such as porches and garages. These homes are designed to be eligible for financing programs with terms similar to traditional mortgages. We are also very active in the design and construction of energy-efficient homes.

The components and products used in factory-built housing are generally of the same quality as those used by other homebuilders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. We endeavor to mitigate the impact of supply chain challenges through sourcing alternative materials, where appropriate, and exploring alternative supply options. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases, although that ability fluctuates over time and by market depending on demand trends. Typically, a one to three-week supply of raw materials is maintained, but supply chain volatility has caused our manufacturing operations to increase the amount of frequently used raw materials on hand versus what is typically carried.

Most completed factory-built homes have components consistent with conventional site-builders, such as cabinets, wall and floor coverings, appliances, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or directly to the home site. Homes sold to builders and developers are generally transported directly to the home site. At the home site, the home is placed on a foundation or otherwise affixed to the property and readied for occupancy, either by our employee set crews or third-party contractors. The sections (also referred to as floors) of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks, and garages.

We construct homes in indoor facilities using an assembly-line process employing approximately 100 to 200 production employees at each facility. Factory-built HUD code homes are constructed in one or more sections affixed to a steel support frame that allows the sections to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed upon placement of the home at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly, with less material waste and often at a lower cost than a conventional site-built home of similar quality.

The production schedules of our homebuilding facilities are based upon customer orders. Orders are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their customer's lender. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. Historically, orders were generally filled within 90 days of receipt; however, delivery times were extended in the previous two years due to the increase in our sales backlog caused by strong demand for affordable housing. In fiscal 2023, our order volume decreased and material supply improved. As a result, we were able to make significant progress to reduce delivery times back to historic levels. At April 1, 2023, we had a manufacturing backlog of home orders with wholesale sales value of approximately $308.1 million. After production of a particular home has commenced, the order becomes noncancelable and the customer is obligated to take delivery of the home.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants. In addition to our traditional channels of distribution, we are one of a limited number of manufactured homebuilders that have been approved for contracts with the Federal Emergency Management Agency (“FEMA”) and have historically provided housing assistance requirements following natural disasters and other housing emergencies. On February 7, 2022, we received a Delivery Disaster Relief Order from FEMA for approximately $200 million in revenue which was completed in the first half of fiscal 2023.

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Titan Factory Direct and Champion Homes Center brands. We maintain our company-owned retail presence through 31 retail sales centers across the U.S. Our captive retail distribution enhances the reach of our factory-built housing products directly to the homebuyers.

Each of our full-service retail sales centers has a sales office and a variety of model homes of various sizes, floor plans, features, and prices that are displayed in a residential setting with sidewalks and landscaping. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built to their specifications.

Our retail organization provides industry leadership with the expertise to be responsive to local economic conditions and ultimately provide affordable homes to value-conscious homebuyers.

During fiscal 2023, the average selling price of our factory-built homes in the U.S. was $97,500 and in Canada was $122,900. Manufactured home wholesale prices ranged from $20,000 to over $350,000. Retail sales prices of the homes, without land, generally ranged from $50,000 to over $350,000, depending upon size, floor plan, features, and options.

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

Market Overview

General. Since July 2020, U.S. and Canadian housing demand has been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in these markets. In the second half of fiscal 2023 the demand environment slowed in response to a higher inflationary environment and rising interest rates. As a result, incoming orders from our manufacturing customers in fiscal 2023 decreased compared to the prior fiscal year. In addition, our independent retail customers cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory based on rising interest rates.

In inflationary and higher interest rate environments, factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2022 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 11% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 104,374, 108,964, and 95,588 units during fiscal 2023, 2022, and 2021, respectively. Annual shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

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

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 24 months but under certain circumstances can be until the home is sold by the retailer). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $386.6 million as of April 1, 2023. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2023, approximately 34% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 66% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

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

The DTS plans also explored the potential for the GSEs to provide liquidity to the chattel lending market. The GSEs could potentially serve as additional sources of funding as there is unmet demand in the chattel loan industry, and GSE involvement could increase volume substantially. Freddie Mac has indicated that it plans to develop requirements and a process to support loan purchases of manufactured homes titled as real property. The Fannie Mae DTS plan includes a provision indicating that it is exploring a pilot to establish a secondary market for chattel or home-only loans and an objective to explore ways to manage risks in the market. The Fannie Mae DTS plan also includes an objective to explore opportunities to facilitate financing of loans secured by manufactured homes titled as real property in certain manufactured housing communities. Expansion of the secondary market for home-only lending through the GSEs could provide further demand for housing, as lending options would likely become more available to homebuyers. Separate from the GSE involvement in chattel markets, there have been several secondary market chattel private placement offerings over the last three years. Although some limited progress has been made in this area, a meaningful positive impact in the form of increased home orders has yet to be realized.

Competition

The housing industry is highly competitive based upon several factors, including price, product features, reputation for service and quality, depth of distribution or location, and financing. Capital requirements for entry into the industry are relatively low.

Factory-built housing is also very competitive. According to MHI, in March 2023, there were 35 producers of manufactured homes in the U.S. operating an estimated 146 production facilities. For calendar 2022, the top three companies had a combined market share for HUD code homes of approximately 80%. We estimate that there were approximately 3,750 industry retail locations throughout the U.S. during calendar 2022.

Based on industry data reported by IBTS, in fiscal 2023 our U.S. wholesale market share of HUD code homes sold was 20.4%, compared to 19.3% in fiscal 2022. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums. Collectively, manufactured housing represents approximately 11% of annual U.S. single family home starts.

There are a number of other national and regional manufacturers competing for a significant share of the manufactured housing market in the U.S. Certain of these competitors may possess greater financial, manufacturing, distribution, and marketing resources.

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

Certain materials used in the construction of homes such as lumber, insulation, steel, drywall, oil-based products and fuel, among others, can become scarce during periods of high demand for new home construction as well as renovation and remodeling of existing homes. We depend on timely and sufficient delivery of raw materials from our suppliers. In addition, a few key components of our products are produced by a small group of quality suppliers that have the capacity to supply large quantities. Disruption to the supply chain of these key components could have an adverse impact on our production output. Raw material shortages from these and other suppliers can be more severe during periods following natural disasters or broader economic disruptions.

Pricing for raw materials can also be affected by the factors mentioned above as well as national, regional, local, economic and political factors, including tariffs and periods of high inflation. As a result, we may continue to see raw material cost pressures in future periods. We may attempt to pass the higher material costs on to customers, but it is not certain that we will be able to achieve this without adversely affecting demand. Raw material shortages and price increases could cause delays in and increases to our costs of construction which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Factory-built housing operates in the highly competitive housing industry, and, if other homebuilders are more successful or offer better value to our customers, then our business could decline.

We operate in a very competitive environment and face competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional home building companies and with smaller local homebuilders for financing, raw materials, and skilled management and labor resources. Some of our manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations that sell competitors’ products in most areas where our homes are sold and in most areas where we have Company-owned retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. We also compete with resale homes, also referred to as “previously owned” or “existing” homes, as well as rental housing.

An oversupply of homes available for sale or the heavy discounting of home prices by our competitors could adversely affect demand for our homes and the results of our operations. An increase in competitive conditions could have any of the following impacts on us: sale of fewer homes or higher cancellations by our homebuyers; an increase in selling incentives or reduction of prices; and realization of lower gross margins due to lower selling prices or an inability to increase selling prices to offset increased costs of the homes delivered. If we are unable to compete effectively in our markets, then our business could decline disproportionately to that of our competitors. As a result, our sales could decline and our results of operations and cash flows could suffer.

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

Increased attention continues to be directed to publicly traded companies and their activities related to environmental, social and governance (“ESG”) matters, including proposed rules by the SEC regarding climate-related disclosures. Advocacy groups have campaigned for action to promote change at public companies related to ESG matters. These activities include increasing action related to climate change and the use of energy efficient building products. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

Our results of operations may be adversely affected by public health issues, such as an epidemic or pandemic, and resulting governmental actions.

An epidemic, pandemic or other public health issue, or fear of such an event, and the actions taken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business and, along with any associated economic factors, have a material adverse effect on our business. The United States and Canada have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and have necessitated government intervention. The COVID-19 pandemic and the measures undertaken by governmental authorities to address it, initially disrupted or prevented us from operating parts of our business in the ordinary course. The extent to which public health issues impact our results will depend on future developments, which cannot be predicted. If an epidemic, pandemic or similar public health issue has a significant adverse effect on the U.S. or Canadian economies, our business, results of operations, and cash flows could be materially adversely affected.

Regulatory Risks

Environmental laws and regulations relating to climate change and energy efficiency can have an adverse impact on our business and results of operations.

Federal, state, and local government regulations proposed or enacted in response to climate change could result in raw material and other cost increases as well as impact the availability of raw materials necessary to manufacture our products. In 2021, the U.S. Department of Energy proposed regulations to enact new energy efficiency building specifications for manufactured homes. If adopted, these proposed regulations would result in changes to the HUD-code requiring more robust energy efficiency specifications and require the use of energy-saving construction material in our products. New building code requirements that impose stricter energy efficiency standards could significantly increase our costs. Compliance with these new standards may also cause an increase in our costs, including investments in testing equipment and the use of human capital resources. As climate change and energy efficiency remains a global focus, energy-related initiatives will impact many companies including our raw material suppliers. The initiatives undertaken by our suppliers could adversely impact our results of operations to the extent our suppliers raise their prices to cover energy and climate related initiatives. Increases in costs may make our products less affordable and as a result, negatively impact demand for those products.

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

The homebuilding industry has from time-to-time experienced labor shortages and other labor-related issues. These labor shortages can be more severe during periods of strong demand for housing, during periods following natural disasters or as a result of broader economic disruptions. A number of factors may adversely affect the labor force available to us and our subcontractors in one or more of our markets, including high employment levels, federal unemployment subsidies, changing work preferences of the labor force, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also increase the cost of labor. We have historically experienced high turnover rates among our direct labor employees, which can lead to increased spending on training and retention and, as a result, increased costs of production. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could cause significant increases in costs or delays in construction and delivery of homes, which could have a material adverse effect on our net sales and results of operations.

Increased costs of transportation may adversely affect our operating results and cash flows.

We rely on qualified drivers to deliver homes from our manufacturing facilities to retail centers and customer home sites. A lack of qualified drivers to deliver manufactured homes could result in an increase in our cost of goods sold and operating expenses. Additionally, delays in the shipment of completed homes due to lack of qualified drivers could impact our ability to meet customer demand on a timely basis.

Customer cancellations could have a negative impact on our revenue and margins.

Our backlog represents home orders from customers that will be produced in future periods. Orders in the backlog may be cancelled by customers at any time without penalty. Orders in the backlog may be impacted by rising interest rates as retailers utilize floor plan financing arrangements to purchase stock inventory. Orders in backlog may also be impacted by inflation since customers obtain financing approval prior to ordering a home. Significant increases in prices may prevent customers from being able to qualify for financing at the time the home is ready to be produced causing the customer to cancel their order in our backlog which would negatively impact our revenue and margins.

Complications with the implementation of our new enterprise-wide information system could adversely impact our business and operations.

We rely on information systems and technology to manage our business and summarize and report our operating results. In fiscal 2022, we began a multi-year replacement of our current information systems with a suite of cloud-based functionality. With the new system, we expect to improve decision-making capabilities through real-time data and analytics, simplify and standardize business processes, reduce manual effort, improve value-added activities, and improve transparency and accountability all while enhancing the customer experience making our company easier to do business with. The system selection and implementation process has required, and will continue to require, a significant investment of personnel and financial resources. We may not be able to successfully implement the new system without experiencing delays, increased costs, interruption to operations, or other difficulties. If we are unable to successfully implement the system as planned, our business, results of operations and financial condition could be negatively impacted. We have capitalized significant costs related to the development of the new system. A write-off of all or part of our capitalized costs could adversely affect our results of operations and financial condition. Additionally, if we do not effectively implement the system as planned or it does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

If we are unable to establish or maintain relationships with independent distributors that sell our homes, our sales could decline and our results of operations and cash flows could suffer.

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 90% of our shipments of homes in fiscal 2023 were made to independent distributors throughout the U.S. and western Canada. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high. There can be no assurance that this coverage will not be restricted and become more costly. If the limits or coverages of our current and former insurance programs prove inadequate, or we are unable to obtain adequate or reasonably priced insurance against these types of claims in the future, or the amounts currently provided for future warranty or insurance claims are inadequate, then we may experience losses that could negatively impact our results of operations.

We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. These estimated costs are based on an analysis of our historical claims and industry data and include an estimate of claims incurred but not yet reported. Due to the degree of judgment required and the potential for variability in the underlying assumptions when deriving estimated liabilities, our actual future costs could differ from those estimated, and the difference could be material to our results of operations.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity attacks by hackers or breached due to employee error, malfeasance, or other disruptions, particularly with employees and others on data networks working increasingly from home. We, our partners, vendors, and other third-party providers could be susceptible to third-party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

Nevertheless, opportunities arise from time to time that we choose to evaluate. Any transactions that we pursue and consummate would involve these risks and uncertainties, as well as others. The risks of a business combination or startup of a greenfield or idled facility could result in the failure of the anticipated benefits of that particular transaction to be realized, which in turn could have adverse effects on our business, financial condition, results of operations and prospects.

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

Financial Risks

Further increases in interest rates, more stringent credit standards, tightening of financing terms, or other increases in the effective costs of owning a factory-built home (including those related to regulation or other government actions) have limited and could continue to limit the purchasing power of our potential customers and could continue to adversely affect our business and financial results.

A large portion of the people who buy our homes finance their home purchases through third-party lenders. Increases in interest rates or decreases in the availability of consumer financing have affected and could continue to adversely affect the market for homes. Interest rates were near historical lows for several years, which made purchasing new factory-built homes more affordable. However, since early 2022, the U.S. Federal Open Market Committee has continuously raised the target rate for the federal funds rate and could effectuate additional increases in that rate in response to inflation. Potential manufactured housing customers have been and may continue to be less willing or able to pay the increased monthly costs that result from higher loan rates. In addition, recent increases in the prices of homes resulting from inflation, combined with higher loan rates, have limited and may continue to limit consumers’ ability to obtain financing to purchase a home. In addition, lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could continue to adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing and could continue to adversely affect our results of operations and financial condition.

The liquidity provided by the GSEs and the FHA is also critical in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, financing, and our sales of new homes.

Inflation has and could continue to adversely affect our business and financial results.

Inflation adversely affects us by increasing costs of raw materials, labor and transportation. The U.S. economy has been experiencing a period of higher inflation, stemming from efforts by the U.S. government to stimulate the economy, combat the impact of the COVID-19 pandemic and other factors. The increased rate of inflation has also lead to higher interest rates, which has had and continue to have a negative impact on the housing industry, as well as increases in our borrowing rates. While we have historically been able to pass along price increases to our customers, in a persistently inflationary environment, we may not be able to raise prices sufficiently in order to maintain our margins.

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

As is customary in the factory-built housing industry, a significant portion of our manufacturing sales to independent retailers are financed under floor plan agreements with financing companies. In connection with those floor plan financing programs, we generally have separate agreements with the financing companies that require us to repurchase homes upon default by the retailer and repossession of the homes by the financing companies. These repurchase agreements are applicable for various periods of time, generally up to 24 months after the sale of the home to the retailer. However, certain homes are subject to repurchase until the home is sold by the retailer. Our contingent repurchase obligation as of April 1, 2023, was estimated to be approximately $386.6 million, without reduction for the resale value of the homes. We may be required to honor contingent repurchase obligations in the future and may incur additional expense and reduced cash flows because of these repurchase agreements.

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

As of April 1, 2023, 12.6% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of April 1, 2023:

Location	Owned/Leased
United States
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Millen, Georgia	Leased**
Waycross, Georgia	Owned
Weiser, Idaho	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Leesville, Louisiana	Leased
Worthington, Minnesota	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Laurinburg, North Carolina	Owned
Lillington, North Carolina	Owned
Pembroke, North Carolina	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania (two facilities)	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Navasota, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Penticton, British Columbia	Owned
Kelowna, British Columbia	Leased
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned
** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 31 retail sales centers located across the U.S. and nine terminals for our logistics operations across four states in the U.S. The corporate offices, some of our retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2027 and the contractual lease for our Elkhart, Indiana office expires in September 2028. Two of the manufacturing facilities are encumbered by industrial revenue bonds. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

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

Holders

As of May 22, 2022, the Company had approximately 322 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2018 to March 31, 2023, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the housing segment, based on an initial investment of $100 on March 31, 2018.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Skyline Champion Corporation, the Russell 3000 Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
3/18
3/19
3/20
3/21
3/22
3/23
Skyline Champion Corporation
Russell 3000
Peer Group

	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023
Skyline Champion Corporation	$100.00	$89.74	$74.06	$213.77	$259.21	$355.33
Russell 3000	100.00	108.77	98.84	160.64	179.80	164.37
Peer Group*	100.00	86.76	67.98	182.99	147.88	185.86

*The peer group consists of Beazer Homes USA, Cavco Industries, Century Communities, LGI Homes, MDC Holdings, M/I Homes, Meritage Homes, Quanex Building Products Corp, and Tri Pointe Group.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s consolidated financial statements and the related notes that appear elsewhere in this Annual Report.

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows. See also Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 2, 2022, which provides additional information on comparisons of fiscal years 2022 and 2021.

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 38 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 31 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for affordable housing in the U.S. has increased. As a result, the Company focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executed measured expansion of its manufacturing footprint through facility and equipment investments and acquisitions. During fiscal 2023, robust demand began to slow as inflation and higher interest rates made housing less affordable. Even though the housing markets have slowed, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic solutions to homebuyers.

In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. In February 2021, the Company acquired ScotBilt Homes, LLC and related companies (collectively, "ScotBilt"), which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s existing manufacturing footprint in the attractive mid-south region.

The Company is also focused on streamlining its U.S. manufacturing production capacity through various plant start-ups. In June 2021, the Company acquired two idle facilities in Navasota, Texas in order to increase its production capabilities in the Texas market. The Company began production at one of those facilities during the fourth quarter of fiscal 2022. In January 2021, the Company acquired two idle facilities in Pembroke, North Carolina, and began production at one of those facilities in the fourth quarter of fiscal 2023. The Company is also in the process of opening previously idled facilities in Bartow, Florida and Decatur, Indiana, both of which are expecting to begin production in fiscal 2024.

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

The recent increases in interest rates in response to inflation have impacted the demand for the Company's products in both the U.S. and Canada. As a result, incoming orders from our manufacturing customers in fiscal 2023 decreased compared to the prior fiscal year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory based on rising interest rates. The Company's backlog at the end of fiscal 2023 was $308.1 million compared to $1.6 billion at the end of fiscal 2022. The decrease in backlog was primarily driven by lower net orders. Cancellation of end-consumer orders, at the retail level, have been minimal.

For fiscal 2023, approximately 87% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD-code industry home shipments were 104,374, 108,964, and 95,588 units during fiscal 2023, 2022, and 2021, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 20.4%, 19.3%, and 16.9% in fiscal 2023, 2022, and 2021, respectively. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 11% of all U.S. single family home starts.

RESULTS OF OPERATIONS FOR FISCAL 2023 VS. 2022

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022

Results of Operations Data:
Net sales	$2,606,560	$2,207,229
Cost of sales	1,787,879	1,618,106
Gross profit	818,681	589,123
Selling, general, and administrative expenses	300,396	256,218
Operating income	518,285	332,905
Interest (income) expense, net	(14,977)	2,512
Other income, net	(634)	(36)
Income from operations before income taxes	533,896	330,429
Income tax expense	132,094	82,385
Net income	$401,802	$248,044

Reconciliation of Adjusted EBITDA:
Net income	$401,802	$248,044
Income tax expense	132,094	82,385
Interest (income) expense, net	(14,977)	2,512
Depreciation and amortization	26,726	20,936
Transaction costs	338	—
Other	(972)	—
Adjusted EBITDA	$545,011	$353,877
As a percent of net sales:
Gross profit	31.4%	26.7%
Selling, general and administrative expenses	11.5%	11.6%
Operating income	19.9%	15.1%
Net income	15.4%	11.2%
Adjusted EBITDA	20.9%	16.0%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2023 and 2022 were each 52-week periods.

NET SALES

The following table summarizes net sales for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Net sales	$2,606,560	$2,207,229	$399,331	18.1%
U.S. manufacturing and retail net sales	$2,411,342	$1,991,066	$420,276	21.1%
U.S. homes sold	24,736	24,686	50	0.2%
U.S. manufacturing and retail average home selling price	$97.5	$80.7	$16.8	20.8%
Canadian manufacturing net sales	$144,289	$159,124	$(14,835)	(9.3%)
Canadian homes sold	1,174	1,479	(305)	(20.6%)
Canadian manufacturing average home selling price	$122.9	$107.6	$15.3	14.2%
Corporate/Other net sales	$50,929	$57,039	$(6,110)	(10.7%)
U.S. manufacturing facilities in operation at year end	38	36	2	6%
U.S. retail sales centers in operation at year end	31	18	13	72%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2023 were $2.6 billion an increase of $399.3 million, or 18.1%, over fiscal 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2023 net sales for the Company’s U.S. manufacturing and retail operations increased by $420.3 million, or 21.1%, over fiscal 2022. The increase was primarily due to an increase in the average home selling price of 20.8%. The average selling price increased in fiscal 2023 compared to the prior fiscal year due to pricing actions enacted in response to rising material, freight, and labor costs as well as the impact of sales to FEMA of $200.3 million. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $14.8 million, or 9.3% for fiscal 2023 compared to the prior year, primarily due to a 20.6% decrease in homes sold, partially offset by a 14.2% increase in average selling price per new home. The increase in average selling price was due to pricing actions taken in response to rising material and labor costs and a change in product mix. The decrease in homes sold is due to slowing demand in certain regions of Canada and a shift in mix. Net sales for the Canadian segment were also unfavorably impacted by approximately $6.6 million as the Canadian dollar weakened relative to the U.S. dollar during fiscal 2023 as compared to the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. During fiscal 2023, net sales for the segment decreased by $6.1 million, or 10.7%, compared to fiscal 2022. The decrease was primarily attributable to a decrease in shipments of recreational vehicles due to a decrease in that industry's demand.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$757,521	$530,252	$227,269	42.9%
Canadian Factory-built Housing	44,640	43,493	1,147	2.6%
Corporate/Other	16,520	15,378	1,142	7.4%
Total gross profit	$818,681	$589,123	$229,558	39.0%
Gross profit as a percent of net sales	31.4%	26.7%

Gross profit as a percent of sales during fiscal 2023 was 31.4% compared to 26.7% during fiscal 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $227.3 million, or 42.9%, during fiscal 2023 compared to the prior year. The increase in gross profit was primarily driven by the increase in revenue in fiscal 2023. As a percent of net sales, gross profit was 31.4% for fiscal 2023 compared to 26.6% in the prior fiscal year. Sales to FEMA during the first half of fiscal 2023 increased gross profit and gross profit as a percent of sales since FEMA units are generally at higher prices and have more specifications than our core products, which helps offset the disruption to our operations and our customers. In addition, input costs primarily related to forest products decreased while price increases for our products were still in effect. In the second half of fiscal 2023, we lowered certain material surcharges in response to lower input costs, we saw a decrease in volume allowing less leverage of fixed costs and we saw a shift to smaller, less optioned homes which lowered gross profit margins to more normal levels.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $1.1 million, or 2.6%, during fiscal 2023 compared to the prior year. Gross profit increased to 30.9% as a percent of segment net sales from 27.3% in the prior year. The increase in gross profit was due to the increase in average selling prices of new homes and lower material input costs. However, demand in Canada declined in the second half of fiscal 2023 which has put pressure on gross profit margins due to less leverage of fixed costs at lower production volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased by $1.1 million, or 7.4%, during fiscal 2023 compared to the same period in the prior year. Corporate/Other gross profit improved as a percent of segment net sales to 32.4% from 27.0%. Gross margin for the Company’s transportation business improved due to a change in revenue mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes SG&A expenses for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$221,498	$187,697	$33,801	18.0%
Canadian Factory-built Housing	12,932	12,912	20	0.2%
Corporate/Other	65,966	55,609	10,357	18.6%
Total selling, general, and administrative expenses	$300,396	$256,218	$44,178	17.2%
Selling, general, and administrative expenses as a percent of net sales	11.5%	11.6%

SG&A expenses were $300.4 million during fiscal 2023, an increase of $44.2 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment increased by $33.8 million, or 18.0%, during fiscal 2023 as compared to the prior year. SG&A expenses, as a percent of segment net sales, declined to 9.2% in fiscal 2023 compared to 9.4% during fiscal 2022. SG&A costs increased due to a combination of factors, primarily (i) additional expenses for acquisitions and new plant startups (ii) higher sales commissions and incentive compensation, which is generally based on sales volume or a measure of profitability; (iii) and increased marketing and trade-show expense.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment remained consistent compared to the prior year. SG&A expenses, as a percent of segment net sales, were 9.0% during fiscal 2023 compared to 8.1% in fiscal 2022. The increase in SG&A as a percent of net sales is a the result of the decrease in net sales for the segment.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other increased by $10.4 million, or 18.6%, during fiscal 2023 as compared to the prior year. The increase is mainly due to increased equity compensation and investments made to enhance our online customer experience and support systems.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Interest expense	$3,276	$3,245	$31	1.0%
Interest income	(18,253)	(733)	(17,520)	2,390.2%
Interest (income) expense, net	$(14,977)	$2,512	$(17,489)	(696.2%)
Average outstanding floor plan payable	$25,756	$31,485
Average outstanding long-term debt	$12,430	$19,155

Interest (income) expense, net was $15.0 million of income for fiscal 2023, compared to $2.5 million of expense in the prior year. The change was primarily due to higher interest income from higher average invested cash balances and higher interest rates in fiscal 2023 compared to fiscal 2022. Interest expense was flat for the year as a result of higher interest rates offsetting the benefit of paying off our outstanding floor plan payable balance in the third quarter of fiscal 2023.

OTHER INCOME, NET

The following table summarizes other income, net for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Other income, net	$(634)	$(36)	$(598)	1,661.1%

Other income, net increased $0.6 million during fiscal 2023 compared to the prior year. During the first quarter of fiscal 2023, the Company received insurance proceeds for partial settlement of certain Champion Homes Builders' pre-bankruptcy workers' compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Income tax expense	$132,094	$82,385	$49,709	60.3%
Effective tax rate	24.7%	24.9%

Income tax expense during fiscal 2023 was $132.1 million, representing an effective tax rate of 24.7%, compared to income tax expense of $82.4 million, representing an effective tax rate of 24.9%, in fiscal 2022.

The Company’s effective tax rate for both fiscal 2023 and 2022 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and foreign rate differential, partially offset by tax credits.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	$ Change	% Change

Net income	$401,802	$248,044	$153,758	62.0%
Income tax expense	132,094	82,385	49,709	60.3%
Interest (income) expense, net	(14,977)	2,512	(17,489)	(696.2%)
Depreciation and amortization	26,726	20,936	5,790	27.7%
Transaction costs	338	—	338	*
Other	(972)	—	(972)	*
Adjusted EBITDA	$545,011	$353,877	$191,134	54.0%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2023 was $545.0 million, an increase of $191.1 million over fiscal 2022. The increase is primarily a result of increased operating income due to increases in net sales and gross profits, partially offset by higher SG&A expenses. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at April 1, 2023 totaled $308.1 million compared to $1.6 billion at April 2, 2022. The decrease in backlog was primarily driven by lower net orders. Increases in interest rates in response to inflation during this fiscal year has impacted the demand for the Company's products in both the U.S. and Canada. Incoming gross orders from our customers decreased compared to last year. In addition, our independent retail customers have cancelled stock-model orders in response to the increase in floor plan carrying costs and the desire to optimize their model home inventory. Cancellation of end-consumer orders, at the retail level, has been minimal.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2023 and 2022:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022

Net cash provided by (used in):
Operating activities	$416,225	$224,479
Investing activities	(61,179)	(31,967)
Financing activities	(37,019)	(19,936)
Effect of exchange rate changes	(5,987)	256
Net increase in cash, cash equivalents, and restricted cash	312,040	172,832
Cash, cash equivalents, and restricted cash at beginning of period	435,413	262,581
Cash, cash equivalents, and restricted cash at end of period	$747,453	$435,413

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company has an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At April 1, 2023, there were no borrowings under the Amended Credit Agreement and letters of credit issued under the Credit Agreement totaled $32.1 million. Total available borrowings under the Credit Agreement as of April 1, 2023 were $167.9 million. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $416.2 million in fiscal 2023 compared to $224.5 million in fiscal 2022. The majority of the increase in cash provided by operating activities was a result of the $154.8 million increase in net income. However, the change in other working capital items also contributed to higher cash provided by operating activities. Cash required for working capital items increased in fiscal 2022 in response to consumer demand and supply chain issues. Those factors began to normalize in the fourth quarter of fiscal 2023, requiring less investment and improving cash flow.

Cash used in investing activities was $61.2 million in fiscal 2023 versus $32.0 million in fiscal 2022. The increase in the use of cash is related primarily to a $20.3 million increase in purchases of property, plant, and equipment to support the start up of new manufacturing facilities, the acquisition of Manis, and cash paid for an equity method investment.

In fiscal 2023, cash used in financing activities was $37.0 million, versus $19.9 million in the prior fiscal year. The increase in cash used for financing activities was related to floor plan financing repayments totaling $35.5 million during fiscal 2023 compared to $17.2 million of net repayments in fiscal 2022 on the revolving debt facility and floor plan financing arrangements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Credit Facility

The Amended Credit Agreement matures in July 2026 and has no scheduled amortization. The interest rate on borrowings under the Amended Credit Agreement is based on either the London Inter-Bank Offered Rate ("LIBOR"), or the Secured Overnight Financing Rate ("SOFR") plus a benchmark Replacement Rate Adjustment ("Replacement Rate"), plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.30% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Amended Credit Agreement. At April 1, 2023, letters of credit issued under the sub-facility totaled $32.1 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Floor Plan Payable

At April 1, 2023, the Company had no outstanding borrowings on floor plan financing arrangements. The Company repaid the outstanding balance of $38.5 million in the third quarter of fiscal 2023. The Company’s retail operations historically utilized floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $43.0 million. Floor plan payables are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at April 1, 2023, including surety bonds and letters of credit totaling $31.0 million and $32.1 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of April 1, 2023 is approximately $386.6 million, without reduction for the resale value of the homes collateralizing the potential repurchases. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $2.5 million at April 1, 2023. See “Critical Accounting Polices and Estimates – Reserve for Repurchase Commitments” below.

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

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss plus expenses or minus income: (a) the provision for income taxes; (b) interest (income) expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; and (f) other non-operating income or expense including but not limited to those costs for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Management uses Adjusted EBITDA for planning purposes, including the preparation of internal annual operating budget and periodic forecasts: (i) in communications with the Board of Directors and investors concerning financial performance; (ii) as a factor in determining bonuses under certain incentive compensation programs; and (iii) as a measure of operating performance used to determine the ability to provide cash flows to support investments in capital assets, acquisitions and working capital requirements for operating expansion.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $80 million. The Company establishes reserves for reported and unreported losses and insurance company reimbursements under these programs using an actuarial determined value which takes into consideration prior claim experience, estimates of losses for known occurrences and the respective volume of business activity for a given period. The health plan is currently subject to a stop-loss limit of $600,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

Warranty Reserves

The Company’s factory-built housing operations generally provide each retail homebuyer with a 12-month assurance warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on various factors, including estimates of the amounts necessary to settle existing and future claims on homes sold as of the balance sheet date. Factors used in the estimation of the warranty liability include the estimated amount of warranty and customer service costs incurred for homes that remain in retailers’ inventories before delivery to the consumer, homes purchased by consumers still within the warranty period, the timing in which work orders were completed, and the historical average costs incurred to service a home.

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

In fiscal 2023, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of fiscal March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the home sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 18 to 36 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the floor plan lenders. The contingent repurchase obligation as of April 1, 2023 was estimated to be approximately $386.6 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $2.5 million at April 1, 2023.

OTHER MATTERS

Inflation

Inflation of raw materials, especially forest products, was significant in fiscal 2022 and 2021, and generally stabilized in fiscal 2023. The raw material price increases have generally been passed on to customers or mitigated through working with supply chain partners, sourcing alternative materials or other operational improvements to minimize the effect on our profitability. However, continued, frequent and sudden increases in specific costs, as well as price competition, can affect the ability to pass on costs and adversely impact results of operations. Therefore, there is no assurance that inflation or the impact of rising material costs will not have a significant impact on revenue or results of operations in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Amended Credit Agreement are subject to variable rates of interest based on LIBOR, SOFR, or an ABR, at the election of the Company. Changes in interest rates will affect interest payments on outstanding debt balances. At April 1, 2023 there were no outstanding borrowings on the Amended Credit Agreement.

Obligations under industrial revenue bonds are subject to variable rates of interest based on a municipal bond index rate. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.1 million, assuming related debt of $12.4 million, which is the amount of outstanding borrowings on industrial revenue bonds at April 1, 2023.

Obligations under floor plan financing arrangements are subject to variable rates of interest based on terms negotiated with the floor plan lenders. Changes in interest rates will affect interest payments on outstanding floor plan balances. At April 1, 2023 there were no outstanding floor plan borrowings.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At April 1, 2023, the Company’s borrowings under the industrial revenue bonds were at variable rates.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2023 net sales of $189.2 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2023, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.9 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, exhibits and schedules are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 1, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2023.

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

Because of their inherent limitations, the Company's controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Management excluded Factory Expo, which was acquired on July 11, 2022, from its assessment of the internal control over financial reporting. This acquired business comprised approximately 2% of total assets as of April 1, 2023 and approximately 2% of net sales for the year ended April 1, 2023. Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of April 1, 2023.

(c)
Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of April 1, 2023, and the attestation report is set forth in Item 15, "Financial Statement Schedules," under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

(d)
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers" and "Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2023 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Compensation Tables,” “Summary Compensation Table for 2023,” “Grants of Plan-Based Awards in Fiscal 2023,” “Outstanding Equity Awards at Fiscal 2023 Year End,” “Option Exercises and Stock Vested in Fiscal 2023,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2023,” “CEO Pay Ratio,” "Pay Versus Performance," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of April 1, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	1,258,053	$28.68	3,630,698
Equity compensation plans not approved by Stockholders	—	—	—
Total	1,258,053	$28.68	3,630,698

(1)
This amount represents the following: (a) 397,981 shares subject to the vesting and/or exercise of outstanding options; (b) 530,417 shares subject to vesting of outstanding performance-based restricted stock units reflected at the maximum potential vesting; and (c) 329,655 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2023 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2023 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Amended and Restated Articles of Incorporation of Skyline Champion Corporation, dated June 1, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated June 6, 2018).
3.2	Amended and Restated By-Laws of Skyline Champion Corporation, dated November 10, 2022 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated November 16, 2022).
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
10.1

Amended and Restated Credit Agreement, dated as of July 7, 2021 as amended May 18, 2023, by and among Skyline Champion Corporation, Champion Home Builders, Inc. and Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed May 22, 2023).

10.2

Transition Services Agreement, dated as of June 1, 2018, by and among Skyline Champion Corporation and Champion Enterprises Holdings, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K dated June 6, 2018)

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).
10.5	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†
10.6	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.(incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†
10.7	Form of Restricted Stock Unit Award Agreement for Employees (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.9

Form of Non-Statutory Stock Option Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.10

Form of Performance Stock Unit Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.11

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.11 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.12

Executive Employment Agreement, dated September 5, 2019 and effective June 1, 2019, between Mark Yost and Champion Home Builders, Inc (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.13

Amended and Restated Executive Employment Agreement, dated as of March 20, 2023, between Laurie Hough and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed on March 24, 2023).†

10.14

Executive Employment Agreement effective June 17, 2019 between Robert Spence and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.14 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.15

Amended and Restated Employment Agreement, dated as of June 4, 2018, between Keith Anderson and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.16	Employment Agreement, dated May 3, 2021, between Champion Home Builders, Inc. and Timothy Larson (incorporated by reference to Exhibit 10.11 of the registrant’s Form 8-K filed May 5, 2021).†
10.17	Form of Performance Stock Unit Agreement for Employees granted in fiscal 2022 and 2023 (incorporated by reference to Exhibit 10.17 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†
10.18

Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2022 and 2023 (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.19

Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2022 and 2023 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.20

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2022 and 2023 (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 30, 2023	/s/ Mark Yost
Mark Yost

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Yost	President, Chief Executive Officer and Director	May 30, 2023
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 30, 2023
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 30, 2023
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Keith Anderson	Director
Keith Anderson		May 30, 2023

/s/ Michael Berman	Director
Michael Berman		May 30, 2023

/s/ Timothy Bernlohr	Director
Timothy Bernlohr		May 30, 2023

/s/ Eddie Capel	Director
Eddie Capel		May 30, 2023

/s/ Michael Kaufman	Director
Nikul Patel		May 30, 2023

/s/ Erin Mulligan Nelson	Director
Michael Kaufman		May 30, 2023

/s/ Nikul Patel	Director
Erin Mulligan Nelson		May 30, 2023

/s/ Gary E. Robinette	Director
Gary E. Robinette		May 30, 2023

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of April 1, 2023 and April 2, 2022, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2023, expressed an unqualified opinion thereon.

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

Workers’ Compensation
Description of the Matter

The Company had workers’ compensation reserves of $23.8 million as of April 1, 2023. As described in Note 1 to the consolidated financial statements, the Company is self-insured for a significant portion of its workers’ compensation obligations. Workers’ compensation costs are accrued for incurred claims and estimated claims incurred but not yet reported.

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

May 30, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Factory Expo, which is included in the 2023 consolidated financial statements of the Company and constituted approximately 2% of total assets as of April 1, 2023 and approximately 2% of revenues for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Factory Expo.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 30, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 30, 2023

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	April 1, 2023	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$747,453	$435,413
Trade accounts receivable, net	67,296	90,536
Inventories, net	202,238	241,334
Other current assets	26,479	14,977
Total current assets	1,043,466	782,260
Long-term assets:
Property, plant, and equipment, net	177,125	132,985
Goodwill	196,574	191,970
Amortizable intangible assets, net	45,343	51,283
Deferred tax assets	17,422	17,750
Other noncurrent assets	82,794	58,371
Total assets	$1,562,724	$1,234,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$—	$35,460
Accounts payable	44,702	92,159
Other current liabilities	204,215	222,493
Total current liabilities	248,917	350,112
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	5,964	5,124
Other liabilities	62,412	41,840
Total long-term liabilities	80,806	59,394

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,108 and 56,838 shares issued as of April 1, 2023 and April 2, 2022, respectively.	1,585	1,573
Additional paid-in capital	519,479	502,846
Retained earnings	725,672	327,902
Accumulated other comprehensive loss	(13,735)	(7,208)
Total equity	1,233,001	825,113
Total liabilities and stockholders' equity	$1,562,724	$1,234,619

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Operations

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net sales	$2,606,560	$2,207,229	$1,420,881
Cost of sales	1,787,879	1,618,106	1,133,186
Gross profit	818,681	589,123	287,695
Selling, general, and administrative expenses	300,396	256,218	178,936
Operating income	518,285	332,905	108,759
Interest expense	3,276	3,245	3,813
Interest income	(18,253)	(733)	(565)
Other income	(634)	(36)	(5,889)
Income before income taxes	533,896	330,429	111,400
Income tax expense	132,094	82,385	26,501
Net income	$401,802	$248,044	$84,899
Net income per share:
Basic	$7.05	$4.37	$1.50
Diluted	$7.00	$4.33	$1.49

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Net income	$401,802	$248,044	$84,899
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,527)	316	5,235
Total comprehensive income	$395,275	$248,360	$90,134

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Cash flows from operating activities
Net income	$401,802	$248,044	$84,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,726	20,936	17,704
Equity-based compensation	14,160	9,777	6,037
Deferred taxes	1,127	3,019	3,588
Amortization of deferred financing fees	357	690	506
(Gain) loss on disposal of property, plant, and equipment	(129)	612	(61)
Foreign currency transaction loss (gain)	828	(83)	(519)
Change in assets and liabilities, net of business acquired:
Accounts receivable	23,090	(32,854)	(9,305)
Inventories	49,196	(75,019)	(31,030)
Other assets	(11,930)	(28,217)	967
Accounts payable	(49,082)	34,824	16,371
Accrued expenses and other current liabilities	(39,920)	42,750	64,740
Net cash provided by operating activities	416,225	224,479	153,897
Cash flows from investing activities
Additions to property, plant, and equipment	(52,244)	(31,979)	(8,016)
Cash paid for acquisitions, net of cash acquired	(6,810)	(207)	(52,548)
Cash paid for equity method investment	(2,500)	—	—
Proceeds from life insurance policies	—	—	1,829
Proceeds from disposal of property, plant, and equipment	375	219	1,927
Net cash used in investing activities	(61,179)	(31,967)	(56,808)
Cash flows from financing activities
Changes in floor plan financing, net	(35,460)	9,728	(8,181)
Payments on revolving debt facility	—	(26,900)	(38,000)
Payments for deferred financing fees	—	(1,130)	—
Stock option exercises	2,473	1,405	55
Tax payments for equity-based compensation	(4,032)	(3,039)	(1,687)
Net cash used in financing activities	(37,019)	(19,936)	(47,813)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,987)	256	3,850
Net increase in cash, cash equivalents, and restricted cash	312,040	172,832	53,126
Cash, cash equivalents, and restricted cash at beginning of period	435,413	262,581	209,455
Cash, cash equivalents, and restricted cash at end of period	$747,453	$435,413	$262,581
Supplemental disclosures of cash flow information
Cash paid for interest	$2,938	$2,664	$3,574
Cash paid for income taxes	$143,600	$73,831	$17,540

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Equity

(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 28, 2020	56,665	$1,570	$485,552	$(48)	$(12,759)	$474,315
Net income	—	—	—	84,899	—	84,899
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	(245)	—	(245)
Equity-based compensation	—	—	6,037	—	—	6,037
Net common stock issued under equity-based compensation plans	(25)	(1)	79	(1,708)	—	(1,630)
Foreign currency translation adjustments	—	—	—	—	5,235	5,235
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	248,044	—	248,044
Equity-based compensation	—	—	9,777	—	—	9,777
Net common stock issued under equity-based compensation plans	198	4	1,401	(3,040)	—	(1,635)
Foreign currency translation adjustments	—	—	—	—	316	316
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	401,802	—	401,802
Equity-based compensation	—	—	14,160	—	—	14,160
Net common stock issued under equity-based compensation plans	270	12	2,473	(4,032)	—	(1,547)
Foreign currency translation adjustments	—	—	—	—	(6,527)	(6,527)
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001

Components of accumulated other comprehensive loss at April 1, 2023, April 2, 2022, and April 3, 2021 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Operations: The Company’s operations consist of manufacturing, retail, construction services, and transportation activities. At April 1, 2023, the Company operated 38 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 31 sales centers that sell manufactured houses to consumers throughout the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2023 and 2022 include the 52-weeks ended April 1, 2023 and April 2, 2022, respectively. Fiscal 2021 includes the 53-weeks ended April 3, 2021.

Revenue Recognition: Revenue is recognized when performance obligations under the terms of a contract are satisfied which generally occurs at a point in time through the transfer of control of promised goods to the Company's customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the product. This includes the transfer of legal title, physical possession, the risks and rewards of ownership, and customer acceptance. Sales revenue is reported net of applicable sales tax. See Note 8, Revenue Recognition, for additional information.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $3.6 million, $1.8 million, and $1.7 million for fiscal 2023, 2022, and 2021, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Allowance for Credit Losses: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At both April 1, 2023 and April 2, 2022, accounts receivable were reflected net of reserves of $1.7 million.

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

At April 1, 2023, the Company owned or leased eight idle manufacturing facilities. The net book value of idle facilities was $10.5 million at April 1, 2023. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. No impairment losses were recorded in fiscal 2023, 2022, or 2021.

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

Assets held for sale: Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in other current assets in the consolidated balance sheets. The Company had no assets classified as held for sale at April 1, 2023 and April 2, 2022.

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

In fiscal 2023, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Unconsolidated affiliates: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated affiliates, consolidated affiliates, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation. If the Company is determined to be the primary beneficiary, it must consolidate the VIE. In determining whether it is the primary beneficiary, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE. The Company uses the equity method to account for its investment in a variable interest entity made in fiscal 2023 in which the Company is not deemed to be the primary beneficiary. The Company's net investment in its unconsolidated affiliate was $2.5 million at April 1, 2023.

Warranty Obligations: The Company’s manufactured housing operations generally provides the homebuyer with an assurance warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing segment as of the balance sheet date. Factors used to calculate the warranty obligation include the estimated number of homes still under warranty, the timing of workorder completion, and the historical average costs incurred to service a home.

Dealer Volume Rebates: The Company’s manufacturing operations sponsors volume rebate programs under which sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At April 1, 2023 and April 2, 2022, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $23.8 million and $19.8 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $11.0 million and $7.4 million at April 1, 2023 and April 2, 2022, respectively.

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

2.
Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	April 1, 2023	April 2, 2022
Raw materials	$100,379	$141,238
Work in process	23,157	26,523
Finished goods and other	78,702	73,573
Total inventories	$202,238	$241,334

At April 1, 2023 and April 2, 2022, reserves for obsolete inventory were $7.9 million and $4.8 million, respectively.

3.
Property, Plant, and Equipment

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	April 1, 2023	April 2, 2022
Land and improvements	$41,749	$39,815
Buildings and improvements	119,226	104,085
Machinery and equipment	91,007	69,518
Construction in progress	30,010	10,280
Property, plant, and equipment, at cost	281,992	223,698
Less accumulated depreciation	(104,867)	(90,713)
Property, plant, and equipment, net	$177,125	$132,985

Depreciation expense for the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021 was $16.1 million, $13.4 million, and $12.1 million, respectively.

4.
Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At April 1, 2023 and April 2, 2022, the Company had goodwill of $196.6 million and $192.0 million, respectively. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. The change in the goodwill balance for fiscal 2023 was the result of acquisitions during the period. At April 1, 2023 there are no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	April 1, 2023			April 2, 2022
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$66,013	$21,497	$87,510	$61,986	$21,419	$83,405
Accumulated amortization	(32,103)	(10,064)	(42,167)	(23,819)	(8,303)	(32,122)
Amortizable intangibles, net	$33,910	$11,433	$45,343	$38,167	$13,116	$51,283
Weighted average remaining amortization period, in years	5.4	6.3	5.6	6.8	6.9	6.8

Amortization of intangible assets for the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021 was $10.6 million, $7.6 million, and $5.6 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2024	$8,613
Fiscal 2025	7,388
Fiscal 2026	7,388
Fiscal 2027	7,346
Fiscal 2028	7,317

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At April 1, 2023 and April 2, 2022, the Company had capitalized cloud computing costs of $25.0 million and $20.5 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying consolidated balance sheets. Amortization of capitalized cloud computing costs was $0.8 million and $0.2 million for the fiscal year ended April 1, 2023 and April 2, 2022.

5.
Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	April 1, 2023	April 2, 2022
Customer deposits	$69,285	$67,396
Accrued volume rebates	25,084	23,505
Accrued warranty obligations	28,576	25,806
Accrued compensation and payroll taxes	41,422	64,888
Accrued insurance	15,075	13,569
Other	24,773	27,329
Total other current liabilities	$204,215	$222,493

6.
Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022
Balance at the beginning of the period	$32,832	$30,469
Warranty expense	54,021	43,314
Cash warranty payments	(50,892)	(40,951)
Balance at end of period	35,961	32,832
Less noncurrent portion in other long-term liabilities	(7,385)	(7,026)
Total current portion	$28,576	$25,806

7.
Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	April 1, 2023	April 2, 2022
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$12,430	$12,430

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

The interest rate on borrowings under the Amended Credit Agreement is based on either LIBOR, or SOFR plus a Replacement Rate, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on ABR plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At April 1, 2023 the interest rate under the Credit Agreement was 6.04% and letters of credit issued under the Credit Agreement totaled $32.1 million. Total available borrowings under the Credit Agreement were $167.9 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at April 1, 2023 and April 2, 2022, including related costs and fees, was 5.76% and 2.18%, respectively. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of April 1, 2023.

Floor Plan Payable

The Company’s retail operations historically utilized floor plan financing to fund the acquisition of manufactured homes for display or resale. At April 2, 2022, the Company had outstanding borrowings on floor plan financing agreements of $35.5 million. All outstanding borrowings were repaid in the third quarter of fiscal 2023 and there were no outstanding borrowings at April 1, 2023. The financing arrangements allow for borrowings up to $43.0 million. Borrowings are secured by the homes and are required to be repaid when the Company sells the home to a customer.

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

For sales to independent wholesale customers, revenue is recognized at the point in time when wholesale floor plan financing or retailer credit approval has been received, the home has shipped and title has transferred, which occurs when the Company has satisfied its contractual obligations and the control of its products has been transferred. The Company does not have an enforceable right to payment prior to shipment. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for those products. The Company’s customers pay for products received in accordance with payment terms that are customary within the industry. As is customary in the factory-built housing industry, a significant portion of the Company’s sales to independent retailers are financed under floor plan financing programs with certain third-party lenders. Floor plan financing arrangements are generally identified prior to shipment of products and payment for sales financed under floor plan programs is generally received 5 to 10 business days from the date of invoice.

For retail sales to consumers from Company-owned retail sales centers, revenue is recognized when the home has been delivered, set up and accepted by the consumer, and title has transferred.

The Company recognizes revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. At April 2, 2022 uncollected billings related to long-term construction contracts totaled $1.4 million. There were no uncollected billings related to long-term construction contracts at April 1, 2023 and no unbilled revenue or receipts in excess of billings for long-term contracts at either April 1, 2023 or April 2, 2022.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year ended April 1, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$2,409,994	$144,289	$—	$2,554,283
Commercial	1,348	—	—	1,348
Transportation	—	—	50,929	50,929
Total	$2,411,342	$144,289	$50,929	$2,606,560

	Year ended April 2, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,980,794	$159,124	$—	$2,139,918
Commercial	10,272	—	—	10,272
Transportation	—	—	57,039	57,039
Total	$1,991,066	$159,124	$57,039	$2,207,229

	Year ended April 3, 2021
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing and retail	$1,254,505	$101,328	$—	$1,355,833
Commercial	11,803	—	—	11,803
Transportation	—	—	53,245	53,245
Total	$1,266,308	$101,328	$53,245	$1,420,881

9.
Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in selling, general, and administrative expenses in the accompanying consolidated statement of operations is shown below:

	Year ended
(Dollars in thousands)	April 1, 2023	April 2, 2022
Operating lease expense	$7,237	$6,621
Short-term lease expense	2,543	1,197
Total lease expense	$9,780	$7,818

Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below:

(Dollars in thousands)	April 1, 2023	April 2, 2022
Right-of-use assets under operating leases:
Other long-term assets	$30,290	$11,171
Lease obligations under operating leases:
Other current liabilities	6,917	4,618
Other long-term liabilities	23,373	6,553
Total lease obligation	$30,290	$11,171

Maturities of operating lease obligations as of April 1, 2023 are shown below:

(Dollars in thousands)	April 1, 2023
Fiscal 2024	$8,675
Fiscal 2025	8,018
Fiscal 2026	7,093
Fiscal 2027	6,586
Fiscal 2028	4,052
Thereafter	1,292
Total undiscounted cash flows	35,716
Less: imputed interest	(5,426)
Lease obligations under operating leases	$30,290

The weighted average lease term and discount rate for operating leases are shown below:

April 1, 2023
Weighted average remaining lease term (in years)	4.8
Weighted average discount rate (as percent)	6.7

Other information related to leases is as follows:

	Year ended
(Dollars in thousands)	April 1, 2023	April 2, 2022
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$19,908	$4,817
Operating cash flows:
Cash paid related to operating lease obligations	$7,305	$6,643

10.
Income Taxes

Pretax income for the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	April 3, 2021

Domestic	$499,715	$300,675	$92,832
Foreign	34,181	29,754	18,568
Income before income taxes	$533,896	$330,429	$111,400

The income tax provision by jurisdiction for the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021 was as follows:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	April 3, 2021

Current:
U.S. federal	$98,242	$55,983	$13,094
Foreign	8,560	7,907	4,738
State	24,000	15,476	5,081
Total current	$130,802	$79,366	$22,913
Deferred
U.S. federal	$78	$2,367	$2,853
Foreign	1,440	1,118	851
State	(226)	(466)	(116)
Total deferred	$1,292	$3,019	$3,588
Total income tax expense	$132,094	$82,385	$26,501

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	April 3, 2021

Tax expense at U.S federal statutory rate	$112,118	$69,390	$23,394
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$18,956	$11,908	$3,969
Foreign tax rate differences	1,566	1,417	900
Recognition of foreign investment basis difference	1,249	1,076	616
Change in deferred tax valuation allowance	(703)	189	1,343
U.S. tax credits	(2,694)	(2,296)	(3,096)
Other	1,602	701	(625)
Total income tax expense	$132,094	$82,385	$26,501

The U.S. income tax rate for fiscal 2023, 2022, and 2021 was 21%.

Deferred tax assets and liabilities at April 1, 2023 and April 2, 2022 consisted of the following:

(Dollars in thousands)	April 1, 2023	April 2, 2022
ASSETS
Warranty reserves	$8,889	$8,043
Intangible assets	8,763	9,833
Lease assets	7,487	2,774
Employee compensation	7,320	12,042
Foreign net operating loss carryforwards	6,343	6,470
Self-insurance reserves	5,851	5,396
Equity-based compensation	3,258	2,206
Dealer volume discounts	2,749	2,077
Inventory reserves and impairments	2,599	1,750
Other	3,987	6,032
Gross deferred tax assets	$57,246	$56,623
LIABILITIES
Property, plant, and equipment	$13,367	$9,901
Lease liabilities	7,487	2,774
Intangible assets	5,974	7,834
Foreign tax basis difference in investments	5,964	5,124
Other	958	5,623
Gross deferred tax liabilities	33,750	31,256
Valuation allowance	(12,038)	(12,741)
Net deferred tax assets	$11,458	$12,626

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

As of April 1, 2023, the Company has state NOL carryforwards in various jurisdictions which expire primarily in 2023 through 2042.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at April 1, 2023 and April 2, 2022.

The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2019. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2020 through fiscal 2023, and U.S. state tax examinations by tax authorities for fiscal 2019 through fiscal 2023.

11.
Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $14.2 million, $9.8 million, and $6.0 million, was recognized in fiscal 2023, 2022, and 2021, respectively. Equity-based compensation expense is included in SG&A expenses in the accompanying consolidated statements of operations. The total associated income tax benefit recognized was $3.3 million, $2.8 million, and $1.0 million in fiscal 2023, 2022, and 2021, respectively. Total unrecognized equity-based compensation for all share-based awards was $29.8 million at April 1, 2023, of which $13.1 million is expected to be recognized in fiscal 2024, $10.4 million in fiscal 2025, and $6.3 million thereafter, or a weighted-average period of 1.77 years.

Time-Vesting and Performance-Vesting Restricted Share Awards

The Company granted awards to its officers, management employees, and certain members of the Board of Managers under an equity-classified management incentive plan (the “MIP”). In accordance with the provisions of the MIP, as modified on June 1, 2018, unvested units granted under the MIP were exchanged for unregistered, time-vesting restricted shares and performance-vesting restricted shares of the Company subject to stock restriction agreements (the “SRAs”). The exchange was accounted for as a modification. The fair value of the awards that vested during fiscal 2021 was $4.2 million.

A summary of the activity associated with these awards is as follows, there was no activity in fiscal 2022 or 2023.

(amounts in thousands)	Time Based Restricted Share Awards

Outstanding at March 28, 2020	145
Vested	(145)
Outstanding at April 3, 2021	—

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

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. There were no stock options granted in fiscal 2023. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 28, 2020	403	$26.29
Granted	138	$31.21
Exercised	(5)	$15.00
Outstanding at April 3, 2021	536	$27.50
Granted	13	$53.06
Exercised	(61)	$25.04
Forfeitures	(1)	$31.68
Outstanding at April 2, 2022	487	$28.50
Exercised	(89)	$27.64
Outstanding at April 1, 2023	398	$28.68	6.7	$18,525

Vested and expected to vest at April 1, 2023	398	$28.68	6.7	$18,525
Exercisable at April 1, 2023	343	$27.97	6.5	$16,223

The assumptions used in the Black-Scholes option-pricing model along with the weighted average grant date fair value for awards granted in the periods presented are as follows:

Option Award Assumptions	Fiscal 2022	Fiscal 2021
Weighted-average assumptions used:
Expected volatility	50.0%	45.0%
Dividend yield	—	—
Risk-free interest rate	1.0%	0.5%
Expected term, in years	6.00	6.00
Weighted average grant date fair value per share	$25.29	$12.48

Performance Share Units

In fiscal 2023 and 2022, the Company issued performance share units that contain market vesting conditions, performance vesting conditions, and service conditions. The performance condition is based on the Company's market share of single family home completions ("SFC Market Share"). The SFC Market Share component of the awards are valued at the market price of a share of the Company's common stock on the date of grant. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 200% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the performance and market conditions as specified in the performance share unit agreement. In fiscal 2021, the Company issued performance share units that contain market vesting conditions and service conditions. The market condition is based on the Company’s TSR compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards. Per the terms of the awards, 0% to 150% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the market condition as specified in the performance share unit agreement. A summary of the activity associated with these awards based on the maximum potential achievement is as follows:

	Shares (in thousands,	Weighted Average Grant Date Fair Value Per Unit,
	at maximum achievement)	(at maximum achievement)
Outstanding at March 28, 2020	345	$9.23
Granted	92	$18.92
Outstanding at April 3, 2021	437	$11.27
Granted	188	$42.23
Vested	(84)	$6.38
Forfeitures	(134)	$3.01
Outstanding at April 2, 2022	407	$29.26
Granted	254	$42.17
Vested	(128)	$33.22
Forfeitures	(3)	$35.88
Outstanding at April 1, 2023	530	$26.20

The assumptions used in the Monte-Carlo simulation for the performance condition of performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Weighted-average assumptions used:
Expected volatility	57.6%	54.8%	50.0%
Dividend yield	—	—	—
Risk-free interest rate	3.7%	1.1%	2.0%
Expected term, in years	3.00	2.98	3.00
Weighted average grant date fair value per share	$84.34	$83.04	$28.38

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $4.9 million, $8.0 million, and $2.5 million during fiscal 2023, 2022, and 2021, respectively.

The weighted average grant date fair value for restricted stock units granted in fiscal 2023, 2022, and 2021 was $61.92, $67.90, and $28.33, respectively.

(units and shares in thousands)	Restricted Stock Units
Outstanding at March 30, 2019	194
Granted	87
Forfeitures	(98)
Outstanding at April 3, 2021	183
Granted	109
Vested	(126)
Forfeitures	(1)
Outstanding at April 2, 2022	165
Granted	267
Vested	(91)
Forfeitures	(11)
Outstanding at April 1, 2023	330

12.
Earnings Per Share

Basic net income per share (“EPS”) attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Certain of the Company’s time-vesting restricted share awards are considered participating securities. Diluted earnings per common share is computed based on the more dilutive of: (i) the two-class method, assuming the participating securities are not exercised or converted; or (ii) the treasury stock method. During fiscal 2021, the two-class method was more dilutive. The two-class method was not applicable to the computation for fiscal 2023 or 2022 as the time-vested restricted share awards were fully vested and no longer considered participating securities.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	April 1, 2023	April 2, 2022	April 3, 2021
Numerator:
Net income	$401,802	$248,044	$84,899
Undistributed earnings allocated to participating securities	—	—	(77)
Net income attributable to the Company's common shareholders	$401,802	$248,044	$84,822
Denominator:
Basic weighted average shares outstanding	56,987	56,816	56,648
Dilutive securities	408	490	325
Diluted weighted average shares outstanding	57,395	57,306	56,973
Basic net income per share:	$7.05	$4.37	$1.50
Diluted net income per share:	$7.00	$4.33	$1.49

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	April 1, 2023	April 2, 2022	April 3, 2021
Stock options	13	11	358
Restricted share units	-	20	-
Performance share units	93	20	-
Total dilutive securities	106	51	358

13.
Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $5.9 million, $4.2 million, and $2.6 million related to this plan during fiscal 2023, 2022, and 2021, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.7 million in both fiscal 2023 and 2022 and $0.5 million in fiscal 2021.

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

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	April 1, 2023	April 2, 2022	April 3, 2021
Net sales:
U.S. Factory-built Housing	$2,411,342	$1,991,066	$1,266,308
Canadian Factory-built Housing	144,289	159,124	101,328
Corporate/Other	50,929	57,039	53,245
Consolidated net sales	$2,606,560	$2,207,229	$1,420,881
Operating income:
U.S. Factory-built Housing EBITDA	$558,988	$360,978	$142,699
Canadian Factory-built Housing EBITDA	32,937	31,692	19,564
Corporate/Other EBITDA	(46,280)	(38,793)	(29,911)
Other income	(634)	(36)	(5,889)
Depreciation	(16,085)	(13,384)	(12,087)
Amortization	(10,641)	(7,552)	(5,617)
Consolidated operating income	$518,285	$332,905	$108,759
Depreciation:
U.S. Factory-built Housing	$13,624	$10,823	$9,620
Canadian Factory-built Housing	1,228	1,111	860
Corporate/Other	1,233	1,450	1,607
Consolidated depreciation	$16,085	$13,384	$12,087
Amortization of U.S. Factory-built Housing intangible assets:	$10,641	$7,552	$5,617
Capital expenditures:
U.S. Factory-built Housing	$47,328	$29,133	$6,261
Canadian Factory-built Housing	4,189	1,419	1,034
Corporate/Other	727	1,427	721
Consolidated capital expenditures	$52,244	$31,979	$8,016

(Dollars in thousands)	April 1, 2023	April 2, 2022
Total Assets:
U.S. Factory-built Housing (1)	$708,573	$695,500
Canadian Factory-built Housing (1)	124,673	107,459
Corporate/Other (1)	729,478	431,660
Consolidated total assets	$1,562,724	$1,234,619
(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

15.
Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $2.5 million and $2.3 million at April 1, 2023 and April 2, 2022, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of April 1, 2023 was estimated to be approximately $386.6 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended April 1, 2023, April 2, 2022, and April 3, 2021.

At April 1, 2023, the Company was contingently obligated for approximately $32.1 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $19.2 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $31.0 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Sales from the Company's Canadian operations were approximately 6% of consolidated sales for fiscal 2023, and 7% in fiscal 2022, 2021. The Company’s net assets in Canada totaled approximately $124.7 million and $107.5 million at April 1, 2023 and April 2, 2022, respectively. The Company has approximately 7,700 employees. The Company’s manufacturing facilities in Canada employ approximately 750 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each have separate expiration dates. The agreements are set to expire at various dates between November 2023 and December 2025.

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts

(Dollars in millions)

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
Fiscal Year Ended April 1, 2023:
Allowance for doubtful accounts	$1.7	$0.3	$(0.3)	$-	$1.7
Valuation allowance for deferred taxes	12.7	(0.3)	(0.2)	(0.2)	12.0
Fiscal Year Ended April 2, 2022:
Allowance for doubtful accounts	$0.4	$1.4	$(0.1)	$-	$1.7
Valuation allowance for deferred taxes	12.6	0.2	(0.1)	-	12.7
Fiscal Year Ended April 3, 2021:
Allowance for doubtful accounts	$0.4	$0.2	$(0.2)	$-	$0.4
Valuation allowance for deferred taxes	11.2	1.4	-	-	12.6