Form 10-Q
period 2023-07-01
Skyline Champion Corp
filed 2023-08-02
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

Number of shares of common stock outstanding as of July 24, 2023: 57,133,392

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	July 1, 2023	April 1, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$797,717	$747,453
Trade accounts receivable, net	50,678	67,296
Inventories, net	196,510	202,238
Other current assets	34,123	26,479
Total current assets	1,079,028	1,043,466
Long-term assets:
Property, plant, and equipment, net	184,259	177,125
Goodwill	196,574	196,574
Amortizable intangible assets, net	42,383	45,343
Deferred tax assets	18,746	17,422
Other noncurrent assets	96,669	82,794
Total assets	$1,617,659	$1,562,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,218	$44,702
Other current liabilities	198,726	204,215
Total current liabilities	245,944	248,917
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	6,305	5,964
Other liabilities	62,059	62,412
Total long-term liabilities	80,794	80,806

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,133 and 57,108 shares issued as of July 1, 2023 and April 1, 2023, respectively	1,586	1,585
Additional paid-in capital	524,907	519,479
Retained earnings	775,980	725,672
Accumulated other comprehensive loss	(11,552)	(13,735)
Total stockholders’ equity	1,290,921	1,233,001
Total liabilities and stockholders’ equity	$1,617,659	$1,562,724

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	July 1, 2023	July 2, 2022
Net sales	$464,769	$725,881
Cost of sales	335,096	496,546
Gross profit	129,673	229,335
Selling, general, and administrative expenses	70,439	72,282
Operating income	59,234	157,053
Interest (income) expense, net	(9,301)	90
Other (income)	—	(634)
Income before income taxes	68,535	157,597
Income tax expense	17,266	40,446
Net income	$51,269	$117,151
Net income per share:
Basic	$0.90	$2.06
Diluted	$0.89	$2.04

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	July 1, 2023	July 2, 2022
Net income	$51,269	$117,151
Other comprehensive income (loss):
Foreign currency translation adjustments	2,183	(2,304)
Total comprehensive income	$53,452	$114,847

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities
Net income	$51,269	$117,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,592	5,616
Amortization of deferred financing fees	69	95
Equity-based compensation	5,428	3,960
Deferred taxes	(997)	1,685
Loss on disposal of property, plant, and equipment	1	6
Foreign currency transaction (gain) loss	(207)	351
Change in assets and liabilities:
Accounts receivable	16,676	(38,141)
Inventories	6,173	(48,855)
Other assets	(6,974)	(11,084)
Accounts payable	1,375	(15,931)
Accrued expenses and other liabilities	(5,548)	32,569
Net cash provided by operating activities	74,857	47,422
Cash flows from investing activities
Additions to property, plant, and equipment	(10,341)	(9,435)
Investment in floor plan loans	(18,466)	—
Proceeds from floor plan loans	3,184	—
Acquisitions, net of cash acquired	—	(9,553)
Proceeds from disposal of property, plant, and equipment	8	17
Net cash used in investing activities	(25,615)	(18,971)
Cash flows from financing activities
Changes in floor plan financing, net	—	2,398
Stock option exercises	—	9
Tax payments for equity-based compensation	(961)	(351)
Net cash (used in) provided by financing activities	(961)	2,056
Effect of exchange rate changes on cash and cash equivalents	1,983	(2,142)
Net increase in cash and cash equivalents	50,264	28,365
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$797,717	$463,778

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended July 1, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	51,269	—	51,269
Equity-based compensation	—	—	5,428	—	—	5,428
Net common stock issued under equity-based compensation plans	25	1	—	(961)	—	(960)
Foreign currency translation adjustments	—	—	—	—	2,183	2,183
Balance at July 1, 2023	57,133	$1,586	$524,907	$775,980	$(11,552)	$1,290,921

	Three months ended July 2, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	117,151	—	117,151
Equity-based compensation	—	—	3,960	—	—	3,960
Net common stock issued under equity-based compensation plans	10	—	9	(351)	—	(342)
Foreign currency translation adjustments	—	—	—	—	(2,304)	(2,304)
Balance at July 2, 2022	56,848	$1,573	$506,815	$444,702	$(9,512)	$943,578

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail, construction services, and transportation activities. At July 1, 2023, the Company operated 39 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. In addition to its core home building business, the Company provides construction services to install and set-up factory-built homes. The Company’s retail operations consist of 31 sales centers that sell manufactured houses to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 30, 2023 (the “Fiscal 2023 Annual Report”).

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2024,” will end on March 30, 2024 and will include 52 weeks. References to “fiscal 2023” refer to the Company’s fiscal year ended April 1, 2023. The three months ended July 1, 2023 and July 2, 2022 each included 13 weeks.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $2.8 million and $1.7 million at July 1, 2023 and April 1, 2023, respectively.

Floor plan receivables consist of $18.5 million of loans the Company purchased from an independent financial institution in the first quarter of fiscal 2024, which the Company intends to hold until maturity or payoff, and amounts loaned by the Company through the independent financial institution to certain independent retailers for purchases of homes manufactured and sold by the Company, both of which are carried net of payments received and recorded at amortized cost. These loans are serviced by the financial institution for which we pay a servicing fee. Upon execution of the financing arrangement, the loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. At July 1, 2023, Floor Plan Receivables are included in Other Current Assets and Other Noncurrent Assets in the Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and the financial institution evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and overall economic environment. We evaluate the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of July 1, 2023. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At July 1, 2023, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was nine months.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in Interest Income in the accompanying Condensed Consolidated Income Statements. Interest income for the three months ended July 1, 2023 was $0.3 million. There were no floor plan receivables as of July 2, 2022 or interest income for the three months then ended.

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

2. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	July 1, 2023	April 1, 2023
Raw materials	$95,137	$100,379
Work in process	24,715	23,157
Finished goods and other	76,658	78,702
Total inventories, net	$196,510	$202,238

At July 1, 2023 and April 1, 2023, reserves for obsolete inventory were $9.1 million and $7.9 million, respectively.

3. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended July 1, 2023 and July 2, 2022 was $4.6 million and $3.7 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	July 1, 2023	April 1, 2023
Land and improvements	$42,079	$41,749
Buildings and improvements	123,799	119,226
Machinery and equipment	96,094	91,007
Construction in progress	31,896	30,010
Property, plant, and equipment, at cost	293,868	281,992
Less: accumulated depreciation	(109,609)	(104,867)
Property, plant, and equipment, net	$184,259	$177,125

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

4. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both July 1, 2023 and April 1, 2023, the Company had goodwill of $196.6 million. At July 1, 2023, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	July 1, 2023			April 1, 2023
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$66,129	$21,543	$87,672	$66,013	$21,497	$87,510
Accumulated amortization	(34,702)	(10,587)	(45,289)	(32,103)	(10,064)	(42,167)
Amortizable intangibles, net	$31,427	$10,956	$42,383	$33,910	$11,433	$45,343

During the three months ended July 1, 2023 and July 2, 2022, amortization of intangible assets was $3.0 million and $1.9 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At July 1, 2023 and April 1, 2023, the Company had capitalized cloud computing costs, net of amortization of $24.9 million and $25.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for both the three months ended July 1, 2023 and July 2, 2022 was $0.2 million.

5. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	July 1, 2023	April 1, 2023
Customer deposits	$64,768	$69,285
Accrued volume rebates	25,080	25,084
Accrued warranty obligations	27,705	28,576
Accrued compensation and payroll taxes	31,172	41,422
Accrued insurance	15,973	15,075
Other	34,028	24,773
Total other current liabilities	$198,726	$204,215

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

6. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022
Balance at beginning of period	$35,961	$32,832
Warranty expense	12,856	11,921
Cash warranty payments	(13,727)	(11,598)
Balance at end of period	35,090	33,155
Less: noncurrent portion in other long-term liabilities	(7,385)	(7,026)
Total current portion	$27,705	$26,129

7. Debt

Long-term debt consisted of the following:

(Dollars in thousands)	July 1, 2023	April 1, 2023
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$12,430	$12,430

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At July 1, 2023 the interest rate under the Amended Credit Agreement was 6.36% and letters of credit issued under the Amended Credit Agreement totaled $34.0 million. Available borrowing capacity under the Amended Credit Agreement as of July 1, 2023 was $166.0 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at July 1, 2023, including related costs and fees, was 5.61%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of July 1, 2023.

8. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended July 1, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$428,785	$26,120	$—	$454,905
Transportation	—	—	9,864	9,864
Total	$428,785	$26,120	$9,864	$464,769

	Three months ended July 2, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$660,811	$45,062	$—	$705,873
Commercial	270	—	—	270
Transportation	—	—	19,738	19,738
Total	$661,081	$45,062	$19,738	$725,881

9. Income Taxes

For the three months ended July 1, 2023 and July 2, 2022, the Company recorded $17.3 million and $40.4 million of income tax expense and had an effective tax rate of 25.2% and 25.7%, respectively.

The Company’s effective tax rate for the three months ended July 1, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended July 2, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At July 1, 2023, the Company had no unrecognized tax benefits.

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	July 1, 2023	July 2, 2022
Numerator:
Net income attributable to the Company's common shareholders	$51,269	$117,151
Denominator:
Basic weighted-average shares outstanding	57,183	56,910
Dilutive securities	475	387
Diluted weighted-average shares outstanding	57,658	57,297

Basic net income per share	$0.90	$2.06
Diluted net income per share	$0.89	$2.04

11. Segment Information

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and operating assets.

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes manufacturing and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, corporate costs directly incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. Total assets for Corporate/Other primarily include cash and certain U.S. deferred tax items not specifically allocated to another segment.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022
Net sales:
U.S. Factory-built Housing	$428,785	$661,081
Canadian Factory-built Housing	26,120	45,062
Corporate/Other	9,864	19,738
Consolidated net sales	$464,769	$725,881
Operating income:
U.S. Factory-built Housing EBITDA	$74,233	$161,565
Canadian Factory-built Housing EBITDA	4,764	11,327
Corporate/Other EBITDA	(12,171)	(9,589)
Other (income)	—	(634)
Depreciation	(4,633)	(3,670)
Amortization	(2,959)	(1,946)
Consolidated operating income	$59,234	$157,053
Depreciation:
U.S. Factory-built Housing	$4,128	$3,037
Canadian Factory-built Housing	356	281
Corporate/Other	149	352
Consolidated depreciation	$4,633	$3,670
Amortization of U.S. Factory-built Housing intangible assets:	$2,959	$1,946
Capital expenditures:
U.S. Factory-built Housing	$9,678	$8,933
Canadian Factory-built Housing	466	361
Corporate/Other	197	141
Consolidated capital expenditures	$10,341	$9,435

(Dollars in thousands)	July 1, 2023	April 1, 2023
Total Assets:
U.S. Factory-built Housing (1)	$691,008	$708,573
Canadian Factory-built Housing (1)	129,233	124,673
Corporate/Other (1)	797,418	729,478
Consolidated total assets	$1,617,659	$1,562,724

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

12. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $2.2 million and $2.5 million at July 1, 2023 and April 1, 2023, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of July 1, 2023 was estimated to be $333.7 million. Losses incurred on homes repurchased were immaterial during the three months ended July 1, 2023 and July 2, 2022.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At July 1, 2023, the Company was contingently obligated for $34.0 million under letters of credit, consisting of $12.6 million to support long-term debt, $21.1 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $31.2 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 39 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 31 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for affordable housing in the U.S. has increased. As a result, the Company focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executed measured expansion of its manufacturing footprint through facility and equipment investments and acquisitions. During fiscal 2023, robust demand began to slow as inflation and higher interest rates made housing less affordable. Even though demand in the housing markets has normalized, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic solutions to homebuyers.

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

In addition to those acquisitions, the Company is also focused on growing its U.S. manufacturing production capacity through various plant start-ups. The Company began production in a previously idled facility in Decatur, Indiana in the first quarter of fiscal 2024. In January 2021, the Company acquired two idle facilities in Pembroke, North Carolina, one of which began production in the fourth quarter of fiscal 2023. In June 2021, the Company acquired two idle facilities in Navasota, Texas and began production at one of those facilities during the fourth quarter of fiscal 2022. The Company is also in the process of opening a previously idled facility in Bartow, Florida, which is expected to begin production in fiscal 2024.

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

The rise in interest rates in response to inflation have impacted the demand for the Company's products in both the U.S. and Canada. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels. As a result, the Company's backlog was $260.0 million as of July 1, 2023 compared to $1.4 billion as of July 2, 2022. Cancellation of end-consumer orders, at the retail level, have been minimal.

For the three months ended July 1, 2023, approximately 86% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 22,217 and 31,893 units during the three months ended May 31, 2023 and 2022, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 17.9% and 18.0%, for the three months ended May 31, 2023 and 2022, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. Manufactured home sales represent approximately 11% of all of U.S. single family home starts. Our market share in the U.S. total housing market was approximately 2.2% for the twelve months ended July 1, 2023.

UNAUDITED INCOME STATEMENTS FOR THE FIRST QUARTER OF FISCAL 2024 VS. 2023

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022
Results of Operations Data:
Net sales	$464,769	$725,881
Cost of sales	335,096	496,546
Gross profit	129,673	229,335
Selling, general, and administrative expenses	70,439	72,282
Operating income	59,234	157,053
Interest (income) expense, net	(9,301)	90
Other (income)	—	(634)
Income before income taxes	68,535	157,597
Income tax expense	17,266	40,446
Net income	$51,269	$117,151

Reconciliation of Adjusted EBITDA:
Net income	$51,269	$117,151
Income tax expense	17,266	40,446
Interest (income) expense, net	(9,301)	90
Depreciation and amortization	7,592	5,616
Transaction costs	—	338
Other	—	(973)
Adjusted EBITDA	$66,826	$162,668
As a percent of net sales:
Gross profit	27.9%	31.6%
Selling, general, and administrative expenses	15.2%	10.0%
Operating income	12.7%	21.6%
Net income	11.0%	16.1%
Adjusted EBITDA	14.4%	22.4%

NET SALES

The following table summarizes net sales for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$464,769	$725,881	$(261,112)	(36.0%)
U.S. manufacturing and retail net sales	$428,785	$661,081	$(232,296)	(35.1%)
U.S. homes sold	4,817	6,813	(1,996)	(29.3%)
U.S. manufacturing and retail average home selling price	$89.0	$97.0	$(8.0)	(8.2%)
Canadian manufacturing net sales	$26,120	$45,062	$(18,942)	(42.0%)
Canadian homes sold	221	352	(131)	(37.2%)
Canadian manufacturing average home selling price	$118.2	$128.0	$(9.8)	(7.7%)
Corporate/Other net sales	$9,864	$19,738	$(9,874)	(50.0%)
U.S. manufacturing facilities in operation at end of period	39	37
U.S. retail sales centers in operation at end of period	31	19
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended July 1, 2023 were $464.8 million, a decrease of $261.1 million, or 36.0%, compared to the three months ended July 2, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $232.3 million, or 35.1%, for the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease was primarily due to a 29.3% decrease in the number of homes sold during the period, as well as an 8.2% decrease in the average home selling price. The decrease in the number of homes sold was due to lower customer orders and lower production volume compared to the prior-year. The average selling price decrease was due, in part, to the impact of disaster relief housing sales of $82.5 million to the Federal Emergency Management Agency ("FEMA") in the first quarter of fiscal 2023, as well as customers electing fewer and lower cost options on new homes and price decreases of certain products to respond to market dynamics. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. The decline in sales was partially offset by the fiscal 2023 acquisitions and plant start-up activities.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $18.9 million, or 42.0% for the three months ended July 1, 2023 compared to the same period in the prior fiscal year, primarily due to a 37.2% decrease in homes sold and a 7.7% decrease in average home selling price. The decrease in homes sold is due to slowing demand. We also reduced prices on certain models in order to respond to changes in demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.7 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended July 1, 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended July 1, 2023, net sales decreased $9.9 million, or 50.0%, primarily attributable to the decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$118,424	$209,637	$(91,213)	(43.5%)
Canadian Factory-built Housing	7,028	14,795	(7,767)	(52.5%)
Corporate/Other	4,221	4,903	(682)	(13.9%)
Total gross profit	$129,673	$229,335	$(99,662)	(43.5%)
Gross profit as a percent of net sales	27.9%	31.6%

Gross profit as a percent of sales during the three months ended July 1, 2023 was 27.9% compared to 31.6% during the three months ended July 2, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $91.2 million, or 43.5%, during the three months ended July 1, 2023 compared to the same period in the prior fiscal year. Gross profit was 27.6% as a percent of segment net sales for the three months ended July 1, 2023 compared to 31.7% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower unit volume and changes in product mix including the decrease in FEMA sales which are generally at higher prices than our core products.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $7.8 million, or 52.5% during the three months ended July 1, 2023 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes and production. Gross profit as a percent of net sales was 26.9% for the three months ended July 1, 2023, compared to 32.8% in the same period of the prior year, primarily the result of decreased prices for our products in response to market demand and decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.7 million, or 13.9%, during the three months ended July 1, 2023 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 42.8% from 24.8% due to revenue mix in the Company's transportation business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$51,279	$53,054	$(1,775)	(3.3%)
Canadian Factory-built Housing	2,620	3,749	(1,129)	(30.1%)
Corporate/Other	16,540	15,479	1,061	6.9%
Total selling, general, and administrative expenses	$70,439	$72,282	$(1,843)	(2.5%)
Selling, general, and administrative expense as a percent of net sales	15.2%	10.0%

Selling, general, and administrative expenses were $70.4 million for the three months ended July 1, 2023, a decrease of $1.8 million, or 2.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $1.8 million, or 3.3%, during the three months ended July 1, 2023 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 12.0% for the three months ended July 1, 2023 compared to 8.0% during the comparable period of the prior fiscal year primarily due to lower sales volume in relation to certain fixed costs and the investment in new capacity. The decrease in selling, general, and administrative expenses resulted from lower sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, partially offset by expenses for business acquired in fiscal 2023 and investments in new capacity.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $1.1 million, or 30.1%, for the three months ended July 1, 2023 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 10.0% for the three months ended July 1, 2023 compared to 8.3% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales. The decrease in selling, general, and administrative expenses is due primarily to incentive compensation which is based on sales volume and profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $1.1 million, or 6.9%, during the three months ended July 1, 2023 as compared to the same period of the prior fiscal year due primarily to higher equity-based compensation.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Interest expense	$377	$903	$(526)	(58.3%)
Less: interest income	(9,678)	(813)	(8,865)	*
Interest (income) expense, net	$(9,301)	$90	$(9,391)	*
Average outstanding floor plan payable	$—	$38,696
Average outstanding long-term debt	$12,430	$12,430

* indicates that the calculated percentage is not meaningful

Interest income, net was $9.3 million for the three months ended July 1, 2023, compared to $0.1 million of expense in the same period of the prior fiscal year. The change was primarily due to higher interest income from higher average invested cash balances, higher interest rates earned on those cash balances, and the repayment of floor plan payables in the third quarter of fiscal 2023.

OTHER INCOME

The following table summarizes other income for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Other income	$—	$(634)	$634	(100.0%)

During the first quarter of fiscal 2023, the Company received insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers' compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Income tax expense	$17,266	$40,446	$(23,180)	(57.3%)
Effective tax rate	25.2%	25.7%

Income tax expense for the three months ended July 1, 2023 was $17.3 million, representing an effective tax rate of 25.2%, compared to income tax expense of $40.4 million, representing an effective tax rate of 25.7% for the three months ended July 2, 2022.

The Company’s effective tax rate for the three months ended July 1, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended July 2, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022	$ Change	% Change
Net income	$51,269	$117,151	$(65,882)	(56.2%)
Income tax expense	17,266	40,446	(23,180)	(57.3%)
Interest (income) expense, net	(9,301)	90	(9,391)	*
Depreciation and amortization	7,592	5,616	1,976	35.2%
Transaction costs	—	338	(338)	*
Other	—	(973)	973	*
Adjusted EBITDA	$66,826	$162,668	$(95,842)	(58.9%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended July 1, 2023 was $66.8 million, a decrease of $95.8 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices and gross margins, partially offset by lower SG&A expenses.

The Company defines Adjusted EBITDA as net income or loss plus expense or minus income: (a) the provision for income taxes; (b) interest (income) expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; and (f) other non-operating income and costs, including but not limited to those costs for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at July 1, 2023 totaled $260.0 million compared to $1.4 billion at July 2, 2022. The decrease in backlog is due to the reduction in demand and increased capacity to manufacture homes. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels. Cancellation of end-customer orders, at the retail level, has been minimal.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended July 1, 2023 and July 2, 2022:

	Three months ended
(Dollars in thousands)	July 1, 2023	July 2, 2022
Net cash provided by (used in):
Operating activities	$74,857	$47,422
Investing activities	(25,615)	(18,971)
Financing activities	(961)	2,056
Effect of exchange rate changes on cash, cash equivalents	1,983	(2,142)
Net increase in cash and cash equivalents	50,264	28,365
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$797,717	$463,778

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At July 1, 2023, $166.0 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $74.9 million for the three months ended July 1, 2023 compared to $47.4 million for the three months ended July 2, 2022. Although net income during the first quarter of fiscal 2023 was higher, cash provided by operating activities was lower than the current year due to the significant investment in working capital items to facilitate the sales to FEMA.

Cash used in investing activities was $25.6 million for the three months ended July 1, 2023 compared to $19.0 million for the three months ended July 2, 2022. The increase in cash used for investing activities was related to the Company's investment in floor plan loans in the first quarter of fiscal 2024, net of payments received.

Cash used in financing activities was $1.0 million for the three months ended July 1, 2023 compared to cash provided by financing activities of $2.1 million for the three months ended July 2, 2022. The increase in cash used in financing activities was primarily due to tax payments on equity-based compensation.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2023 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2023 Annual Report, other than those included in Note 1, "Basis of Presentation".

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
•
the potential disruption to our business caused by public health issues, such as an epidemic or pandemic, and resulting government actions; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2023 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2023 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since April 1, 2023.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at July 1, 2023. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2023.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	August 2, 2023
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	August 2, 2023
Laurie Hough	(Principal Financial Officer)