Form 10-Q
period 2023-09-30
Skyline Champion Corp
filed 2023-11-01
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock outstanding as of October 23, 2023: 57,617,679

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 30, 2023	April 1, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$701,155	$747,453
Trade accounts receivable, net	55,097	67,296
Inventories, net	182,239	202,238
Other current assets	39,447	26,479
Total current assets	977,938	1,043,466
Long-term assets:
Property, plant, and equipment, net	191,766	177,125
Goodwill	196,574	196,574
Amortizable intangible assets, net	40,299	45,343
Deferred tax assets	19,798	17,422
Other noncurrent assets	242,800	82,794
Total assets	$1,669,175	$1,562,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,829	$44,702
Other current liabilities	192,322	204,215
Total current liabilities	243,151	248,917
Long-term liabilities:
Long-term debt	12,430	12,430
Deferred tax liabilities	6,417	5,964
Other liabilities	66,984	62,412
Total long-term liabilities	85,831	80,806

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,162 and 57,108 shares issued as of September 30, 2023 and April 1, 2023, respectively	1,587	1,585
Additional paid-in capital	530,645	519,479
Retained earnings	821,628	725,672
Accumulated other comprehensive loss	(13,667)	(13,735)
Total stockholders’ equity	1,340,193	1,233,001
Total liabilities and stockholders’ equity	$1,669,175	$1,562,724

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$464,236	$806,825	$929,005	$1,532,706
Cost of sales	347,747	532,719	682,843	1,029,265
Gross profit	116,489	274,106	246,162	503,441
Selling, general, and administrative expenses	64,454	83,915	134,893	156,197
Operating income	52,035	190,191	111,269	347,244
Interest (income), net	(10,480)	(1,974)	(19,781)	(1,884)
Other expense (income)	2,065	—	2,065	(634)
Income before income taxes	60,450	192,165	128,985	349,762
Income tax expense	14,781	48,073	32,047	88,519
Net income	$45,669	$144,092	$96,938	$261,243
Net income per share:
Basic	$0.80	$2.53	$1.69	$4.59
Diluted	$0.79	$2.51	$1.68	$4.55

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$45,669	$144,092	$96,938	$261,243
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,115)	(5,295)	68	(7,599)
Total comprehensive income	$43,554	$138,797	$97,006	$253,644

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities
Net income	$96,938	$261,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,378	12,557
Amortization of deferred financing fees	162	175
Equity-based compensation	10,943	7,753
Deferred taxes	(1,919)	3,318
Loss (gain) on disposal of property, plant, and equipment	96	(85)
Foreign currency transaction loss	76	974
Change in assets and liabilities:
Accounts receivable	12,101	7,633
Floor plan receivables	(2,521)	—
Inventories	20,059	11,540
Other assets	(13,434)	(14,489)
Accounts payable	4,387	(21,000)
Accrued expenses and other liabilities	(12,128)	8,947
Net cash provided by operating activities	129,138	278,566
Cash flows from investing activities
Additions to property, plant, and equipment	(22,847)	(25,613)
Cash paid for equity method investment	(1,000)	—
Cash paid for investment in ECN common stock	(78,858)	—
Cash paid for investment in ECN preferred stock	(64,520)	—
Investment in floor plan loans	(18,466)	—
Proceeds from floor plan loans	10,528	—
Acquisitions, net of cash acquired	—	(6,810)
Proceeds from disposal of property, plant, and equipment	524	132
Net cash used in investing activities	(174,639)	(32,291)
Cash flows from financing activities
Changes in floor plan financing, net	—	3,027
Stock option exercises	224	596
Tax payments for equity-based compensation	(982)	(1,363)
Net cash (used in) provided by financing activities	(758)	2,260
Effect of exchange rate changes on cash and cash equivalents	(39)	(6,944)
Net (decrease) increase in cash and cash equivalents	(46,298)	241,591
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$701,155	$677,004

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	57,133	$1,586	$524,907	$775,980	$(11,552)	$1,290,921
Net income	—	—	—	45,669	—	45,669
Equity-based compensation	—	—	5,515	—	—	5,515
Net common stock issued under equity-based compensation plans	29	1	223	(21)	—	203
Foreign currency translation adjustments	—	—	—	—	(2,115)	(2,115)
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193

	Six months ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	96,938	—	96,938
Equity-based compensation	—	—	10,943	—	—	10,943
Net common stock issued under equity-based compensation plans	54	2	223	(982)	—	(757)
Foreign currency translation adjustments	—	—	—	—	68	68
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193

	Three months ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	56,848	$1,573	$506,815	$444,702	$(9,512)	$943,578
Net income	—	—	—	144,092	—	144,092
Equity-based compensation	—	—	3,793	—	—	3,793
Net common stock issued under equity-based compensation plans	77	7	642	(1,074)	—	(425)
Foreign currency translation adjustments	—	—	—	—	(5,295)	(5,295)
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743

	Six months ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	261,243	—	261,243
Equity-based compensation	—	—	7,753	—	—	7,753
Net common stock issued under equity-based compensation plans	87	7	651	(1,425)	—	(767)
Foreign currency translation adjustments	—	—	—	—	(7,599)	(7,599)
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail, construction services, and transportation activities. At September 30, 2023, the Company operated 39 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. In addition to its core home building business, the Company provides construction services to install and set-up factory-built homes. The Company’s retail operations consist of 31 sales centers that sell manufactured houses to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2024,” will end on March 30, 2024 and will include 52 weeks. References to “fiscal 2023” refer to the Company’s fiscal year ended April 1, 2023. The three and six months ended September 30, 2023 and October 1, 2022 each included 13 and 26 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $2.6 million and $1.7 million at September 30, 2023 and April 1, 2023, respectively.

Floor plan receivables consist of loans the Company purchased from an independent financial institution in the first quarter of fiscal 2024 for $18.5 million, of which approximately $8.0 million remains outstanding at September 30, 2023, and amounts loaned by the Company through the financial institution to certain independent retailers for purchases of homes manufactured by the Company, of which $2.6 million was outstanding at September 30, 2023, both of which are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by the financial institution for which we pay a servicing fee. Upon execution of the financing arrangement, the loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. At September 30, 2023, Floor Plan Receivables are included in Other Current Assets and Other Noncurrent Assets in the Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and the financial institution evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and overall economic environment. We evaluate the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of September 30, 2023. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At September 30, 2023, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was nine months.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in Interest Income in the accompanying Condensed Consolidated Income Statements. Interest income for the three and six months ended September 30, 2023 was $0.3 million and $0.6 million, respectively. There were no floor plan receivables as of October 1, 2022 or related interest income for the three and six months then ended.

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

2. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 30, 2023	April 1, 2023
Raw materials	$92,121	$100,379
Work in process	21,239	23,157
Finished goods and other	68,879	78,702
Total inventories, net	$182,239	$202,238

At September 30, 2023 and April 1, 2023, reserves for obsolete inventory were $9.1 million and $7.9 million, respectively.

3. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 30, 2023 and October 1, 2022 was $4.7 million and $4.2 million, respectively. Depreciation expense for the six months ended September 30, 2023 and October 1, 2022 was $9.3 million and $7.8 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 30, 2023	April 1, 2023
Land and improvements	$42,676	$41,749
Buildings and improvements	131,386	119,226
Machinery and equipment	100,694	91,007
Construction in progress	31,035	30,010
Property, plant, and equipment, at cost	305,791	281,992
Less: accumulated depreciation	(114,025)	(104,867)
Property, plant, and equipment, net	$191,766	$177,125

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

4. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both September 30, 2023 and April 1, 2023, the Company had goodwill of $196.6 million. At September 30, 2023, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 30, 2023			April 1, 2023
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$66,019	$21,499	$87,518	$66,013	$21,497	$87,510
Accumulated amortization	(36,200)	(11,019)	(47,219)	(32,103)	(10,064)	(42,167)
Amortizable intangibles, net	$29,819	$10,480	$40,299	$33,910	$11,433	$45,343

During the three months ended September 30, 2023 and October 1, 2022, amortization of intangible assets was $2.1 million and $2.8 million, respectively. During the six months ended September 30, 2023 and October 1, 2022, amortization of intangible assets was $5.0 million and $4.7 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At September 30, 2023 and April 1, 2023, the Company had capitalized cloud computing costs, net of amortization of $25.7 million and $25.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for the three and six months ended September 30, 2023 was $0.2 million and $0.4 million, respectively. Amortization of capitalized cloud computing costs for the three and six months ended October 1, 2022 was $0.2 million and $0.4 million, respectively.

5. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN.

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three and six months ended September 30, 2023, there were no earnings or losses recognized related to the equity method investment. At September 30, 2023, the investment in the common stock of ECN totaled $78.9 million, including $3.1 million of capitalized transaction costs, and is included in Other Noncurrent Assets in the accompanying Condensed Consolidated Balance Sheets.

The Company's investment in the Preferred Shares is included in Other Noncurrent Assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $64.5 million at September 30, 2023 represents the purchase price and capitalized transaction costs of $2.5 million. There have been no adjustments to the carrying amount or impairment of the investment.

Amounts due to ECN, a related party, were not material at September 30, 2023. ECN, through its wholly-owned subsidiary Triad Financial Services, Inc. ("Triad") provides loan servicing for the Company's floor plan receivables, for which we pay a fee that was immaterial for the period subsequent to the investment in ECN. Triad also provides floor plan financing of the Company's products to independent retailers. At September 30, 2023, the Company had repurchase commitments on retailer floor plan loans outstanding with Triad of $55.7 million.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

6. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 30, 2023	April 1, 2023
Customer deposits	$63,746	$69,285
Accrued volume rebates	27,211	25,084
Accrued warranty obligations	29,977	28,576
Accrued compensation and payroll taxes	28,710	41,422
Accrued insurance	14,708	15,075
Other	27,970	24,773
Total other current liabilities	$192,322	$204,215

7. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Balance at beginning of period	$35,090	$33,155	$35,961	$32,832
Warranty expense	14,977	15,839	27,833	27,760
Cash warranty payments	(12,705)	(13,239)	(26,432)	(24,837)
Balance at end of period	37,362	35,755	37,362	35,755
Less: noncurrent portion in other long-term liabilities	(7,385)	(7,026)	(7,385)	(7,026)
Total current portion	$29,977	$28,729	$29,977	$28,729

8. Debt

Long-term debt consisted of the following:

(Dollars in thousands)	September 30, 2023	April 1, 2023
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$12,430	$12,430

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At September 30, 2023 the interest rate under the Amended Credit Agreement

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

was 6.54% and letters of credit issued under the Amended Credit Agreement totaled $34.0 million. Available borrowing capacity under the Amended Credit Agreement as of September 30, 2023 was $166.0 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 30, 2023, including related costs and fees, was 5.62%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of September 30, 2023.

9. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended September 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$428,132	$29,256	$—	$457,388
Transportation	—	—	6,848	6,848
Total	$428,132	$29,256	$6,848	$464,236

	Six months ended September 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$856,917	$55,376	$—	$912,293
Transportation	—	—	16,712	16,712
Total	$856,917	$55,376	$16,712	$929,005

	Three months ended October 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$754,148	$39,198	$—	$793,346
Commercial	89	—	—	89
Transportation	—	—	13,390	13,390
Total	$754,237	$39,198	$13,390	$806,825

	Six months ended October 1, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,414,959	$84,260	$—	$1,499,219
Commercial	359	—	—	359
Transportation	—	—	33,128	33,128
Total	$1,415,318	$84,260	$33,128	$1,532,706

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10. Income Taxes

For the three months ended September 30, 2023 and October 1, 2022, the Company recorded $14.8 million and $48.1 million of income tax expense and had an effective tax rate of 24.5% and 25.0%, respectively. For the six months ended September 30, 2023 and October 1, 2022, the Company recorded $32.0 million and $88.5 million of income tax expense and had an effective tax rate of 24.8% and 25.3%, respectively.

The Company’s effective tax rate for the three and six months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three and six months ended October 1, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At September 30, 2023, the Company had no unrecognized tax benefits.

11. Earnings Per Share

Basic net income per share attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares, including the dilutive effect of stock awards as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income attributable to the Company's common shareholders	$45,669	$144,092	$96,938	$261,243
Denominator:
Basic weighted-average shares outstanding	57,232	56,956	57,224	56,933
Dilutive securities	492	450	471	431
Diluted weighted-average shares outstanding	57,724	57,406	57,695	57,364

Basic net income per share	$0.80	$2.53	$1.69	$4.59
Diluted net income per share	$0.79	$2.51	$1.68	$4.55

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales:
U.S. Factory-built Housing	$428,132	$754,237	$856,917	$1,415,318
Canadian Factory-built Housing	29,256	39,198	55,376	84,260
Corporate/Other	6,848	13,390	16,712	33,128
Consolidated net sales	$464,236	$806,825	$929,005	$1,532,706
Operating income:
U.S. Factory-built Housing EBITDA	$64,752	$199,284	$138,985	$360,849
Canadian Factory-built Housing EBITDA	5,763	10,141	10,527	21,468
Corporate/Other EBITDA	(13,759)	(12,293)	(25,930)	(21,882)
Other expense (income)	2,065	—	2,065	(634)
Depreciation	(4,700)	(4,166)	(9,333)	(7,836)
Amortization	(2,086)	(2,775)	(5,045)	(4,721)
Consolidated operating income	$52,035	$190,191	$111,269	$347,244
Depreciation:
U.S. Factory-built Housing	$4,198	$3,505	$8,326	$6,542
Canadian Factory-built Housing	356	345	712	626
Corporate/Other	146	316	295	668
Consolidated depreciation	$4,700	$4,166	$9,333	$7,836
Amortization of U.S. Factory-built Housing intangible assets:	$2,086	$2,775	$5,045	$4,721
Capital expenditures:
U.S. Factory-built Housing	$11,743	$14,778	$21,421	$23,711
Canadian Factory-built Housing	475	1,068	941	1,429
Corporate/Other	288	332	485	473
Consolidated capital expenditures	$12,506	$16,178	$22,847	$25,613

(Dollars in thousands)			September 30, 2023	April 1, 2023
Total Assets:
U.S. Factory-built Housing (1)			$697,547	$708,573
Canadian Factory-built Housing (1)			125,961	124,673
Corporate/Other (1)			845,667	729,478
Consolidated total assets			$1,669,175	$1,562,724

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

13. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $2.0 million and $2.5 million at September 30, 2023 and April 1, 2023, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of September 30, 2023 was estimated to be $297.1 million. Losses incurred on homes repurchased were immaterial during the three and six months ended September 30, 2023 and October 1, 2022.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At September 30, 2023, the Company was contingently obligated for $34.0 million under letters of credit, consisting of $12.6 million to support long-term debt, $21.1 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $31.3 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

14. Subsequent Event

On October 13, 2023, the Company acquired 100% of the equity interests of Regional Enterprises, LLC and related companies ("Regional"). The purchase price (exclusive of working capital and earnout adjustments) is estimated to be $313 million, net of cash acquired, plus assumed debt, primarily related to inventory floor plan liabilities, of $93 million. The purchase price is subject to an earnout provision as well as customary net working capital adjustments. The Company funded the acquisition with cash on hand and $30 million of the Company’s common stock. Regional, the fourth largest HUD manufacturer in the United States, operates three manufacturing facilities in Alabama and 43 retail sales centers across the southeast U.S. The related acquisition costs, which are included in Other Expense (Income), Net in the Condensed Consolidated Income Statements, were $2.1 million during the three and six months ended September 30, 2023. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is not practical for the Company to provide the major classes of assets acquired and liabilities assumed or pro forma revenue and earnings.

Item 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Skyline Champion Corporation’s condensed consolidated financial statements and the related notes that appear in Item 1 of this Report.

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 39 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 31 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for affordable housing in the U.S. has increased. As a result, the Company focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executed measured expansion of its manufacturing footprint through facility and equipment investments and acquisitions. During fiscal 2023, robust demand began to slow as inflation and higher interest rates made housing less affordable. Even though demand in the housing markets has returned to more normal levels recently, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic solutions to homebuyers.

In October 2023, the Company acquired Regional, which operates three manufacturing facilities in Alabama and 43 retail sales centers across the Southeast U.S. Regional's strong presence in large markets in the Southeast U.S. will help expand our captive retail and manufacturing distribution in the region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. In February 2021, the Company acquired ScotBilt Homes, LLC and related companies (collectively, "Scotbilt"), which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s prior manufacturing footprint in the attractive mid-south region.

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

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") in which the Company made a $137.8 million equity investment in ECN on a private placement basis to purchase 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares. Following the private placement, the Company owns approximately 19.9% interest in ECN. In conjunction with the investment, the Company and ECN entered into a joint venture agreement to develop a captive finance company which allows us to leverage ECN's knowledge and systems to develop tailored dealer floor plan and retail consumer lending products which will facilitate further growth.

The Company's acquisitions and investments are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s home building presence in the U.S. as well as improving the results of operations through streamlining production of similar product categories. These acquisitions and investments are included in the Company's consolidated results for periods subsequent to their respective acquisition dates.

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

The rise in interest rates in response to inflation have impacted the demand for the Company's products in both the U.S. and Canada. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels. As a result, the Company's backlog was $257.8 million as of September 30, 2023 compared to $814.0 million as of October 1, 2022. Cancellation of end-consumer orders, at the retail level, have been minimal.

For the six months ended September 30, 2023, approximately 86% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 22,984 and 30,130 units during the three months ended August 31, 2023 and 2022, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 18.0% and 22.5%, for the three months ended August 31, 2023 and 2022, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. Manufactured home sales represent approximately 11% of all of U.S. single family home starts. Our market share in the U.S. total housing market was approximately 2.0% for the twelve months ended September 30, 2023.

UNAUDITED INCOME STATEMENTS FOR THE SECOND QUARTER OF FISCAL 2024 VS. 2023

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022
Income Statements Data:
Net sales	$464,236	$806,825
Cost of sales	347,747	532,719
Gross profit	116,489	274,106
Selling, general, and administrative expenses	64,454	83,915
Operating income	52,035	190,191
Interest (income), net	(10,480)	(1,974)
Other expense	2,065	—
Income before income taxes	60,450	192,165
Income tax expense	14,781	48,073
Net income	$45,669	$144,092

Reconciliation of Adjusted EBITDA:
Net income	$45,669	$144,092
Income tax expense	14,781	48,073
Interest (income), net	(10,480)	(1,974)
Depreciation and amortization	6,786	6,941
Transaction costs	2,065	—
Adjusted EBITDA	$58,821	$197,132
As a percent of net sales:
Gross profit	25.1%	34.0%
Selling, general, and administrative expenses	13.9%	10.4%
Operating income	11.2%	23.6%
Net income	9.8%	17.9%
Adjusted EBITDA	12.7%	24.4%

NET SALES

The following table summarizes net sales for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$464,236	$806,825	$(342,589)	(42.5%)
U.S. manufacturing and retail net sales	$428,132	$754,237	$(326,105)	(43.2%)
U.S. homes sold	4,842	7,274	(2,432)	(33.4%)
U.S. manufacturing and retail average home selling price	$88.4	$103.7	$(15.3)	(14.8%)
Canadian manufacturing net sales	$29,256	$39,198	$(9,942)	(25.4%)
Canadian homes sold	232	303	(71)	(23.4%)
Canadian manufacturing average home selling price	$126.1	$129.4	$(3.3)	(2.6%)
Corporate/Other net sales	$6,848	$13,390	$(6,542)	(48.9%)
U.S. manufacturing facilities in operation at end of period	39	37
U.S. retail sales centers in operation at end of period	31	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended September 30, 2023 were $464.2 million, a decrease of $342.6 million, or 42.5%, compared to the three months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $326.1 million, or 43.2%, for the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The decrease was primarily due to a 33.4% decrease in the number of homes sold during the period, as well as a 14.8% decrease in the average home selling price. The decrease in the number of homes sold was due to lower customer demand and production volumes compared to the prior year. The average selling price decrease was due, in part, to the impact of disaster relief housing sales of $117.8 million to the Federal Emergency Management Agency ("FEMA") in the second quarter of fiscal 2023, as well as customers choosing smaller homes with fewer or lower cost options on new homes, and decrease in material surcharges. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. The decline in sales was partially offset by sales from the start-up of new plants.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $9.9 million, or 25.4% for the three months ended September 30, 2023 compared to the same period in the prior fiscal year, primarily due to a 23.4% decrease in homes sold and a 2.6% decrease in average home selling price. The decrease in homes sold is due to slowing demand. We also reduced prices on certain models in order to respond to changes in demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.9 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended September 30, 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended September 30, 2023, net sales decreased $6.5 million, or 48.9%, primarily attributable to the decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$105,084	$256,744	$(151,660)	(59.1%)
Canadian Factory-built Housing	8,007	13,170	(5,163)	(39.2%)
Corporate/Other	3,398	4,192	(794)	(18.9%)
Total gross profit	$116,489	$274,106	$(157,617)	(57.5%)
Gross profit as a percent of net sales	25.1%	34.0%

Gross profit as a percent of sales during the three months ended September 30, 2023 was 25.1% compared to 34.0% during the three months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $151.7 million, or 59.1%, during the three months ended September 30, 2023 compared to the same period in the prior fiscal year. Gross profit was 24.5% as a percent of segment net sales for the three months ended September 30, 2023 compared to 34.0% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower product prices, unit volume and changes in product mix including the decrease in FEMA sales which are generally at higher prices than our core products.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $5.2 million, or 39.2%, during the three months ended September 30, 2023 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower product prices, sales volumes and production. Gross profit as a percent of net sales was 27.4% for the three months ended September 30, 2023, compared to 33.6% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs due to lower sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.8 million, or 18.9%, during the three months ended September 30, 2023 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 49.6% from 31.3% due to revenue mix in the Company's transportation business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$46,614	$63,741	$(17,127)	(26.9%)
Canadian Factory-built Housing	2,600	3,373	(773)	(22.9%)
Corporate/Other	15,240	16,801	(1,561)	(9.3%)
Total selling, general, and administrative expenses	$64,454	$83,915	$(19,461)	(23.2%)
Selling, general, and administrative expense as a percent of net sales	13.9%	10.4%

Selling, general, and administrative expenses were $64.5 million for the three months ended September 30, 2023, a decrease of $19.5 million, or 23.2%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $17.1 million, or 26.9%, during the three months ended September 30, 2023 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 10.9% for the three months ended September 30, 2023 compared to 8.5% during the comparable period of the prior fiscal year primarily due to lower sales volume in relation to certain fixed costs. The decrease in selling, general, and administrative expenses resulted from lower sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.8 million, or 22.9%, for the three months ended September 30, 2023 when compared to the same period of the prior fiscal year. The decrease in selling, general, and administrative expenses is due primarily to incentive compensation which is based on sales volume and profitability. Selling, general, and administrative expenses as a percent of segment net sales increased to 8.9% for the three months ended September 30, 2023 compared to 8.6% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $1.6 million, or 9.3%, during the three months ended September 30, 2023 as compared to the same period of the prior fiscal year due primarily to lower incentive compensation offset in part by higher equity-based compensation.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income) expense, net for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Interest expense	$362	$992	$(630)	(63.5%)
Less: interest income	(10,842)	(2,966)	(7,876)	265.5%
Interest (income), net	$(10,480)	$(1,974)	$(8,506)	*
Average outstanding floor plan payable	$—	$37,086
Average outstanding long-term debt	$12,430	$12,430

* indicates that the calculated percentage is not meaningful

Interest income, net was $10.5 million for the three months ended September 30, 2023, compared to $2.0 million in the same period of the prior fiscal year. The change was primarily due to higher interest income from higher average invested cash balances, higher interest rates earned on those cash balances, and the repayment of floor plan payables in the third quarter of fiscal 2023.

OTHER EXPENSE (INCOME)

The following table summarizes other income for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Other expense (income)	$2,065	$—	$2,065	100.0%

Other expense of $2.1 million for the three months ended September 30, 2023 represents transaction costs incurred for the acquisition of Regional.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Income tax expense	$14,781	$48,073	$(33,292)	(69.3%)
Effective tax rate	24.5%	25.0%

Income tax expense for the three months ended September 30, 2023 was $14.8 million, representing an effective tax rate of 24.5%, compared to income tax expense of $48.1 million, representing an effective tax rate of 25.0% for the three months ended October 1, 2022.

The Company’s effective tax rate for the three months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended October 1, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 30, 2023 and October 1, 2022:

	Three months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net income	$45,669	$144,092	$(98,423)	(68.3%)
Income tax expense	14,781	48,073	(33,292)	(69.3%)
Interest (income), net	(10,480)	(1,974)	(8,506)	*
Depreciation and amortization	6,786	6,941	(155)	(2.2%)
Transaction costs	2,065	—	2,065	*
Adjusted EBITDA	$58,821	$197,132	$(138,311)	(70.2%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 30, 2023 was $58.8 million, a decrease of $138.3 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices and gross margins, partially offset by lower SG&A expenses primarily related to incentive compensation on sales and profit levels.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2024 VS. 2023

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022
Income Statements Data:
Net sales	$929,005	$1,532,706
Cost of sales	682,843	1,029,265
Gross profit	246,162	503,441
Selling, general, and administrative expenses	134,893	156,197
Operating income	111,269	347,244
Interest (income), net	(19,781)	(1,884)
Other expense (income)	2,065	(634)
Income before income taxes	128,985	349,762
Income tax expense	32,047	88,519
Net income	$96,938	$261,243

Reconciliation of Adjusted EBITDA:
Net income	$96,938	$261,243
Income tax expense	32,047	88,519
Interest (income), net	(19,781)	(1,884)
Depreciation and amortization	14,378	12,557
Transaction costs	2,065	338
Other	—	(973)
Adjusted EBITDA	$125,647	$359,800
As a percent of net sales:
Gross profit	26.5%	32.8%
Selling, general, and administrative expenses	14.5%	10.2%
Operating income	12.0%	22.7%
Net income	10.4%	17.0%
Adjusted EBITDA	13.5%	23.5%

NET SALES

The following table summarizes net sales for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$929,005	$1,532,706	$(603,701)	(39.4%)
U.S. manufacturing and retail net sales	$856,917	$1,415,318	$(558,401)	(39.5%)
U.S. homes sold	9,659	14,087	(4,428)	(31.4%)
U.S. manufacturing and retail average home selling price	$88.7	$100.5	$(11.8)	(11.7%)
Canadian manufacturing net sales	$55,376	$84,260	$(28,884)	(34.3%)
Canadian homes sold	453	655	(202)	(30.8%)
Canadian manufacturing average home selling price	$122.2	$128.6	$(6.4)	(5.0%)
Corporate/Other net sales	$16,712	$33,128	$(16,416)	(49.6%)
U.S. manufacturing facilities in operation at end of period	39	37
U.S. retail sales centers in operation at end of period	31	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the six months ended September 30, 2023 were $929.0 million, a decrease of $603.7 million, or 39.4%, compared to the six months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $558.4 million, or 39.5%, for the six months ended September 30, 2023 compared to the six months ended October 1, 2022. The decrease was primarily due to a 31.4% decrease in the number of homes sold during the period, as well as an 11.7% decrease in the average home selling price. The decrease in the number of homes sold was due to lower customer demand and lower production volume compared to the prior year. The average selling price decrease was due, in part, to the impact of disaster relief housing sales of $200.3 million to FEMA in the first half of fiscal 2023, as well as customers choosing smaller homes with fewer or lower cost options and a reduction in material surcharges. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. The decline in sales was partially offset by sales from the start-up of new plants.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $28.9 million, or 34.3% for the six months ended September 30, 2023 compared to the same period in the prior fiscal year, primarily due to a 30.8% decrease in homes sold and a 5.0% decrease in average home selling price. The decrease in homes sold is due to slowing demand. We also reduced prices on certain models in order to respond to changes in demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $2.6 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the six months ended September 30, 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the six months ended September 30, 2023, net sales decreased $16.4 million, or 49.6%, primarily attributable to the decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$223,508	$466,381	$(242,873)	(52.1%)
Canadian Factory-built Housing	15,035	27,965	(12,930)	(46.2%)
Corporate/Other	7,619	9,095	(1,476)	(16.2%)
Total gross profit	$246,162	$503,441	$(257,279)	(51.1%)
Gross profit as a percent of net sales	26.5%	32.8%

Gross profit as a percent of sales during the six months ended September 30, 2023 was 26.5% compared to 32.8% during the six months ended October 1, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $242.9 million, or 52.1%, during the six months ended September 30, 2023 compared to the same period in the prior fiscal year. Gross profit was 26.1% as a percent of segment net sales for the six months ended September 30, 2023 compared to 33.0% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower unit volume and changes in product mix including the decrease in FEMA sales which are generally at higher prices than our core products.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $12.9 million, or 46.2% during the six months ended September 30, 2023 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes and production. Gross profit as a percent of net sales was 27.2% for the six months ended September 30, 2023, compared to 33.2% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $1.5 million, or 16.2%, during the six months ended September 30, 2023 compared to the same period of the prior fiscal year. Gross profit increased as a percent of segment net sales to 45.6% from 27.5% due to revenue mix in the Company's transportation business.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$97,893	$116,795	$(18,902)	(16.2%)
Canadian Factory-built Housing	5,220	7,122	(1,902)	(26.7%)
Corporate/Other	31,780	32,280	(500)	(1.5%)
Total selling, general, and administrative expenses	$134,893	$156,197	$(21,304)	(13.6%)
Selling, general, and administrative expense as a percent of net sales	14.5%	10.2%

Selling, general, and administrative expenses were $134.9 million for the six months ended September 30, 2023, a decrease of $21.3 million, or 13.6%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $18.9 million, or 16.2%, during the six months ended September 30, 2023 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 11.4% for the six months ended September 30, 2023 compared to 8.3% during the comparable period of the prior fiscal year primarily due to lower sales volume in relation to certain fixed costs and the investment in new plant operations and the acquisition of Factory Expo. The decrease in selling, general, and administrative expenses resulted from lower sales commissions and incentive compensation which is generally based on sales volume or a measure of profitability, partially offset by expenses for business acquired in fiscal 2023 and investments in new capacity.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $1.9 million, or 26.7%, for the six months ended September 30, 2023 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 9.4% for the six months ended September 30, 2023 compared to 8.5% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales. The decrease in selling, general, and administrative expenses is due primarily to a reduction in incentive compensation which is based on sales volume and profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $0.5 million, or 1.5%, during the six months ended September 30, 2023 as compared to the same period of the prior fiscal year due primarily to lower incentive compensation, more favorable currency translation adjustments for Canadian denominated cash offset in part by higher equity-based compensation.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Interest expense	$739	$1,895	$(1,156)	(61.0%)
Less: interest income	(20,520)	(3,779)	(16,741)	*
Interest (income), net	$(19,781)	$(1,884)	$(17,897)	*
Average outstanding floor plan payable	$—	$37,522
Average outstanding long-term debt	$12,430	$12,430

* indicates that the calculated percentage is not meaningful

Interest income, net was $19.8 million for the six months ended September 30, 2023, compared to $1.9 million in the same period of the prior fiscal year. The change was primarily due to higher interest income from higher average invested cash balances and higher interest rates earned on those cash balances, as well as lower interest expense due to the repayment of floor plan payables in the third quarter of fiscal 2023.

OTHER EXPENSE (INCOME)

The following table summarizes other income for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Other expense (income)	$2,065	$(634)	$2,699	(425.7%)

Other expense of $2.1 million for the six months ended September 30, 2023 represents transaction costs incurred for the acquisition of Regional. Other income of $0.6 million for the six months ended October 1, 2022 was a result of insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Income tax expense	$32,047	$88,519	$(56,472)	(63.8%)
Effective tax rate	24.8%	25.3%

Income tax expense for the six months ended September 30, 2023 was $32.0 million, representing an effective tax rate of 24.8%, compared to income tax expense of $88.5 million, representing an effective tax rate of 25.3% for the six months ended October 1, 2022.

The Company’s effective tax rate for the six months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the six months ended October 1, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022	$ Change	% Change
Net income	$96,938	$261,243	$(164,305)	(62.9%)
Income tax expense	32,047	88,519	(56,472)	(63.8%)
Interest (income), net	(19,781)	(1,884)	(17,897)	*
Depreciation and amortization	14,378	12,557	1,821	14.5%
Transaction costs	2,065	338	1,727	*
Other	—	(973)	973	*
Adjusted EBITDA	$125,647	$359,800	$(234,153)	(65.1%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 30, 2023 was $125.6 million, a decrease of $234.2 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices and gross margins, partially offset by lower SG&A expenses.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at September 30, 2023 totaled $257.8 million compared to $814.0 million at October 1, 2022. The decrease in backlog is due to the reduction in overall housing demand. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels. Cancellation of end-customer orders, at the retail level, has been minimal.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended September 30, 2023 and October 1, 2022:

	Six months ended
(Dollars in thousands)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	$129,138	$278,566
Investing activities	(174,639)	(32,291)
Financing activities	(758)	2,260
Effect of exchange rate changes on cash, cash equivalents	(39)	(6,944)
Net (decrease) increase in cash and cash equivalents	(46,298)	241,591
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$701,155	$677,004

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At September 30, 2023, $166.0 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $129.1 million for the six months ended September 30, 2023 compared to $278.6 million for the six months ended October 1, 2022. The decrease was primarily driven by lower net income in fiscal 2024, partially offset by more favorable changes in working capital items during the first six months of fiscal 2024.

Cash used in investing activities was $174.6 million for the six months ended September 30, 2023 compared to $32.3 million for the six months ended October 1, 2022. The increase in cash used for investing activities was related to the Company's investment in ECN common and preferred stock in fiscal 2024 and the Company's investment in floor plan loans in fiscal 2024, net of payments received.

Cash used in financing activities was $0.8 million for the six months ended September 30, 2023 compared to cash provided by financing activities of $2.3 million for the six months ended October 1, 2022. The change in cash between periods was primarily due to borrowings on floor plan financing in fiscal 2023 that did not reoccur in fiscal 2024.

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
•
data security breaches, cyber security attacks, and other information technology disruptions;
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
•
the possibility that all or part of our investment in ECN might become impaired;
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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at September 30, 2023. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	November 1, 2023
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	November 1, 2023
Laurie Hough	(Principal Financial Officer)