Form 10-Q
period 2023-12-30
Skyline Champion Corp
filed 2024-02-06
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

or

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

Number of shares of common stock outstanding as of January 30, 2024: 57,753,517

SKYLINE CHAMPION CORPORATION

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Skyline Champion Corporation

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 30, 2023	April 1, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$497,907	$747,453
Trade accounts receivable, net	48,659	67,296
Inventories, net	290,542	202,238
Other current assets	33,057	26,479
Total current assets	870,165	1,043,466
Long-term assets:
Property, plant, and equipment, net	287,708	177,125
Goodwill	359,260	196,574
Amortizable intangible assets, net	79,320	45,343
Deferred tax assets	22,255	17,422
Other noncurrent assets	250,711	82,794
Total assets	$1,869,419	$1,562,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floorplan payable	$80,389	$—
Accounts payable	43,810	44,702
Other current liabilities	215,098	204,215
Total current liabilities	339,297	248,917
Long-term liabilities:
Long-term debt	24,663	12,430
Deferred tax liabilities	6,867	5,964
Other liabilities	76,634	62,412
Total long-term liabilities	108,164	80,806

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized 57,636 and 57,108 shares issued as of December 30, 2023 and April 1, 2023, respectively	1,600	1,585
Additional paid-in capital	563,019	519,479
Retained earnings	868,598	725,672
Accumulated other comprehensive loss	(11,259)	(13,735)
Total stockholders’ equity	1,421,958	1,233,001
Total liabilities and stockholders’ equity	$1,869,419	$1,562,724

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net sales	$559,455	$582,322	$1,488,460	$2,115,028
Cost of sales	418,183	408,233	1,101,026	1,437,498
Gross profit	141,272	174,089	387,434	677,530
Selling, general, and administrative expenses	85,091	71,820	219,984	228,017
Operating income	56,181	102,269	167,450	449,513
Interest (income), net	(4,309)	(5,409)	(24,090)	(7,293)
Other expense (income)	756	—	2,821	(634)
Income before income taxes	59,734	107,678	188,719	457,440
Income tax expense	12,764	24,865	44,811	113,384
Net income	$46,970	$82,813	$143,908	$344,056
Net income per share:
Basic	$0.81	$1.45	$2.51	$6.04
Diluted	$0.81	$1.44	$2.49	$6.00

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Nine months ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net income	$46,970	$82,813	$143,908	$344,056
Other comprehensive income (loss):
Foreign currency translation adjustments	2,408	1,008	2,476	(6,591)
Total comprehensive income	$49,378	$83,821	$146,384	$337,465

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine months ended
	December 30, 2023	December 31, 2022

Cash flows from operating activities
Net income	$143,908	$344,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,017	19,341
Amortization of deferred financing fees	255	266
Equity-based compensation	15,231	11,631
Deferred taxes	(3,115)	3,581
Loss (gain) on disposal of property, plant, and equipment	145	(143)
Foreign currency transaction loss	(184)	844
Loss on equity method investment	217	—
Change in assets and liabilities:
Accounts receivable	39,340	42,847
Floor plan receivables	(4,978)	—
Inventories	47,696	30,470
Other assets	(10,756)	(9,895)
Accounts payable	(15,309)	(52,663)
Accrued expenses and other liabilities	(17,850)	(26,291)
Net cash provided by operating activities	218,617	364,044
Cash flows from investing activities
Additions to property, plant, and equipment	(40,986)	(38,177)
Cash paid for equity method investment	(2,250)	—
Cash paid for investment in ECN common stock	(78,858)	—
Cash paid for investment in ECN preferred stock	(64,520)	—
Investment in floor plan loans	(18,466)	—
Proceeds from floor plan loans	14,646	—
Acquisitions, net of cash acquired	(284,545)	(6,810)
Proceeds from disposal of property, plant, and equipment	556	224
Net cash used in investing activities	(474,423)	(44,763)
Cash flows from financing activities
Changes in floor plan financing, net	4,474	(35,460)
Payments on long term debt	(67)	—
Stock option exercises	506	596
Tax payments for equity-based compensation	(983)	(1,363)
Net cash provided by (used in) financing activities	3,930	(36,227)
Effect of exchange rate changes on cash and cash equivalents	2,330	(6,019)
Net (decrease) increase in cash and cash equivalents	(249,546)	277,035
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$497,907	$712,448

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193
Net income	—	—	—	46,970	—	46,970
Equity-based compensation	—	—	4,288	—	—	4,288
Net common stock issued under equity-based compensation plans	19	—	247	—	—	247
Common stock issued for business combination	455	13	27,839	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	2,408	2,408
Balance at December 30, 2023	57,636	$1,600	$563,019	$868,598	$(11,259)	$1,421,958

	Nine months ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	143,908	—	143,908
Equity-based compensation	—	—	15,231	—	—	15,231
Net common stock issued under equity-based compensation plans	73	2	470	(982)	—	(510)
Common stock issued for business combination	455	13	27,839	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	2,476	2,476
Balance at December 30, 2023	57,636	$1,600	$563,019	$868,598	$(11,259)	$1,421,958

	Three months ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2022	56,925	$1,580	$511,250	$587,720	$(14,807)	$1,085,743
Net income	—	—	—	82,813	—	82,813
Equity-based compensation	—	—	3,878	—	—	3,878
Foreign currency translation adjustments	—	—	—	—	1,008	1,008
Balance at December 31, 2022	56,925	$1,580	$515,128	$670,533	$(13,799)	$1,173,442

	Nine months ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	344,056	—	344,056
Equity-based compensation	—	—	11,631	—	—	11,631
Net common stock issued under equity-based compensation plans	87	7	651	(1,425)	—	(767)
Foreign currency translation adjustments	—	—	—	—	(6,591)	(6,591)
Balance at December 31, 2022	56,925	$1,580	$515,128	$670,533	$(13,799)	$1,173,442

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: Skyline Champion Corporation's (the “Company”) operations consist of manufacturing, retail, construction services, and transportation activities. At December 30, 2023, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. In addition to its core home building business, the Company provides construction services to install and set-up factory-built homes. The Company’s retail operations consist of 73 sales centers that sell manufactured houses to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2024,” will end on March 30, 2024 and will include 52 weeks. References to “fiscal 2023” refer to the Company’s fiscal year ended April 1, 2023. The three and nine months ended December 30, 2023 and December 31, 2022 each included 13 and 39 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.7 million at both December 30, 2023 and April 1, 2023.

Floor plan receivables consist of loans the Company purchased from Triad Financial Services, Inc. ("Triad") in the first quarter of fiscal 2024 for $18.5 million, of which approximately $3.8 million remains outstanding at December 30, 2023, and amounts loaned by the Company through that financial institution to certain independent retailers for purchases of homes manufactured by the Company, of which $5.2 million was outstanding at December 30, 2023, both of which are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by the financial institution, to which we pay a servicing fee. Upon execution of the financing arrangement, the loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. At December 30, 2023, floor plan receivables are included in Other Current Assets and Other Noncurrent Assets in the Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and the financial institution evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. We evaluate the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of December 30, 2023. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At December 30, 2023, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was eight months.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in Interest Income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three and nine months ended December 30, 2023 was $0.3 million and $0.9 million, respectively. There were no floor plan receivables as of December 31, 2022 or related interest income for the three and nine months then ended.

Recently issued accounting pronouncements: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

2. Business Combinations

Regional Homes Acquisition

On October 13, 2023, the Company acquired all of the outstanding equity interests in Regional Enterprises, LLC and related companies (collectively, "Regional Homes") for total purchase consideration of $350.9 million, net of assumed indebtedness and preliminary working capital adjustments. The purchase consideration consisted of cash of $317.2 million, the issuance of 455,098 shares of common stock equal to approximately $27.9 million, and contingent consideration with an estimated fair value of $5.9 million. The contingent consideration is related to an earnout provision in the event certain conditions are met per the terms of the purchase agreement, with a maximum earnout amount of $25.0 million. The initial fair value of the earnout was established using a Monte Carlo simulation method and the resulting liability is recorded in Other Liabilities in the accompanying condensed consolidated balance sheets. Subsequent to the acquisition date, the Company adjusted the preliminary purchase price by $5.0 million pursuant to the working capital provisions included within the purchase agreement. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The following table presents the consideration transferred and the preliminary purchase price allocation as of December 30, 2023:

Description	Amount
Fair value of consideration transferred
Fair value of Skyline Champion common stock issued as consideration (455,098 shares at $61.20)	$27,852
Cash consideration	317,164
Preliminary working capital adjustment	5,000
Estimated earn out consideration	5,904
Total consideration	$355,920
Preliminary purchase price allocations:
Cash and cash equivalents	$37,619
Trade accounts receivable	20,654
Inventories	135,669
Other current assets	3,212
Property, plant, and equipment,	86,174
Amortizable intangible assets	41,800
Other noncurrent assets	9,199
Floorplan payable	(75,916)
Accounts payable	(14,427)
Other current liabilities	(35,452)
Long-term debt	(12,233)
Other liabilities	(3,065)
Identifiable net assets acquired	193,234
Goodwill	162,686
Total purchase price	$355,920

Goodwill, which is deductible for income tax purposes, is primarily attributable to expected synergies from the combination of companies and was allocated to reporting units within the Company's U.S. Factory-built Housing segment, which includes its U.S. manufacturing and retail operations.

Cash, trade accounts receivable, other assets, floor plan and accounts payable, long-term debt and other liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $16.9 million in customer relationships and $24.9 million in trade names and are based on an independent appraisal. The fair value of customer relationships was determined using the multi-period excess earnings method and fair value of the trade name was determined using the relief-from-royalty method. The Company estimates that each intangible asset has a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $86.2 million related to property, plant, and equipment and $41.8 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of the acquisition date. For further information on acquired assets measured at fair value, see Note 5, Goodwill and Intangible Assets.

The acquisition of Regional Homes was a taxable business combination. Therefore, the Company’s tax basis in the assets acquired and the liabilities assumed approximate the respective fair values at the acquisition date.

The Company's consolidated net sales and net income for the three and nine months ended December 30, 2023 included $119.7 million and $5.7 million, respectively, from Regional Homes. The following unaudited pro forma information presents a summary of the operating results as if the acquisition of Regional Homes had been completed on April 3, 2022, which is the beginning of the comparable annual reporting period:

	Three months ended		Nine months ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Pro forma net sales	$568,045	$679,444	$1,750,936	$2,492,411
Pro forma net income	$47,058	$87,672	$159,351	$379,416

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

The pro forma results for the three and nine months ended December 30, 2023 and December 31, 2022 reflect amortization of intangible assets, depreciation of property, plant and equipment, reduction of interest expense to reflect the new capital structure, elimination of sales between the Company and Regional Homes, the impact of the fair value step up of Regional Homes' inventory, and the tax effects of the related adjustments. The unaudited pro forma financial information has been prepared for comparative purposes only and it is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

Other Acquisitions

In May 2022, the Company acquired certain operating assets from Manis Custom Builders, Inc. ("Manis"). In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation. The purchase price and net assets acquired for both transactions were not material to the accompanying condensed consolidated financial statements.

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 30, 2023	April 1, 2023
Raw materials	$98,780	$100,379
Work in process	21,774	23,157
Finished goods and other	169,988	78,702
Total inventories, net	$290,542	$202,238

At December 30, 2023 and April 1, 2023, reserves for obsolete inventory were $10.3 million and $7.9 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 30, 2023 and December 31, 2022 was $6.9 million and $3.8 million, respectively. Depreciation expense for the nine months ended December 30, 2023 and December 31, 2022 was $16.2 million and $11.7 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 30, 2023	April 1, 2023
Land and improvements	$71,919	$41,749
Buildings and improvements	168,562	119,226
Machinery and equipment	126,315	91,007
Construction in progress	41,815	30,010
Property, plant, and equipment, at cost	408,611	281,992
Less: accumulated depreciation	(120,903)	(104,867)
Property, plant, and equipment, net	$287,708	$177,125

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 30, 2023 and April 1, 2023, the Company had goodwill of $359.3

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

million and $196.6 million, respectively. The change in goodwill is attributed to the acquisition of Regional Homes. At December 30, 2023, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 30, 2023			April 1, 2023
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$83,035	$46,446	$129,481	$66,013	$21,497	$87,510
Accumulated amortization	(38,100)	(12,061)	(50,161)	(32,103)	(10,064)	(42,167)
Amortizable intangibles, net	$44,935	$34,385	$79,320	$33,910	$11,433	$45,343

During the three months ended December 30, 2023 and December 31, 2022, amortization of intangible assets was $2.8 million and $3.0 million, respectively. During the nine months ended December 30, 2023 and December 31, 2022, amortization of intangible assets was $7.8 million and $7.7 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At December 30, 2023 and April 1, 2023, the Company had capitalized cloud computing costs, net of amortization of $25.9 million and $25.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. Amortization of capitalized cloud computing costs for the three and nine months ended December 30, 2023 was $0.3 million and $0.7 million, respectively. Amortization of capitalized cloud computing costs for the three and nine months ended December 31, 2022 was $0.2 million and $0.6 million, respectively.

6. Investment in ECN Capital Corporation

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three and nine months ended December 30, 2023, the Company's share of ECN's losses of $0.2 million are reflected in Other expense (income) in the accompanying condensed consolidated income statements. There were no earnings or losses recognized related to the equity method investment for the three and nine months ended December 31, 2022. At December 30, 2023, the investment in the common stock of ECN totaled $78.7 million, including $3.1 million of capitalized transaction costs, and is included in Other Noncurrent Assets in the accompanying Condensed Consolidated Balance Sheets.

The Company's investment in the Preferred Shares is included in Other Noncurrent Assets in the accompanying condensed consolidated balance sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $65.1 million at December 30, 2023 represents the purchase price, capitalized transaction costs of $2.5 million and accrued dividends. There have been no adjustments to the carrying amount or impairment of the investment. For the three and nine months ended December 30, 2023, the Company has reflected dividend income of $0.6 million in Other expense (income) on the accompanying condensed consolidated income statements from the dividend income on the investment in ECN Preferred Shares. There was no dividend income from the ECN Preferred Shares for the three and nine months ended December 31, 2022.

Amounts due to ECN, a related party, were not material at December 30, 2023. ECN, through its wholly-owned subsidiary Triad Financial Services ("Triad"), provides loan servicing for the Company's floor plan receivables, for which we pay a fee that was immaterial for the period subsequent to the investment in ECN. Triad also provides floor plan financing of the Company's products to independent retailers. At December 30, 2023, the Company had repurchase commitments of $61.8 million on retailer floor plan loans outstanding with Triad.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 30, 2023	April 1, 2023
Customer deposits	$73,044	$69,285
Accrued volume rebates	28,508	25,084
Accrued warranty obligations	40,681	28,576
Accrued compensation and payroll taxes	33,853	41,422
Accrued insurance	15,896	15,075
Other	23,116	24,773
Total other current liabilities	$215,098	$204,215

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance at beginning of period	$37,362	$35,755	$35,961	$32,832
Warranty expense	17,494	12,958	45,327	40,718
Acquired warranty obligations	11,043	—	11,043	—
Cash warranty payments	(15,833)	(12,575)	(42,265)	(37,412)
Balance at end of period	50,066	36,138	50,066	36,138
Less: noncurrent portion in other long-term liabilities	(9,385)	(7,026)	(9,385)	(7,026)
Total current portion	$40,681	$29,112	$40,681	$29,112

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 30, 2023	April 1, 2023
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	—
Notes payable to Romeo Juliet, LLC, due 2039	2,036	—
Note payable to United Bank, due 2026	4,883	—
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,663	$12,430

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At December 30, 2023 the interest rate under the Amended Credit Agreement was 6.58% and letters of credit issued under the Amended Credit Agreement totaled $34.0 million. Available borrowing capacity under the Amended Credit Agreement as of December 30, 2023 was $166.0 million.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 30, 2023, including related costs and fees, was 5.48%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at December 30, 2023 was 5.4%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with an interest rate of 3.85% that is secured by a Note Receivable from HHB Investment Fund, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. (“WFC”).

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of December 30, 2023.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At December 30, 2023, the Company had outstanding borrowings on floor plan financing agreements of $80.4 million. Total credit line capacity provided under the agreements was $248.0 million as of December 30, 2023. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer. There were no floor plan borrowings at April 1, 2023.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended December 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$521,124	$30,803	$—	$551,927
Transportation	—	—	7,528	7,528
Total	$521,124	$30,803	$7,528	$559,455

	Nine months ended December 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,378,041	$86,179	$—	$1,464,220
Transportation	—	—	24,240	24,240
Total	$1,378,041	$86,179	$24,240	$1,488,460

	Three months ended December 31, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$541,838	$31,342	$—	$573,180
Transportation	—	—	9,142	9,142
Total	$541,838	$31,342	$9,142	$582,322

	Nine months ended December 31, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing and retail	$1,956,797	$115,602	$—	$2,072,399
Commercial	359	—	—	359
Transportation		—	42,270	42,270
Total	$1,957,156	$115,602	$42,270	$2,115,028

11. Income Taxes

For the three months ended December 30, 2023 and December 31, 2022, the Company recorded $12.8 million and $24.9 million of income tax expense and had an effective tax rate of 21.4% and 23.1%, respectively. For the nine months ended December 30, 2023 and December 31, 2022, the Company recorded $44.8 million and $113.4 million of income tax expense and had an effective tax rate of 23.7% and 24.8%, respectively.

The Company’s effective tax rate for the three and nine months ended December 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three and nine months ended December 31, 2022 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At December 30, 2023, the Company had no unrecognized tax benefits.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

12. Earnings Per Share

Basic net income per share attributable to the Company was computed by dividing net income attributable to the Company by the average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares, including the dilutive effect of stock awards as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Dollars and shares in thousands, except per share data)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Numerator:
Net income attributable to the Company's common shareholders	$46,970	$82,813	$143,908	$344,056
Denominator:
Basic weighted-average shares outstanding	57,644	56,971	57,364	56,946
Dilutive securities	492	406	478	444
Diluted weighted-average shares outstanding	58,136	57,377	57,842	57,390

Basic net income per share	$0.81	$1.45	$2.51	$6.04
Diluted net income per share	$0.81	$1.44	$2.49	$6.00

13. Segment Information

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

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net sales:
U.S. Factory-built Housing	$521,124	$541,838	$1,378,041	$1,957,156
Canadian Factory-built Housing	30,803	31,342	86,179	115,602
Corporate/Other	7,528	9,142	24,240	42,270
Consolidated net sales	$559,455	$582,322	$1,488,460	$2,115,028
Operating income:
U.S. Factory-built Housing EBITDA	$71,862	$115,483	$210,847	$476,332
Canadian Factory-built Housing EBITDA	6,473	5,893	17,000	27,361
Corporate/Other EBITDA	(13,271)	(12,323)	(39,201)	(34,205)
Other expense (income)	756	—	2,821	(634)
Depreciation	(6,862)	(3,824)	(16,195)	(11,660)
Amortization	(2,777)	(2,960)	(7,822)	(7,681)
Consolidated operating income	$56,181	$102,269	$167,450	$449,513
Depreciation:
U.S. Factory-built Housing	$6,332	$3,245	$14,658	$9,787
Canadian Factory-built Housing	372	277	1,084	903
Corporate/Other	158	302	453	970
Consolidated depreciation	$6,862	$3,824	$16,195	$11,660
Amortization of U.S. Factory-built Housing intangible assets:	$2,777	$2,960	$7,822	$7,681
Capital expenditures:
U.S. Factory-built Housing	$16,670	$11,181	$38,091	$34,892
Canadian Factory-built Housing	1,091	1,163	2,032	2,592
Corporate/Other	378	220	863	693
Consolidated capital expenditures	$18,139	$12,564	$40,986	$38,177

(Dollars in thousands)			December 30, 2023	April 1, 2023
Total Assets:
U.S. Factory-built Housing (1)			$1,180,081	$708,573
Canadian Factory-built Housing (1)			133,363	124,673
Corporate/Other (1)			555,975	729,478
Consolidated total assets			$1,869,419	$1,562,724

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.9 million and $2.5 million at December 30, 2023 and April 1, 2023, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of December 30, 2023 was estimated to be $286.6 million. Losses incurred on homes repurchased were immaterial during the three and nine months ended December 30, 2023 and December 31, 2022.

Skyline Champion Corporation

Notes to Condensed Consolidated Financial Statements - Continued

At December 30, 2023, the Company was contingently obligated for $34.0 million under letters of credit, consisting of $12.6 million to support long-term debt, $21.1 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $32.8 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Overview

Skyline Champion Corporation (the “Company”) is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Skyline Homes, Champion Home Builders, Genesis Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 43 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 73 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

Over the last several years, demand for affordable housing in the U.S. has increased. As a result, the Company focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as executed measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. During fiscal 2023, robust demand began to slow as inflation and higher interest rates made housing less affordable. Even though demand in the housing markets has returned to more normal levels recently, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic solutions to homebuyers.

In October 2023, the Company acquired Regional Homes, which operates three manufacturing facilities in Alabama and 43 retail sales centers across the Southeast U.S. Regional's strong presence in large HUD markets in the Southeast U.S. greatly expanded our captive retail and manufacturing distribution in the region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S. In February 2021, the Company acquired ScotBilt Homes, LLC and related companies (collectively, "Scotbilt"), which operated two manufacturing facilities in Georgia providing affordable housing throughout Alabama, Florida, Georgia and the Carolinas. The ScotBilt acquisition complemented the Company’s prior manufacturing footprint in the attractive mid-south region.

In addition to those acquisitions, the Company is also focused on growing its U.S. manufacturing production capacity through various plant start-ups. The Company began production in a previously idled facility in Decatur, Indiana in the first quarter of fiscal 2024. In January 2021, the Company acquired two idle facilities in Pembroke, North Carolina, one of which began production in the fourth quarter of fiscal 2023. In June 2021, the Company acquired two idle facilities in Navasota, Texas and began production at one of those facilities during the fourth quarter of fiscal 2022. The Company opened a previously idled facility in Bartow, Florida, which began production in the third quarter of fiscal 2024.

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

The rise in interest rates in response to inflation have impacted the demand for the Company's products in both the U.S. and Canada. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels. As a result, the Company's backlog was $290.4 million as of December 30, 2023 compared to $532.0 million as of December 31, 2022.

For the nine months ended December 30, 2023, approximately 88% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 61,622 and 76,802 units during the eight months ended November 30, 2023 and 2022, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 18.9% and 20.9%, for the eight months ended November 30, 2023 and 2022, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. Manufactured home sales represent approximately 11% of all of U.S. single family home starts. Our market share in the U.S. total housing market was approximately 2.0% for the twelve months ended December 30, 2023.

UNAUDITED INCOME STATEMENTS FOR THE THIRD QUARTER OF FISCAL 2024 VS. 2023

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022
Income Statements Data:
Net sales	$559,455	$582,322
Cost of sales	418,183	408,233
Gross profit	141,272	174,089
Selling, general, and administrative expenses	85,091	71,820
Operating income	56,181	102,269
Interest income, net	(4,309)	(5,409)
Other expense	756	—
Income before income taxes	59,734	107,678
Income tax expense	12,764	24,865
Net income	$46,970	$82,813

Reconciliation of Adjusted EBITDA:
Net income	$46,970	$82,813
Income tax expense	12,764	24,865
Interest income, net	(4,309)	(5,409)
Depreciation and amortization	9,639	6,784
Transaction costs	1,188	—
Adjusted EBITDA	$66,252	$109,053
As a percent of net sales:
Gross profit	25.3%	29.9%
Selling, general, and administrative expenses	15.2%	12.3%
Operating income	10.0%	17.6%
Net income	8.4%	14.2%
Adjusted EBITDA	11.8%	18.7%

NET SALES

The following table summarizes net sales for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$559,455	$582,322	$(22,867)	(3.9%)
U.S. manufacturing and retail net sales	$521,124	$541,838	$(20,714)	(3.8%)
U.S. homes sold	5,643	5,749	(106)	(1.8%)
U.S. manufacturing and retail average home selling price	$92.3	$94.2	$(1.9)	(2.0%)
Canadian manufacturing net sales	$30,803	$31,342	$(539)	(1.7%)
Canadian homes sold	249	273	(24)	(8.8%)
Canadian manufacturing average home selling price	$123.7	$114.8	$8.9	7.8%
Corporate/Other net sales	$7,528	$9,142	$(1,614)	(17.7%)
U.S. manufacturing facilities in operation at end of period	43	37
U.S. retail sales centers in operation at end of period	73	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended December 30, 2023 were $559.5 million, a decrease of $22.9 million, or 3.9%, compared to the three months ended December 31, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $20.7 million, or 3.8%, for the three months ended December 30, 2023 compared to the three months ended December 31, 2022. The decrease was primarily due to a 1.8% decrease in the number of homes sold during the period, as well as a 2.0% decrease in the average home selling price. The decrease in the number of homes sold was due to lower customer demand and production volumes compared to the prior year, partially offset by the addition of $119.7 million of net sales from the Regional Homes acquisition. The decrease in average selling price was due to the decrease in material surcharges and changes in product mix, including customers choosing smaller homes with fewer or lower cost options. The decline in average selling price per home was partially offset by the increase in the number of units sold through our company-owned retail sales centers. The mix of wholesale unit sales versus homes sold through our company-owned stores impacts average selling price per home.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $0.5 million, or 1.7% for the three months ended December 30, 2023 compared to the same period in the prior fiscal year, primarily due to a 8.8% decrease in homes sold partially offset by a 7.8% increase in average home selling price. The increase in average home selling price was due to a change in product mix. The decrease in homes sold is due to slowing demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.1 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended December 30, 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended December 30, 2023, net sales decreased $1.6 million, or 17.7%, primarily attributable to the decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$128,050	$162,092	$(34,042)	(21.0%)
Canadian Factory-built Housing	9,066	8,471	595	7.0%
Corporate/Other	4,156	3,526	630	17.9%
Total gross profit	$141,272	$174,089	$(32,817)	(18.9%)
Gross profit as a percent of net sales	25.3%	29.9%

Gross profit as a percent of sales during the three months ended December 30, 2023 was 25.3% compared to 29.9% during the three months ended December 31, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $34.0 million, or 21.0%, during the three months ended December 30, 2023 compared to the same period in the prior fiscal year. Gross profit was 24.6% as a percent of segment net sales for the three months ended December 30, 2023 compared to 29.9% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower product prices and changes in product mix, including the impact of the Regional Homes acquisition. Regional Homes' core product margins are generally lower than the legacy Skyline Champion U.S. operations’ gross margins. In addition, Regional Homes’ margins were negatively impacted by the effect of purchase accounting increases to the carrying value of inventory that was acquired in the acquisition.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $0.6 million, or 7.0%, during the three months ended December 30, 2023 compared to the same period in the prior fiscal year. The increase in gross profit is primarily due to higher average selling prices, partially offset by lower sales volumes. Gross profit as a percent of net sales was 29.4% for the three months ended December 30, 2023, compared to 27.0% in the same period of the prior year, primarily the result of higher average selling prices.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.6 million, or 17.9%, during the three months ended December 30, 2023 compared to the same period of the prior fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$65,298	$52,813	$12,485	23.6%
Canadian Factory-built Housing	2,965	2,857	108	3.8%
Corporate/Other	16,828	16,150	678	4.2%
Total selling, general, and administrative expenses	$85,091	$71,820	$13,271	18.5%
Selling, general, and administrative expense as a percent of net sales	15.2%	12.3%

Selling, general, and administrative expenses were $85.1 million for the three months ended December 30, 2023, an increase of $13.3 million, or 18.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $12.5 million, or 23.6%, during the three months ended December 30, 2023 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 12.5% for the three months ended December 30, 2023 compared to 9.7% during the comparable period of the prior fiscal year primarily due to lower sales volume in relation to certain fixed costs and the inclusion of the Regional Homes acquisition. Company-owned retail sales centers generally incur a higher rate of selling, general and administrative expenses as a percentage of sales than our manufacturing operations. The increase in SG&A from the Regional Homes acquisition was partially offset by lower sales commissions and incentive compensation from our legacy Skyline Champion U.S. operations, which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.1 million, or 3.8%, for the three months ended December 30, 2023 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 9.6% for the three months ended December 30, 2023 compared to 9.1% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $0.7 million, or 4.2%, during the three months ended December 30, 2023 as compared to the same period of the prior fiscal year due primarily to higher stock-based compensation expense.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income) expense, net for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Interest expense	$1,927	$998	$929	93.1%
Less: interest income	(6,236)	(6,407)	171	(2.7%)
Interest (income), net	$(4,309)	$(5,409)	$1,100	*
Average outstanding floor plan payable	$70,564	$27,244
Average outstanding long-term debt	$23,168	$12,430

* indicates that the calculated percentage is not meaningful

Interest income, net was $4.3 million for the three months ended December 30, 2023, compared to $5.4 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances, and higher average balances of floor plan payables and long-term debt assumed in the acquisition of Regional Homes.

OTHER EXPENSE

The following table summarizes other expense for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Other expense	$756	$—	$756	100.0%

Other expense for the three months ended December 30, 2023 represents transaction costs incurred for the acquisition of Regional of $1.2 million and a loss on the equity method investment in ECN of $0.2 million, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Income tax expense	$12,764	$24,865	$(12,101)	(48.7%)
Effective tax rate	21.4%	23.1%

Income tax expense for the three months ended December 30, 2023 was $12.8 million, representing an effective tax rate of 21.4%, compared to income tax expense of $24.9 million, representing an effective tax rate of 23.1% for the three months ended December 31, 2022.

The Company’s effective tax rate for the three months ended December 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the three months ended December 31, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 30, 2023 and December 31, 2022:

	Three months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Net income	$46,970	$82,813	$(35,843)	(43.3%)
Income tax expense	12,764	24,865	(12,101)	(48.7%)
Interest (income), net	(4,309)	(5,409)	1,100	(20.3%)
Depreciation and amortization	9,639	6,784	2,855	42.1%
Transaction costs	1,188	—	1,188	*
Adjusted EBITDA	$66,252	$109,053	$(42,801)	(39.2%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 30, 2023 was $66.3 million, a decrease of $42.8 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices and gross margins, as well as higher SG&A expenses, offset by additional Adjusted EBITDA from the Regional Homes acquisition.

UNAUDITED INCOME STATEMENTS FOR THE FIRST NINE MONTHS OF FISCAL 2024 VS. 2023

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022
Income Statements Data:
Net sales	$1,488,460	$2,115,028
Cost of sales	1,101,026	1,437,498
Gross profit	387,434	677,530
Selling, general, and administrative expenses	219,984	228,017
Operating income	167,450	449,513
Interest income, net	(24,090)	(7,293)
Other expense (income)	2,821	(634)
Income before income taxes	188,719	457,440
Income tax expense	44,811	113,384
Net income	$143,908	$344,056

Reconciliation of Adjusted EBITDA:
Net income	$143,908	$344,056
Income tax expense	44,811	113,384
Interest income, net	(24,090)	(7,293)
Depreciation and amortization	24,017	19,341
Transaction costs	3,253	338
Other	—	(973)
Adjusted EBITDA	$191,899	$468,853
As a percent of net sales:
Gross profit	26.0%	32.0%
Selling, general, and administrative expenses	14.8%	10.8%
Operating income	11.2%	21.3%
Net income	9.7%	16.3%
Adjusted EBITDA	12.9%	22.2%

NET SALES

The following table summarizes net sales for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$1,488,460	$2,115,028	$(626,568)	(29.6%)
U.S. manufacturing and retail net sales	$1,378,041	$1,957,156	$(579,115)	(29.6%)
U.S. homes sold	15,302	19,836	(4,534)	(22.9%)
U.S. manufacturing and retail average home selling price	$90.1	$98.7	$(8.6)	(8.7%)
Canadian manufacturing net sales	$86,179	$115,602	$(29,423)	(25.5%)
Canadian homes sold	702	928	(226)	(24.4%)
Canadian manufacturing average home selling price	$122.8	$124.6	$(1.8)	(1.4%)
Corporate/Other net sales	$24,240	$42,270	$(18,030)	(42.7%)
U.S. manufacturing facilities in operation at end of period	43	37
U.S. retail sales centers in operation at end of period	73	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the nine months ended December 30, 2023 were $1,488.5 million, a decrease of $626.6 million, or 29.6%, compared to the nine months ended December 31, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations decreased by $579.1 million, or 29.6%, for the nine months ended December 30, 2023 compared to the nine months ended December 31, 2022. The decrease was primarily due to a 22.9% decrease in the number of homes sold during the period, as well as an 8.7% decrease in the average home selling price. The decrease in the number of homes sold was due to the lack of disaster relief housing sales to FEMA in fiscal 2024, lower customer demand and lower production volume compared to the prior year, partially offset by the addition of Regional Homes in the third quarter of fiscal 2024. The average selling price decrease was due, in part, to the impact of disaster relief housing sales of $200.3 million to FEMA in the first half of fiscal 2023, as well as customers choosing smaller homes with fewer or lower cost options and a reduction in material surcharges. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. The decline in sales was partially offset by sales from the start-up of new plants and the addition of Regional Homes which contributed $119.7 million in net sales for the nine months ended December 30, 2023.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $29.4 million, or 25.5% for the nine months ended December 30, 2023 compared to the same period in the prior fiscal year, primarily due to a 24.4% decrease in homes sold and a 1.4% decrease in average home selling price. The decrease in homes sold is due to slowing demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $3.0 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the nine months ended December 30, 2023 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the nine months ended December 30, 2023, net sales decreased $18.0 million, or 42.7%, primarily attributable to the decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$351,558	$628,473	$(276,915)	(44.1%)
Canadian Factory-built Housing	24,101	36,436	(12,335)	(33.9%)
Corporate/Other	11,775	12,621	(846)	(6.7%)
Total gross profit	$387,434	$677,530	$(290,096)	(42.8%)
Gross profit as a percent of net sales	26.0%	32.0%

Gross profit as a percent of sales during the nine months ended December 30, 2023 was 26.0% compared to 32.0% during the nine months ended December 31, 2022. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $276.9 million, or 44.1%, during the nine months ended December 30, 2023 compared to the same period in the prior fiscal year. Gross profit was 25.5% as a percent of segment net sales for the nine months ended December 30, 2023 compared to 32.1% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower unit volume and changes in product mix, including the decrease in FEMA sales which are generally at higher prices than our core products, and the impact of Regional Homes' sales which are generally at a lower gross margin than the legacy Skyline Champion business.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $12.3 million, or 33.9% during the nine months ended December 30, 2023 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes. Gross profit as a percent of net sales was 28.0% for the nine months ended December 30, 2023, compared to 31.5% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased $0.8 million, or 6.7%, during the nine months ended December 30, 2023 compared to the same period of the prior fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$163,191	$169,608	$(6,417)	(3.8%)
Canadian Factory-built Housing	8,185	9,979	(1,794)	(18.0%)
Corporate/Other	48,608	48,430	178	0.4%
Total selling, general, and administrative expenses	$219,984	$228,017	$(8,033)	(3.5%)
Selling, general, and administrative expense as a percent of net sales	14.8%	10.8%

Selling, general, and administrative expenses were $220.0 million for the nine months ended December 30, 2023, a decrease of $8.0 million, or 3.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment decreased $6.4 million, or 3.8%, during the nine months ended December 30, 2023 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 11.8% for the nine months ended December 30, 2023 compared to 8.7% during the comparable period of the prior fiscal year primarily due to lower sales volume in relation to certain fixed costs, additional costs related to the investment in new plant operations, and the acquisitions of Regional Homes and Factory Expo. Generally, selling, general and administrative expenses at our company-owned retail sales centers are at a higher percent of sales than our manufacturing operations. The overall decrease in selling, general, and administrative expenses primarily resulted from lower commission and incentive compensation which is generally based on sales volume or a measure of profitability, partially offset by selling, general, and administrative expenses from the acquisition of Regional Homes.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $1.8 million, or 18.0%, for the nine months ended December 30, 2023 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 9.5% for the nine months ended December 30, 2023 compared to 8.6% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales. The decrease in selling, general, and administrative expenses is due primarily to a reduction in incentive compensation which is based on sales volume or profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $0.2 million, or 0.4%, during the nine months ended December 30, 2023 as compared to the same period of the prior fiscal year due primarily to higher stock-based compensation expense.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income) expense, net for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Interest expense	$2,666	$2,893	$(227)	(7.8%)
Less: interest income	(26,756)	(10,186)	(16,570)	*
Interest (income), net	$(24,090)	$(7,293)	$(16,797)	*
Average outstanding floor plan payable	$23,348	$34,342
Average outstanding long-term debt	$15,983	$12,430

* indicates that the calculated percentage is not meaningful

Interest income, net was $24.1 million for the nine months ended December 30, 2023, compared to $7.3 million in the same period of the prior fiscal year. The change was primarily due to higher interest income from higher average invested cash balances, prior to the acquisition of Regional Homes, and higher interest rates earned on invested cash.

OTHER EXPENSE (INCOME)

The following table summarizes other expense (income) for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Other expense (income)	$2,821	$(634)	$3,455	(545.0%)

Other expense of $2.8 million for the nine months ended December 30, 2023 represents transaction costs incurred for the acquisition of Regional Homes of $3.3 million and a loss on the equity method investment in ECN of $0.2 million, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares. Other income of $0.6 million for the nine months ended December 31, 2022 was a result of insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Income tax expense	$44,811	$113,384	$(68,573)	(60.5%)
Effective tax rate	23.7%	24.8%

Income tax expense for the nine months ended December 30, 2023 was $44.8 million, representing an effective tax rate of 23.7%, compared to income tax expense of $113.4 million, representing an effective tax rate of 24.8% for the nine months ended December 31, 2022.

The Company’s effective tax rate for the nine months ended December 30, 2023 differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions. The Company’s effective tax rate for the nine months ended December 31, 2022 differed from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022	$ Change	% Change
Net income	$143,908	$344,056	$(200,148)	(58.2%)
Income tax expense	44,811	113,384	(68,573)	(60.5%)
Interest (income), net	(24,090)	(7,293)	(16,797)	*
Depreciation and amortization	24,017	19,341	4,676	24.2%
Transaction costs	3,253	338	2,915	*
Other	—	(973)	973	*
Adjusted EBITDA	$191,899	$468,853	$(276,954)	(59.1%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 30, 2023 was $191.9 million, a decrease of $277.0 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices and gross margins, partially offset by lower SG&A expenses and the incremental operating income generated by Regional Homes for the period after the acquisition.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 30, 2023 totaled $290.4 million compared to $532.0 million at December 31, 2022. The decrease in backlog is due to the reduction in overall housing demand. In addition, many of our community customers have reduced order rates in response to excess inventory in their sales channels.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 30, 2023 and December 31, 2022:

	Nine months ended
(Dollars in thousands)	December 30, 2023	December 31, 2022
Net cash provided by (used in):
Operating activities	$218,617	$364,044
Investing activities	(474,423)	(44,763)
Financing activities	3,930	(36,227)
Effect of exchange rate changes on cash, cash equivalents	2,330	(6,019)
Net (decrease) increase in cash and cash equivalents	(249,546)	277,035
Cash and cash equivalents at beginning of period	747,453	435,413
Cash and cash equivalents at end of period	$497,907	$712,448

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At December 30, 2023, $166.0 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $218.6 million for the nine months ended December 30, 2023 compared to $364.0 million for the nine months ended December 31, 2022. The decrease was primarily driven by lower net income in fiscal 2024, partially offset by more favorable changes in working capital items during the first nine months of fiscal 2024 as compared to the same period of the prior year.

Cash used in investing activities was $474.4 million for the nine months ended December 30, 2023 compared to $44.8 million for the nine months ended December 31, 2022. The increase in cash used for investing activities was related to the Company's acquisition of Regional Homes for $284.6 million, net of cash acquired, and the Company's investment in ECN common and preferred stock of $143.4 million in fiscal 2024.

Cash provided by financing activities was $3.9 million for the nine months ended December 30, 2023 compared to cash used in financing activities of $36.2 million for the nine months ended December 31, 2022. The change in cash between periods was primarily due to net repayments on floor plan financing facilities in fiscal 2023 compared to net borrowing of $2.3 million in fiscal 2024.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at December 30, 2023. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2023.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In October 2023, we completed the acquisition of Regional Homes and are currently integrating Regional Homes into our operations, compliance programs and internal control processes. Regional Homes constituted approximately 26% of our total assets as of December 30, 2023, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 8% of our net sales for the nine months ended December 30, 2023. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Regional Homes from our assessment of the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings and claims, including, without limitation, commercial or contractual disputes, product liability claims and other matters. For additional information on legal proceedings, see Note 14 “Commitments, Contingencies and Legal Proceedings – Legal Proceedings,” to the condensed consolidated financial statements included in this Report.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skyline Champion Corporation

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	February 6, 2024
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	February 6, 2024
Laurie Hough	(Principal Financial Officer)