Form 10-K
period 2024-03-30
Skyline Champion Corp
filed 2024-05-29
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2024

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

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $3,409,976,416 (computed by reference to the closing sales price of the Registrant’s common stock as of September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 16, 2024: 57,861,613

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2024 Annual Meeting of Shareholders to be held on August 1, 2024, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
•
quality problems, including the quality of parts sourced from suppliers and related liability and reputational issues, including those related to the remediation of the water intrusion claims;
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
•
the possibility that all or part of our investment in ECN Capital Corp. ("ECN") might become impaired;
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

We are a leading producer of factory-built housing in North America with net sales for the year ended March 30, 2024 (“fiscal 2024”) of approximately $2.0 billion. We have more than 70 years of homebuilding experience, approximately 8,600 employees and 48 manufacturing facilities located in 20 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the multi-family market. Our facilities are strategically located to serve strong regions in the United States and western Canada. We operated 19 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2024. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2023:

•
Number two position in the manufactured housing segment in the United States
•
Number one modular builder in the United States
•
A leading position in western Canada
•
A leading position in park model RV sales

We believe our leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail, construction services, and logistics businesses. Our market share in the United States total housing market is approximately 2.1% in fiscal 2024.

We design and build a range of manufactured and modular homes, park model RVs and cabins, ADUs, and commercial structures. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our award-winning product designs, we seek to meet the needs of our localized customers, while also providing them with an array of pre-designed options. Our products are marketed and distributed through a network of independent and company-owned retail sales centers, community operators, government agencies, and builder/developers. We build homes under some of the most well-known brand names in the factory-built housing industry including Skyline Homes, Champion Homes, Genesis Homes, Regional Homes, Athens Park, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, All American Homes, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home-building business, we provide construction services to install and set-up factory-built homes; we operate a factory-direct manufactured home retail business, marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands, with 74 sales centers spanning the United States at the end of fiscal 2024; and we operate Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

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

Business Strategy

We will continue to pursue opportunities to grow revenue and earnings by constructing quality-built, sustainable, and innovatively designed homes and other modular structures in an environmentally friendly factory setting. In connection with executing this business strategy, we are focused on the following four initiatives:

•
Increasing the operating capacity and profitability of our existing facilities;
•
implementing production automation and enterprise-wide digital technology;
•
continuing a balanced organic and acquisition-based growth strategy; and
•
broadening our offerings to include certain financing products to customers.

Increasing the Operating Capacity and Profitability of our Existing Facilities

We are currently focused on a number of ongoing operational initiatives to further enhance our operating margins and increase production capacity including:

•
Refining our product floor plan designs and options to offer “designed flexibility” to our customers;
•
executing continuous improvement initiatives related to production, procurement and labor cost saving opportunities;
•
enhancing the efficiency and sustainability of our products through value-adding material substitution; and
•
standardizing our manufacturing processes and employing metrics-driven accountability measures across all of our facilities.

Implementing Production Automation and Enterprise-wide Digital Technology

The Company continues to invest in the design and implementation of an enhanced digital customer experience. We are expanding an end-to-end platform where consumers can shop, design, configure, and price their homes online, which we believe will further drive revenue growth for Skyline Champion and our channel partners. Over that last several years, we have experienced tremendous online interest from consumers and believe a digital platform to enhance the buying experience will continue to grow as home buying trends evolve. The platform is complemented by our digital marketing and social engagement initiatives that are attracting new consumers to our brands. We also believe these tools will extend the relationship with our customers after the home buying process is complete, resulting in increased customer satisfaction and expanding revenue opportunities.

In addition to the online experience, we are also using technology for:

•
Investing in production automation technology to mitigate reliance on direct labor, reduce material waste, and improve the precision of our manufacturing processes;
•
in conjunction with our enhanced digital offering for the customer experience, we are moving to an enterprise-wide, cloud based integrated platform. This enhanced technology will offer real-time analytics for improved decision making and will facilitate additional improvements in our manufacturing operations.

During the year, we launched our first automated cabinet construction center. We believe this is a step toward our goal of enhancing our manufacturing process and leveraging opportunities to standardize certain components of our homes, lower certain input costs and improve the quality of what we build for consumers.

Continuing a Balanced Organic and Acquisition-Based Growth Strategy

We continue to focus on growing in strong markets through a combination of business acquisitions and plant start-ups. In October 2023, we acquired Regional Homes, which at the time of the acquisition, operated three manufacturing facilities in Alabama and 43 retail sales centers across the Southeast U.S. Regional's strong presence in large HUD markets in the Southeast U.S. expanded our captive retail and manufacturing distribution in the region. In July 2022, we acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded our internal retail network across a broader portion of the U.S. In May 2022, we acquired Manis Custom Builders, Inc. ("Manis"), which operated a manufacturing facility and retail sales center in North Carolina, in order to expand our manufacturing footprint and further streamline our product offerings in the Southeast U.S. region.

The acquisitions of retail sales centers allows us to expand the way we attract customers. We expect manufactured home buying preferences to continue to evolve over time and believe our investments in retail sales centers, in conjunction with the digital tools discussed above, will help us create a stronger, multifaceted approach to buyer engagement. We also will be able to leverage the information systems, selling tools and experience of Regional, which facilitated their growth to become the largest independent manufactured home retailer in the U.S. prior to the acquisition.

We are also focused on streamlining our U.S. manufacturing production capacity through various plant start-ups. We began production in previously idled facilities in Decatur, Indiana and Bartow, Florida in fiscal 2024. In the fourth quarter of fiscal 2023 and fiscal 2022, we began production in a facility in Pembroke, North Carolina and Navasota, Texas, respectively. We currently have six idle facilities that could be used to further expand our manufacturing capacity.

We have demonstrated our ability to broaden our manufacturing and retail presence through the successful execution of a balance of organic growth and acquisition-based strategy. As demand for affordable housing grows, we will continue to execute on this growth strategy. We continue to explore opportunities to acquire value-enhancing retail locations, manufacturing facilities, and factory-built housing competitors to supplement our organic growth initiatives. We have a proven track-record of executing and integrating acquisitions.

Broadening our Offerings to Include Certain Financing Products to Customers

In September 2023, we entered into a share subscription agreement with ECN in which we made a $137.8 million equity investment in ECN on a private placement basis to purchase 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares. Following the private placement, and assuming conversion of the preferred shares, our ownership interest in ECN was approximately 19.9%.

In conjunction with the investment, the Company and Triad Financial Services, Inc. ("Triad"), a subsidiary of ECN that is a leading factory-built home finance and loan servicing company, established Champion Financing, a captive finance company which allows us to leverage Triad's knowledge and systems to develop tailored dealer floor plan and retail consumer lending products. We believe those product offerings will facilitate further growth and help us capture a greater share of the market.

Environmental, Social and Governance (“ESG”)

We demonstrate our commitment to ESG through company-wide and plant-specific programs and through our everyday business practices when providing high-quality, yet affordable homes to U.S. and Canadian homebuyers. As part of this commitment, we have partnered with a third party to inform, develop, and formalize our ESG strategy and we have completed our first Sustainability Report, which is published on our website at www.skylinechampion.com. Manufactured and modular homes cost up to 50% less per square foot than conventional site-built homes, expanding the opportunity for individuals to own a home despite an ever-growing housing affordability gap.

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

We participate in a reforestation program with Arbor Day Foundation. With forestry products central to the construction of homes, we participate in a program to plant one tree for every tree used in construction of our homes. Through this partnership, we have planted more than one million trees since 2021. Reforestation contributes to the environment by replenishing forests, reducing greenhouses gases ("GHG") emissions, and protecting local watersheds.

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

Human Capital and Diversity

The Skyline Champion team manages our business in accordance with the Company’s Core Operating Principles:

•
Build and develop exceptional teams
•
Create a safe work environment
•
Build strong relationships
•
Take pride in our craftsmanship
•
Act with integrity and respect
•
Be open and honest
•
Run the business like it is your own

We appreciate each member of the Skyline Champion team and the unique skills and diversity of thought that each employee contributes to the overall success of the Company. We maintain an Affirmative Action Plan and strive for an inclusive work environment, rewarding individual contributions that foster innovative ideas for improving our work product and workplace. We strive for an inclusive environment and reward individual contributions that foster innovative ideas for improving our products and workplace. We do not tolerate discrimination or harassment of any kind including but not limited to discrimination or harassment on the basis of gender identity, race, religion, age or disabilities. We are committed to the development of our employees. The Company follows standard onboarding and training protocols for our direct labor team members and also offers management and OSHA training for our supervisors. We are committed to improving employee engagement and reducing turnover through these onboarding, training and mentoring activities. Depending on availability, our plants participate in local outreach programs and hire disadvantaged members of the local community.

In furtherance of our commitments to our employees and communities, the Company has adopted an internal Anti-Human Trafficking Policy applicable to all of our operations and further engaged a third-party vendor to audit our supply chain annually to identify potential human trafficking risks. A copy of our Anti-Human Trafficking Policy is available within the Governance section of our website at www.skylinechampion.com.

We have built a diverse team with a wide range of experiences. As of March 30, 2024, we employed approximately 8,600 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We are proud of the strong relationship we maintain with our employees and seek to support them through competitive compensation packages and a comprehensive suite of benefits. As of March 30, 2024, our manufacturing facilities in Canada employed approximately 700 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each has separate expiration dates. The agreements are set to expire at various dates between May 2024 and November 2026.

We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate. We have adopted a written Code of Business Conduct and have a company wide training program to train and assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a compliance and ethics line which allows for anonymous reporting. All reports are investigated and resolved. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.

We take the health and safety of our employees seriously. We provide a variety of Company sponsored healthcare programs, including health, dental, and vision, that allow employees to manage their and their family's health and wellbeing. We expect each employee to follow our safety standards and protocols. Our Environmental Health and Safety (“EHS”) team works to benchmark and implement EHS best practices across our plants. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition to training and development, we measure and report monthly safety metrics and regularly review our safety performance with our Board of Directors.

Factory-Built Housing

A majority of our manufactured products are constructed in accordance with the regulations and rules of the U.S. Department of Housing and Urban Development (“HUD”) and the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended ("HUD code"). We produce a broad range of manufactured and modular homes under a variety of brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story and single-section homes, as well as multi-family units such as town homes, apartments, duplexes, and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and typically two full bathrooms. We also build park model RVs and cabins for resorts and campgrounds, and ADUs for backyard or recreational living. We believe our portfolio of brands and home offerings, and our ability to quickly shift production gives us the ability to adapt as consumer preferences change or demand in certain markets change.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate architecture, marketing, and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We are also very active in the design and construction of energy-efficient homes and built over 1,600 homes last year that met the Energy Star® certification standards.

We offer our Genesis brand of homes which have features similar to site-built home amenities such as porches and garages. These homes are designed to be eligible for financing programs with terms similar to traditional mortgages which make them attractive to the builder/developer segment of the housing market. We expect our builder/developer customer base to continue to grow as those customers realize the value proposition these homes provide compared to other site-built alternatives.

The components and products used in factory-built housing are generally of the same quality as those used by other homebuilders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. We endeavor to mitigate the impact of supply chain challenges through sourcing alternative materials, where appropriate, and exploring alternative supply options. We generally have been able to pass higher material costs on to customers in the form of surcharges and price increases, although that ability fluctuates over time and by market depending on demand trends. Typically, a one to three-week supply of raw materials is maintained at our manufacturing facilities.

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

The production schedules of our homebuilding facilities are based upon customer orders. Orders are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their customer's lender. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. In typical demand and economic environments, orders are generally filled within 90 days of receipt. At March 30, 2024, we had a manufacturing backlog of home orders with wholesale sales value of approximately $315.8 million. After production of a particular home has commenced, the order becomes noncancelable and the customer is obligated to take delivery of the home.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants. In addition to our traditional channels of distribution, we are one of a limited number of manufactured homebuilders that have been approved for contracts with the Federal Emergency Management Agency (“FEMA”) and have historically provided housing assistance requirements following natural disasters and other housing emergencies. In February 2022, we received a Delivery Disaster Relief Order from FEMA for approximately $200 million in revenue which was completed in the first half of fiscal 2023.

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands. We maintain our company-owned retail presence through 74 retail sales centers across the U.S. Our captive retail distribution enhances the reach of our factory-built housing products directly to homebuyers.

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

During fiscal 2024, the average selling price of our factory-built homes in the U.S. was $90,000 and in Canada was $122,400. Manufactured home wholesale prices generally ranged from $30,000 to over $350,000. Retail sales prices of the homes, without land, generally ranged from $40,000 to over $400,000, depending upon size, floor plan, features, and options.

Logistics

We operate a logistics business, Star Fleet Trucking, specializing in the transportation of manufactured homes and recreational vehicles from manufacturing facilities to retailers. Star Fleet’s delivery logistics are coordinated through dispatch terminals located throughout the U.S. Star Fleet has strong relationships with its customer base, which includes some of the largest manufactured housing companies (including our own factory-built housing operations) and recreational vehicle manufacturers in the U.S.

Market Overview

General. Since July 2020, U.S. and Canadian housing demand has generally been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in those markets. In fiscal 2023, the demand environment slowed in response to a higher inflationary environment and rising interest rates. As a result, home ownership became less affordable and incoming orders began to decrease. As interest rates stabilized in fiscal 2024, we saw a corresponding increase in our customer orders.

In inflationary and higher interest rate environments, factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2023 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 9% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 92,288, 104,374, and 108,964 units during fiscal 2024, 2023, and 2022, respectively. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

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

The two largest manufactured housing consumer demographics are Millennials (generally defined as those born between 1981 – 1996) and Baby Boomers (generally defined as those born between 1946 – 1964). Millennials are generally first-time home buyers who may be attracted by the affordability and diversity of style choices of factory-built homes. Baby Boomers are similarly interested in the value proposition; however, they are also motivated by the energy efficiency and low maintenance requirements of factory-built homes, and by the lifestyle offered by planned communities that are specifically designed for homeowners that fall into this age group. Recently, we have seen market trends pointing to increased sales of ADUs as well as people seeking rent-to-own single-family options.

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 24 months but under certain circumstances can be until the home is sold by the retailer). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $296.3 million as of March 30, 2024. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2024, approximately 35% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 65% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

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

Factory-built housing is also very competitive. According to MHI, in March 2024, there were 36 producers of manufactured homes in the U.S. operating an estimated 148 production facilities. For calendar 2023, the top three companies had a combined market share for HUD code homes of approximately 80%. We estimate that there were approximately 3,000 industry retail locations operating throughout the U.S. during calendar 2023.

Based on industry data reported by IBTS, in fiscal 2024 our U.S. wholesale market share of HUD code homes sold was 19.9%, compared to 20.4% in fiscal 2023. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums. Collectively, manufactured housing represents approximately 9% of annual U.S. single family home starts.

There are a number of other national and regional manufacturers competing for a significant share of the manufactured housing market in the U.S. Certain of these competitors may possess greater financial, manufacturing, distribution, and marketing resources.

Government Regulation

Our manufactured homes are subject to numerous federal, state and local laws, codes and regulations. The majority of our homes are built to comply with the HUD code which includes regulations that cover all aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads, thermal protection and ventilation. To the extent state and local regulations conflict with the HUD code, they are pre-empted. Our modular homes are built to comply with applicable state and local building codes. Our park model RVs are built in conformity with the applicable standards approved by the American National Standards Institute, a private, non-profit organization that administers and coordinates voluntary standards and conformity programs.

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

We operate in a very competitive environment and face competition from a number of other homebuilders in each market in which we operate. We compete with large national and regional home building companies and with smaller local homebuilders for financing, raw materials, and skilled management and labor resources. Some of our manufacturing competitors have captive retail distribution systems and consumer finance and insurance operations. In addition, there are independent factory-built housing retail locations that sell competitors’ products in most areas where our homes are sold and in most areas where we have Company-owned retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete within the housing industry more broadly with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses, condominiums, and repossessed homes. We also compete with resale homes, also referred to as “previously owned” or “existing” homes, as well as rental housing alternatives.

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

Increased attention continues to be directed to publicly traded companies and their activities related to environmental, social and governance (“ESG”) matters, including recently issued rules by the SEC regarding climate-related disclosures. Advocacy groups have campaigned for action to promote change at public companies related to ESG matters. These activities include increasing action related to climate change and the use of energy efficient building products. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

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

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 80% of our shipments of homes in fiscal 2024 were made to independent distributors throughout the U.S. and western Canada. We may not be able to establish relationships with new independent distributors or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent distributors with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

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

We record expenses and liabilities based on the estimated costs required to cover our self-insured liability under our insurance policies, and estimated costs of potential claims and claim adjustment expenses that are above our coverage limits or that are not covered by our insurance policies. For instance, during fiscal 2024, we identified an issue with certain construction materials that resulted in water intrusion-related issues. These estimated costs are based on an analysis of our historical claims and industry data and include an estimate of claims incurred but not yet reported. Due to the degree of judgment required and the potential for variability in the underlying assumptions when deriving estimated liabilities, our actual future costs could differ from those estimated, and the difference could be material to our results of operations.

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

Inflation adversely affects us by increasing costs of raw materials, labor and transportation. Inflation also adversely affects our customers by decreasing purchasing power and ability to afford a new home. The U.S. economy has been experiencing periods of higher inflation, stemming from efforts by the U.S. government to stimulate the economy and other factors. The increased rate of inflation has also lead to higher interest rates, which has had and continue to have a negative impact on the housing industry, as well as increases in our borrowing rates. While we have historically been able to pass along price increases to our customers, in a persistently inflationary environment, we may not be able to raise prices sufficiently in order to maintain our margins.

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

As of March 30, 2024, 18.6% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

An impairment of all or part of our investment in ECN Capital Corporation could adversely affect our operating results and net worth.

As of March 30, 2024, our investment in ECN Capital Corporation ("ECN") was $136.4 million. We assess our investment in ECN for impairment when events or circumstance indicate that a decline in value below the carrying amount of the investment is other than temporary. If our investment in ECN has become impaired, we would charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our investment in ECN could adversely affect our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibility and has delegated responsibility for oversight of this risk to the Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee oversees the management of risks arising from cybersecurity threats and regularly reports to the Board of Directors regarding cybersecurity. The Audit Committee oversees our enterprise risk assessment process, and cybersecurity represents an important component of our overall approach to risk assessment. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on identifying, assessing, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

Our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee, our Vice President ("VP") of Global Technology, and other members of management.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response Planning: We have established and maintain an incident response plan that outlines our response in the event of a cybersecurity incident.

Third-Party Assessments: We periodically assess and test our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. In addition, we regularly engage third parties to perform assessments on our cybersecurity measures. The results of such assessments, audits and reviews are reported to the Audit Committee and, if warranted, the Board of Directors, and we adjust our cybersecurity processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Third-Party Risk Management: We review and evaluate material cybersecurity risks related to the use of third parties, including vendors, service providers and other external users of our systems.

Education and Awareness: We provide regular training regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

Governance

The Audit Committee receives regular presentations and reports from our VP of Global Technology on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Audit Committee then provides regular reports to the Board of Directors. The Audit Committee also receives timely updates on material and potentially material cybersecurity matters from management as part of the risk assessment process. The Audit Committee and the Board of Directors also receive timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.

The VP of Global Technology, working together with a team of cybersecurity professionals and third-party consultants, monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the senior leadership team when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. See "Risks Related to Information Technology" in Item 1A. Risk Factors.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of March 30, 2024:

Location	Owned/Leased
United States
Double Springs, Alabama	Owned
Hamilton, Alabama	Owned
Lynn, Alabama	Owned
Chandler, Arizona	Leased *
Corona, California	Leased
Lindsay, California	Owned
San Jacinto, California	Owned
Woodland, California	Owned
Bartow, Florida	Leased *
Lake City, Florida (two facilities)	Leased *
Ocala, Florida	Owned
Millen, Georgia	Leased**
Waycross, Georgia	Owned
Weiser, Idaho	Owned
Decatur, Indiana	Owned
Topeka, Indiana (three facilities)	Owned
Arkansas City, Kansas	Owned
Benton, Kentucky	Leased
Leesville, Louisiana	Leased
Worthington, Minnesota	Owned
York, Nebraska	Owned
Sangerfield, New York	Owned
Laurinburg, North Carolina	Owned
Lillington, North Carolina	Owned
Pembroke, North Carolina	Owned
Sugar Creek, Ohio	Owned
McMinnville, Oregon	Owned
Claysburg, Pennsylvania	Owned
Ephrata, Pennsylvania	Owned
Leola, Pennsylvania (two facilities)	Owned
Liverpool, Pennsylvania	Owned
Strattanville, Pennsylvania	Owned
Dresden, Tennessee	Leased
Athens, Texas	Owned
Burleson, Texas (two facilities)	Owned
Mansfield, Texas	Owned
Navasota, Texas	Owned
Lancaster, Wisconsin	Owned
Canada
Lethbridge, Alberta	Leased *
Medicine Hat, Alberta	Owned
Kelowna, British Columbia	Leased
Penticton, British Columbia	Owned
Estevan, Saskatchewan	Owned
* -- land only leased; facility owned
** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 74 retail sales centers located across the U.S. and eight terminals for our logistics operations across four states in the U.S. The corporate offices, some of our retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2027 and the contractual lease for our Elkhart, Indiana office expires in September 2028. Two of the manufacturing facilities are encumbered by industrial revenue bonds and two are encumbered by notes payable. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

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

Holders

As of May 16, 2024, the Company had approximately 266 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 31, 2019 to March 31, 2024, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the housing segment, based on an initial investment of $100 on March 31, 2019.

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

	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024
Skyline Champion Corporation	$100.00	$82.53	$238.21	$288.84	$395.95	$447.42
Russell 3000	100.00	90.87	147.70	165.31	151.13	195.39
Peer Group*	100.00	78.35	210.92	170.45	214.24	326.11

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

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows. See also Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended April 1, 2023, which provides additional information on comparisons of fiscal years 2023 and 2022.

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Skyline Homes, Champion Homes, Genesis Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, All American Homes, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 43 manufacturing facilities throughout the U.S. and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 74 sales centers that sell manufactured homes to consumers across the U.S. while the construction services business installs and sets up factory-built homes. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

The Company is focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. Those investments will help improve the Company's ability to satisfy demand for affordable housing. During fiscal 2023, robust demand for housing began to slow as inflation and higher interest rates made housing less affordable. Because the Company offers a more affordable price point than other housing options, the economic environment drives an even greater need for attainable housing solutions. As a result, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic affordable solutions to homebuyers.

In October 2023, the Company acquired Regional Homes, which operates three manufacturing facilities in Alabama and 44 retail sales centers across the Southeast U.S. Regional's strong presence in large HUD markets in the Southeast U.S. greatly expanded our captive retail and manufacturing distribution in the region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Carolinas.

In addition to those acquisitions, the Company is also focused on enhancing its U.S. manufacturing production capacity through various plant start-ups in strategic locations. As a result, the Company began production in previously idled or acquired facilities in Decatur, Indiana and Bartow, Florida in fiscal 2024, a facility in Pembroke, North Carolina in the fourth quarter of fiscal 2023 and a facility in Navasota, Texas in the fourth quarter of fiscal 2022. The Company owns six idle manufacturing facilities that could be used for further manufacturing capacity expansion in future periods.

During fiscal 2024, the Company made an equity investment in ECN. The investment, in part, facilitated the creation of a captive finance company in partnership with Triad. The captive finance company, Champion Financing, provides factory-built home floor plan and consumer loans to retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share.

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

Industry and Company Outlook

Limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in the U.S. and Canadian markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of ADUs and rent-to-own single-family options.

Inflation and higher interest rates have continued to impact demand for the Company's products in both the U.S. and Canada. However, as interest rates stabilized in fiscal 2024, the Company saw an increase in orders from customers over the prior year. Although orders were higher, sales during fiscal 2023 outpaced those in fiscal 2024 as a result of higher production to fill elevated backlog carried over from prior years. The Company's backlog at the end of fiscal 2024 was $315.8 million compared to $308.1 million at the end of fiscal 2023 and $1.6 billion at the end of fiscal 2022.

For fiscal 2024, approximately 88% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD-code industry home shipments were 92,288, 104,374, and 108,964 units during fiscal 2024, 2023, and 2022, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 19.9%, 20.4%, and 19.3% in fiscal 2024, 2023, and 2022, respectively. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts.

RESULTS OF OPERATIONS FOR FISCAL 2024 VS. 2023

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023

Results of Operations Data:
Net sales	$2,024,823	$2,606,560
Cost of sales	1,539,029	1,787,879
Gross profit	485,794	818,681
Selling, general, and administrative expenses	310,589	300,396
Operating income	175,205	518,285
Interest (income), net	(28,254)	(14,977)
Other expense (income), net	2,604	(634)
Income from operations before income taxes	200,855	533,896
Income tax expense	47,136	132,094
Net income before equity in net loss of affiliate	153,719	401,802
Equity in net loss of affiliate	7,023	—
Net income	$146,696	$401,802

Reconciliation of Adjusted EBITDA:
Net income	$146,696	$401,802
Income tax expense	47,136	132,094
Interest (income), net	(28,254)	(14,977)
Depreciation and amortization	34,910	26,726
Transaction costs	3,253	338
Equity in net loss of affiliate	7,023	—
Product liability - water intrusion	34,500	—
Other	—	(972)
Adjusted EBITDA	$245,264	$545,011
As a percent of net sales:
Gross profit	24.0%	31.4%
Selling, general and administrative expenses	15.3%	11.5%
Operating income	8.7%	19.9%
Net income	7.2%	15.4%
Adjusted EBITDA	12.1%	20.9%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2024 and 2023 were each 52-week periods.

NET SALES

The following table summarizes net sales for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Net sales	$2,024,823	$2,606,560	$(581,737)	(22.3%)
U.S. manufacturing and retail net sales	$1,885,507	$2,411,342	$(525,835)	(21.8%)
U.S. homes sold	20,954	24,736	(3,782)	(15.3%)
U.S. manufacturing and retail average home selling price	$90.0	$97.5	$(7.5)	(7.7%)
Canadian manufacturing net sales	$109,089	$144,289	$(35,200)	(24.4%)
Canadian homes sold	891	1,174	(283)	(24.1%)
Canadian manufacturing average home selling price	$122.4	$122.9	$(0.5)	(0.4%)
Corporate/Other net sales	$30,227	$50,929	$(20,702)	(40.6%)
U.S. manufacturing facilities in operation at year end	43	38	5	13%
U.S. retail sales centers in operation at year end	74	31	43	139%
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2024 were $2.0 billion, a decrease of $581.7 million, or 22.3%, over fiscal 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2024 net sales for the Company’s U.S. manufacturing and retail operations decreased by $525.8 million, or 21.8%, from fiscal 2023. The decrease was primarily due to a 15.3% decrease in the number of homes sold during the period, as well as a 7.7% decrease in the average home selling price. The decrease in the number of homes sold was due to lower customer demand, lower production volume and the lack of disaster relief housing sales to FEMA compared to the prior year. The average selling price decrease was due, in part, to customers choosing smaller homes with fewer or lower cost options, generally as a result of pressure on consumers caused by higher borrowing costs, and the lack of disaster relief housing sales to FEMA which were $200.3 million in fiscal 2023. FEMA units generally have more specifications than our typical products and therefore drive a higher average selling price per home. The overall decline in sales was partially offset by contributions from the start-up of new plants and the addition of Regional Homes which contributed $227.8 million in net sales in the period since the completion of the acquisition.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $35.2 million, or 24.4% in fiscal 2024 compared to the prior year, primarily due to a 24.1% decrease in homes sold. The decrease in homes sold is due to lower customer demand caused by inflation and rising interest rates. Net sales for the Canadian segment were also unfavorably impacted by approximately $2.8 million as the Canadian dollar weakened relative to the U.S. dollar during fiscal 2024 as compared to the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. During fiscal 2024, net sales for the segment decreased by $20.7 million, or 40.6%, compared to fiscal 2023. The decrease was primarily attributable to the decrease in recreational vehicle shipments, in part a function of lower demand in that industry, and in part a shift in focus of this business unit on expanding shipments for manufactured housing.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$440,162	$757,521	$(317,359)	(41.9%)
Canadian Factory-built Housing	30,479	44,640	(14,161)	(31.7%)
Corporate/Other	15,153	16,520	(1,367)	(8.3%)
Total gross profit	$485,794	$818,681	$(332,887)	(40.7%)
Gross profit as a percent of net sales	24.0%	31.4%

Gross profit as a percent of sales during fiscal 2024 was 24.0% compared to 31.4% during fiscal 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $317.4 million, or 41.9%, during fiscal 2024 compared to the prior year. As a percent of net sales, gross profit was 23.3% for fiscal 2024 compared to 31.4% in the prior fiscal year. The decrease in gross profit is primarily a factor of the decrease in sales as discussed above. Additionally, the Company incurred a charge of $34.5 million in fiscal 2024 for estimated costs to remediate water intrusion in certain homes built in one of its manufacturing facilities from fiscal 2016 through fiscal 2021. The decrease in gross profit as a percent of net sales is being driven by changes in product mix to smaller homes with less options, the decrease in FEMA sales which are generally at higher prices than our core products, increased pricing pressure caused by a decrease in orders, and the impact of the water intrusion charge. The Company is attempting to recover costs from the manufacturer of the product found to be the cause of the water intrusion, but did not record any offset to future costs as of March 30, 2024. The acquisition of Regional Homes also negatively impacted gross profit in fiscal 2024 since that business has historically generated lower margins than the legacy Skyline Champion operations, coupled with certain fair value adjustments of assets required under purchase accounting.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $14.2 million, or 31.7%, during fiscal 2024 compared to the prior year. The decrease in gross profit was due to lower sales volumes. Gross profit decreased to 27.9% as a percent of segment net sales from 30.9% in the prior year due to decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment decreased by $1.4 million, or 8.3%, during fiscal 2024 compared to the same period in the prior year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes SG&A expenses for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$232,356	$221,498	$10,858	4.9%
Canadian Factory-built Housing	10,592	12,932	(2,340)	(18.1%)
Corporate/Other	67,641	65,966	1,675	2.5%
Total selling, general, and administrative expenses	$310,589	$300,396	$10,193	3.4%
Selling, general, and administrative expenses as a percent of net sales	15.3%	11.5%

SG&A expenses were $310.6 million during fiscal 2024, an increase of $10.2 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment increased by $10.9 million, or 4.9%, during fiscal 2024 as compared to the prior year. SG&A expenses, as a percent of segment net sales, increased to 12.3% in fiscal 2024 compared to 9.2% during fiscal 2023. The acquisition of Regional Homes was the primary driver of the increase in SG&A expenses. Regional Homes contributed $42.6 million of SG&A expenses since the date of acquisition. Absent the effect of the Regional Homes acquisition, SG&A expenses for the segment would have been lower by $31.8 million, which was a result of a decline in commissions and incentive compensation that is driven by sales and profitability. SG&A as a percent of sales was negatively impacted by less absorption of certain fixed costs and the expansion of company-owned retail sales centers, which historically operate at a higher percentage of SG&A expenses compared to manufacturing operations.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment decreased $2.3 million, or 18.1% compared to the prior year, primarily due to lower incentive compensation which is based on sales volume or profitability and reductions in wages due to staffing adjustments. SG&A expenses, as a percent of segment net sales, were 9.7% during fiscal 2024 compared to 9.0% in fiscal 2023. The increase in SG&A as a percent of net sales is a the result of less absorption of certain fixed costs.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other increased by $1.7 million, or 2.5%, during fiscal 2024 as compared to the prior year. The increase is mainly due to increased equity compensation and investments made to enhance our online customer experience and support systems, offset in part by lower corporate incentive compensation which is measured against sales and profitability targets.

INTEREST (INCOME) EXPENSE, NET

The following table summarizes the components of interest (income), net for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Interest expense	$4,613	$3,276	$1,337	40.8%
Interest (income)	(32,867)	(18,253)	(14,614)	80.1%
Interest (income) expense, net	$(28,254)	$(14,977)	$(13,277)	88.6%
Average outstanding floor plan payable	$42,751	$25,756
Average outstanding long-term debt	$18,162	$12,430

Interest income, net was $28.3 million during fiscal 2024, compared to $15.0 million in the prior year. The change was primarily due to higher interest income from higher average invested cash balances and higher interest rates in fiscal 2024 compared to fiscal 2023, offset in part by higher interest expense related to floor plan payables and long-term debt acquired in conjunction with the purchase of Regional Homes in fiscal 2024.

OTHER (EXPENSE) INCOME, NET

The following table summarizes other income, net for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Other expense (income), net	$2,604	$(634)	$3,238	(510.7%)

Other expense (income), net increased $3.2 million during fiscal 2024 compared to the prior year. In fiscal 2024, the Company incurred $3.3 million of acquisition costs associated with the purchase of Regional Homes and the investment in ECN, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares. During the first quarter of fiscal 2023, the Company received insurance proceeds for partial settlement of certain Champion Homes Builders' pre-bankruptcy workers' compensation claims, which was partially offset by transaction costs incurred for the acquisition of Manis.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Income tax expense	$47,136	$132,094	$(84,958)	(64.3%)
Effective tax rate	23.5%	24.7%

Income tax expense during fiscal 2024 was $47.1 million, representing an effective tax rate of 23.5%, compared to income tax expense of $132.1 million, representing an effective tax rate of 24.7%, in fiscal 2023. The rate change from fiscal 2023 to fiscal 2024 is due to lower income before tax and an increase in tax credits in fiscal 2024.

The Company’s effective tax rate for both fiscal 2024 and 2023 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and foreign rate differential, partially offset by tax credits.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	$ Change	% Change

Net income	146,696	$401,802	$(255,106)	(63.5%)
Income tax expense	47,136	132,094	(84,958)	(64.3%)
Interest (income), net	(28,254)	(14,977)	(13,277)	88.6%
Depreciation and amortization	34,910	26,726	8,184	30.6%
Transaction costs	3,253	338	2,915	*
Equity in net loss of affiliate	7,023	—	7,023	*
Product liability - water intrusion	34,500	—	34,500	*
Other	—	(972)	972	*
Adjusted EBITDA	245,264	$545,011	$(299,747)	(55.0%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2024 was $245.3 million, a decrease of $299.7 million from fiscal 2023. The decrease is primarily a result of lower operating income due to decreases in sales volume, average selling prices, gross margins and higher SG&A expenses, partially offset by the incremental operating income generated by Regional Homes for the period after the acquisition. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at March 30, 2024 totaled $315.8 million compared to $308.1 million at April 1, 2023. The increase in backlog was primarily driven by higher net orders and the acquisition of Regional Homes.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2024 and 2023:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023

Net cash provided by (used in):
Operating activities	$222,704	$416,225
Investing activities	(485,678)	(61,179)
Financing activities	10,864	(37,019)
Effect of exchange rate changes	(280)	(5,987)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(252,390)	312,040
Cash, cash equivalents, and restricted cash at beginning of period	747,453	435,413
Cash, cash equivalents, and restricted cash at end of period	$495,063	$747,453

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company has an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At March 30, 2024, there were no borrowings under the Amended Credit Agreement and letters of credit issued under the Credit Agreement totaled $34.0 million. Total available borrowings under the Credit Agreement as of March 30, 2024 were $166.0 million. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $222.7 million in fiscal 2024 compared to $416.2 million in fiscal 2023. The decrease was primarily driven by lower net income in fiscal 2024, partially offset by more favorable changes in working capital items.

Cash used in investing activities was $485.7 million in fiscal 2024 versus $61.2 million in fiscal 2023. The increase in cash used for investing activities was primarily related to the Company's acquisition of Regional Homes, net of cash acquired, totaling $283.2 million, and the Company's investment in ECN common and preferred stock of $143.4 million in fiscal 2024.

In fiscal 2024, cash provided by financing activities was $10.9 million, versus $37.0 million used for financing activities in the prior fiscal year. The year over year increase was primarily related to net borrowings under floor plan financing arrangements. Fiscal 2024 included a $15.4 million increase in floor plan borrowings while fiscal 2023 included a $35.5 million net repayment. The change is a result of the Company's strategic utilization of floor plan borrowings and cash available to finance working capital.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Credit Facility

The Amended Credit Agreement matures in July 2026 and has no scheduled amortization. The interest rate on borrowings under the Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") plus a benchmark Replacement Rate Adjustment ("Replacement Rate"), plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.30% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Amended Credit Agreement. At March 30, 2024, letters of credit issued under the sub-facility totaled $34.0 million.

Industrial Revenue Bonds

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029.

Notes Payable

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC") of $7.3 million, which mature at various dates from 2026 through 2039. The notes have a fixed rate of 5.42% and are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank of $4.9 million with a fixed interest rate of 3.85% that is secured by a Note Receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payable

At March 30, 2024, the Company had outstanding borrowings on floor plan financing arrangements of $91.3 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $248.0 million. Floor plan payables are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at March 30, 2024, including surety bonds and letters of credit totaling $15.1 million and $34.0 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of March 30, 2024 is approximately $296.3 million, without reduction for the resale value of the homes collateralizing the potential repurchases. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.8 million at March 30, 2024. See “Critical Accounting Polices and Estimates – Reserve for Repurchase Commitments” below.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed a remediation plan under Subpart I of the HUD code and has submitted that plan to HUD for approval. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company will monitor the results of the inspection and repair activities, including actual repair costs, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability is included in Other current liabilities in the accompanying consolidated balance sheets.

Based on the Company's investigation into the cause of the water intrusion, including third-party testing of the material at issue, the Company believes it is possible that it will recover some or all of the estimated remediation costs. The Company will attempt to recover those costs from the manufacturer of the material, the distributor of the material, their related insurance providers or from the Company's insurance providers. However, the Company is unable to record an offset for any estimated costs at this time in accordance with U.S. GAAP.

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss plus expenses or minus income for: (a) the provision for income taxes; (b) interest income or expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of affiliates; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income or expense including but not limited to those costs for the acquisition and integration or disposition of businesses and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is liable for the first $150,000 of incurred losses for each workers’ compensation and auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $80 million. The Company establishes reserves for reported and unreported losses and insurance company reimbursements under these programs using an actuarial determined value which takes into consideration prior claim experience, estimates of losses for known occurrences and the respective volume of business activity for a given period. The health plan is currently subject to a stop-loss limit of $700,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

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

In fiscal 2024, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of fiscal March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the home sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 18 to 36 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the floor plan lenders. The contingent repurchase obligation as of March 30, 2024 was estimated to be approximately $296.3 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.8 million at March 30, 2024.

OTHER MATTERS

Inflation

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Amended Credit Agreement are subject to variable rates of interest based on SOFR or an ABR, at the election of the Company. Changes in interest rates will affect interest payments on outstanding debt balances. At March 30, 2024 there were no outstanding borrowings on the Amended Credit Agreement.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At March 30, 2024, the Company’s borrowings under the industrial revenue bonds were at variable rates, borrowings under notes payable assumed from the acquisition of Regional Homes are at fixed rates and borrowings under floor plan financing arrangements were at a combination of fixed and variable rates.

Obligations under industrial revenue bonds and certain floor plan financing arrangements are subject to variable rates of interest based on a municipal bond index rate and on terms negotiated with the floor plan lenders respectively. At March 30, 2024, there was $91.3 million outstanding on the floor plan agreements and $12.4 million outstanding on borrowings under industrial revenue bonds at March 30, 2024. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.9 million on outstanding floor plan balances and industrial revenue bonds.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2024 net sales of $146.7 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2024, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.5 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, exhibits and schedules are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024.

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

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Management excluded Regional Homes, which was acquired on October 13, 2023, from its assessment of internal controls over financial reporting. This acquired business comprised approximately 27% of total assets as of March 30, 2024 and approximately 11% of net sales for the year ended March 30, 2024. Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 30, 2024.

(c)
Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of March 30, 2024, and the attestation report is set forth in Item 15, "Financial Statement Schedules," under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

(d)
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors, director nominees and Section 16 beneficial ownership reporting compliance will be set forth in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers" and "Corporate Governance” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Compensation Tables,” “Summary Compensation Table for 2024,” “Grants of Plan-Based Awards in Fiscal 2024,” “Outstanding Equity Awards at Fiscal 2024 Year End,” “Option Exercises and Stock Vested in Fiscal 2024,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2024,” “CEO Pay Ratio,” "Pay Versus Performance," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of March 30, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	1,303,053	$ 30.08	3,202,828
Equity compensation plans not approved by Stockholders	—	—	—
Total	1,303,053	$ 30.08	3,202,828

(1)
This amount represents the following: (a) 331,183 shares subject to the vesting and/or exercise of outstanding options; (b) 601,491 shares subject to vesting of outstanding performance-based restricted stock units reflected at the maximum potential vesting; and (c) 370,379 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2024 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

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
10.17

Form of Performance Stock Unit Agreement for Employees granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.17 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.18

Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.19

Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.20

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.21	Share Subscription Agreement, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed August 17, 2023).
10.22

Securities Purchase Agreement, dated August 25, 2023, by and among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc., Regional Holdings Corporation, Heath Jenkins, Regional Underwriters, Inc., Dana Jenkins (for the limited purposes set forth herein), and Heath Jenkins as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed August 31, 2023).

10.23	Investor Rights Agreement, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed September 28, 2023).
10.24

Amendment No. 1 to Securities Purchase Agreement and Company Disclosure Schedule, dated as of October 13, 2023, among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc., Regional Holdings Corporation, Heath Jenkins, Regional Underwriters, Inc., Dana Jenkins (for the limited purposes set forth herein), and Heath Jenkins as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the registrant’s Form 8-K filed October 19, 2023).

10.25

Restrictive Covenant Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc. and the Restricted Parties named therein (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed October 19, 2023).

10.26

General Release, dated as of October 13, 2023, among Regional Holdings Corporation, Regional Underwriters, Inc., Heath Jenkins and Dana Jenkins (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed October 19, 2023).

10.27

Restricted Stock Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Dana Jenkins and Regional Holdings Corporation (incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K filed October 19, 2023).

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Skyline Champion Corporation Compensation Recoupment Policy.*
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLINE CHAMPION CORPORATION
Date:	May 29, 2024	/s/ Mark Yost
Mark Yost

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Yost	President, Chief Executive Officer and Director	May 29, 2024
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 29, 2024
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 29, 2024
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Keith Anderson	Director	May 29, 2024
Keith Anderson

/s/ Michael Berman	Director	May 29, 2024
Michael Berman

/s/ Eddie Capel	Director	May 29, 2024
Eddie Capel

/s/ Erin Mulligan Helgren	Director	May 29, 2024
Erin Mulligan Helgren

/s/ Michael Kaufman	Director	May 29, 2024
Michael Kaufman

/s/ Tawn Kelley	Director	May 29, 2024
Tawn Kelley

/s/ Nikul Patel	Director	May 29, 2024
Nikul Patel

/s/ Gary E. Robinette	Director	May 29, 2024
Gary E. Robinette

SKYLINE CHAMPION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Skyline Champion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skyline Champion Corporation (the Company) as of March 30, 2024 and April 1, 2023, and the related consolidated income statements, statements of comprehensive income, equity and cash flows for each of the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Business Combinations
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, during the year ended March 30, 2024, the Company completed its acquisition of Regional Enterprises, LLC and related companies (collectively, “Regional Homes”) for aggregate consideration of $316.9 million. This transaction was accounted for as a business combination. The transaction resulted in the recognition of $161.4 million of goodwill and $41.8 million of amortizable intangible assets.

Auditing the Company's accounting for its acquisition of Regional Homes was complex due to the significant estimation in the Company’s determination of fair value of identified intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the fair value of the trade name intangible asset to certain underlying assumptions. The Company used the relief-from-royalty method to measure the fair value of the trade name intangible asset, and the significant assumptions used in estimating its fair value included the revenue growth rate and the selected royalty rate, which form the basis of the forecasted results, and the discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risk of material misstatement relating to the Company's accounting for the Regional Homes acquisition, including the estimated fair value of the identified trade name intangible asset. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes with respect to estimates that impact the accounting for the Regional Homes acquisition. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including the trade name intangible asset, which encompassed testing controls over management’s review of assumptions used in the valuation model.

To test the estimated fair value of the trade name intangible asset, our audit procedures included, among others, evaluating the appropriateness of the valuation methodologies used, the significant assumptions discussed above, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For the revenue growth rate, we compared the assumptions to the historical financial performance of the acquired business and forecasted performance of the Company. For the royalty rate selected to value the trade name intangible asset, we compared the rate to a return on asset analysis to validate the residual profit available. We also performed sensitivity analyses to evaluate the changes in the fair value of the trade name intangible asset that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies used to estimate the fair value of the trade name intangible asset and to test certain significant assumptions, including the discount rate, which included a comparison of the selected rate to benchmark data. We also evaluated the adequacy of the Company’s disclosures included in Note 2 in relation to these acquisition matters.

Self-Insured Risks
Description of the Matter

The Company’s reserves for self-insured risks, of which $34.5 million at March 30, 2024 relates to estimated costs for planned remediation efforts associated with damages related to water intrusion in previously manufactured homes. As described in Note 17 to the consolidated financial statements, the Company’s liability for costs associated with the planned remediation efforts is based on an actuarially determined range that considered a variety of factors, including the number of homes manufactured with exposure to the defect, the number of homes that will be required to be remediated, and the estimated repair costs.

Auditing the Company’s accounting for its estimated costs for planned remediation efforts is complex and requires the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate. The Company used a Monte Carlo simulation to measure the estimated costs for planned remediation efforts, and the significant assumptions used in estimating the range of estimated costs for planned remediation included the number of homes that will be required to be remediated and the estimated costs for planned remediation efforts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the measurement and valuation of the estimated range of costs for planned remediation efforts. For example, we tested controls over management’s review of the significant actuarial assumptions used in the determination of the range, management’s review of the appropriateness of the calculation, and controls pertaining to the completeness and accuracy of the number of homes manufactured with exposure to the defect underlying the estimated costs for planned remediation efforts.

To evaluate the estimated liability for costs for planned remediation efforts associated with water intrusion complaints, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data supporting the number of homes with exposure to water intrusion damages, the number of homes that will be required to be remediated, and estimated repair costs per home used in the actuarial analysis. Furthermore, we involved our actuarial specialists to assist in our evaluation of methodologies and assumptions applied by management to estimate the recorded liability.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2006.

Detroit, Michigan

May 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Skyline Champion Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Skyline Champion Corporation’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Skyline Champion Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Regional Homes, which is included in the 2024 consolidated financial statements of the Company and constituted 27% of total assets as of March 30, 2024 and 11% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Regional Homes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 30, 2024 and April 1, 2023, the related consolidated income statements, statements of comprehensive income, equity and cash flows for each of the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 29, 2024

Skyline Champion Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	March 30, 2024	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$495,063	$747,453
Trade accounts receivable, net	64,632	67,296
Inventories, net	318,737	202,238
Other current assets	39,870	26,479
Total current assets	918,302	1,043,466
Long-term assets:
Property, plant, and equipment, net	290,930	177,125
Goodwill	357,973	196,574
Amortizable intangible assets, net	76,369	45,343
Deferred tax assets	26,878	17,422
Other noncurrent assets	252,889	82,794
Total assets	$1,923,341	$1,562,724
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$91,286	$—
Accounts payable	50,820	44,702
Other current liabilities	247,495	204,215
Total current liabilities	389,601	248,917
Long-term liabilities:
Long-term debt	24,669	12,430
Deferred tax liabilities	6,905	5,964
Other liabilities	79,796	62,412
Total long-term liabilities	111,370	80,806

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,815 and 57,108 shares issued as of March 30, 2024 and April 1, 2023, respectively.	1,605	1,585
Additional paid-in capital	568,203	519,479
Retained earnings	866,485	725,672
Accumulated other comprehensive loss	(13,923)	(13,735)
Total stockholders’ equity	1,422,370	1,233,001
Total liabilities and stockholders' equity	$1,923,341	$1,562,724

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Income Statements

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net sales	$2,024,823	$2,606,560	$2,207,229
Cost of sales	1,539,029	1,787,879	1,618,106
Gross profit	485,794	818,681	589,123
Selling, general, and administrative expenses	310,589	300,396	256,218
Operating income	175,205	518,285	332,905
Interest expense	4,613	3,276	3,245
Interest (income)	(32,867)	(18,253)	(733)
Other expense (income)	2,604	(634)	(36)
Income before income taxes	200,855	533,896	330,429
Income tax expense	47,136	132,094	82,385
Net income before equity in net loss of affiliate	153,719	401,802	248,044
Equity in net loss of affiliate	7,023	—	—
Net income	$146,696	$401,802	$248,044
Net income per share:
Basic	$2.55	$7.05	$4.37
Diluted	$2.53	$7.00	$4.33

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Net income	$146,696	$401,802	$248,044
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(188)	(6,527)	316
Total comprehensive income	$146,508	$395,275	$248,360

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Cash flows from operating activities
Net income	$146,696	$401,802	$248,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,910	26,726	20,936
Equity-based compensation	19,560	14,160	9,777
Deferred taxes	(6,448)	1,127	3,019
Amortization of deferred financing fees	348	357	690
Loss (gain) on disposal of property, plant, and equipment	205	(129)	612
Foreign currency transaction loss (gain)	297	828	(83)
Equity in net loss of affiliate	7,023	—	—
Change in assets and liabilities, net of businesses acquired:
Accounts receivable	18,910	23,090	(32,854)
Floor plan receivables	(15,391)	—	—
Inventories	22,424	49,196	(75,019)
Other assets	(14,579)	(11,930)	(28,217)
Accounts payable	(7,950)	(49,082)	34,824
Accrued expenses and other current liabilities	16,699	(39,920)	42,750
Net cash provided by operating activities	222,704	416,225	224,479
Cash flows from investing activities
Additions to property, plant, and equipment	(52,915)	(52,244)	(31,979)
Cash paid for acquisitions, net of cash acquired	(283,189)	(6,810)	(207)
Cash paid for equity method investment	(4,100)	(2,500)	—
Cash paid for investment in ECN common stock	(78,858)	—	—
Cash paid for investment in ECN preferred stock	(64,520)	—	—
Investment in floor plan loans	(18,466)	—	—
Proceeds from floor plan loans	15,721	—	—
Proceeds from disposal of property, plant, and equipment	649	375	219
Net cash used in investing activities	(485,678)	(61,179)	(31,967)
Cash flows from financing activities
Changes in floor plan financing, net	15,368	(35,460)	9,728
Payments on long term debt	(77)	—	—
Payments on revolving debt facility	—	—	(26,900)
Payments for deferred financing fees	—	—	(1,130)
Stock option exercises	1,456	2,473	1,405
Tax payments for equity-based compensation	(5,883)	(4,032)	(3,039)
Net cash provided by (used in) financing activities	10,864	(37,019)	(19,936)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(280)	(5,987)	256
Net (decrease) increase in cash, cash equivalents, and restricted cash	(252,390)	312,040	172,832
Cash, cash equivalents, and restricted cash at beginning of period	747,453	435,413	262,581
Cash, cash equivalents, and restricted cash at end of period	$495,063	$747,453	$435,413
Supplemental disclosures of cash flow information
Cash paid for interest	$3,875	$2,938	$2,664
Cash paid for income taxes	$59,056	$143,600	$73,831

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Consolidated Statements of Equity

(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 3, 2021	56,640	$1,569	$491,668	$82,898	$(7,524)	$568,611
Net income	—	—	—	248,044	—	248,044
Equity-based compensation	—	—	9,777	—	—	9,777
Net common stock issued under equity-based compensation plans	198	4	1,401	(3,040)	—	(1,635)
Foreign currency translation adjustments	—	—	—	—	316	316
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	$825,113
Net income	—	—	—	401,802	—	401,802
Equity-based compensation	—	—	14,160	—	—	14,160
Net common stock issued under equity-based compensation plans	270	12	2,473	(4,032)	—	(1,547)
Foreign currency translation adjustments	—	—	—	—	(6,527)	(6,527)
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	146,696	—	146,696
Equity-based compensation	—	—	19,560	—	—	19,560
Net common stock issued under equity-based compensation plans	252	7	1,325	(5,883)	—	(4,551)
Common stock issued for business acquisition	455	13	27,839	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	(188)	(188)
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$1,422,370

Components of accumulated other comprehensive loss at March 30, 2024, April 1, 2023, and April 2, 2022 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Skyline Champion Corporation

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Operations: The Company’s operations consist of manufacturing, retail, construction services, and transportation activities. At March 30, 2024, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 74 sales centers that sell manufactured houses to consumers throughout the U.S. The Company's construction services business provides installation and set-up services of factory built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S. The Company also has a holding company located in the Netherlands.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“US. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes thereto. Estimates made in preparing the accompanying consolidated financial statements include, but are not limited to, business combinations, reserves for obsolete inventory, accrued warranty costs, useful lives of fixed and intangible assets, asset impairment analyses, insurance reserves, legal reserves, repurchase reserves, share-based compensation, deferred tax valuation allowances, and estimated liability for product defect claims. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur within one year.

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2024, 2023 and 2022 include the 52-weeks ended March 30, 2024, April 1, 2023 and April 2, 2022 respectively.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $6.9 million, $3.6 million, and $1.8 million for fiscal 2024, 2023, and 2022, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Allowance for Credit Losses: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At March 30, 2024 and April 1, 2023, accounts receivable were reflected net of reserves of $1.9 million and $1.7 million, respectively.

Floor Plan Receivables: Floor plan receivables consist of loans the Company purchased from Triad Financial Services, Inc. ("Triad") in the first quarter of fiscal 2024 for $18.5 million, of which approximately $2.7 million remains outstanding at March 30, 2024, and amounts loaned by the Company through that financial institution to certain independent retailers for purchases of homes manufactured by the Company, of which $15.3 million was outstanding at March 30, 2024, both of which are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by the financial institution, to which we pay a servicing fee. Upon execution of the financing arrangement, the loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. At March 30, 2024, floor plan receivables are included in Other Current Assets and Other Noncurrent Assets in the Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and the financial institution evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. We evaluate the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of March 30, 2024. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At March 30, 2024, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

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

Property, Plant, and Equipment: Property, plant, and equipment are stated at acquisition date cost or fair value when acquired in a business combination. Depreciation is provided principally on the straight-line method, generally over the following estimated useful lives: land improvements—3 to 10 years; buildings and improvements—8 to 25 years; and vehicles and machinery and equipment—3 to 8 years.

At March 30, 2024, the Company owned or leased six idle manufacturing facilities. The net book value of idle facilities was $7.3 million at March 30, 2024. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. No impairment losses were recorded in fiscal 2024, 2023, or 2022.

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

Assets held for sale: Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in other current assets in the consolidated balance sheets. The Company had no assets classified as held for sale at March 30, 2024 or April 1, 2023.

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

In fiscal 2024, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Unconsolidated affiliates: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated affiliates, consolidated affiliates, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation. If the Company is determined to be the primary beneficiary, it must consolidate the VIE. In determining whether it is the primary beneficiary, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE. The Company uses the equity method to account for its investment in a variable interest entity made in fiscal 2023 in which the Company is not deemed to be the primary beneficiary. The Company's net investment in its unconsolidated affiliate was $6.6 million and $2.5 million at March 30, 2024 and April 1, 2023, respectively.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At March 30, 2024 and April 1, 2023, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $21.4 million and $23.8 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $10.4 million and $11.0 million at March 30, 2024 and April 1, 2023, respectively.

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

Recently Issued Accounting Pronouncements Pending Adoption: In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). We are assessing the effect of this update on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

2.
Business Combinations

Regional Homes Acquisition

On October 13, 2023, the Company acquired all of the outstanding equity interests in Regional Enterprises, LLC and related companies (collectively, "Regional Homes") for total purchase consideration of $316.9 million, net of assumed indebtedness. The purchase consideration consisted of net cash of $279.5 million, the issuance of 455,098 shares of common stock equal to approximately $27.9 million, and contingent consideration with an estimated fair value of $5.9 million. The contingent consideration is related to an earnout provision in the event certain conditions are met per the terms of the purchase agreement and related documents, with a maximum earnout amount of $25.0 million. The initial fair value of the earnout was established using a Monte Carlo simulation method and the resulting liability is recorded in Other Liabilities in the accompanying consolidated balance sheets. Subsequent to the acquisition date, the Company adjusted the preliminary purchase price by $3.6 million pursuant to the working capital provisions included within the purchase agreement. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by ASC 805. As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed within the one-year measurement period.

The following table presents the consideration transferred and the purchase price allocation:

Description	Amount
Fair value of consideration transferred
Fair value of Skyline Champion common stock issued as consideration (455,098 shares at $61.20)	$27,852
Cash consideration, net of cash acquired	279,545
Working capital adjustment	3,644
Estimated earn out consideration	5,904
Total consideration	$316,945
Preliminary purchase price allocations:
Trade accounts receivable	16,300
Inventories	138,933
Other current assets	3,002
Property, plant, and equipment, net	86,174
Amortizable intangible assets, net	41,800
Other noncurrent assets	10,640
Floor plan payable	(75,916)
Accounts payable	(14,427)
Other current liabilities	(35,662)
Long-term debt	(12,233)
Other liabilities	(3,065)
Identifiable net assets acquired	155,546
Goodwill	161,399
Total purchase price	$316,945

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

The Company's consolidated net sales and net income for the year ended March 30, 2024 included $227.8 million and $8.5 million, respectively, from Regional Homes. The following unaudited pro forma information presents a summary of the operating results as if the acquisition of Regional Homes had been completed on April 3, 2022, which is the beginning of the comparable annual reporting period:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023

Pro forma net sales	$2,290,619	$3,130,426
Pro forma net income	$162,986	$465,925

The unaudited pro forma results for the year ended March 30, 2024 and April 1, 2023 reflect amortization of intangible assets, depreciation of property, plant and equipment, reduction of interest expense to reflect the new capital structure, elimination of sales between the Company and Regional Homes, the impact of the fair value step up of Regional Homes' inventory, and the tax effects of the related adjustments. The unaudited pro forma financial information has been prepared for comparative purposes only and it is not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results.

Other Acquisitions

In May 2022, the Company acquired certain operating assets from Manis Custom Builders, Inc. ("Manis"). In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation. The purchase price and net assets acquired for both transactions were not material to the accompanying consolidated financial statements.

3.
Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Raw materials	$101,429	$100,379
Work in process	23,436	23,157
Finished goods and other	193,872	78,702
Total inventories, net	$318,737	$202,238

At March 30, 2024 and April 1, 2023, reserves for obsolete inventory were $10.1 million and $7.9 million, respectively.

4.
Property, Plant, and Equipment

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Land and improvements	$72,188	$41,749
Buildings and improvements	183,109	119,226
Machinery and equipment	142,870	91,007
Construction in progress	20,469	30,010
Property, plant, and equipment, at cost	418,636	281,992
Less accumulated depreciation	(127,706)	(104,867)
Property, plant, and equipment, net	$290,930	$177,125

Depreciation expense for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 was $24.1 million, $16.1 million, and $13.4 million, respectively.

5.
Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 30, 2024 and April 1, 2023, the Company had goodwill of $358.0 million and $196.6 million, respectively. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. The change in the goodwill balance for fiscal 2024 was the result of the acquisition of Regional Homes. At March 30, 2024 there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	March 30, 2024			April 1, 2023
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,909	$46,393	$129,302	$66,013	$21,497	$87,510
Accumulated amortization	(39,825)	(13,108)	(52,933)	(32,103)	(10,064)	(42,167)
Amortizable intangibles, net	$43,084	$33,285	$76,369	$33,910	$11,433	$45,343
Weighted average remaining amortization period, in years	5.6	7.7	6.4	5.4	6.3	5.6

Amortization of intangible assets for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 was $10.8 million, $10.6 million, and $7.6 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2025	$11,568
Fiscal 2026	11,568
Fiscal 2027	11,526
Fiscal 2028	11,497
Fiscal 2029	7,158

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At March 30, 2024 and April 1, 2023, the Company had capitalized cloud computing costs of $25.7 million and $25.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying consolidated balance sheets. Amortization of capitalized cloud computing costs was $0.8 million for each of the fiscal years ended March 30, 2024 and April 1, 2023.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the year ended March 30, 2024, the Company's share of ECN's net losses was $7.0 million. At March 30, 2024, the investment in the common stock of ECN totaled $71.9 million, including $3.1 million of capitalized transaction costs, and is included in Other Noncurrent Assets in the accompanying consolidated balance sheets. The aggregate value of the Company’s investment in the common stock of ECN based on quoted market price of ECN’s common stock at March 30, 2024 was approximately $51.6 million.

The Company's investment in the Preferred Shares is included in Other Noncurrent Assets in the accompanying consolidated balance sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $64.5 million at March 30, 2024 represents the purchase price and capitalized transaction costs of $2.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For the year ended March 30, 2024, the Company recognized dividend income of $0.6 million in other expense (income) on the accompanying consolidated income statements from the dividend income on the investment in ECN Preferred Shares.

ECN, a related party, through its wholly-owned subsidiary Triad Financial Services ("Triad"), provides loan servicing for the Company's floor plan receivables, for which we pay a fee that was immaterial for the period subsequent to the investment in ECN. Triad also provides floor plan financing of the Company's products to independent retailers. At March 30, 2024, the Company had repurchase commitments of $86.7 million on independent retailer floor plan loans outstanding with Triad. See Note 17, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7.
Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Customer deposits	$80,833	$69,285
Accrued volume rebates	21,169	25,084
Accrued warranty obligations	39,176	28,576
Accrued compensation and payroll taxes	35,063	41,422
Accrued insurance	12,772	15,075
Accrued product liability - water intrusion	34,500	—
Other	23,982	24,773
Total other current liabilities	$247,495	$204,215

8.
Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023
Balance at the beginning of the period	$35,961	$32,832
Warranty expense	63,335	54,021
Warranty assumed in the acquisition of Regional Homes	11,043	—
Cash warranty payments	(59,470)	(50,892)
Balance at end of period	50,869	35,961
Less noncurrent portion in other long-term liabilities	(11,693)	(7,385)
Total current portion	$39,176	$28,576

9.
Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	—
Notes payable to Romeo Juliet, LLC, due 2039	2,036	—
Note payable to United Bank, due 2026	4,889	—
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,669	$12,430

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At March 30, 2024 the interest rate under the Credit Agreement was 6.55% and letters of credit issued under the Credit Agreement totaled $34.0 million. Total available borrowings under the Credit Agreement were $166.0 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of March 30, 2024.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at March 30, 2024 and April 1, 2023, including related costs and fees, was 5.25% and 5.76%, respectively. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at March 30, 2024 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with a fixed interest rate of 3.85% that is secured by a Note Receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At March 30, 2024, the Company had outstanding borrowings on floor plan financing agreements of $91.3 million. Total credit line capacity provided under the agreements was $248.0 million as of March 30, 2024. The weighted average interest rate on the floor plan payable was 7.16% at March 30, 2024. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer. Included in floor plan payable at March 30, 2024 was $26.6 million due to Triad, a related party. There were no floor plan borrowings at April 1, 2023.

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

The Company recognizes revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. There were no uncollected billings related to long-term construction contracts, unbilled revenue or receipts in excess of billings for long-term contracts at either March 30, 2024 or April 1, 2023.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year ended March 30, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,378,396	$109,089	$—	$1,487,485
Retail	507,111	—	—	507,111
Transportation	-	—	30,227	30,227
Total	$1,885,507	$109,089	$30,227	$2,024,823

	Year ended April 1, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$2,116,264	$144,289	$—	$2,260,553
Retail	293,730	—	—	293,730
Commercial	1,348	—	—	1,348
Transportation	—	—	50,929	50,929
Total	$2,411,342	$144,289	$50,929	$2,606,560

	Year ended April 2, 2022
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,777,411	$159,124	$—	$1,936,535
Retail	203,383	—	—	203,383
Commercial	10,272	—	—	10,272
Transportation	—	—	57,039	57,039
Total	$1,991,066	$159,124	$57,039	$2,207,229

11.
Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in selling, general, and administrative expenses in the accompanying consolidated income statements is shown below:

	Year ended
(Dollars in thousands)	March 30, 2024	April 1, 2023
Operating lease expense	$10,230	$7,237
Short-term lease expense	2,170	2,543
Total lease expense	$12,400	$9,780

Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Right-of-use assets under operating leases:
Other long-term assets	$38,661	$30,290
Lease obligations under operating leases:
Other current liabilities	7,476	6,917
Other long-term liabilities	31,266	23,373
Total lease obligation	$38,742	$30,290

Maturities of operating lease obligations as of March 30, 2024 are shown below:

(Dollars in thousands)	March 30, 2024
Fiscal 2025	$11,106
Fiscal 2026	10,052
Fiscal 2027	9,181
Fiscal 2028	6,050
Fiscal 2029	1,991
Thereafter	15,054
Total undiscounted cash flows	53,434
Less: imputed interest	(14,692)
Lease obligations under operating leases	$38,742

The weighted average lease term and discount rate for operating leases are shown below:

March 30, 2024
Weighted average remaining lease term (in years)	7.9
Weighted average discount rate (as percent)	7.1

Other information related to leases is as follows:

	Year ended
(Dollars in thousands)	March 30, 2024	April 1, 2023
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$10,306	$19,908
Operating cash flows:
Cash paid related to operating lease obligations	$9,878	$7,305

12.
Income Taxes

Pretax income for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	April 2, 2022

Domestic	$175,465	$499,715	$300,675
Foreign	25,390	34,181	29,754
Income before income taxes	$200,855	$533,896	$330,429

The income tax provision by jurisdiction for the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022 was as follows:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	April 2, 2022

Current:
U.S. federal	$37,105	$98,242	$55,983
Foreign	5,058	8,560	7,907
State	11,200	24,000	15,476
Total current	$53,363	$130,802	$79,366
Deferred
U.S. federal	$(6,873)	$78	$2,367
Foreign	2,249	1,440	1,118
State	(1,603)	(226)	(466)
Total deferred	$(6,227)	$1,292	$3,019
Total income tax expense	$47,136	$132,094	$82,385

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	April 2, 2022

Tax expense at U.S federal statutory rate	$42,180	$112,118	$69,390
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$7,575	$18,956	$11,908
Non-deductible compensation due to Section 162(m)	2,435	1,924	1,119
Foreign tax rate differences	1,134	1,566	1,417
Recognition of foreign investment basis difference	955	1,249	1,076
Change in deferred tax valuation allowance	(333)	(703)	189
U.S. tax credits	(6,129)	(2,694)	(2,296)
Other	(681)	(322)	(418)
Total income tax expense	$47,136	$132,094	$82,385

The U.S. income tax rate for fiscal 2024, 2023, and 2022 was 21%.

Deferred tax assets and liabilities at March 30, 2024 and April 1, 2023 consisted of the following:

(Dollars in thousands)	March 30, 2024	April 1, 2023
ASSETS
Warranty reserves	11,328	8,889
Lease assets	9,573	7,487
Intangible assets	8,448	8,763
Accrued product liability - water intrusion	8,353	-
Foreign net operating loss carryforwards	6,343	6,343
Capitalized research expenditures	6,312	-
Self-insurance reserves	4,840	5,851
Equity-based compensation	4,720	3,258
Employee compensation	4,245	7,320
Inventory reserves and impairments	3,427	2,599
Dealer volume discounts	1,821	2,749
Other	3,323	3,987
Gross deferred tax assets	$72,733	$57,246
LIABILITIES
Property, plant, and equipment	$20,329	$13,367
Lease liabilities	9,553	7,487
Foreign tax basis difference in investments	6,905	5,964
Intangible assets	3,418	5,974
Other	850	958
Gross deferred tax liabilities	41,055	33,750
Valuation allowance	(11,705)	(12,038)
Net deferred tax assets	$19,973	$11,458

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

As of March 30, 2024, the Company has state NOL carryforwards in various jurisdictions which expire primarily in 2024 through 2042.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at March 30, 2024 and April 1, 2023.

The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2020. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2021 through fiscal 2024, and U.S. state tax examinations by tax authorities for fiscal 2020 through fiscal 2024.

13.
Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $19.6 million, $14.2 million, and $9.8 million, was recognized in fiscal 2024, 2023, and 2022, respectively. Equity-based compensation expense is included in SG&A expenses in the accompanying consolidated income statements. The total associated income tax benefit recognized was $3.9 million, $3.3 million, and $2.8 million in fiscal 2024, 2023, and 2022, respectively. Total unrecognized equity-based compensation for all share-based awards was $36.2 million at March 30, 2024, of which $19.1 million is expected to be recognized in fiscal 2025, $11.9 million in fiscal 2026, and $5.2 million thereafter, or a weighted-average period of 1.6 years.

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. There were no stock options granted in fiscal 2024 or 2023. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 3, 2021	536	$27.50
Granted	13	$53.06
Exercised	(61)	$25.04
Forfeitures	(1)	$31.68
Outstanding at April 2, 2022	487	$28.50
Exercised	(89)	$27.64
Outstanding at April 1, 2023	398	$28.68
Exercised	(66)	$21.72
Forfeitures	(1)	$15.00
Outstanding at March 30, 2024	331	$30.10	5.8	$18,186

Vested and expected to vest at March 30, 2024	331	$30.10	5.8	$18,186
Exercisable at March 30, 2024	327	$30.05	5.8	$17,958

The assumptions used in the Black-Scholes option-pricing model along with the weighted average grant date fair value for awards granted in the periods presented are as follows:

Option Award Assumptions	Fiscal 2022
Weighted-average assumptions used:
Expected volatility	50.0%
Dividend yield	—
Risk-free interest rate	1.0%
Expected term, in years	6.00
Weighted average grant date fair value per share	$25.29

Performance Share Units

In fiscal 2024, 2023 and 2022, the Company issued performance share units that contain market vesting conditions, performance vesting conditions, and service conditions. The performance condition is based on the Company's market share of single family home completions ("SFC Market Share"). The SFC Market Share component of the awards are valued at the market price of a share of the Company's common stock on the date of grant. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 200% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the performance and market conditions as specified in the performance share unit agreement. A summary of the activity associated with these awards based on the maximum potential achievement is as follows:

	Shares (in thousands,	Weighted Average Grant Date Fair Value Per Unit
	at maximum achievement)	(at maximum achievement)
Outstanding at April 3, 2021	437	$11.27
Granted	188	$42.23
Vested	(84)	$6.38
Forfeitures	(134)	$3.01
Outstanding at April 2, 2022	407	$29.26
Granted	254	$42.17
Vested	(128)	$33.22
Forfeitures	(3)	$35.88
Outstanding at April 1, 2023	530	$36.79
Granted	166	$52.10
Vested	(91)	$75.11
Forfeitures	(4)	$42.22
Outstanding at March 30, 2024	601	$36.61

The assumptions used in the Monte-Carlo simulation for the performance condition of performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Weighted-average assumptions used:
Expected volatility	49.0%	57.6%	54.8%
Dividend yield	—	—	—
Risk-free interest rate	4.4%	3.7%	1.1%
Expected term, in years	3.00	3.00	2.98
Weighted average grant date fair value per share	$104.20	$84.34	$83.04

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $15.8 million, $4.9 million, and $8.0 million during fiscal 2024, 2023, and 2022, respectively.

The weighted average grant date fair value for restricted stock units granted in fiscal 2024, 2023, and 2022 was $71.43, $61.92, and $67.90, respectively.

(units and shares in thousands)	Restricted Stock Units
Outstanding at April 3, 2021	183
Granted	109
Vested	(126)
Forfeitures	(1)
Outstanding at April 2, 2022	165
Granted	267
Vested	(91)
Forfeitures	(11)
Outstanding at April 1, 2023	330
Granted	273
Vested	(222)
Forfeitures	(11)
Outstanding at March 30, 2024	370

14.
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	March 30, 2024	April 1, 2023	April 2, 2022
Numerator:
Net income attributable to the Company's common shareholders	$146,696	$401,802	$248,044
Denominator:
Basic weighted average shares outstanding	57,492	56,987	56,816
Dilutive securities	486	408	490
Diluted weighted average shares outstanding	57,978	57,395	57,306
Basic net income per share:	$2.55	$7.05	$4.37
Diluted net income per share:	$2.53	$7.00	$4.33

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Stock options	-	13	11
Restricted share units	-	-	20
Performance share units	1	93	20
Total dilutive securities	1	106	51

15.
Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $5.0 million, $5.9 million, and $4.2 million related to this plan during fiscal 2024, 2023, and 2022, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.6 million in fiscal 2024 and $0.7 million in both fiscal 2023 and fiscal 2022.

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

Selected financial information by reportable segment was as follows:

	Year Ended
(Dollars in thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Net sales:
U.S. Factory-built Housing	$1,885,507	$2,411,342	$1,991,066
Canadian Factory-built Housing	109,089	144,289	159,124
Corporate/Other	30,227	50,929	57,039
Consolidated net sales	$2,024,823	$2,606,560	$2,207,229
Operating income:
U.S. Factory-built Housing EBITDA	$240,622	$558,988	$360,978
Canadian Factory-built Housing EBITDA	21,368	32,937	31,692
Corporate/Other EBITDA	(61,502)	(46,280)	(38,793)
Depreciation	(24,136)	(16,085)	(13,384)
Amortization	(10,774)	(10,641)	(7,552)
Other expense (income)	2,604	(634)	(36)
Equity in net loss of affiliate	7,023	—	—
Consolidated operating income	$175,205	$518,285	$332,905
Depreciation:
U.S. Factory-built Housing	$22,041	$13,624	$10,823
Canadian Factory-built Housing	1,482	1,228	1,111
Corporate/Other	613	1,233	1,450
Consolidated depreciation	$24,136	$16,085	$13,384
Amortization of U.S. Factory-built Housing intangible assets:	$10,774	$10,641	$7,552
Capital expenditures:
U.S. Factory-built Housing	$47,856	$47,328	$29,133
Canadian Factory-built Housing	3,553	4,189	1,419
Corporate/Other	1,506	727	1,427
Consolidated capital expenditures	$52,915	$52,244	$31,979

(Dollars in thousands)	March 30, 2024	April 1, 2023
Total Assets:
U.S. Factory-built Housing (1)	$1,239,338	$708,573
Canadian Factory-built Housing (1)	132,420	124,673
Corporate/Other (1)	551,583	729,478
Consolidated total assets	$1,923,341	$1,562,724
(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

17.
Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $1.8 million and $2.5 million at March 30, 2024 and April 1, 2023, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of March 30, 2024 was estimated to be approximately $296.3 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended March 30, 2024, April 1, 2023, and April 2, 2022.

At March 30, 2024, the Company was contingently obligated for approximately $34.0 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $21.1 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $15.1 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed a remediation plan under Subpart I of the HUD code and has submitted that plan to HUD for approval. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company will monitor the results of the inspection and repair activities, including actual repair costs, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability is included in Other current liabilities in the accompanying consolidated balance sheets.

Based on the Company's investigation into the cause of the water intrusion, including third-party testing of the material at issue, the Company believes it is possible that it will recover some or all of the estimated remediation costs. The Company will attempt to recover those costs from the manufacturer of the material, the distributor of the material, their related insurance providers or from the Company's insurance providers. However, the Company is unable to record an offset for any estimated costs at this time in accordance with U.S. GAAP.

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

Sales from the Company's Canadian operations were approximately 5% of consolidated sales for fiscal 2024, 6% in fiscal 2023, and 7% in fiscal 2022. The Company’s net assets in Canada totaled approximately $132.4 million and $124.7 million at March 30, 2024 and April 1, 2023, respectively. The Company has approximately 8,600 employees. The Company’s manufacturing facilities in Canada employ approximately 700 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each have separate expiration dates. The agreements are set to expire at various dates between May 2024 and November 2026.

Skyline Champion Corporation

Schedule II--Valuation and Qualifying Accounts

(Dollars in millions)

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
Fiscal Year Ended March 30, 2024
Allowance for doubtful accounts	$1.7	$0.6	$(0.4)	$-	$1.9
Valuation allowance for deferred taxes	12.0	-	(0.3)	-	11.7
Fiscal Year Ended April 1, 2023
Allowance for doubtful accounts	$1.7	$0.3	$(0.3)	$-	$1.7
Valuation allowance for deferred taxes	12.7	(0.3)	(0.2)	(0.2)	12.0
Fiscal Year Ended April 2, 2022
Allowance for doubtful accounts	$0.4	$1.4	$(0.1)	$-	$1.7
Valuation allowance for deferred taxes	12.6	0.2	(0.1)	-	12.7