Form 10-Q
period 2024-06-29
Champion Homes, Inc.
filed 2024-08-07
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-04714

Champion Homes, Inc.

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

Number of shares of common stock outstanding as of July 30, 2024: 57,579,729

CHAMPION HOMES, INC.

FORM 10-Q

i

EXPLANATORY NOTE

On August 1, 2024, Skyline Champion Corporation changed its name to Champion Homes, Inc., which we refer to in this Quarterly Report on Form 10-Q as the “name change.” Unless the context otherwise requires, references herein to the “Company,” “we,” “us,” or “our” refer to Skyline Champion Corporation for periods ending on or before the name change and to Champion Homes, Inc. for any references to the Company after the name change.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 29, 2024	March 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$548,933	$495,063
Trade accounts receivable, net	72,706	64,632
Inventories, net	319,958	318,737
Other current assets	34,331	39,870
Total current assets	975,928	918,302
Long-term assets:
Property, plant, and equipment, net	293,390	290,930
Goodwill	357,973	357,973
Amortizable intangible assets, net	73,459	76,369
Deferred tax assets	27,645	26,878
Other noncurrent assets	258,735	252,889
Total assets	$1,987,130	$1,923,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floorplan payable	$92,858	$91,286
Accounts payable	61,448	50,820
Other current liabilities	264,388	247,495
Total current liabilities	418,694	389,601
Long-term liabilities:
Long-term debt	24,684	24,669
Deferred tax liabilities	7,060	6,905
Other liabilities	85,945	79,796
Total long-term liabilities	117,689	111,370

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,579 and 57,815 shares issued as of June 29, 2024 and March 30, 2024, respectively	1,598	1,605
Additional paid-in capital	574,365	568,203
Retained earnings	889,837	866,485
Accumulated other comprehensive loss	(15,053)	(13,923)
Total stockholders’ equity	1,450,747	1,422,370
Total liabilities and stockholders’ equity	$1,987,130	$1,923,341

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	June 29, 2024	July 1, 2023
Net sales	$627,779	$464,769
Cost of sales	463,564	335,096
Gross profit	164,215	129,673
Selling, general, and administrative expenses	108,827	70,439
Operating income	55,388	59,234
Interest (income), net	(4,249)	(9,301)
Other (income)	(1,219)	—
Income before income taxes	60,856	68,535
Income tax expense	13,719	17,266
Net income before equity in net loss of affiliates	47,137	51,269
Equity in net loss of affiliates	1,343	—
Net income	$45,794	$51,269
Net income per share:
Basic	$0.79	$0.90
Diluted	$0.79	$0.89

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	June 29, 2024	July 1, 2023
Net income	$45,794	$51,269
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,130)	2,183
Total comprehensive income	$44,664	$53,452

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	June 29, 2024	July 1, 2023

Cash flows from operating activities
Net income	$45,794	$51,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,612	7,592
Amortization of deferred financing fees	93	69
Equity-based compensation	6,090	5,428
Deferred taxes	(653)	(997)
Loss on disposal of property, plant, and equipment	43	1
Foreign currency transaction loss (gain)	212	(207)
Equity in net loss of affiliates	1,343	—
Dividends from equity method investment	522	—
Change in fair value of contingent consideration	7,912	—
Change in assets and liabilities:
Accounts receivable	(8,088)	16,676
Floor plan receivables	(10,603)	—
Inventories	(1,375)	6,173
Other assets	5,541	(6,974)
Accounts payable	10,950	1,375
Accrued expenses and other liabilities	16,223	(5,548)
Net cash provided by operating activities	84,616	74,857
Cash flows from investing activities
Additions to property, plant, and equipment	(10,712)	(10,341)
Investment in floor plan loans	—	(18,466)
Proceeds from floor plan loans	1,606	3,184
Proceeds from disposal of property, plant, and equipment	24	8
Net cash used in provided by investing activities	(9,082)	(25,615)
Cash flows from financing activities
Changes in floor plan financing, net	1,573	—
Payments on long term debt	(1)	—
Payments on repurchase of common stock	(20,000)	—
Stock option exercises	75	—
Tax payments for equity-based compensation	(2,251)	(961)
Net cash used in financing activities	(20,604)	(961)
Effect of exchange rate changes on cash and cash equivalents	(1,060)	1,983
Net increase in cash and cash equivalents	53,870	50,264
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$548,933	$797,717

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended June 29, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$1,422,370
Net income	—	—	—	45,794	—	45,794
Equity-based compensation	—	—	6,090	—	—	6,090
Net common stock issued under equity-based compensation plans	56	2	72	(2,242)	—	(2,168)
Common stock repurchases	(292)	(9)	—	(20,200)	—	(20,209)
Foreign currency translation adjustments	—	—	—	—	(1,130)	(1,130)
Balance at June 29, 2024	57,579	$1,598	$574,365	$889,837	$(15,053)	$1,450,747

	Three months ended July 1, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	51,269	—	51,269
Equity-based compensation	—	—	5,428	—	—	5,428
Net common stock issued under equity-based compensation plans	25	1	—	(961)	—	(960)
Foreign currency translation adjustments	—	—	—	—	2,183	2,183
Balance at July 1, 2023	57,133	$1,586	$524,907	$775,980	$(11,552)	$1,290,921

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At June 29, 2024, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 29, 2024 (the “Fiscal 2024 Annual Report”).

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2025,” will end on March 29, 2025 and will include 52 weeks. References to “fiscal 2024” refer to the Company’s fiscal year ended March 30, 2024. The three months ended June 29, 2024 and July 1, 2023 each included 13 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.8 million and $1.9 million at June 29, 2024 and March 30, 2024, respectively.

Floor plan receivables consist of loans the Company purchased from Triad Financial Services, Inc. ("Triad") in the first quarter of fiscal 2024 for $18.5 million, of which approximately $1.1 million remains outstanding at June 29, 2024, and amounts loaned by the Company through that financial institution to certain independent retailers for purchases of homes manufactured by the Company, of which $24.2 million was outstanding at June 29, 2024, both of which are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by the financial institution, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. At June 29, 2024, floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and the financial institution evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. We evaluate the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of June 29, 2024. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At June 29, 2024, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended June 29, 2024 and July 1, 2023 was $0.5 million and $0.3 million, respectively.

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

2. Business Combinations

Regional Homes Acquisition

On October 13, 2023, the Company acquired all of the outstanding equity interests in Regional Enterprises, LLC and related companies (collectively, "Regional Homes") for total purchase consideration of $316.9 million, net of assumed indebtedness and working capital adjustments. The purchase consideration consisted of net cash of $279.5 million, the issuance of 455,098 shares of common stock equal to approximately $27.9 million, and contingent consideration with an estimated fair value of $5.9 million. The contingent consideration is related to an earnout provision in the event certain conditions are met per the terms of the purchase agreement, with a maximum earnout amount of $25.0 million. The initial fair value of the earnout was established using a Monte Carlo simulation method and the resulting liability is recorded in other liabilities in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2025, the method and timing of measuring the earnout was amended, which resulted in a charge of $7.9 million which is reflected in selling, general, and administrative expense in the accompanying Condensed Consolidated Income Statements. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

The following table presents the consideration transferred and the purchase price allocation:

Description	Amount
Fair value of consideration transferred
Fair value of Champion Homes, Inc. common stock issued as consideration (455,098 shares at $61.20)	$27,852
Cash consideration, net of cash acquired	279,545
Working capital adjustment	3,644
Estimated earn out consideration	5,904
Total consideration	$316,945
Preliminary purchase price allocations:
Trade accounts receivable	16,300
Inventories	138,933
Other current assets	3,002
Property, plant, and equipment, net	86,174
Amortizable intangible assets, net	41,800
Other noncurrent assets	10,640
Floor plan payable	(75,916)
Accounts payable	(14,427)
Other current liabilities	(35,662)
Long-term debt	(12,233)
Other liabilities	(3,065)
Identifiable net assets acquired	155,546
Goodwill	161,399
Total purchase price	$316,945

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Trade accounts receivable, other assets, floor plan and accounts payable, long-term debt and other liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $16.9 million in customer relationships and $24.9 million in trade names and are based on an independent appraisal. The fair value of customer relationships was determined using the multi-period excess earnings method and fair value of the trade name was determined using the relief-from-royalty method. The Company estimated that each intangible asset has a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $86.2 million related to property, plant, and equipment and $41.8 million related to intangible assets were recorded in the accompanying consolidated balance sheet as of the acquisition date. For further information on acquired assets measured at fair value, see Note 5, Goodwill, Intangible Assets and Cloud Computing Arrangements.

The acquisition of Regional Homes was a taxable business combination. Therefore, the Company’s tax basis in the assets acquired and the liabilities assumed approximate the respective fair values at the acquisition date.

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	June 29, 2024	March 30, 2024
Raw materials	$101,828	$101,429
Work in process	23,880	23,436
Finished goods and other	194,250	193,872
Total inventories, net	$319,958	$318,737

At June 29, 2024 and March 30, 2024, reserves for obsolete inventory were $10.0 million and $10.1 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended June 29, 2024 and July 1, 2023 was $7.7 million and $4.6 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 29, 2024	March 30, 2024
Land and improvements	$72,447	$72,188
Buildings and improvements	185,534	183,109
Machinery and equipment	149,609	142,870
Construction in progress	21,397	20,469
Property, plant, and equipment, at cost	428,987	418,636
Less: accumulated depreciation	(135,597)	(127,706)
Property, plant, and equipment, net	$293,390	$290,930

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 29, 2024 and March 30, 2024, the Company had goodwill of $358.0 million. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At June 29, 2024, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	June 29, 2024			March 30, 2024
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,856	$46,373	$129,229	$82,909	$46,393	$129,302
Accumulated amortization	(41,606)	(14,164)	(55,770)	(39,825)	(13,108)	(52,933)
Amortizable intangibles, net	$41,250	$32,209	$73,459	$43,084	$33,285	$76,369

During the three months ended June 29, 2024 and July 1, 2023, amortization of intangible assets was $2.9 million and $3.0 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At June 29, 2024 and March 30, 2024, the Company had capitalized cloud computing costs, net of amortization of $25.5 million and $25.7 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for both the three months ended June 29, 2024 and July 1, 2023 was $0.2 million.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three months ended June 29, 2024, the Company's share of ECN's losses was $1.2 million. There were no earnings or losses recognized related to the equity method investment for the three months ended July 1, 2023. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At June 29, 2024, the investment in the common stock of ECN totaled $70.1 million, including $3.1 million of capitalized transaction costs, and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on quoted market price of ECN’s common stock at June 29, 2024 was approximately $41.0 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired. We do not consider the difference in the fair market value of ECN common stock and our investment balance to be other than temporary at June 29, 2024.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $64.5 million at June 29, 2024 represents the purchase price and capitalized transaction costs of $2.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For the three months ended June 29, 2024, the

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Company has reflected dividend income of $1.2 million in other (income) on the accompanying Condensed Consolidated Income Statements from the investment in ECN Preferred Shares. There was no dividend income from the ECN Preferred Shares for the three months ended July 1, 2023.

ECN, a related party, through its wholly-owned subsidiary Triad Financial Services ("Triad"), provides loan servicing for the Company's floor plan receivables, for which we pay a fee that was immaterial for the three months ended June 29, 2024. Triad also provides floor plan financing of the Company's products to independent retailers. At June 29, 2024, the Company had repurchase commitments of $100.9 million on retailer floor plan loans outstanding with Triad.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 29, 2024	March 30, 2024
Customer deposits	$81,405	$80,833
Accrued volume rebates	23,030	21,169
Accrued warranty obligations	42,418	39,176
Accrued compensation and payroll taxes	40,565	35,063
Accrued insurance	14,473	12,772
Accrued product liability - water intrusion	34,500	34,500
Other	27,997	23,982
Total other current liabilities	$264,388	$247,495

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023
Balance at beginning of period	$50,869	$35,961
Warranty expense	18,688	12,856
Cash warranty payments	(15,446)	(13,727)
Balance at end of period	54,111	35,090
Less: noncurrent portion in other long-term liabilities	(11,693)	(7,385)
Total current portion	$42,418	$27,705

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 29, 2024	March 30, 2024
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,904	4,889
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,684	$24,669

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At June 29, 2024 the interest rate under the Amended Credit Agreement was 6.56% and letters of credit issued under the Amended Credit Agreement totaled $31.5 million. Available borrowing capacity under the Amended Credit Agreement as of June 29, 2024 was $168.5 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of June 29, 2024.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at June 29, 2024, including related costs and fees, was 5.35%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at June 29, 2024 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At June 29, 2024 and March 30, 2024, the Company had outstanding borrowings on floor plan financing agreements of $92.9 million and $91.3 million, respectively. Total credit line capacity provided under the agreements was $223.0 million as of June 29, 2024. The weighted average interest rate on the floor plan payable was 7.36% at June 29, 2024. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended June 29, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$380,294	$20,799	$—	$401,093
Retail	219,239	—	—	$219,239
Transportation	—	—	7,447	7,447
Total	$599,533	$20,799	$7,447	$627,779

	Three months ended July 1, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$345,257	$26,120	$—	$371,377
Retail	83,528	—	—	83,528
Transportation	—	—	9,864	9,864
Total	$428,785	$26,120	$9,864	$464,769

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended June 29, 2024 and July 1, 2023, the Company recorded $13.7 million and $17.3 million of income tax expense and had an effective tax rate of 22.5% and 25.2%, respectively.

The Company’s effective tax rate for the three months ended June 29, 2024 and July 1, 2023, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At June 29, 2024, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	June 29, 2024	July 1, 2023
Numerator:
Net income attributable to the Company's common shareholders	$45,794	$51,269
Denominator:
Basic weighted-average shares outstanding	57,865	57,183
Dilutive securities	470	475
Diluted weighted-average shares outstanding	58,335	57,658

Basic net income per share	$0.79	$0.90
Diluted net income per share	$0.79	$0.89

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023
Net sales:
U.S. Factory-built Housing	$599,533	$428,785
Canadian Factory-built Housing	20,799	26,120
Corporate/Other	7,447	9,864
Consolidated net sales	$627,779	$464,769
Operating income:
U.S. Factory-built Housing EBITDA	$79,021	$74,233
Canadian Factory-built Housing EBITDA	2,879	4,764
Corporate/Other EBITDA	(16,024)	(12,171)
Other (income)	(1,219)	—
Depreciation	(7,702)	(4,633)
Amortization	(2,910)	(2,959)
Equity in net loss of affiliates	1,343	—
Consolidated operating income	$55,388	$59,234
Depreciation:
U.S. Factory-built Housing	$7,104	$4,128
Canadian Factory-built Housing	437	356
Corporate/Other	161	149
Consolidated depreciation	$7,702	$4,633

Amortization of U.S. Factory-built Housing intangible assets:	$2,910	$2,959
Capital expenditures:
U.S. Factory-built Housing	$9,527	$9,678
Canadian Factory-built Housing	426	466
Corporate/Other	759	197
Consolidated capital expenditures	$10,712	$10,341

(Dollars in thousands)	June 29, 2024	March 30, 2024

Total Assets:
U.S. Factory-built Housing (1)	$1,239,898	$1,239,338
Canadian Factory-built Housing (1)	133,030	132,420
Corporate/Other (1)	614,202	551,583
Consolidated total assets	$1,987,130	$1,923,341

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.8 million at June 29, 2024 and March 30, 2024, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of June 29, 2024 was estimated to be $280.0 million. Losses incurred on homes repurchased were immaterial during the three months ended June 29, 2024 and July 1, 2023.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

At June 29, 2024, the Company was contingently obligated for $31.5 million under letters of credit, consisting of $12.6 million to support long-term debt, $18.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $15.9 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company will monitor the results of the inspection and repair activities, including actual repair costs, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

Item 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Champion Homes, Inc.’s condensed consolidated financial statements and the related notes that appear in Item 1 of this Report.

Overview

Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 43 manufacturing facilities throughout the U.S. and five manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions and Expansions

The Company is focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. Those investments will help improve the Company's ability to satisfy demand for affordable housing. During fiscal 2023, robust demand for housing began to slow as inflation and higher interest rates made housing less affordable. The current economic environment drives an even greater need for attainable housing solutions. As a result, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic and affordable solutions to homebuyers.

In October 2023, the Company acquired Regional Homes, which operated three manufacturing facilities in Alabama and 44 retail sales centers across the Southeast U.S. Regional Home's strong presence in large HUD markets. greatly expanded our captive retail and manufacturing distribution in that region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S.

In addition to those acquisitions, the Company is also focused on enhancing its U.S. manufacturing production capacity through various plant start-ups in strategic locations. As a result, the Company began production in previously idled or acquired facilities in Decatur, Indiana and Bartow, Florida in fiscal 2024 and a facility in Pembroke, North Carolina in the fourth quarter of fiscal 2023. The Company owns six idle manufacturing facilities that could be used for further manufacturing capacity expansion in future periods.

During fiscal 2024, the Company made an equity investment in ECN. The investment, in part, facilitated the creation of a captive finance company in partnership with Triad, a subsidiary of ECN. The captive finance company, Champion Financing, provides factory-built home floor plan and consumer loans to manufactured home retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share.

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

Industry and Company Outlook

The need for newly built affordable, single-family housing has continued to drive demand for new homes in the U.S. and Canadian markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. More recently, we have seen a number of market trends pointing to increased sales of ADUs and rent-to-own single-family options.

Because of the need for affordable housing, the Company saw an increase in customers orders during three months ended June 29, 2024 versus the same period last year that outpaced production rates. As a result, the Company's backlog was $404.8 million as of June 29, 2024 compared to $260.0 million as of July 1, 2023.

For the three months ended June 29, 2024, approximately 88% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 27,024 and 22,217 units during the three months ended May 31, 2024 and 2023, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 21.3% and 18.0%, for the three months ended May 31, 2024 and 2023, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts. Our market share in the U.S total housing market was approximately 2.5% for the three months ended June 29, 2024 compared to 1.9% for the same period in the prior year.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL 2025 VS. 2024

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023
Income Statements Data:
Net sales	$627,779	$464,769
Cost of sales	463,564	335,096
Gross profit	164,215	129,673
Selling, general, and administrative expenses	108,827	70,439
Operating income	55,388	59,234
Interest income, net	(4,249)	(9,301)
Other income	(1,219)	—
Income before income taxes	60,856	68,535
Income tax expense	13,719	17,266
Net income before equity in net loss of affiliates	47,137	51,269
Equity in net loss of affiliates	1,343	—
Net income	$45,794	$51,269

Reconciliation of Adjusted EBITDA:
Net income	$45,794	$51,269
Income tax expense	13,719	17,266
Interest income, net	(4,249)	(9,301)
Depreciation and amortization	10,612	7,592
Equity in net loss of ECN	1,179	—
Change in fair value of contingent consideration	7,912	—
Adjusted EBITDA	$74,967	$66,826
As a percent of net sales:
Gross profit	26.2%	27.9%
Selling, general, and administrative expenses	17.3%	15.2%
Operating income	8.8%	12.7%
Net income	7.3%	11.0%
Adjusted EBITDA	11.9%	14.4%

NET SALES

The following table summarizes net sales for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$627,779	$464,769	$163,010	35.1%
U.S. manufacturing and retail net sales	$599,533	$428,785	$170,748	39.8%
U.S. homes sold	6,538	4,817	1,721	35.7%
U.S. manufacturing and retail average home selling price	91.7	$89.0	$2.7	3.0%
Canadian manufacturing net sales	$20,799	$26,120	$(5,321)	(20.4%)
Canadian homes sold	167	221	(54)	(24.4%)
Canadian manufacturing average home selling price	$124.5	$118.2	$6.4	5.4%
Corporate/Other net sales	$7,447	$9,864	$(2,417)	(24.5%)
U.S. manufacturing facilities in operation at end of period	43	39
U.S. retail sales centers in operation at end of period	72	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended June 29, 2024 were $627.8 million, an increase of $163.0 million, or 35.1%, compared to the three months ended July 1, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $170.7 million, or 39.8%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase was primarily due to the inclusion of $151.5 million of net sales from Regional Homes in fiscal 2025. The number of new homes sold during the period increased 35.7% and the average selling price per new home increased 3.0%. The increase in the number of homes sold was due to higher customer demand and production volumes compared to the prior year, and the inclusion of Regional Homes in fiscal 2025. The increase in average selling price was due to the increase in the number of units sold through our company-owned retail sales centers, also in part a result of the addition of Regional Homes. The mix of wholesale unit sales versus homes sold through our company-owned stores impacts average selling price. During the three months ended June 29, 2024, wholesale average selling price per new home decreased due to the decrease in material surcharges and changes in product mix, including customers choosing homes with fewer or lower cost options.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $5.3 million, or 20.4% for the three months ended June 29, 2024 compared to the same period in the prior fiscal year, primarily due to a 24.4% decrease in homes sold partially offset by a 5.4% increase in average home selling price. The increase in average home selling price was primarily due to a change in product mix. The decrease in homes sold is due to slowing demand. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.2 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended June 29, 2024 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business and the elimination of intersegment sales. For the three months ended June 29, 2024, net sales decreased $2.4 million, or 24.5%, primarily attributable to continued decreases of shipments of recreational vehicles as part of a shift in focus of this business unit to expanding shipments of manufactured housing.

GROSS PROFIT

The following table summarizes gross profit for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$154,341	$118,424	$35,917	30.3%
Canadian Factory-built Housing	5,352	7,028	(1,676)	(23.8%)
Corporate/Other	4,522	4,221	301	7.1%
Total gross profit	$164,215	$129,673	$34,542	26.6%
Gross profit as a percent of net sales	26.2%	27.9%

Gross profit as a percent of sales during the three months ended June 29, 2024 was 26.2% compared to 27.9% during the three months ended July 1, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $35.9 million, or 30.3%, during the three months ended June 29, 2024 compared to the same period in the prior fiscal year. Gross profit was 25.7% as a percent of segment net sales for the three months ended June 29, 2024 compared to 27.6% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is being driven by lower wholesale average selling prices and changes in product mix to homes with fewer or lower cost options. In addition, gross margins were negatively impacted by the effect of purchase accounting increases to the carrying value of inventory that was acquired in the Regional Homes acquisition.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.7 million, or 23.8%, during the three months ended June 29, 2024 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes, partially offset by higher average selling prices. Gross profit as a percent of net sales was 25.7% for the three months ended June 29, 2024, compared to 26.9% in the same period of the prior year, primarily due to less absorption of fixed costs due to lower sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.3 million, or 7.1%, during the three months ended June 29, 2024 compared to the same period of the prior fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$85,334	$51,279	$34,055	66.4%
Canadian Factory-built Housing	2,910	2,620	290	11.1%
Corporate/Other	20,583	16,540	4,043	24.4%
Total selling, general, and administrative expenses	$108,827	$70,439	$38,388	54.5%
Selling, general, and administrative expense as a percent of net sales	17.3%	15.2%

Selling, general, and administrative expenses were $108.8 million for the three months ended June 29, 2024, an increase of $38.4 million, or 54.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $34.1 million, or 66.4%, during the three months ended June 29, 2024 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 14.2% for the three months ended June 29, 2024 compared to 12.0% during the comparable period of the prior fiscal year. The acquisition of Regional Homes was the primary driver of the increase. In addition, the Company incurred a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.3 million, or 11.1%, for the three months ended June 29, 2024 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 14.0% for the three months ended June 29, 2024 compared to 10.0% during the comparable period of the prior fiscal year due to less absorption of fixed costs from lower sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $4.0 million, or 24.4%, during the three months ended June 29, 2024 as compared to the same period of the prior fiscal year. The increase was due primarily to higher incentive and stock-based compensation expenses and investments made to enhance our online customer experience and support systems.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Interest expense	$2,197	$377	$1,820	482.8%
Less: interest income	(6,446)	(9,678)	3,232	(33.4%)
Interest (income), net	$(4,249)	$(9,301)	$5,052	(54.3%)
Average outstanding floor plan payable	$92,072	$—
Average outstanding long-term debt	$24,677	$12,430
Average cash balance	$521,998	$772,585

Interest income, net was $4.2 million for the three months ended June 29, 2024, compared to $9.3 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from larger average floor plan payables and long-term debt balances assumed in the acquisition of Regional Homes.

OTHER (INCOME)

The following table summarizes other (income) for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Other (income)	$(1,219)	$—	$(1,219)	100.0%

Other (income) for the three months ended June 29, 2024 represents dividend income from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Income tax expense	$13,719	$17,266	$(3,547)	(20.5%)
Effective tax rate	22.5%	25.2%

Income tax expense for the three months ended June 29, 2024 was $13.7 million, representing an effective tax rate of 22.5%, compared to income tax expense of $17.3 million, representing an effective tax rate of 25.2% for the three months ended July 1, 2023. The effective tax rate for the three months ended June 29, 2024 was positively impacted by an increase in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rates for the three months ended June 29, 2024 and July 1, 2023 differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Equity in net loss of affiliates	$1,343	$—	$1,343	100.0%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $1.3 million for the three months ended June 29, 2024 represents a loss on the equity method investment in ECN of $1.2 million and net losses from other equity method investments of $0.1 million. There were no earnings or losses recognized related to equity method investments for the three months ended July 1, 2023.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023	$ Change	% Change
Net income	$45,794	$51,269	$(5,475)	(10.7%)
Income tax expense	13,719	17,266	(3,547)	(20.5%)
Interest (income), net	(4,249)	(9,301)	5,052	(54.3%)
Depreciation and amortization	10,612	7,592	3,020	39.8%
Equity in net loss of ECN	1,179	—	1,179	*
Change in fair value of contingent consideration	7,912	—	7,912	*
Adjusted EBITDA	$74,967	$66,826	$8,141	12.2%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended June 29, 2024 was $75.0 million, an increase of $8.1 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses, primarily due to the inclusion of Regional Homes.

The Company defines Adjusted EBITDA as net income or loss plus expense or minus income: (a) the provision for income taxes; (b) interest (income) expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income and costs, including but not limited to those costs for the acquisition and integration or disposition of businesses, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

Adjusted EBITDA is presented as a supplemental measure of the Company’s financial performance that management believes is useful to investors, because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company’s operating activities across reporting periods. Management believes Adjusted EBITDA is useful to an investor in evaluating operating performance for the following reasons: (i) Adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest income and expense, taxes, depreciation and amortization and other non-operating income or loss, which can vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired; and (ii) analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies in the industry.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at June 29, 2024 totaled $404.8 million compared to $260.0 million at July 1, 2023. The increase in backlog is due to higher net orders and the acquisition of Regional Homes.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 29, 2024 and July 1, 2023:

	Three months ended
(Dollars in thousands)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$84,616	$74,857
Investing activities	(9,082)	(25,615)
Financing activities	(20,604)	(961)
Effect of exchange rate changes on cash, cash equivalents	(1,060)	1,983
Net increase in cash and cash equivalents	53,870	50,264
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$548,933	$797,717

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At June 29, 2024, $168.5 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $84.6 million for the three months ended June 29, 2024 compared to $74.9 million for the three months ended July 1, 2023. The increase was primarily driven by higher income before non-cash charges related to the change in fair value of the contingent consideration for the Regional Homes acquisition and the loss on equity method investments, and more favorable changes in working capital items during the first three months of fiscal 2025 as compared to the same period of the prior year.

Cash used in investing activities was $9.1 million for the three months ended June 29, 2024 compared to $25.6 million for the three months ended July 1, 2023. The decrease in cash used for investing activities was related to the Company's investment in floor plan loans in fiscal 2024, which did not recur in fiscal 2025.

Cash used in financing activities was $20.6 million for the three months ended June 29, 2024 compared to $1.0 million for the three months ended July 1, 2023. The change in cash between periods was primarily due to share repurchases of $20.0 million in the first quarter of fiscal 2025. As of June 29, 2024, there was approximately $80.0 million remaining on a board-approved share repurchase program. On August 1, 2024, the Company's Board of Directors approved an increase to the share repurchase program to increase the authorization to repurchase the Company's common stock by an additional $20.0 million.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2024 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2024 Annual Report, other than those included in Note 1, "Basis of Presentation".

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
•
the possibility our share repurchase program will not enhance long-term stockholder value, could increase the volatility of our stock price, and diminish our cash reserves; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2024 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2024 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since March 30, 2024.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at June 29, 2024. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In October 2023, we completed the acquisition of Regional Homes and are currently integrating Regional Homes into our operations, compliance programs and internal control processes. Regional Homes constituted approximately 26% of our total assets as of June 29, 2024, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 24% of our net sales for the three months ended June 29, 2024. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Regional Homes from our assessment of the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 16, 2024, Champion Homes, Inc.’s Board of Directors approved a share repurchase program for up to $100.0 million of the Company’s common stock. On August 1, 2024, the Company's Board of Directors approved an increase to this share repurchase program to repurchase up to an additional $20.0 million of the Company's common stock. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company funded the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended June 29, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
6/2/2024 - 6/29/2024	291,778	$68.53	291,778	$80,000
	291,778		291,778

Item 5. OTHER INFORMATION

During the three months ended June 29, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2025. †*
10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors granted in fiscal 2025. †*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

* Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	August 7, 2024
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	August 7, 2024
Laurie Hough	(Principal Financial Officer)