Form 10-Q
period 2024-09-28
Champion Homes, Inc.
filed 2024-10-29
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

Number of shares of common stock outstanding as of October 22, 2024: 57,403,251

CHAMPION HOMES, INC.

FORM 10-Q

i

EXPLANATORY NOTE

On August 5, 2024, Skyline Champion Corporation changed its name to Champion Homes, Inc., which we refer to in this Quarterly Report on Form 10-Q as the “name change.” Unless the context otherwise requires, references herein to the “Company,” “we,” “us,” or “our” refer to Skyline Champion Corporation for periods ending on or before the name change and to Champion Homes, Inc. for any references to the Company after the name change.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 28, 2024	March 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$570,231	$495,063
Trade accounts receivable, net	74,755	64,632
Inventories, net	325,534	318,737
Other current assets	43,594	39,870
Total current assets	1,014,114	918,302
Long-term assets:
Property, plant, and equipment, net	300,840	290,930
Goodwill	357,973	357,973
Amortizable intangible assets, net	70,491	76,369
Deferred tax assets	27,784	26,878
Other noncurrent assets	256,470	252,889
Total assets	$2,027,672	$1,923,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floorplan payable	$85,978	$91,286
Accounts payable	64,260	50,820
Other current liabilities	268,446	247,495
Total current liabilities	418,684	389,601
Long-term liabilities:
Long-term debt	24,690	24,669
Deferred tax liabilities	7,297	6,905
Other liabilities	84,745	79,796
Total long-term liabilities	116,732	111,370

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,384 and 57,815 shares issued as of September 28, 2024 and March 30, 2024, respectively	1,592	1,605
Additional paid-in capital	579,685	568,203
Retained earnings	924,408	866,485
Accumulated other comprehensive loss	(13,429)	(13,923)
Total stockholders’ equity	1,492,256	1,422,370
Total liabilities and stockholders’ equity	$2,027,672	$1,923,341

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$616,877	$464,236	$1,244,656	$929,005
Cost of sales	450,544	347,747	914,108	682,843
Gross profit	166,333	116,489	330,548	246,162
Selling, general, and administrative expenses	99,655	64,454	208,482	134,893
Operating income	66,678	52,035	122,066	111,269
Interest (income), net	(4,737)	(10,480)	(8,986)	(19,781)
Other expense (income)	14	2,065	(1,205)	2,065
Income before income taxes	71,401	60,450	132,257	128,985
Income tax expense	15,392	14,781	29,111	32,047
Net income before equity in net loss of affiliates	56,009	45,669	103,146	96,938
Equity in net loss of affiliates	691	—	2,034	—
Net income	55,318	45,669	101,112	96,938
Net (income) attributable to non-controlling interest	(584)	—	(584)	—
Net income attributable to Champion Homes, Inc.	$54,734	$45,669	$100,528	$96,938
Net income attributable to Champion Homes, Inc. per share:
Basic	$0.95	$0.80	$1.74	$1.69
Diluted	$0.94	$0.79	$1.73	$1.68

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$55,318	$45,669	$101,112	$96,938
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,624	(2,115)	494	68
Total other comprehensive income (loss)	1,624	(2,115)	494	68
Total comprehensive income before non-controlling interests	56,942	43,554	101,606	97,006
Comprehensive (income) attributable to non-controlling interests	(584)	—	(584)	—
Comprehensive income attributable to Champion Homes, Inc.	$56,358	$43,554	$101,022	$97,006

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	September 28, 2024	September 30, 2023

Cash flows from operating activities
Net income	$101,112	$96,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,123	14,378
Amortization of deferred financing fees	187	162
Equity-based compensation	11,213	10,943
Deferred taxes	(596)	(1,919)
Loss on disposal of property, plant, and equipment	57	96
Foreign currency transaction (gain) loss	(70)	76
Equity in net loss of affiliates	2,034	—
Dividends from equity method investment	766	—
Change in fair value of contingent consideration	7,912	—
Change in assets and liabilities:
Accounts receivable	(10,051)	12,101
Floor plan receivables	(15,155)	(2,521)
Inventories	(6,759)	20,059
Other assets	(330)	(13,434)
Accounts payable	13,895	4,387
Accrued expenses and other liabilities	20,104	(12,128)
Net cash provided by operating activities	144,442	129,138
Cash flows from investing activities
Additions to property, plant, and equipment	(24,827)	(22,847)
Cash paid for equity method investment	—	(1,000)
Cash paid for investment in ECN common stock	—	(78,858)
Cash paid for investment in ECN preferred stock	—	(64,520)
Investment in floor plan loans	—	(18,466)
Proceeds from floor plan loans	2,136	10,528
Proceeds from disposal of property, plant, and equipment	138	524
Net cash used in investing activities	(22,553)	(174,639)
Cash flows from financing activities
Changes in floor plan financing, net	(5,308)	—
Payments on long term debt	(11)	—
Payments on repurchase of common stock	(40,000)	—
Stock option exercises	272	224
Tax payments for equity-based compensation	(2,273)	(982)
Net cash used in financing activities	(47,320)	(758)
Effect of exchange rate changes on cash and cash equivalents	599	(39)
Net increase (decrease) in cash and cash equivalents	75,168	(46,298)
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$570,231	$701,155

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended September 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at June 29, 2024	57,579	$1,598	$574,365	$889,837	$(15,053)	$—	$1,450,747
Net income	—	—	—	54,734	—	584	55,318
Equity-based compensation	—	—	5,123	—	—	—	5,123
Net common stock issued under equity-based compensation plans	19	—	197	(28)	—	—	169
Common stock repurchases	(214)	(6)	—	(20,135)	—	—	(20,141)
Distributions declared payable to non-controlling interest	—	—	—	—	—	(584)	(584)
Foreign currency translation adjustments	—	—	—	—	1,624	—	1,624
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256

	Six months ended September 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$—	$1,422,370
Net income	—	—	—	100,528	—	584	101,112
Equity-based compensation	—	—	11,213	—	—	—	11,213
Net common stock issued under equity-based compensation plans	75	2	269	(2,270)	—	—	(1,999)
Common stock repurchases	(506)	(15)	—	(40,335)	—	—	(40,350)
Distributions declared payable to non-controlling interest	—	—	—	—	—	(584)	(584)
Foreign currency translation adjustments	—	—	—	—	494	—	494
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256

	Three months ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	57,133	$1,586	$524,907	$775,980	$(11,552)	$1,290,921
Net income	—	—	—	45,669	—	45,669
Equity-based compensation	—	—	5,515	—	—	5,515
Net common stock issued under equity-based compensation plans	29	1	223	(21)	—	203
Foreign currency translation adjustments	—	—	—	—	(2,115)	(2,115)
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193

	Six months ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	96,938	—	96,938
Equity-based compensation	—	—	10,943	—	—	10,943
Net common stock issued under equity-based compensation plans	54	2	223	(982)	—	(757)
Foreign currency translation adjustments	—	—	—	—	68	68
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At September 28, 2024, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2025,” will end on March 29, 2025 and will include 52 weeks. References to “fiscal 2024” refer to the Company’s fiscal year ended March 30, 2024. The three and six months ended September 28, 2024 and September 30, 2023 each included 13 weeks and 26 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.7 million and $1.9 million at September 28, 2024 and March 30, 2024, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad") to certain independent retailers for purchases of homes manufactured by the Company, of which $31.1 million and $18.1 million was outstanding at September 28, 2024 and March 30, 2024, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of September 28, 2024 or March 30, 2024. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At September 28, 2024, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended September 28, 2024 and September 30, 2023 was $0.6 million and $0.3 million, respectively. Interest income from floor plan receivables for the six months ended September 28, 2024 and September 30, 2023 was $1.1 million and $0.6 million, respectively.

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

Champion Homes, Inc.

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 28, 2024	March 30, 2024
Raw materials	$102,445	$101,429
Work in process	24,452	23,436
Finished goods and other	198,637	193,872
Total inventories, net	$325,534	$318,737

At September 28, 2024 and March 30, 2024, reserves for obsolete inventory were $10.2 million and $10.1 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 28, 2024 and September 30, 2023 was $6.5 million and $4.7 million, respectively. Depreciation expense for the six months ended September 28, 2024 and September 30, 2023 was $14.2 million and $9.3 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 28, 2024	March 30, 2024
Land and improvements	$75,004	$72,188
Buildings and improvements	192,169	183,109
Machinery and equipment	154,384	142,870
Construction in progress	21,403	20,469
Property, plant, and equipment, at cost	442,960	418,636
Less: accumulated depreciation	(142,120)	(127,706)
Property, plant, and equipment, net	$300,840	$290,930

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both September 28, 2024 and March 30, 2024, the Company had goodwill of $358.0 million. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At September 28, 2024, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 28, 2024			March 30, 2024
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,928	$46,402	$129,330	$82,909	$46,393	$129,302
Accumulated amortization	(43,562)	(15,277)	(58,839)	(39,825)	(13,108)	(52,933)
Amortizable intangibles, net	$39,366	$31,125	$70,491	$43,084	$33,285	$76,369

During the three months ended September 28, 2024 and September 30, 2023, amortization of intangible assets was $3.0 million and $2.1 million, respectively. During the six months ended September 28, 2024 and September 30, 2023, amortization of intangible assets was $5.9 million and $5.0 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At September 28, 2024 and March 30, 2024, the Company had capitalized cloud computing costs, net of amortization of $25.0 million and $25.7 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for the three months ended September 28, 2024 and September 30, 2023 was $0.5 million and $0.2 million, respectively. Amortization of capitalized cloud computing costs for the six months ended September 28, 2024 and September 30, 2023 was $0.7 million and $0.4 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN. In connection with the share subscription agreement, the Company and Triad formed Champion Financing LLC ("Champion Financing"), a captive finance company that is 51% owned by the Company and 49% owned by Triad. The results of Champion Financing are included in the consolidated results of the Company on a three-month lag. Triad's 49% ownership interest is reflected as non-controlling interest in the Condensed Consolidated Income Statements.

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three months ended September 28, 2024, the Company's share of ECN's earnings was $0.7 million. For the six months ended September 28, 2024, the Company's share of ECN's losses were $0.5 million. There were no earnings or losses recognized related to the equity method investment for the three and six months ended September 30, 2023. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At September 28, 2024, the investment in the common stock of ECN totaled $70.5 million, including $3.1 million of capitalized transaction costs, and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on quoted market price of ECN’s common stock at September 28, 2024 was approximately $53.0 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired. We do not consider the difference in the fair market value of ECN common stock and our investment balance to be other than temporary at September 28, 2024.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. The carrying amount of $64.5 million at September 28, 2024 represents the purchase price and capitalized transaction costs of $2.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For the six months ended September 28, 2024, the Company has reflected dividend income of $1.2 million in other (income) on the accompanying Condensed Consolidated Income Statements from the investment in ECN Preferred Shares. There was no dividend income from the ECN Preferred Shares for the three months ended September 28, 2024 or for the three and six months ended September 30, 2023.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for the three and six months ended September 28, 2024 and September 30, 2023, respectively. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At September 28, 2024, the Company had floor plan payables due to Triad of $26.7 million. At September 28, 2024, the Company had repurchase commitments of $104.4 million on independent retailer floor plan loans outstanding with Triad.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 28, 2024	March 30, 2024
Customer deposits	$85,027	$80,833
Accrued volume rebates	26,345	21,169
Accrued warranty obligations	43,995	39,176
Accrued compensation and payroll taxes	40,289	35,063
Accrued insurance	12,892	12,772
Accrued product liability - water intrusion	34,500	34,500
Other	25,398	23,982
Total other current liabilities	$268,446	$247,495

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Balance at beginning of period	$54,111	$35,090	$50,869	$35,961
Warranty expense	18,131	14,977	36,819	27,833
Cash warranty payments	(16,554)	(12,705)	(32,000)	(26,432)
Balance at end of period	55,688	37,362	55,688	37,362
Less: noncurrent portion in other long-term liabilities	(11,693)	(7,385)	(11,693)	(7,385)
Total current portion	$43,995	$29,977	$43,995	$29,977

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 28, 2024	March 30, 2024
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,910	4,889
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,690	$24,669

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At September 28, 2024, the interest rate under the Amended Credit Agreement was 6.07% and letters of credit issued under the Amended Credit Agreement totaled $31.5 million. Available borrowing capacity under the Amended Credit Agreement as of September 28, 2024 was $168.5 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of September 28, 2024.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 28, 2024, including related costs and fees, was 4.75%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at September 28, 2024 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At September 28, 2024 and March 30, 2024, the Company had outstanding borrowings on floor plan financing agreements of $86.0 million and $91.3 million, respectively. Total credit line capacity provided under the agreements was $223.0 million as of September 28, 2024. The weighted average interest rate on the floor plan payable was 7.25% at September 28, 2024. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$378,506	$22,234	$—	$400,740
Retail	208,621	—	—	208,621
Transportation/Other	—	—	7,516	7,516
Total	$587,127	$22,234	$7,516	$616,877

	Six months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$758,800	$43,033	$—	$801,833
Retail	427,860	—	—	427,860
Transportation/Other	—	—	14,963	14,963
Total	$1,186,660	$43,033	$14,963	$1,244,656

	Three months ended September 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$351,997	$29,256	$—	$381,253
Retail	76,135	—	—	76,135
Transportation	—	—	6,848	6,848
Total	$428,132	$29,256	$6,848	$464,236

	Six months ended September 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$697,254	$55,376	$—	$752,630
Retail	159,663	—	—	159,663
Transportation	—	—	16,712	16,712
Total	$856,917	$55,376	$16,712	$929,005

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended September 28, 2024 and September 30, 2023, the Company recorded $15.4 million and $14.8 million of income tax expense and had an effective tax rate of 21.6% and 24.5%, respectively. For the six months ended September 28, 2024 and September 30, 2023, the Company recorded $29.1 million and $32.0 million of income tax expense and had an effective tax rate of 22.0% and 24.8% respectively.

The Company’s effective tax rate for the three and six months ended September 28, 2024 and September 30, 2023, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At September 28, 2024, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income attributable to Champion Homes, Inc.	$54,734	$45,669	$100,528	$96,938
Denominator:
Basic weighted-average shares outstanding	57,648	57,232	57,757	57,224
Dilutive securities	537	492	492	471
Diluted weighted-average shares outstanding	58,185	57,724	58,249	57,695

Basic net income per share	$0.95	$0.80	$1.74	$1.69
Diluted net income per share	$0.94	$0.79	$1.73	$1.68

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

The Company operates in two reportable segments: (i) U.S. Factory-built Housing, which includes manufacturing and retail housing operations and (ii) Canadian Factory-built Housing. Corporate/Other includes the Company’s transportation operations, the Company's financing activities, corporate costs directly incurred for all segments and intersegment eliminations. Segments are generally determined by geography. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. Total assets for Corporate/Other primarily include cash and certain U.S. deferred tax items not specifically allocated to another segment.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales:
U.S. Factory-built Housing	$587,127	$428,132	$1,186,660	$856,917
Canadian Factory-built Housing	22,234	29,256	43,033	55,376
Corporate/Other	7,516	6,848	14,963	16,712
Consolidated net sales	$616,877	$464,236	$1,244,656	$929,005
Operating income:
U.S. Factory-built Housing EBITDA	$88,448	64,752	$167,469	$138,985
Canadian Factory-built Housing EBITDA	2,979	5,763	5,858	10,527
Corporate/Other EBITDA	(15,943)	(13,759)	(31,967)	(25,930)
Other expense (income)	14	2,065	(1,205)	2,065
Depreciation	(6,543)	(4,700)	(14,245)	(9,333)
Amortization	(2,968)	(2,086)	(5,878)	(5,045)
Equity in net loss of affiliates	691	—	2,034	—
Consolidated operating income	$66,678	$52,035	$122,066	$111,269
Depreciation:
U.S. Factory-built Housing	$5,944	$4,198	$13,048	$8,326
Canadian Factory-built Housing	448	356	885	712
Corporate/Other	151	146	312	295
Consolidated depreciation	$6,543	$4,700	$14,245	$9,333

Amortization of U.S. Factory-built Housing intangible assets:	$2,968	$2,086	$5,878	$5,045
Capital expenditures:
U.S. Factory-built Housing	$12,465	$11,743	$21,992	$21,421
Canadian Factory-built Housing	448	475	874	941
Corporate/Other	1,202	288	1,961	485
Consolidated capital expenditures	$14,115	$12,506	$24,827	$22,847

(Dollars in thousands)			September 28, 2024	March 30, 2024

Total Assets:
U.S. Factory-built Housing (1)			$1,251,635	$1,239,338
Canadian Factory-built Housing (1)			137,703	132,420
Corporate/Other (1)			638,334	551,583
Consolidated total assets			$2,027,672	$1,923,341

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.7 million at September 28, 2024 and $1.8 million at March 30, 2024, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of September 28, 2024 was estimated to be $254.9 million. Losses incurred on homes repurchased were immaterial during the three and six months ended September 28, 2024 and September 30, 2023.

At September 28, 2024, the Company was contingently obligated for $31.5 million under letters of credit, consisting of $12.7 million to support long-term debt, $18.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $19.1 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

In October 2023, the Company acquired Regional Homes, which operated three manufacturing facilities in Alabama and 44 retail sales centers across the Southeast U.S. Regional Home's strong presence in large HUD markets expanded our captive retail and manufacturing distribution in that region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Southeast U.S.

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

During fiscal 2024, the Company made an equity investment in ECN. The investment, in part, facilitated the creation of a captive finance company in partnership with Triad, a subsidiary of ECN. The captive finance company, Champion Financing, through Triad, provides factory-built home floor plan and consumer loans to manufactured home retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share.

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

Because of the need for affordable housing, the Company saw an increase in customers orders during the six months ended September 28, 2024 versus the same period last year that outpaced production rates. As a result, of the increased orders and the acquisition of Regional Homes, the Company's manufacturing backlog was $427.5 million as of September 28, 2024 compared to $257.8 million as of September 30, 2023.

For the six months ended September 28, 2024, approximately 87% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 44,278 and 37,536 units during the five months ended August 31, 2024 and 2023, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 21.9% and 17.9%, for the five months ended August 31, 2024 and 2023, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts. Our market share in the U.S total housing market was approximately 2.4% and 1.9% for the six months ended September 28, 2024 and September 30, 2023, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF FISCAL 2025 VS. 2024

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023
Income Statements Data:
Net sales	$616,877	$464,236
Cost of sales	450,544	347,747
Gross profit	166,333	116,489
Selling, general, and administrative expenses	99,655	64,454
Operating income	66,678	52,035
Interest income, net	(4,737)	(10,480)
Other expense	14	2,065
Income before income taxes	71,401	60,450
Income tax expense	15,392	14,781
Net income before equity in net loss of affiliates	56,009	45,669
Equity in net loss of affiliates	691	—
Net income	$55,318	$45,669
Net (income) attributable to non-controlling interest	(584)	—
Net income attributable to Champion Homes, Inc.	$54,734	$45,669

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$54,734	$45,669
Income tax expense	15,392	14,781
Interest income, net	(4,737)	(10,480)
Depreciation and amortization	9,511	6,786
Equity in net income of ECN	(658)	—
Transaction costs	—	2,065
Adjusted EBITDA	$74,242	$58,821
As a percent of net sales:
Gross profit	27.0%	25.1%
Selling, general, and administrative expenses	16.2%	13.9%
Operating income	10.8%	11.2%
Net income attributable to Champion Homes, Inc.	8.9%	9.8%
Adjusted EBITDA	12.0%	12.7%

NET SALES

The following table summarizes net sales for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$616,877	$464,236	$152,641	32.9%
U.S. manufacturing and retail net sales	$587,127	$428,132	$158,995	37.1%
U.S. homes sold	6,357	4,842	1,515	31.3%
U.S. manufacturing and retail average home selling price	92.4	$88.4	$3.9	4.5%
Canadian manufacturing net sales	$22,234	$29,256	$(7,022)	(24.0%)
Canadian homes sold	179	232	(53)	(22.8%)
Canadian manufacturing average home selling price	$124.2	$126.1	$(1.9)	(1.5%)
Corporate/Other net sales	$7,516	$6,848	$668	9.8%
U.S. manufacturing facilities in operation at end of period	43	39
U.S. retail sales centers in operation at end of period	72	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended September 28, 2024 were $616.9 million, an increase of $152.6 million, or 32.9%, compared to the three months ended September 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $159.0 million, or 37.1%, for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to the inclusion of $148.0 million of net sales from Regional Homes in fiscal 2025. The number of new homes sold during the period increased 31.3% and the average selling price per new home increased 4.5%. The increase in the number of homes sold was due to higher customer demand and production volumes compared to the prior year, and the inclusion of Regional Homes in fiscal 2025. The increase in average selling price was due to the increase in the number of units sold through our company-owned retail sales centers, also in part a result of the addition of Regional Homes. The mix of wholesale unit sales sold to independent channels versus homes sold through our company-owned retail sales centers impacts average selling price since we capture revenue from additional installation services for homes sold through internal channels.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $7.0 million, or 24.0% for the three months ended September 28, 2024 compared to the same period in the prior fiscal year, primarily due to a 22.8% decrease in homes sold and a 1.5% decrease in average home selling price. The decrease in homes sold is due to slowing demand in the Canadian market. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.2 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended September 28, 2024 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. For the three months ended September 28, 2024, net sales increased $0.7 million, or 9.8%, primarily attributable to Champion Financing, partially offset by lower recreational vehicle shipments from the Company's transportation business.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$156,319	$105,084	$51,235	48.8%
Canadian Factory-built Housing	4,837	8,007	(3,170)	(39.6%)
Corporate/Other	5,177	3,398	1,779	52.4%
Total gross profit	$166,333	$116,489	$49,844	42.8%
Gross profit as a percent of net sales	27.0%	25.1%

Gross profit as a percent of sales during the three months ended September 28, 2024 was 27.0% compared to 25.1% during the three months ended September 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $51.2 million, or 48.8%, during the three months ended September 28, 2024 compared to the same period in the prior fiscal year. Gross profit was 26.6% as a percent of segment net sales for the three months ended September 28, 2024 compared to 24.5% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment net sales is being driven by higher average selling prices from our Company owned retail stores, which also generated a greater percentage of total segment revenue than the prior year as well as lower input costs primarily from forest products and higher capacity utilization.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $3.2 million, or 39.6%, during the three months ended September 28, 2024 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes and average selling prices caused by slowing demand. Gross profit as a percent of net sales was 21.8% for the three months ended September 28, 2024, compared to 27.4% in the same period of the prior year, primarily due to less absorption of fixed costs due to lower sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.8 million, or 52.4%, during the three months ended September 28, 2024 compared to the same period of the prior fiscal year due primarily to the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$76,781	$46,614	$30,167	64.7%
Canadian Factory-built Housing	2,306	2,600	(294)	(11.3%)
Corporate/Other	20,568	15,240	5,328	35.0%
Total selling, general, and administrative expenses	$99,655	$64,454	$35,201	54.6%
Selling, general, and administrative expense as a percent of net sales	16.2%	13.9%

Selling, general, and administrative expenses were $99.7 million for the three months ended September 28, 2024, an increase of $35.2 million, or 54.6%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $30.2 million, or 64.7%, during the three months ended September 28, 2024 as compared to the same period in the prior fiscal year. SG&A, as a percent of segment net sales increased to 13.1% for the three months ended September 28, 2024 compared to 10.9% during the comparable period of the prior fiscal year. The acquisition of Regional Homes was the primary driver of the increase in both the amount of SG&A and as a percent of sales. Sales through our internal retail channels incur a higher percent of SG&A than wholesale sales to independent retailers. We also had higher incentive compensation during the period, which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.3 million, or 11.3%, for the three months ended September 28, 2024 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 10.4% for the three months ended September 28, 2024 compared to 8.9% during the comparable period of the prior fiscal year due to decreased leverage of fixed manufacturing costs.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $5.3 million, or 35.0%, during the three months ended September 28, 2024 as compared to the same period of the prior fiscal year. The increase was due to investments made in people and information systems to support future growth.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Interest expense	$2,113	$362	$1,751	483.7%
Less: interest income	(6,850)	(10,842)	3,992	(36.8%)
Interest (income), net	$(4,737)	$(10,480)	$5,743	(54.8%)
Average outstanding floor plan payable	$89,418	$—
Average outstanding long-term debt	$24,687	$12,430
Average cash balance	$559,582	$749,436

Interest income, net was $4.7 million for the three months ended September 28, 2024, compared to $10.5 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from larger average floor plan payables and long-term debt balances assumed in the acquisition of Regional Homes.

OTHER EXPENSE

The following table summarizes other expense for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Other expense	$14	$2,065	$(2,051)	(99.3%)

The decrease in other expense for the three months ended September 28, 2024 compared to September 30, 2023 is due to transaction costs incurred for the acquisition of Regional Homes in the prior fiscal year.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Income tax expense	$15,392	$14,781	$611	4.1%
Effective tax rate	21.6%	24.5%

Income tax expense for the three months ended September 28, 2024 was $15.4 million, representing an effective tax rate of 21.6%, compared to income tax expense of $14.8 million, representing an effective tax rate of 24.5% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 28, 2024 was positively impacted by an increase in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rate for the three months ended September 28, 2024 and September 30, 2023, differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Equity in net loss of affiliates	$691	$—	$691	100.0%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $0.7 million for the three months ended September 28, 2024 represents a gain on the equity method investment in ECN of $0.7 million and net losses from other unconsolidated affiliates of $1.4 million. There were no earnings or losses recognized related to equity method investments for the three months ended September 30, 2023.

NON-CONTROLLING INTEREST

The following table summarizes net (income) attributable to non-controlling interest for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net (income) attributable to non-controlling interest	$(584)	$—	$(584)	100.0%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 28, 2024 and September 30, 2023:

	Three months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$54,734	$45,669	$9,065	19.8%
Income tax expense	15,392	14,781	611	4.1%
Interest (income), net	(4,737)	(10,480)	5,743	(54.8%)
Depreciation and amortization	9,511	6,786	2,725	40.2%
Equity in net income of ECN	(658)	—	(658)	*
Transaction costs	—	2,065	(2,065)	*
Adjusted EBITDA	$74,242	$58,821	$15,421	26.2%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 28, 2024 was $74.2 million, an increase of $15.4 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses, primarily due to the inclusion of Regional Homes.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2025 VS. 2024

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023
Income Statements Data:
Net sales	$1,244,656	$929,005
Cost of sales	914,108	682,843
Gross profit	330,548	246,162
Selling, general, and administrative expenses	208,482	134,893
Operating income	122,066	111,269
Interest income, net	(8,986)	(19,781)
Other (income) expense	(1,205)	2,065
Income before income taxes	132,257	128,985
Income tax expense	29,111	32,047
Net income before equity in net loss of affiliates	103,146	96,938
Equity in net loss of affiliates	2,034	—
Net income	$101,112	$96,938
Net (income) attributable to non-controlling interest	(584)	—
Net income attributable to Champion Homes, Inc.	$100,528	$96,938

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$100,528	$96,938
Income tax expense	29,111	32,047
Interest (income), net	(8,986)	(19,781)
Depreciation and amortization	20,123	14,378
Equity in net loss of ECN	521	—
Change in fair value of contingent consideration	7,912	—
Transaction costs	—	2,065
Adjusted EBITDA	$149,209	$125,647
As a percent of net sales:
Gross profit	26.6%	26.5%
Selling, general, and administrative expenses	16.8%	14.5%
Operating income	9.8%	12.0%
Net income attributable to Champion Homes, Inc.	8.1%	10.4%
Adjusted EBITDA	12.0%	13.5%

NET SALES

The following table summarizes net sales for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$1,244,656	$929,005	$315,651	34.0%
U.S. manufacturing and retail net sales	$1,186,660	$856,917	$329,743	38.5%
U.S. homes sold	12,895	9,659	3,236	33.5%
U.S. manufacturing and retail average home selling price	$92.0	$88.7	$3.3	3.7%
Canadian manufacturing net sales	$43,033	$55,376	$(12,343)	22.3%
Canadian homes sold	346	453	(107)	23.6%
Canadian manufacturing average home selling price	$124.4	$122.2	$2.2	1.8%
Corporate/Other net sales	$14,963	$16,712	$(1,749)	10.5%
U.S. manufacturing facilities in operation at end of period	43	39
U.S. retail sales centers in operation at end of period	72	31
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the six months ended September 28, 2024 were $1.2 billion, an increase of $315.7 million, or 34.0%, compared to the six months ended September 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $329.7 million, or 38.5%, for the six months ended September 28, 2024 compared to the six months ended September 30, 2023. The increase was primarily due to the inclusion of $299.4 million of net sales from Regional Homes in fiscal 2025. The number of homes sold during the period increased 33.5% and the average home selling price increased 3.7%. The increase in the number of homes sold was due to higher customer demand and production volumes compared to the prior year and the inclusion of Regional Homes in fiscal 2025. The increase in average selling price was due to the increase in the number of units sold through our company-owned retail sales centers, also in part a result of the addition of Regional Homes. The mix of wholesale unit sales versus homes sold through our company-owned stores impacts average selling price. During the six months ended September 28, 2024, wholesale average selling price per new home decreased due to the changes in product mix, including customers choosing homes with fewer or lower cost options.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $12.3 million, or 22.3% for the six months ended September 28, 2024 compared to the same period in the prior fiscal year, primarily due to a 23.6% decrease in homes sold, partially offset by a 1.8% increase in average home selling price. The decrease in homes sold is due to slowing demand in the Canadian market. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.8 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the six months ended September 28, 2024 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. For the six months ended September 28, 2024, net sales decreased $1.7 million, or 10.5%, primarily attributable to the decrease in recreational vehicle shipments, offset in part by the inclusion of Champion Financing.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$310,660	$223,508	$87,152	39.0%
Canadian Factory-built Housing	10,189	15,035	(4,846)	32.2%
Corporate/Other	9,699	7,619	2,080	27.3%
Total gross profit	$330,548	$246,162	$84,386	34.3%
Gross profit as a percent of net sales	26.6%	26.5%

Gross profit as a percent of sales during the six months ended September 28, 2024 was 26.6% compared to 26.5% during the six months ended September 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $87.2 million or 39.0%, during the six months ended September 28, 2024 compared to the same period in the prior fiscal year. The increase in gross profit was driven by higher unit volume due to higher customer demand and production rates and the inclusion of Regional Homes. Gross profit was 26.2% as a percent of segment net sales for the six months ended September 28, 2024 compared to 26.1% in the same period of the prior fiscal year.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $4.8 million, or 32.2% during the six months ended September 28, 2024 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes. Gross profit as a percent of net sales was 23.7% for the six months ended September 28, 2024, compared to 27.2% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $2.1 million, or 27.3%, during the six months ended September 28, 2024 compared to the same period of the prior fiscal year. Gross profit increased as a a result of the revenue mix in the Company's transportation operations and the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$162,115	$97,893	$64,222	65.6%
Canadian Factory-built Housing	5,216	5,220	(4)	(0.1%)
Corporate/Other	41,151	31,780	9,371	29.5%
Total selling, general, and administrative expenses	$208,482	$134,893	$73,589	54.6%
Selling, general, and administrative expense as a percent of net sales	16.8%	14.5%

Selling, general, and administrative expenses were $208.5 million for the six months ended September 28, 2024, an increase of $73.6 million, or 54.6%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $64.2 million, or 65.6%, during the six months ended September 28, 2024 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 13.7% for the six months ended September 28, 2024 compared to 11.4% during the comparable period of the prior fiscal year primarily due to the acquisition of Regional Homes, including a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes, as well as higher incentive compensation, which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment were flat when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 12.1% for the six months ended September 28, 2024 compared to 9.4% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $9.4 million, or 29.5%, during the six months ended September 28, 2024 as compared to the same period of the prior fiscal year due primarily to higher incentive and stock-based compensation expense and investments made in people and information systems to support future growth.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Interest expense	$4,310	$739	$3,571	483.2%
Less: interest income	(13,296)	(20,520)	7,224	(35.2%)
Interest (income), net	$(8,986)	$(19,781)	$10,795	(54.6%)
Average outstanding floor plan payable	$88,632	$—
Average outstanding long-term debt	$24,680	$12,430
Average cash balance	$532,647	$724,304

Interest (income), net was $9.0 million for the six months ended September 28, 2024, compared to $19.8 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from higher average floor plan payables and long-term debt balances assumed in the acquisition of Regional Homes.

OTHER (INCOME) EXPENSE

The following table summarizes other (income) expense for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Other (income) expense	$(1,205)	$2,065	$(3,270)	(158.4%)

Other (income) of $1.2 million for the six months ended September 28, 2024 represents dividend income from the investment in ECN Preferred shares. Other expense of $2.1 million for the six months ended September 30, 2023 represents transaction costs incurred for the acquisition of Regional Homes.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Income tax expense	$29,111	$32,047	$(2,936)	(9.2%)
Effective tax rate	22.0%	24.8%

Income tax expense for the six months ended September 28, 2024 was $29.1 million, representing an effective tax rate of 22.0%, compared to income tax expense of $32.0 million, representing an effective tax rate of 24.8% for the six months ended September 30, 2023. The effective tax rate for the six months ended September 28, 2024 was positively impacted by an increase in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rates for the six months ended September 28, 2024 and September 30, 2023 differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Equity in net loss of affiliates	$2,034	$—	$2,034	100.0%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $2.0 million for the six months ended September 28, 2024 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other unconsolidated affiliates of $1.5 million. There were no earnings or losses recognized related to equity method investments for the six months ended September 30, 2023.

NON-CONTROLLING INTEREST

The following table summarizes non-controlling interest for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net (income) attributable to non-controlling interest	$(584)	$—	$(584)	100.0%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$100,528	$96,938	$3,590	3.7%
Income tax expense	29,111	32,047	(2,936)	(9.2%)
Interest (income), net	(8,986)	(19,781)	10,795	(54.6%)
Depreciation and amortization	20,123	14,378	5,745	40.0%
Equity in net loss of ECN	521	—	521	*
Change in fair value of contingent consideration	7,912	—	7,912	*
Transaction costs	—	2,065	(2,065)	*
Adjusted EBITDA	$149,209	$125,647	$23,562	18.8%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 28, 2024 was $149.2 million, an increase of $23.6 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses, primarily due to the inclusion of Regional Homes.

The Company defines Adjusted EBITDA as net income or loss attributable to Champion Homes, Inc. plus expense or minus income: (a) the provision for income taxes; (b) interest (income) expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income and costs, including but not limited to those costs for the acquisition and integration or disposition of businesses, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at September 28, 2024 totaled $427.5 million compared to $257.8 million at September 30, 2023. The increase in backlog is due to higher net orders and the acquisition of Regional Homes.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended September 28, 2024 and September 30, 2023:

	Six months ended
(Dollars in thousands)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$144,442	$129,138
Investing activities	(22,553)	(174,639)
Financing activities	(47,320)	(758)
Effect of exchange rate changes on cash, cash equivalents	599	(39)
Net increase (decrease) in cash and cash equivalents	75,168	(46,298)
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$570,231	$701,155

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At September 28, 2024, $168.5 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $144.4 million for the six months ended September 28, 2024 compared to $129.1 million for the six months ended September 30, 2023. The increase was primarily driven by higher income before non-cash charges, including the charge for the change in fair value of contingent consideration for the Regional Homes acquisition, partially offset by less favorable changes in working capital items during the first six months of fiscal 2025 as compared to the same period of the prior year.

Cash used in investing activities was $22.6 million for the six months ended September 28, 2024 compared to $174.6 million for the six months ended September 30, 2023. The decrease in cash used for investing activities was related to the Company's investment in floor plan loans, ECN common stock and ECN preferred stock in fiscal 2024 which did not recur in fiscal 2025.

Cash used in financing activities was $47.3 million for the six months ended September 28, 2024 compared to $0.8 million for the six months ended September 30, 2023. The change in cash between periods was primarily due to repurchases of the Company's common stock totaling $40.0 million in the first half of fiscal 2025.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at September 28, 2024. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In October 2023, we completed the acquisition of Regional Homes and are currently integrating Regional Homes into our operations, compliance programs and internal control processes. Regional Homes constituted approximately 26% of our total assets as of September 28, 2024, including the goodwill and intangible assets recorded as part of the purchase price allocation and approximately 24% of our net sales for the six months ended September 28, 2024. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Regional Homes from our assessment of the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 16, 2024, Champion Homes, Inc.’s Board of Directors approved a share repurchase program for up to $100.0 million of the Company’s common stock, which was subsequently amended for up to $120.0 million. On October 28, 2024, the Company's Board of Directors approved an increase to this share repurchase program to repurchase up to an additional $20.0 million of the Company's common stock. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended September 28, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
9/1/2024 - 9/28/2024	214,275	$93.32	214,275	$80,000
	214,275		214,275

Item 5. OTHER INFORMATION

During the six months ended September 28, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Mark Yost	President and Chief Executive Officer	October 29, 2024
Mark Yost	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	October 29, 2024
Laurie Hough	(Principal Financial Officer)