Form 10-Q
period 2024-12-28
Champion Homes, Inc.
filed 2025-02-05
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

or

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

Number of shares of common stock outstanding as of January 31, 2025: 57,275,954

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 28, 2024	March 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,753	$495,063
Trade accounts receivable, net	68,441	64,632
Inventories, net	336,766	318,737
Other current assets	33,721	39,870
Total current assets	1,020,681	918,302
Long-term assets:
Property, plant, and equipment, net	304,166	290,930
Goodwill	357,973	357,973
Amortizable intangible assets, net	67,601	76,369
Deferred tax assets	29,644	26,878
Other noncurrent assets	257,404	252,889
Total assets	$2,037,469	$1,923,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floorplan payable	$88,198	$91,286
Accounts payable	44,695	50,820
Other current liabilities	261,269	247,495
Total current liabilities	394,162	389,601
Long-term liabilities:
Long-term debt	24,696	24,669
Deferred tax liabilities	7,088	6,905
Other liabilities	83,224	79,796
Total long-term liabilities	115,008	111,370

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,198 and 57,815 shares issued as of December 28, 2024 and March 30, 2024, respectively	1,587	1,605
Additional paid-in capital	582,673	568,203
Retained earnings	965,008	866,485
Accumulated other comprehensive loss	(20,969)	(13,923)
Total stockholders’ equity	1,528,299	1,422,370
Total liabilities and stockholders’ equity	$2,037,469	$1,923,341

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales	$644,925	$559,455	$1,889,581	$1,488,460
Cost of sales	463,903	418,183	1,378,011	1,101,026
Gross profit	181,022	141,272	511,570	387,434
Selling, general, and administrative expenses	108,214	85,091	316,696	219,984
Operating income	72,808	56,181	194,874	167,450
Interest (income), net	(3,991)	(4,309)	(12,977)	(24,090)
Other (income) expense	(2,158)	756	(3,363)	2,821
Income before income taxes	78,957	59,734	211,214	188,719
Income tax expense	16,698	12,764	45,809	44,811
Net income before equity in net loss of affiliates	62,259	46,970	165,405	143,908
Equity in net (income) loss of affiliates	(568)	—	1,466	—
Net income	62,827	46,970	163,939	143,908
Net (income) attributable to non-controlling interest	(1,290)	—	(1,874)	—
Net income attributable to Champion Homes, Inc.	$61,537	$46,970	$162,065	$143,908
Net income attributable to Champion Homes, Inc. per share:
Basic	$1.07	$0.81	$2.81	$2.51
Diluted	$1.06	$0.81	$2.79	$2.49

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Nine months ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income	$62,827	$46,970	$163,939	$143,908
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,540)	2,408	(7,046)	2,476
Total other comprehensive income (loss)	(7,540)	2,408	(7,046)	2,476
Total comprehensive income before non-controlling interests	55,287	49,378	156,893	146,384
Comprehensive (income) attributable to non-controlling interests	(1,290)	—	(1,874)	—
Comprehensive income attributable to Champion Homes, Inc.	$53,997	$49,378	$155,019	$146,384

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine months ended
	December 28, 2024	December 30, 2023

Cash flows from operating activities
Net income	$163,939	$143,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,796	24,017
Amortization of deferred financing fees	280	255
Equity-based compensation	14,184	15,231
Deferred taxes	(2,464)	(3,115)
Loss on disposal of property, plant, and equipment	128	145
Foreign currency transaction loss (gain)	1,436	(184)
Equity in net loss of affiliates	1,466	217
Dividends from equity method investment	1,011	—
Change in fair value of contingent consideration	7,912	—
Change in assets and liabilities:
Accounts receivable	(3,858)	39,340
Floor plan receivables	(16,874)	(4,978)
Inventories	(18,902)	47,696
Other assets	8,045	(10,756)
Accounts payable	(4,762)	(15,309)
Accrued expenses and other liabilities	12,515	(17,850)
Net cash provided by operating activities	194,852	218,617
Cash flows from investing activities
Additions to property, plant, and equipment	(37,971)	(40,986)
Cash paid for equity method investment	—	(2,250)
Cash paid for investment in ECN common stock	—	(78,858)
Cash paid for investment in ECN preferred stock	—	(64,520)
Investment in floor plan loans	—	(18,466)
Proceeds from floor plan loans	2,737	14,646
Acquisitions, net of cash acquired	—	(284,545)
Proceeds from disposal of property, plant, and equipment	222	556
Net cash (used) in investing activities	(35,012)	(474,423)
Cash flows from financing activities
Changes in floor plan financing, net	(3,089)	4,474
Payments on long term debt	(20)	(67)
Payments on repurchase of common stock	(59,999)	—
Stock option exercises	285	506
Tax payments for equity-based compensation	(3,031)	(983)
Net cash (used in) provided by financing activities	(65,854)	3,930
Effect of exchange rate changes on cash and cash equivalents	(7,296)	2,330
Net increase (decrease) in cash and cash equivalents	86,690	(249,546)
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$581,753	$497,907

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended December 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256
Net income	—	—	—	61,537	—	1,290	62,827
Equity-based compensation	—	—	2,971	—	—	—	2,971
Net common stock issued under equity-based compensation plans	19	1	17	(761)	—	—	(743)
Common stock repurchases	(205)	(6)	—	(20,176)	—	—	(20,182)
Distributions declared payable to non-controlling interest	—	—	—	—	—	(1,290)	(1,290)
Foreign currency translation adjustments	—	—	—	—	(7,540)	—	(7,540)
Balance at December 28, 2024	57,198	$1,587	$582,673	$965,008	$(20,969)	$—	$1,528,299

	Nine months ended December 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$—	$1,422,370
Net income	—	—	—	162,065	—	1,874	163,939
Equity-based compensation	—	—	14,184	—	—	—	14,184
Net common stock issued under equity-based compensation plans	94	3	286	(3,031)	—	—	(2,742)
Common stock repurchases	(711)	(21)	—	(60,511)	—	—	(60,532)
Distributions declared payable to non-controlling interest	—	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustments	—	—	—	—	(7,046)	—	(7,046)
Balance at December 28, 2024	57,198	$1,587	$582,673	$965,008	$(20,969)	$—	$1,528,299

	Three months ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	57,162	$1,587	$530,645	$821,628	$(13,667)	$1,340,193
Net income	—	—	—	46,970	—	46,970
Equity-based compensation	—	—	4,288	—	—	4,288
Net common stock issued under equity-based compensation plans	19	—	247	—	—	247
Common stock issued for business combination	455	13	27,839	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	2,408	2,408
Balance at December 30, 2023	57,636	$1,600	$563,019	$868,598	$(11,259)	$1,421,958

	Nine months ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	$1,233,001
Net income	—	—	—	143,908	—	143,908
Equity-based compensation	—	—	15,231	—	—	15,231
Net common stock issued under equity-based compensation plans	73	2	470	(982)	—	(510)
Common stock issued for business combination	455	13	27,839	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	2,476	2,476
Balance at December 30, 2023	57,636	$1,600	$563,019	$868,598	$(11,259)	$1,421,958

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At December 28, 2024, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2025,” will end on March 29, 2025 and will include 52 weeks. References to “fiscal 2024” refer to the Company’s fiscal year ended March 30, 2024. The three and nine months ended December 28, 2024 and December 30, 2023 each included 13 weeks and 39 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $2.1 million and $1.9 million at December 28, 2024 and March 30, 2024, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad") to certain independent retailers for purchases of homes manufactured by the Company, of which $32.2 million and $18.1 million was outstanding at December 28, 2024 and March 30, 2024, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of December 28, 2024 or March 30, 2024. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At December 28, 2024, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended December 28, 2024 and December 30, 2023 was $0.7 million and $0.3 million, respectively. Interest income from floor plan receivables for the nine months ended December 28, 2024 and December 30, 2023 was $1.7 million and $0.9 million, respectively.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which expands disclosures about a public entity's specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The update will be effective for annual periods beginning after December 15, 2026 (fiscal 2028). We are assessing the effect of this update on our consolidated financial statement disclosures.

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

The following unaudited pro forma information presents a summary of the operating results for the three and nine months ended December 30, 2023, as if the acquisition of Regional Homes had been completed on April 3, 2022, which is the beginning of the comparable reporting period from the acquisition date:

	Three months ended	Nine months ended
	December 30, 2023	December 30, 2023
Pro forma net sales	$568,045	$1,750,936
Pro forma net income	$47,058	$159,351

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 28, 2024	March 30, 2024
Raw materials	$106,268	$101,429
Work in process	29,724	23,436
Finished goods and other	200,774	193,872
Total inventories, net	$336,766	$318,737

At December 28, 2024 and March 30, 2024, reserves for obsolete inventory were $9.5 million and $10.1 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 28, 2024 and December 30, 2023 was $7.8 million and $6.9 million, respectively. Depreciation expense for the nine months ended December 28, 2024 and December 30, 2023 was $22.0 million and $16.2 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 28, 2024	March 30, 2024
Land and improvements	$77,941	$72,188
Buildings and improvements	194,690	183,109
Machinery and equipment	158,664	142,870
Construction in progress	21,880	20,469
Property, plant, and equipment, at cost	453,175	418,636
Less: accumulated depreciation	(149,009)	(127,706)
Property, plant, and equipment, net	$304,166	$290,930

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both December 28, 2024 and March 30, 2024, the Company had goodwill of $358.0 million. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At December 28, 2024, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 28, 2024			March 30, 2024
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,597	$46,267	$128,864	$82,909	$46,393	$129,302
Accumulated amortization	(45,053)	(16,210)	(61,263)	(39,825)	(13,108)	(52,933)
Amortizable intangibles, net	$37,544	$30,057	$67,601	$43,084	$33,285	$76,369

During the three months ended December 28, 2024 and December 30, 2023, amortization of intangible assets was $2.9 million and $2.8 million, respectively. During the nine months ended December 28, 2024 and December 30, 2023, amortization of intangible assets was $8.8 million and $7.8 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At December 28, 2024 and March 30, 2024, the Company had capitalized cloud computing costs, net of amortization of $24.0 million and $25.7 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for the three months ended December 28, 2024 and December 30, 2023 was $1.0 million and $0.3 million, respectively. Amortization of capitalized cloud computing costs for the nine months ended December 28, 2024 and December 30, 2023 was $1.7 million and $0.7 million, respectively.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three months ended December 28, 2024, the Company's share of ECN's earnings was $0.7 million. For the nine months ended December 28, 2024, the Company's share of ECN's earnings was $0.1 million. For the three and nine months ended December 30, 2023, the Company's share of ECN's losses was $0.2 million. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At December 28, 2024 and March 30, 2024, the investment in the common stock of ECN totaled $71.0 million and $71.9 million, respectively, and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at December 28, 2024 was approximately $73.0 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At December 28, 2024 and March 30, 2024, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For the three and nine months ended December 28, 2024, the Company reflected dividend income from the investment in the Preferred Shares of $1.2 million and $2.4 million, respectively, in other income on the accompanying Condensed Consolidated Income Statements. For the three and nine months ended December 30, 2023, the Company reflected dividend income from the investment in the Preferred Shares of $0.6 million in other income on the accompanying Condensed Consolidated Income Statements.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for the three and nine months ended December 28, 2024 and December 30, 2023, respectively. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At December 28, 2024, the Company had floor plan payables due to Triad of $31.9 million. At December 28, 2024, the Company had repurchase commitments of $118.5 million on independent retailer floor plan loans outstanding with Triad.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 28, 2024	March 30, 2024
Customer deposits	$68,363	$80,833
Accrued volume rebates	28,774	21,169
Accrued warranty obligations	44,446	39,176
Accrued compensation and payroll taxes	45,680	35,063
Accrued insurance	15,138	12,772
Accrued product liability - water intrusion	34,400	34,500
Other	24,468	23,982
Total other current liabilities	$261,269	$247,495

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Balance at beginning of period	$55,688	$37,362	$50,869	$35,961
Warranty expense	16,762	17,494	53,581	45,327
Acquired warranty obligations	—	11,043	—	11,043
Cash warranty payments	(16,311)	(15,833)	(48,311)	(42,265)
Balance at end of period	56,139	50,066	56,139	50,066
Less: noncurrent portion in other long-term liabilities	(11,693)	(9,385)	(11,693)	(9,385)
Total current portion	$44,446	$40,681	$44,446	$40,681

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 28, 2024	March 30, 2024
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,916	4,889
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,696	$24,669

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

unused commitments under the Amended Credit Agreement. At December 28, 2024, the interest rate under the Amended Credit Agreement was 5.58% and letters of credit issued under the Amended Credit Agreement totaled $31.5 million. Available borrowing capacity under the Amended Credit Agreement as of December 28, 2024 was $168.5 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of December 28, 2024.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 28, 2024, including related costs and fees, was 5.27%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at December 28, 2024 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At December 28, 2024 and March 30, 2024, the Company had outstanding borrowings on floor plan financing agreements of $88.2 million and $91.3 million, respectively. Total credit line capacity provided under the agreements was $223.0 million as of December 28, 2024. The weighted average interest rate on the floor plan payable was 7.14% at December 28, 2024. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$386,398	$25,692	$—	$412,090
Retail	224,359	—	—	224,359
Transportation/Other	—	—	8,476	8,476
Total	$610,757	$25,692	$8,476	$644,925

	Nine months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$1,145,198	$68,725	$—	$1,213,923
Retail	652,219	—	—	652,219
Transportation/Other	—	—	23,439	23,439
Total	$1,797,417	$68,725	$23,439	$1,889,581

	Three months ended December 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$337,981	$30,803	$—	$368,784
Retail	183,143	—	—	183,143
Transportation	—	—	7,528	7,528
Total	$521,124	$30,803	$7,528	$559,455

	Nine months ended December 30, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$1,035,235	$86,179	$—	$1,121,414
Retail	342,806	—	—	342,806
Transportation	—	—	24,240	24,240
Total	$1,378,041	$86,179	$24,240	$1,488,460

11. Income Taxes

For the three months ended December 28, 2024 and December 30, 2023, the Company recorded $16.7 million and $12.8 million of income tax expense and had an effective tax rate of 21.1% and 21.4%, respectively. For the nine months ended December 28, 2024 and December 30, 2023, the Company recorded $45.8 million and $44.8 million of income tax expense and had an effective tax rate of 21.7% and 23.7% respectively.

The Company’s effective tax rate for the three and nine months ended December 28, 2024 and December 30, 2023, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

At December 28, 2024, the Company had no unrecognized tax benefits.

Champion Homes, Inc.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Dollars and shares in thousands, except per share data)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Numerator:
Net income attributable to Champion Homes, Inc.	$61,537	$46,970	$162,065	$143,908
Denominator:
Basic weighted-average shares outstanding	57,407	57,644	57,640	57,364
Dilutive securities	614	492	537	478
Diluted weighted-average shares outstanding	58,021	58,136	58,177	57,842

Basic net income per share	$1.07	$0.81	$2.81	$2.51
Diluted net income per share	$1.06	$0.81	$2.79	$2.49

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net sales:
U.S. Factory-built Housing	$610,757	$521,124	$1,797,417	$1,378,041
Canadian Factory-built Housing	25,692	30,803	68,725	86,179
Corporate/Other	8,476	7,528	23,439	24,240
Consolidated net sales	$644,925	$559,455	$1,889,581	$1,488,460
Operating income:
U.S. Factory-built Housing EBITDA	$97,449	$71,862	$264,918	$210,847
Canadian Factory-built Housing EBITDA	4,573	6,473	10,431	17,000
Corporate/Other EBITDA	(17,105)	(13,271)	(49,656)	(39,201)
Other (income) expense	(2,158)	756	(3,363)	2,821
Depreciation	(7,784)	(6,862)	(22,029)	(16,195)
Amortization	(2,889)	(2,777)	(8,767)	(7,822)
Equity in net (income) loss of affiliates	(568)	—	1,466	—
Net income attributable to non-controlling interest	1,290	—	1,874	—
Consolidated operating income	$72,808	$56,181	$194,874	$167,450
Depreciation:
U.S. Factory-built Housing	$7,172	$6,332	$20,220	$14,658
Canadian Factory-built Housing	462	372	1,347	1,084
Corporate/Other	150	158	462	453
Consolidated depreciation	$7,784	$6,862	$22,029	$16,195

Amortization of U.S. Factory-built Housing intangible assets:	$2,889	$2,777	$8,767	$7,822
Capital expenditures:
U.S. Factory-built Housing	$12,124	$16,670	$34,116	$38,091
Canadian Factory-built Housing	213	1,091	1,087	2,032
Corporate/Other	807	378	2,768	863
Consolidated capital expenditures	$13,144	$18,139	$37,971	$40,986

(Dollars in thousands)			December 28, 2024	March 30, 2024

Total Assets:
U.S. Factory-built Housing (1)			$1,235,694	$1,239,338
Canadian Factory-built Housing (1)			131,779	132,420
Corporate/Other (1)			669,996	551,583
Consolidated total assets			$2,037,469	$1,923,341

(1)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.7 million at December 28, 2024 and $1.8 million at March 30, 2024, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of December 28, 2024 was estimated to be $253.0 million. Losses incurred on homes repurchased were immaterial during the three and nine months ended December 28, 2024 and December 30, 2023.

At December 28, 2024, the Company was contingently obligated for $31.5 million under letters of credit, consisting of $12.7 million to support long-term debt, $18.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $19.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. The Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability, net of $0.1 million of remediation payments made during the third quarter of fiscal 2025, is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

Because of the need for affordable housing, the Company saw an increase in customer orders during the nine months ended December 28, 2024 versus the same period last year. As a result of the increased orders the Company's manufacturing backlog was $312.6 million as of December 28, 2024 compared to $290.4 million as of December 30, 2023.

For the nine months ended December 28, 2024, approximately 87% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 71,968 and 61,622 units during the eight months ended November 30, 2024 and 2023, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.2% and 18.9%, for the eight months ended November 30, 2024 and 2023, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts. Our market share in the U.S total housing market was approximately 2.5% and 2.1% for the nine months ended December 28, 2024 and December 30, 2023, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF FISCAL 2025 VS. 2024

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023
Income Statements Data:
Net sales	$644,925	$559,455
Cost of sales	463,903	418,183
Gross profit	181,022	141,272
Selling, general, and administrative expenses	108,214	85,091
Operating income	72,808	56,181
Interest income, net	(3,991)	(4,309)
Other (income) expense	(2,158)	756
Income before income taxes	78,957	59,734
Income tax expense	16,698	12,764
Net income before equity in net income of affiliates	62,259	46,970
Equity in net income of affiliates	(568)	—
Net income	$62,827	$46,970
Net (income) attributable to non-controlling interest	(1,290)	—
Net income attributable to Champion Homes, Inc.	$61,537	$46,970

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$61,537	$46,970
Income tax expense	16,698	12,764
Interest income, net	(3,991)	(4,309)
Depreciation and amortization	10,673	9,639
Equity in net income of ECN	(656)	—
Transaction costs	—	1,188
Other	(1,000)	—
Adjusted EBITDA	$83,261	$66,252
As a percent of net sales:
Gross profit	28.1%	25.3%
Selling, general, and administrative expenses	16.8%	15.2%
Operating income	11.3%	10.0%
Net income attributable to Champion Homes, Inc.	9.5%	8.4%
Adjusted EBITDA	12.9%	11.8%

NET SALES

The following table summarizes net sales for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$644,925	$559,455	$85,470	15.3%
U.S. manufacturing and retail net sales	$610,757	$521,124	$89,633	17.2%
U.S. homes sold	6,437	5,643	794	14.1%
U.S. manufacturing and retail average home selling price	94.9	$92.3	$2.6	2.8%
Canadian manufacturing net sales	$25,692	$30,803	$(5,111)	(16.6%)
Canadian homes sold	209	249	(40)	(16.1%)
Canadian manufacturing average home selling price	$122.9	$123.7	$(0.8)	(0.6%)
Corporate/Other net sales	$8,476	$7,528	$948	12.6%
U.S. manufacturing facilities in operation at end of period	43	43
U.S. retail sales centers in operation at end of period	72	73
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the three months ended December 28, 2024 were $644.9 million, an increase of $85.5 million, or 15.3%, compared to the three months ended December 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $89.6 million, or 17.2%, for the three months ended December 28, 2024 compared to the three months ended December 30, 2023. The increase was due to a 14.1% increase in new homes sold and a 2.8% increase in the average selling price per new home. The increase in the number of homes sold was due to higher customer demand and production volumes compared to the prior year, as well as an additional 2 weeks of activity from Regional Homes in the current quarter. The increase in average selling price was due to the increase in the number of units sold through our company-owned retail sales centers. The mix of wholesale unit sales sold to independent channels versus homes sold through our company-owned retail sales centers impacts average selling price since we capture revenue from additional installation services for homes sold through internal channels.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $5.1 million, or 16.6% for the three months ended December 28, 2024 compared to the same period in the prior fiscal year, primarily due to a 16.1% decrease in homes sold and a 0.6% decrease in average home selling price. The decrease in homes sold is due to slowing demand for housing in the Canadian market. On a constant currency basis, net sales for the Canadian segment were favorably impacted by approximately $0.1 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended December 28, 2024 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. For the three months ended December 28, 2024, net sales increased $0.9 million, or 12.6%, primarily attributable to revenue generated from Champion Financing, partially offset by lower recreational vehicle shipments from the Company's transportation business.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$167,507	$128,050	$39,457	30.8%
Canadian Factory-built Housing	6,781	9,066	(2,285)	(25.2%)
Corporate/Other	6,734	4,156	2,578	62.0%
Total gross profit	$181,022	$141,272	$39,750	28.1%
Gross profit as a percent of net sales	28.1%	25.3%

Gross profit as a percent of sales during the three months ended December 28, 2024 was 28.1% compared to 25.3% during the three months ended December 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $39.5 million, or 30.8%, during the three months ended December 28, 2024 compared to the same period in the prior fiscal year. Gross profit was 27.4% as a percent of segment net sales for the three months ended December 28, 2024 compared to 24.6% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment net sales is being driven by higher average selling prices on new homes sold through our Company-owned retail sales centers, which also generated a greater percentage of total segment revenue than the prior year as well as lower input costs and synergies realized from the acquisition of Regional Homes.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $2.3 million, or 25.2%, during the three months ended December 28, 2024 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes and average selling prices caused by slowing demand. Gross profit as a percent of net sales was 26.4% for the three months ended December 28, 2024, compared to 29.4% in the same period of the prior year, primarily due to less absorption of fixed costs due to lower sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $2.6 million, or 62.0%, during the three months ended December 28, 2024 compared to the same period of the prior fiscal year due primarily to the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$80,121	$65,298	$14,823	22.7%
Canadian Factory-built Housing	2,670	2,965	(295)	(9.9%)
Corporate/Other	25,423	16,828	8,595	51.1%
Total selling, general, and administrative expenses	$108,214	$85,091	$23,123	27.2%
Selling, general, and administrative expense as a percent of net sales	16.8%	15.2%

Selling, general, and administrative expenses were $108.2 million for the three months ended December 28, 2024, an increase of $23.1 million, or 27.2%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $14.8 million, or 22.7%, during the three months ended December 28, 2024 as compared to the same period in the prior fiscal year. SG&A, as a percent of segment net sales increased to 13.1% for the three months ended December 28, 2024 compared to 12.5% during the comparable period of the prior fiscal year. The increase in SG&A as a percent of segment sales was due to higher sales volumes through our Company-owned retail sales centers which incur a higher percent of SG&A than wholesale sales to independent retailers. Additionally, we incurred higher incentive compensation during the period, which is generally based on sales volume or a measure of profitability.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $0.3 million, or 9.9%, for the three months ended December 28, 2024 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 10.4% for the three months ended December 28, 2024 compared to 9.6% during the comparable period of the prior fiscal year due to decreased leverage of fixed costs as a result of the reduction in sales during the period.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $8.6 million, or 51.1%, during the three months ended December 28, 2024 as compared to the same period of the prior fiscal year. The increase was due primarily to investments made in people and information systems to support future growth.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Interest expense	$2,099	$1,927	$172	8.9%
Less: interest income	(6,090)	(6,236)	146	(2.3%)
Interest (income), net	$(3,991)	$(4,309)	$318	(7.4%)
Average outstanding floor plan payable	$87,088	$70,564
Average outstanding long-term debt	$24,693	$23,168
Average cash balance	$575,992	$599,531

Interest income, net was $4.0 million for the three months ended December 28, 2024, compared to $4.3 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from higher average outstanding floor plan payables.

OTHER (INCOME) EXPENSE

The following table summarizes other expense for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Other (income) expense	$(2,158)	$756	$(2,914)	(385.4%)

Other income for the three months ended December 28, 2024 represents dividend income of $1.2 million from the investment in ECN Preferred Shares and $1.0 million insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers' compensation claims. Other expense for the three months ended December 30, 2023 primarily related to $1.2 million of transaction costs incurred for the acquisition of Regional Homes, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Income tax expense	$16,698	$12,764	$3,934	30.8%
Effective tax rate	21.1%	21.4%

Income tax expense for the three months ended December 28, 2024 was $16.7 million, representing an effective tax rate of 21.1%, compared to income tax expense of $12.8 million, representing an effective tax rate of 21.4% for the three months ended December 30, 2023.

The Company’s effective tax rate for the three months ended December 28, 2024 and December 30, 2023, differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET INCOME OF AFFILIATES

The following table summarizes equity in net income of affiliates for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Equity in net income of affiliates	$(568)	$—	$(568)	100.0%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net income of affiliates of $0.6 million for the three months ended December 28, 2024 represents a gain on the equity method investment in ECN of $0.7 million and net losses from other unconsolidated affiliates of $0.1 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net income attributable to non-controlling interest	$(1,290)	$—	$(1,290)	100.0%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 28, 2024 and December 30, 2023:

	Three months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$61,537	$46,970	$14,567	31.0%
Income tax expense	16,698	12,764	3,934	30.8%
Interest income, net	(3,991)	(4,309)	318	(7.4%)
Depreciation and amortization	10,673	9,639	1,034	10.7%
Equity in net income of ECN	(656)	—	(656)	*
Transaction costs	—	1,188	(1,188)	*
Other	(1,000)	—	(1,000)	*
Adjusted EBITDA	$83,261	$66,252	$17,009	25.7%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 28, 2024 was $83.3 million, an increase of $17.0 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST NINE MONTHS OF FISCAL 2025 VS. 2024

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023
Income Statements Data:
Net sales	$1,889,581	$1,488,460
Cost of sales	1,378,011	1,101,026
Gross profit	511,570	387,434
Selling, general, and administrative expenses	316,696	219,984
Operating income	194,874	167,450
Interest income, net	(12,977)	(24,090)
Other (income) expense	(3,363)	2,821
Income before income taxes	211,214	188,719
Income tax expense	45,809	44,811
Net income before equity in net loss of affiliates	165,405	143,908
Equity in net loss of affiliates	1,466	—
Net income	$163,939	$143,908
Net (income) attributable to non-controlling interest	(1,874)	—
Net income attributable to Champion Homes, Inc.	$162,065	$143,908

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$162,065	$143,908
Income tax expense	45,809	44,811
Interest (income), net	(12,977)	(24,090)
Depreciation and amortization	30,796	24,017
Equity in net (income) of ECN	(135)	—
Change in fair value of contingent consideration	7,912	—
Transaction costs	—	3,253
Other	(1,000)	—
Adjusted EBITDA	$232,470	$191,899
As a percent of net sales:
Gross profit	27.1%	26.0%
Selling, general, and administrative expenses	16.8%	14.8%
Operating income	10.3%	11.2%
Net income attributable to Champion Homes, Inc.	8.6%	9.7%
Adjusted EBITDA	12.3%	12.9%

NET SALES

The following table summarizes net sales for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$1,889,581	$1,488,460	$401,121	26.9%
U.S. manufacturing and retail net sales	$1,797,417	$1,378,041	$419,376	30.4%
U.S. homes sold	19,332	15,302	4,030	26.3%
U.S. manufacturing and retail average home selling price	$93.0	$90.1	$2.9	3.3%
Canadian manufacturing net sales	$68,725	$86,179	$(17,454)	20.3%
Canadian homes sold	555	702	(147)	20.9%
Canadian manufacturing average home selling price	$123.8	$122.8	$1.0	0.8%
Corporate/Other net sales	$23,439	$24,240	$(801)	3.3%
U.S. manufacturing facilities in operation at end of period	43	43
U.S. retail sales centers in operation at end of period	72	73
Canadian manufacturing facilities in operation at end of period	5	5

Net sales for the nine months ended December 28, 2024 were $1.9 billion, an increase of $401.1 million, or 26.9%, compared to the nine months ended December 30, 2023. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $419.4 million, or 30.4%, for the nine months ended December 28, 2024 compared to the nine months ended December 30, 2023. The increase was primarily due to the inclusion of $447.3 million of net sales from Regional Homes in fiscal 2025 compared to $119.7 million in the prior-year period, which represented approximately 2.5 months of operations from the date of acquisition through December 30, 2023. The number of homes sold during the period increased 26.3% and the total average home selling price increased 3.3%. The increase in the number of homes sold was due to higher customer demand and production volumes compared to the prior year and the inclusion of Regional Homes sales for all of the first nine months of fiscal 2025 compared to 2.5 months in the prior year period. The increase in average selling price was due primarily to the increase in the number of units sold through our company-owned retail sales centers, also in part a result of the addition of Regional Homes. The mix of wholesale unit sales versus homes sold through our company-owned retail sales centers impacts average selling price. During the nine months ended December 28, 2024, wholesale average selling price per new home decreased due to changes in product mix, including customers choosing homes with fewer or lower cost options.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $17.5 million, or 20.3% for the nine months ended December 28, 2024 compared to the same period in the prior fiscal year, primarily due to a 20.9% decrease in homes sold, partially offset by a 0.8% increase in average home selling price. The decrease in homes sold is due to slowing demand in the Canadian market. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.2 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the nine months ended December 28, 2024 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. For the nine months ended December 28, 2024, net sales decreased $0.8 million, or 3.3%, primarily attributable to a decrease in recreational vehicle shipments, offset in part by the inclusion of Champion Financing.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$478,167	$351,558	$126,609	36.0%
Canadian Factory-built Housing	16,970	24,101	(7,131)	29.6%
Corporate/Other	16,433	11,775	4,658	39.6%
Total gross profit	$511,570	$387,434	$124,136	32.0%
Gross profit as a percent of net sales	27.1%	26.0%

Gross profit as a percent of sales during the nine months ended December 28, 2024 was 27.1% compared to 26.0% during the nine months ended December 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $126.6 million or 36.0%, during the nine months ended December 28, 2024 compared to the same period in the prior fiscal year. The increase in gross profit was driven by higher unit volume due to higher customer demand and the addition of Regional Homes. Gross profit was 26.6% as a percent of segment net sales for the nine months ended December 28, 2024 compared to 25.5% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment net sales is driven by a greater percentage of homes sold through our company-owned retail sales centers and lower manufacturing input costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $7.1 million, or 29.6% during the nine months ended December 28, 2024 compared to the same period in the prior fiscal year. The decrease in gross profit is primarily due to lower sales volumes.

Gross profit as a percent of net sales was 24.7% for the nine months ended December 28, 2024, compared to 28.0% in the same period of the prior year, primarily the result of decreased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $4.7 million, or 39.6%, during the nine months ended December 28, 2024 compared to the same period of the prior fiscal year. Gross profit increased as a result of the revenue mix in the Company's transportation operations and the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$242,236	$163,191	$79,045	48.4%
Canadian Factory-built Housing	7,886	8,185	(299)	(3.7%)
Corporate/Other	66,574	48,608	17,966	37.0%
Total selling, general, and administrative expenses	$316,696	$219,984	$96,712	44.0%
Selling, general, and administrative expense as a percent of net sales	16.8%	14.8%

Selling, general, and administrative expenses were $316.7 million for the nine months ended December 28, 2024, an increase of $96.7 million, or 44.0%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $79.0 million, or 48.4%, during the nine months ended December 28, 2024 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales increased to 13.5% for the nine months ended December 28, 2024 compared to 11.8% during the comparable period of the prior fiscal year. The increases were primarily due to the inclusion of Regional Homes for the full period of fiscal 2025 compared to 2.5 months in the prior period, as well as a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes. Additionally, incentive compensation costs, which are generally based on sales volume or measures of profitability, increased in the current period.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment were lower by $0.3 million compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 11.5% for the nine months ended December 28, 2024 compared to 9.5% during the comparable period of the prior fiscal year due to less absorption of fixed costs caused by lower sales.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $18.0 million, or 37.0%, during the nine months ended December 28, 2024 as compared to the same period of the prior fiscal year due primarily to higher incentive compensation and investments made in people and information systems to support future growth.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Interest expense	$6,409	$2,666	$3,743	140.4%
Less: interest income	(19,386)	(26,756)	7,370	(27.5%)
Interest (income), net	$(12,977)	$(24,090)	$11,113	(46.1%)
Average outstanding floor plan payable	$89,742	$23,348
Average outstanding long-term debt	$24,683	$15,983
Average cash balance	$538,408	$679,489

Interest (income), net was $13.0 million for the nine months ended December 28, 2024, compared to $24.1 million in the same period of the prior fiscal year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from higher average floor plan payables and long-term debt balances assumed in the acquisition of Regional Homes.

OTHER (INCOME) EXPENSE

The following table summarizes other (income) expense for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Other (income) expense	$(3,363)	$2,821	$(6,184)	(219.2%)

Other (income) of $3.4 million for the nine months ended December 28, 2024 represents dividend income of $2.4 million from the investment in ECN Preferred shares and $1.0 million insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers' compensation claims. Other expense of $2.8 million for the nine months ended December 30, 2023 represents transaction costs incurred for the acquisition of Regional Homes of $3.3 million, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Income tax expense	$45,809	$44,811	$998	2.2%
Effective tax rate	21.7%	23.7%

Income tax expense for the nine months ended December 28, 2024 was $45.8 million, representing an effective tax rate of 21.7%, compared to income tax expense of $44.8 million, representing an effective tax rate of 23.7% for the nine months ended December 30, 2023. The effective tax rate for the nine months ended December 28, 2024 was positively impacted by an increase in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rates for the nine months ended December 28, 2024 and December 30, 2023 differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Equity in net loss of affiliates	$1,466	$—	$1,466	100.0%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $1.5 million for the nine months ended December 28, 2024 represents a gain on the equity method investment in ECN of $0.1 million and net losses from other unconsolidated affiliates of $1.6 million.

NON-CONTROLLING INTEREST

The following table summarizes non-controlling interest for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net income attributable to non-controlling interest	$(1,874)	$—	$(1,874)	100.0%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$162,065	$143,908	$18,157	12.6%
Income tax expense	45,809	44,811	998	2.2%
Interest income, net	(12,977)	(24,090)	11,113	(46.1%)
Depreciation and amortization	30,796	24,017	6,779	28.2%
Equity in net income of ECN	(135)	—	(135)	*
Change in fair value of contingent consideration	7,912	—	7,912	*
Transaction costs	—	3,253	(3,253)	*
Other	(1,000)	—	(1,000)	*
Adjusted EBITDA	$232,470	$191,899	$40,571	21.1%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 28, 2024 was $232.5 million, an increase of $40.6 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses, Those increases are primarily a result of the inclusion of Regional Homes for the full period of fiscal 2025 compared to 2.5 months in the prior year period.

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

Management uses Adjusted EBITDA for planning purposes, including the preparation of the internal annual operating budget and periodic forecasts: (i) in communications with the Board of Directors and investors concerning financial performance; (ii) as a factor in determining bonuses under certain incentive compensation programs; and (iii) as a measure of operating performance used to determine the ability to provide cash flows to support investments in capital assets, acquisitions and working capital requirements for operating expansion.

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 28, 2024 totaled $312.6 million compared to $290.4 million at December 30, 2023. The increase in backlog is due to higher net orders compared to the prior fiscal year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the nine months ended December 28, 2024 and December 30, 2023:

	Nine months ended
(Dollars in thousands)	December 28, 2024	December 30, 2023
Net cash provided by (used in):
Operating activities	$194,852	$218,617
Investing activities	(35,012)	(474,423)
Financing activities	(65,854)	3,930
Effect of exchange rate changes on cash, cash equivalents	(7,296)	2,330
Net increase (decrease) in cash and cash equivalents	86,690	(249,546)
Cash and cash equivalents at beginning of period	495,063	747,453
Cash and cash equivalents at end of period	$581,753	$497,907

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At December 28, 2024, $168.5 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $194.9 million for the nine months ended December 28, 2024 compared to $218.6 million for the nine months ended December 30, 2023. The decrease was primarily driven by less favorable changes in working capital items during the first nine months of fiscal 2025 as compared to the same period of the prior year, partially offset by higher income before non-cash charges.

Cash used in investing activities was $35.0 million for the nine months ended December 28, 2024 compared to $474.4 million for the nine months ended December 30, 2023. The decrease in cash used for investing activities was related to the Company's acquisition of Regional Homes, an investment in floor plan loans, and the purchase of ECN common and preferred stock in fiscal 2024 which did not recur in fiscal 2025.

Cash used in financing activities was $65.9 million for the nine months ended December 28, 2024 compared to $3.9 million for the nine months ended December 30, 2023. The change between periods was primarily due to repurchases of the Company's common stock totaling $60.0 million in fiscal 2025.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at December 28, 2024. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 16, 2024, Champion Homes, Inc.’s Board of Directors approved a share repurchase program for up to $100.0 million of the Company’s common stock, which was subsequently amended to allow for purchases of up to $140.0 million. On January 30, 2025, the Company's Board of Directors approved an increase to this share repurchase program of $20.0 million to refresh the available amount to repurchase the Company's common stock back to $100.0 million. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended December 28, 2024 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
11/1/2024 - 11/30/2024	204,948	$97.57	204,948	$80,000
	204,948		204,948

Item 5. OTHER INFORMATION

During the nine months ended December 28, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

10.1	Employment Agreement, dated December 13, 2024, between Champion Home Builders, Inc. and Timothy Larson. †

10.2	Separation Agreement, dated January 3, 2025, between Champion Home Builders, Inc. and Mark J.Yost. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	February 5, 2025
Tim Larson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	February 5, 2025
Laurie Hough	(Principal Financial Officer)