Form 10-K
period 2025-03-29
Champion Homes, Inc.
filed 2025-05-27
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2025

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

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $5,354,199,191 (computed by reference to the closing sales price of the Registrant’s common stock as of September 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 20, 2025: 57,282,557

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2025 Annual Meeting of Shareholders to be held on July 24, 2025, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

On August 5, 2024, Skyline Champion Corporation changed its name to Champion Homes, Inc., which we refer to in this Annual Report on Form 10-K as the “name change.” Unless the context otherwise requires, references herein to the “Company,” “we,” “us,” or “our” refer to Skyline Champion Corporation for periods ending on or before the name change and to Champion Homes, Inc. for any references to the Company after the name change.

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
•
changes in U.S trade policies, including tariffs or other trade protection measures;
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

ITEM 1. BUSINESS

General Overview

Champion Homes, Inc., formerly known as Skyline Champion Corporation, an Indiana corporation, and its consolidated subsidiaries are referred to herein as "Champion Homes," "us," "we," "our," the "Company," and any other similar terms, unless otherwise indicated in this Annual Report.

We are a leading producer of factory-built housing in North America with net sales for the year ended March 29, 2025 (“fiscal 2025”) of approximately $2.5 billion. We have more than 70 years of homebuilding experience, approximately 9,000 employees and 48 manufacturing facilities located in 20 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the single and multi-family markets. Our facilities are strategically located to serve strong regions in the United States and western Canada. We operated 20 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2025. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2024:

•
Number two position in the manufactured housing segment in the United States
•
Number one modular builder in the United States
•
A leading position in western Canada
•
A leading position in park model RV sales

We believe our leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail, construction services, and logistics businesses. Our market share in the United States total housing market was approximately 2.5% in fiscal 2025.

We design and build a range of manufactured and modular homes, park model RVs, cabins and ADUs. We believe that the high quality and broad scope of our product and service offerings provide us a competitive advantage relative to other factory-built and certain site-built homes. With our award-winning product designs, we seek to meet the needs of our customers, while also providing them with an array of pre-designed options. Our products are marketed and distributed through a network of independent and company-owned retail sales centers, community operators, government agencies, and builder/developers. We build homes under some of the most well-known brand names in the factory-built housing industry including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada.

In addition to our core home-building business, we operate a factory-direct manufactured home retail business, marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands. We had 72 active sales centers spanning the United States at the end of fiscal 2025. We also provide construction services to install and set-up factory-built homes under the Champion Construction brand, and we operate Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

During fiscal 2025, we began lending activities through Champion Financing, our joint venture with Triad Financial Services. Champion Financing provides tailored manufactured housing dealer floor plan and consumer retail financing products. We believe those products make it easier for our customers to acquire financing and own a home, filling a portion of the gap in consumer lending in the manufactured-housing markets.

Our principal executive offices are located at 755 West Big Beaver Road, Suite 1000, Troy, Michigan 48084. Our website is located at www.championhomes.com. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report. We make available on our website, as soon as reasonably practicable, all of the reports required to be filed with the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information on the SEC’s website is not incorporated by reference and is not a part of this Annual Report.

Business Strategy

Our business strategy is designed to drive sustainable long-term growth by delivering high-quality, innovative, and affordable homes while building lasting customer relationships through the home-ownership life cycle. We are focused on enhancing operational excellence, expanding customer engagement, leveraging digital and automation technologies, and executing disciplined growth initiatives. Our strategic priorities are organized around five interconnected pillars:

1. Win as a Customer-Centric, High-Performance Agile Team

We are focused on strengthening our operations and culture to be more responsive, agile, and aligned with customer needs. Key initiatives include:

•
Executing process improvements and developing team capabilities to adapt quickly to evolving customer expectations and market dynamics.
•
Enhancing our product portfolio by leveraging digital tools that allow customers to shop, design, configure, and price their homes online.
•
Using real-time analytics to improve decision-making and operations.
•
Expanding our company-owned retail sales center footprint to facilitate customer engagement and responsiveness.

2. Innovate and Differentiate with Products and Services

We continue to invest in product and service innovation to deliver differentiated solutions across customer segments and price points, including:

•
Refining product floor plan designs and options to offer “designed flexibility” to customers.
•
Standardizing certain home components to deliver higher value while improving quality and customer satisfaction at competitive prices.
•
Enhancing the online buying experience to meet evolving home-buying trends and consumer engagement expectations.

3. Expand and Elevate Our Go-to-Market Channels, Including Delivering Experiences Before, During, and After the Sale that Earn Customers and Referrals

We are expanding our go-to-market capabilities to provide a seamless, enhanced experience at every stage of the customer journey:

•
Pursuing strategic acquisitions of retail locations, and manufacturing facilities to expand capabilities efficiently.
•
Utilizing digital tools and customer touchpoints to build long-term advocacy and facilitate referral generation.
•
Invest in post-sale engagement tools that extend relationships beyond the initial home purchase.

4. Increase Awareness, Demand, and Advocacy for Our Brands, Products, and Services

We are committed to strengthening brand awareness, building customer loyalty, and increasing demand by:

•
Investing in digital marketing and social engagement initiatives to attract new customers and strengthen brand visibility.
•
Continuing to increase our products and services beyond the manufacturing process.
•
Growing Champion Financing in partnership with Triad Financial Services to enhance tailored dealer floor plan and consumer retail financing products.
•
Leveraging technology, selling tools, and customer experience practices to accelerate sales growth.

5. Execute the Fundamentals, Efficiently Leverage Our Costs/ Investments in People, Processes, Data, and Technology

We are executing on operational fundamentals and smart resource management to scale efficiently and drive growth:

•
Investing in an enterprise-wide, cloud-based platform to facilitate smarter decision-making, and improve manufacturing execution.
•
Implementing production automation to reduce reliance on direct labor, reduce material waste, and improve quality.
•
Maintaining a disciplined approach to operational execution, cost management, and investment prioritization to deliver profitable, scalable growth.
•
Implementing continuous improvement initiatives related to production, procurement, and labor cost savings.

•
Employing metrics-driven accountability across all operations.

Environmental, Social and Governance (“ESG”)

We demonstrate our commitment to ESG through company-wide and plant-specific programs and through our everyday business practices when providing high-quality, yet affordable homes to U.S. and Canadian homebuyers. As part of this commitment, we have partnered with a third party to inform, develop, and formalize our ESG strategy. Our Sustainability Report is published on our website at www.championhomes.com. Manufactured and modular homes cost up to 50% less per square foot than conventional site-built homes, expanding the opportunity for individuals to own a home despite an ever-growing housing affordability gap.

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

Champion Homes manages its operations to minimize resource consumption and environmental impacts. We continue to identify opportunities to reduce our environmental impact across our operations by reducing raw material waste, designing and constructing energy efficient homes, conserving our natural resources through recycling programs and reducing our carbon footprint by producing our homes in factories close to where our customers and employees live. Many of our U.S. manufacturing facilities are certified to produce Energy Star® energy efficient rated homes through a special EPA program for manufactured housing. Environmental sustainability is at the forefront of what we do every day.

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

We participate in a reforestation program with Arbor Day Foundation. With forestry products central to the construction of homes, we participate in a program to plant one tree for every tree used in construction of our homes. Through this partnership, we have planted more than one million trees since 2021. Reforestation contributes to the environment by replenishing forests, reducing greenhouse gases ("GHG") emissions, and protecting local watersheds.

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

Champion Homes is committed to ensuring sound corporate governance. We strive to maintain strong governance practices that protect and enhance accountability for the benefit of Champion Homes, its shareholders, customers, employees and other business stakeholders. We regularly review and refine our governance practices and policies to align with evolving issues. Our internal risk management team oversees compliance with applicable laws and regulations and coordinates with subject matter experts throughout the business to identify, monitor and mitigate risk including information security risk management and cyber defense programs. Our Corporate Governance Guidelines, the charters of committees of our Board and our Code of Conduct can be found in the Governance Documents section under the Governance tab on our website at www.championhomes.com. Additional information on our Corporate Governance policies can be found in our Proxy Statement filed with the SEC.

Human Capital

The Champion Homes team manages our business in accordance with the Company’s Core Operating Principles:

•
Build and develop exceptional teams
•
Create a safe work environment
•
Build strong relationships
•
Take pride in our craftsmanship
•
Act with integrity and respect
•
Be open and honest

•
Run the business like it is your own

We appreciate each member of the Champion Homes team and the unique skills and diversity of thought that each employee contributes to the overall success of the Company. We strive for an inclusive environment and reward individual contributions that foster innovative ideas for improving our products and workplace. We do not tolerate discrimination or harassment of any kind, including, but not limited to discrimination or harassment on the basis of gender identity, race, religion, age or disabilities. We are committed to the development of our employees. The Company follows standard onboarding and training protocols for our direct labor team members and also offers management and OSHA training for our supervisors. We are committed to improving employee engagement and reducing turnover through these onboarding, training and mentoring activities. Depending on availability, our plants participate in local outreach programs and hire disadvantaged members of the local community.

In furtherance of our commitments to our employees and communities, the Company has adopted an internal Anti-Human Trafficking Policy applicable to all of our operations and further engaged a third-party vendor to audit our supply chain annually to identify potential human trafficking risks. A copy of our Anti-Human Trafficking Policy is available within the Governance section of our website at www.championhomes.com.

As of March 29, 2025, we employed approximately 9,000 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We are proud of the strong relationship we maintain with our employees and seek to support them through competitive compensation packages and a comprehensive suite of benefits. As of March 29, 2025, our manufacturing facilities in Canada employed approximately 750 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each has a separate expiration date. Four of the agreements are set to expire at various dates through 2027. One agreement expired in June 2024 and is being renegotiated.

We are committed to conducting our business with integrity and in compliance with all applicable laws of the cities, states and countries in which we operate. We have adopted a written Code of Business Conduct and have a company-wide training program to train and assist employees in this regard. We encourage employees to report concerns through a variety of channels, including a compliance and ethics line which allows for anonymous reporting. All reports are investigated and resolved. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation or adverse employment consequences.

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

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate architecture, marketing, and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We are also very active in the design and construction of energy-efficient homes and built over 5,500 homes last year that met the Energy Star® certification standards.

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

The production schedules of our homebuilding facilities are based upon customer orders. Orders are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their customer's lender. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. In typical demand and economic environments, orders are generally filled within 90 days of receipt. At March 29, 2025, we had a manufacturing backlog of home orders with wholesale sales value of approximately $343.4 million. After production of a particular home has commenced, the order becomes noncancelable and the customer is obligated to take delivery of the home.

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

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands. We maintain our company-owned retail presence through 72 retail sales centers across the U.S. Our captive retail distribution enhances the reach of our factory-built housing products directly to homebuyers.

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

During fiscal 2025, the average selling price of our factory-built homes in the U.S. was $93,300 and in Canada was $120,000. Manufactured home wholesale prices generally ranged from $25,000 to over $400,000. Retail sales prices of the homes, without land, generally ranged from $30,000 to over $450,000, depending upon size, floor plan, features, and options.

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

Market Overview

General. Since July 2020, U.S. and Canadian housing demand has generally been robust. The limited availability of existing homes for sale and the broader need for newly built affordable, single-family housing has continued to drive demand for new homes in those markets. In fiscal 2023, the demand environment slowed in response to a higher inflationary environment and rising interest rates. As a result, home ownership became less affordable and incoming orders began to decrease. As interest rates stabilized in fiscal 2024, we saw a corresponding increase in our customer orders which continued through fiscal 2025.

In inflationary and higher interest rate environments, factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2024 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 9.5% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 105,206, 92,288, and 104,374 units during fiscal 2025, 2024, and 2023, respectively. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

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

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 24 months but under certain circumstances can be until the home is sold by the retailer). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $241.9 million as of March 29, 2025. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2025, approximately 32% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 68% were financed under various arrangements with local or regional banks or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

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

Industry trade associations are working towards favorable legislative and GSE action to address the mortgage financing needs of potential buyers of affordable homes, and some progress has been achieved. Many moderate-income families cannot afford to buy a home due to the increasing costs of newly constructed homes, rising interest rates, and decreasing supply of existing, affordable homes. Federal law required the GSEs to issue a regulation to implement the Duty to Serve (“DTS”) requirements specified in the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Housing and Economic Recovery Act of 2008. Fannie Mae and Freddie Mac released their final Underserved Markets Plan for 2025 – 2027 that describes, with specificity, the actions they will take over that three-year period to fulfill the DTS obligation. These plans became effective on January 1, 2025. The GSEs' Underserved Markets Plan's current areas of focus are as follows: 1) purchase more loans used to finance manufactured homes titled as real property; 2) expand adoption of conventional financing for manufactured homes; and 3) expand policies that preserve affordability of manufactured homes. In 2020, the GSEs rolled out financing programs specifically for homes built to the HUD code, which include CHOICEHome® from Freddie Mac and MH Advantage® from Fannie Mae. HUD-coded homes manufactured for these programs have features comparable to site-built homes, including, drywall throughout, higher-pitch roof line, energy-efficient features, lower profile foundation, plus additional options such as a garage or carport. These products aim to promote quality manufactured homes as an acceptable alternative to site-built homes and will allow moderate-income families to purchase a manufactured home with lending terms similar to those for site-built homes. Our Genesis brand of homes is built to these specifications. We continue to work with builder/developers to cultivate strategies to bring these products to the marketplace.

The DTS plans also considered but did not include the potential for the GSEs to provide liquidity to the chattel lending market. The GSEs could potentially serve as additional sources of funding as there is unmet demand in the chattel loan industry, and GSE involvement could increase volume substantially. Both Fannie Mae and Freddie Mac indicated they would continue to work with regulators on the safety, soundness, and viability of a chattel loan pilot program. Separate from the GSE involvement in chattel markets, there have been several secondary market chattel private placement offerings over the last three years. Although some limited progress has been made in this area, a meaningful positive impact in the form of increased home orders has yet to be realized.

Competition

The housing industry is highly competitive based upon several factors, including price, product features, reputation for service and quality, depth of distribution or location, and financing. Capital requirements for entry into the industry are relatively low.

Factory-built housing is also very competitive. According to MHI, in March 2025, there were 38 producers of manufactured homes in the U.S. operating an estimated 152 production facilities. For calendar 2024, the top three companies had a combined market share for HUD code homes of approximately 85%. We estimate that there were approximately 2,500 industry retail locations operating throughout the U.S. during calendar 2024.

Based on industry data reported by IBTS, in fiscal 2025 our U.S. wholesale market share of HUD code homes sold was 22.0%, compared to 19.9% in fiscal 2024. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums. Collectively, manufactured housing represents approximately 9.5% of annual U.S. single family home starts.

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

Available Information

Our website address is www.championhomes.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC.

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

Certain materials used in the construction of homes such as lumber, insulation, steel, drywall, oil-based products and fuel, among others, can become scarce during periods of high demand for new home construction as well as renovation and remodeling of existing homes. We depend on timely and sufficient delivery of raw materials from our suppliers. In addition, a few key components of our products are produced by a small group of quality suppliers that have the capacity to supply large quantities. Disruption to the supply chain of these key components, including as a result of changes in U.S. trade policies, could have an adverse impact on our production output. Raw material shortages from these and other suppliers can be more severe during periods following natural disasters or broader economic disruptions.

Changes in U.S. trade policies, including tariffs or other trade protection measures, could negatively impact our business operations, results of operations, and cash flows by increasing our costs of goods, causing supply chain disruptions, or reduce demand for our products.

Pricing for raw materials can be affected by national, regional, local, economic and political factors, including tariffs and periods of high inflation. We obtain raw materials through various supply channels, some of which involve importing materials from foreign countries. In fiscal 2025, the United States imposed increased tariffs on foreign imports into the United States from certain countries as well as additional proposed tariffs on other countries. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations. As a result, we may be required to, among other things, take steps to mitigate the impact of tariffs on our business, including by raising the prices on products subject to such tariffs to share these costs with our customers and/or by making changes to our supply chain practices, sources of supply, or manufacturing locations, which could also have significant impacts on our financial results. Changes in U.S. trade policies could also lead to higher inflation, which would negatively impact consumers' purchasing power and demand for our products. Raw material shortages and price increases could cause delays in and increases to our costs of construction which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Increased attention and evolving expectations relating to environmental, social and governance matters may impact our business, financial results or stock price.

Increased attention continues to be directed to publicly traded companies and their activities related to environmental, social and governance (“ESG”) matters. Advocacy groups have campaigned for action to promote change at public companies related to ESG matters. These activities include increasing action related to climate change and the use of energy efficient building products. Different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively and adversely impact our reputation and business. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to ESG. Unfavorable ESG ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

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

Federal, state, and local government regulations proposed or enacted in response to climate change could result in raw material and other cost increases as well as impact the availability of raw materials necessary to manufacture our products. Any changes to HUD-code from increased energy regulations could result in requiring more robust energy efficiency specifications and require the use of energy-saving construction material in our products. New building code requirements that impose stricter energy efficiency standards could significantly increase our costs. Compliance with these new standards may also cause an increase in our costs, including investments in testing equipment and the use of human capital resources. As climate change and energy efficiency remains a global focus, energy-related initiatives will impact many companies including our raw material suppliers. The initiatives undertaken by our suppliers could adversely impact our results of operations to the extent our suppliers raise their prices to cover energy and climate related initiatives. Increases in costs may make our products less affordable and as a result, negatively impact demand for those products.

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

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Over 75% of our shipments of homes in fiscal 2025 were made to independent customers throughout the U.S. and western Canada. We may not be able to establish relationships with new independent customers or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent customers with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity attacks by hackers or breached due to employee error, malfeasance, or other disruptions, particularly with employees and others on data networks working increasingly from home. We, our partners, vendors, and other third-party providers could be susceptible to third-party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Furthermore, advancements in artificial intelligence could be used by threat actors to attack our systems by using increasingly sophisticated and effective techniques to access our data. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, any of which could adversely affect our business.

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

A large portion of the people who buy our homes finance their home purchases through third-party lenders. Increases in interest rates or decreases in the availability of consumer financing have affected and could continue to adversely affect the market for homes. Interest rates were near historical lows for several years, which made purchasing new factory-built homes more affordable. However, in early 2022, the U.S. Federal Open Market Committee began raising the target rate for the federal funds rate in response to rising inflation. The federal funds rate stabilized in fiscal 2024; however, it remains significantly higher than historic lows and the rate could increase in the future if rates of inflation increase. Potential manufactured housing customers have been and may continue to be less willing or able to pay the increased monthly costs that result from higher loan rates. In addition, recent increases in the prices of homes resulting from inflation, combined with higher loan rates, have limited and may continue to limit consumers’ ability to obtain financing to purchase a home. In addition, lenders may increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could continue to adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing and could continue to adversely affect our results of operations and financial condition.

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

Inflation adversely affects us by increasing costs of raw materials, labor and transportation. Inflation also adversely affects our customers by decreasing purchasing power and ability to afford a new home. The U.S. economy recently experienced a period of higher inflation, stemming from efforts by the U.S. government to stimulate the economy and other factors. The increased rate of inflation has also lead to higher interest rates, which has had and continue to have a negative impact on the housing industry, as well as increases in our borrowing rates. While we have historically been able to pass along price increases to our customers, in a persistently inflationary environment, we may not be able to raise prices sufficiently in order to maintain our margins.

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

As of March 29, 2025, 17.0% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

An impairment of all or part of our investment in ECN Capital Corporation could adversely affect our operating results and net worth.

As of March 29, 2025, our investment in ECN Capital Corporation ("ECN") was $134.7 million. We assess our investment in ECN for impairment when events or circumstance indicate that a decline in value below the carrying amount of the investment is other than temporary. If our investment in ECN has become impaired, we would charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our investment in ECN could adversely affect our results of operations and financial condition.

We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or timely, could affect our ability to report financial information timely and accurately, negatively affect investor confidence, and cause reputational harm.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A "Controls and Procedures," management determined that there is a material weakness in its internal control over financial reporting due to the lack of effectiveness of internal controls in the Regional Homes retail operations acquired in October 2023. As a result, the Company’s disclosure controls and procedures and internal control over financial reporting are not considered effective as of March 29, 2025. While the Company is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, there can be no assurance that the efforts will fully remediate the material weakness in a timely manner. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it could adversely affect our ability to accurately report our financial results in a timely manner, resulting in material misstatements in our financial statements or causing us to fail to meet our reporting obligations, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and cause reputational harm.

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

Risk Management and Strategy

Our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, the Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee, our Chief Technology Officer, and other members of management.

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

Third-Party Assessments: We periodically assess and test our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. In addition, we regularly engage third parties to perform assessments on our cybersecurity measures. The results of such assessments, audits and reviews are reported to the Audit Committee and, if warranted, the Board of Directors, and we adjust our cybersecurity processes and practices as necessary based on the information provided by these assessments, audits and reviews.

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

Governance

The Audit Committee receives regular presentations and reports from our Chief Technology Officer on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations. The Audit Committee then provides regular reports to the Board of Directors. The Audit Committee also receives timely updates on material and potentially material cybersecurity matters from management as part of the risk assessment process. The Audit Committee and the Board of Directors also receive timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.

The Chief Technology Officer, working together with a team of cybersecurity professionals and third-party consultants, monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents, and reports such threats and incidents to the senior leadership team when appropriate.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. See "Risks Related to Information Technology" in Item 1A. Risk Factors.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of March 29, 2025:

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
* -- land only leased; facility owned
** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 72 retail sales centers located across the U.S. and eight terminals for our logistics operations across four states in the U.S. The corporate offices, some of our retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2027 and the contractual lease for our Elkhart, Indiana office expires in September 2028. Two of the manufacturing facilities are encumbered by industrial revenue bonds and two are encumbered by notes payable. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

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

Holders

As of May 20, 2025, the Company had approximately 235 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

The Company does not currently pay dividends on our common stock and intends to retain available funds and any future earnings for general corporate purposes. However, in the future, subject to the factors described below and our future liquidity and capitalization, the Company may change this policy and choose to pay dividends. Any future determination to pay dividends to shareholders will be at the sole discretion of the Company’s Board of Directors and will depend upon many factors, including general economic conditions, our financial position and results of operations, available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by the Company to its shareholders or by the Company’s subsidiaries and any other factors that the Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report.

Issuer Purchases of Equity Securities

On May 16, 2024, the Company's Board of Directors approved a share repurchase program for up to $100.0 million of the Company’s common stock, which was subsequently amended to allow for purchases of up to $160.0 million. On May 15, 2025, the Company's Board of Directors approved an increase to this share repurchase program of $20.0 million to refresh the available amount to repurchase the Company's common stock back to $100.0 million. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended March 29, 2025 was as follows:

Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
2/2/2025 - 3/1/2025	75,000	$102.33	75,000
3/2/2025 - 3/29/2025	126,667	$97.27	126,667
	201,667		201,667	$80,000

Securities Authorized for Issuance Under Equity Compensation Plans

Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report contains certain information relating to the Company’s equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning March 28, 2020 to March 29, 2025, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the housing segment, based on an initial investment of $100 on March 28, 2020.

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

	3/28/2020	4/3/2021	4/2/2022	4/1/2023	3/30/2024	3/29/2025
Champion Homes, Inc.	$100.00	$288.65	$350.00	$479.78	$542.16	$604.34
Peer Group*	100.00	258.01	213.87	272.30	406.91	332.48

*The peer group consists of Beazer Homes USA, Cavco Industries, Century Communities, LGI Homes, M/I Homes, Meritage Homes, Quanex Building Products Corp, and Tri Pointe Group.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Champion Homes’s consolidated financial statements and the related notes that appear elsewhere in this Annual Report.

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows. See also Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended March 30, 2024, which provides additional information on comparisons of fiscal years 2024 and 2023.

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 43 manufacturing facilities throughout the U.S. and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured homes to consumers across the U.S. while the construction services business installs and sets up factory-built homes. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

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

In October 2023, the Company acquired Regional Homes ("Regional"), which, at the time of the acquisition, operated three manufacturing facilities in Alabama and 43 retail sales centers across the Southeast U.S. Regional's strong presence in large HUD markets in the Southeast U.S. expanded our captive retail and manufacturing distribution in the region. In July 2022, the Company acquired 12 Factory Expo retail sales centers from Alta Cima Corporation, which expanded the internal retail network across a broader portion of the U.S. In May 2022, the Company acquired Manis Custom Builders, Inc. ("Manis") in order to expand its manufacturing footprint and further streamline its product offering in the Carolinas.

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

Industry and Company Outlook

The need for newly built affordable, single-family housing has continued to drive demand for new homes in the U.S. and Canadian markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. We have also seen a number of market trends pointing to increased sales of ADUs and rent-to-own single-family options.

Because of the need for affordable housing, the Company saw an increase in customer orders during fiscal 2025. As a result of the increased orders, the Company's backlog at the end of fiscal 2025 was $343.4 million compared to $315.8 million at the end of fiscal 2024 and $308.1 million at the end of fiscal 2023.

For fiscal 2025, approximately 88% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD-code industry home shipments were 105,206, 92,288, and 104,374 units during fiscal 2025, 2024, and 2023, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.0%, 19.9%, and 20.4% in fiscal 2025, 2024, and 2023, respectively. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9.5% of all U.S. single family home starts.

RESULTS OF OPERATIONS FOR FISCAL 2025 VS. 2024

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024

Results of Operations Data:
Net sales	$2,483,448	$2,024,823
Cost of sales	1,819,425	1,539,029
Gross profit	664,023	485,794
Selling, general, and administrative expenses	426,991	310,589
Operating income	237,032	175,205
Interest (income), net	(16,974)	(28,254)
Other (income) expense, net	(3,362)	2,604
Income from operations before income taxes	257,368	200,855
Income tax expense	53,724	47,136
Net income before equity in net loss of affiliate	203,644	153,719
Equity in net loss of affiliate	2,004	7,023
Net income	$201,640	$146,696
Net income attributable to non-controlling interest	3,227	—
Net income attributable to Champion Homes, Inc.	$198,413	$146,696

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$198,413	$146,696
Income tax expense	53,724	47,136
Interest (income), net	(16,974)	(28,254)
Depreciation and amortization	41,910	34,910
Equity in net loss of ECN	363	7,023
Change in fair value of contingent consideration	8,620	—
Product liability - water intrusion	—	34,500
Transaction costs	—	3,253
Other	(1,000)	—
Adjusted EBITDA	$285,056	$245,264
As a percent of net sales:
Gross profit	26.7%	24.0%
Selling, general and administrative expenses	17.2%	15.3%
Operating income	9.5%	8.7%
Net income attributable to Champion Homes, Inc.	8.0%	7.2%
Adjusted EBITDA	11.5%	12.1%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2025 and 2024 were each 52-week periods.

NET SALES

The following table summarizes net sales for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Net sales	$2,483,448	$2,024,823	$458,625	22.7%
U.S. manufacturing and retail net sales	$2,357,916	$1,885,507	$472,409	25.1%
U.S. homes sold	25,273	20,954	4,319	20.6%
U.S. manufacturing and retail average home selling price	$93.3	$90.0	$3.3	3.7%
Canadian manufacturing net sales	$94,172	$109,089	$(14,917)	(13.7%)
Canadian homes sold	785	891	(106)	(11.9%)
Canadian manufacturing average home selling price	$120.0	$122.4	$(2.4)	(2.0%)
Corporate/Other net sales	$31,360	$30,227	$1,133	3.7%
U.S. manufacturing facilities in operation at year end	43	43	—	—%
U.S. retail sales centers in operation at year end	72	74	(2)	(2.7%)
Canadian manufacturing facilities in operation at year end	5	5	—	—%

Net sales for fiscal 2025 were $2.5 billion, an increase of $458.6 million, or 22.7%, over fiscal 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2025 net sales for the Company’s U.S. manufacturing and retail operations increased by $472.4 million, or 25.1%, from fiscal 2024. The increase was primarily due to $593.1 million of net sales in fiscal 2025 from the operations acquired in the fiscal 2024 acquisition of Regional Homes, compared to $227.8 million of sales from those operations in the prior-year period. The number of homes sold during the fiscal year increased 20.6% and the total average home selling price increased 3.7%. The increase in the number of homes sold was due to higher customer demand and production volumes during the year, and the inclusion of Regional Homes for the entirety of fiscal 2025. The increase in average selling price was due primarily to the increase in the number of units sold through our company-owned retail sales centers, also in part a result of the addition of Regional Homes. The mix of wholesale unit sales to independent customers versus homes sold through our company-owned retail sales centers impacts average selling price. Wholesale average selling price per new home decreased in fiscal 2025 due to changes in product mix, including customers choosing homes with fewer or lower cost options.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $14.9 million, or 13.7% in fiscal 2025 compared to the prior year, primarily due to a 11.9% decrease in homes sold. The decrease in homes sold is due to slowing demand in the Canadian housing market. Net sales for the Canadian segment were also unfavorably impacted by approximately $3.1 million as the Canadian dollar weakened relative to the U.S. dollar during fiscal 2025 as compared to the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. During fiscal 2025, net sales for the segment increased by $1.1 million, or 3.7%, compared to fiscal 2024. The decrease was primarily attributable to a decrease in recreational vehicle shipments by our transportation operations, offset in part by net sales from the initiation of the Champion Financing operations in fiscal 2025.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$617,314	$440,162	$177,152	40.2%
Canadian Factory-built Housing	23,823	30,479	(6,656)	(21.8%)
Corporate/Other	22,886	15,153	7,733	51.0%
Total gross profit	$664,023	$485,794	$178,229	36.7%
Gross profit as a percent of net sales	26.7%	24.0%

Gross profit as a percent of sales during fiscal 2025 was 26.7% compared to 24.0% during fiscal 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $177.2 million, or 40.2%, during fiscal 2025 compared to the prior year. As a percent of net sales, gross profit was 26.2% for fiscal 2025 compared to 23.3% in the prior fiscal year. The increase in gross profit was driven by higher unit volume due to higher customer demand and the addition of Regional Homes for the entirety of fiscal 2025. The increase in gross profit as a percent of segment net sales is driven, in part, by a greater percentage of homes sold through our company-owned retail sales centers and lower manufacturing input costs. The increase in gross profit and gross profit percent in fiscal 2025 is also positively impacted by the $34.5 million charge in fiscal 2024 for estimated costs to remediate water intrusion in certain homes built in one of our manufacturing facilities from fiscal 2016 through fiscal 2021.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $6.7 million, or 21.8%, during fiscal 2025 compared to the prior year. The decrease in gross profit was due to lower sales volumes caused by declining consumer demand. Gross profit decreased to 25.3% as a percent of segment net sales from 27.9% in the prior year due to decreased leverage of fixed manufacturing costs and production inefficiency caused by lower production rates.

Corporate/Other:

Gross profit for the Corporate/Other segment increased by $7.7 million, or 51.0%, during fiscal 2025 compared to the same period in the prior year. Gross profit increased as a result of the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes SG&A expenses for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$327,015	$232,356	$94,659	40.7%
Canadian Factory-built Housing	10,913	10,592	321	3.0%
Corporate/Other	89,063	67,641	21,422	31.7%
Total selling, general, and administrative expenses	$426,991	$310,589	$116,402	37.5%
Selling, general, and administrative expenses as a percent of net sales	17.2%	15.3%

SG&A expenses were $427.0 million during fiscal 2025, an increase of $116.4 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment increased by $94.7 million, or 40.7%, during fiscal 2025 as compared to the prior year. SG&A expenses, as a percent of segment net sales, increased to 13.9% in fiscal 2025 compared to 12.3% during fiscal 2024. The increases were primarily due to the inclusion of Regional Homes for the entirety of fiscal 2025 compared to 5.5 months in the prior-year period, as well as a charge of $8.6 million in fiscal 2025 related to the change in fair value of contingent consideration from the acquisition. Additionally, incentive compensation costs increased in the current period as a result of increased sales volumes and profitability. SG&A as a percent of sales for our company-owned retail sales centers is generally higher than in our manufacturing operations as a result of the overall compensation structures.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment increased $0.3 million, or 3.0% compared to the prior year, primarily due to higher allocated corporate costs, partially offset by lower incentive compensation which is based on sales volume or profitability, and reductions in wages due to staffing adjustments. SG&A expenses, as a percent of segment net sales, were 11.6% during fiscal 2025 compared to 9.7% in fiscal 2024. The increase in SG&A as a percent of net sales is the result of less absorption of certain fixed costs.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other increased by $21.4 million, or 31.7%, during fiscal 2025 as compared to the prior year due primarily to higher incentive compensation as a result of achievement of performance metrics in fiscal 2025 compared to fiscal 2024, and investments made in people and information systems to support future growth.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Interest expense	$8,468	$4,613	$3,855	83.6%
Interest (income)	(25,442)	(32,867)	7,425	(22.6%)
Interest (income), net	$(16,974)	$(28,254)	$11,280	(39.9%)
Average outstanding floor plan payable	$98,689	$42,751
Average outstanding long-term debt	$24,721	$18,162
Average cash balance	$552,701	$629,254

Interest (income), net was $17.0 million during fiscal 2025, compared to $28.3 million in the prior year. The change was primarily due to lower interest income from lower average invested cash balances and higher interest expense from higher average floor plan payables and long-term debt balances assumed in the acquisition of Regional Homes.

OTHER (INCOME) EXPENSE, NET

The following table summarizes other (income) expense, net for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Other (income) expense, net	$(3,362)	$2,604	$(5,966)	(229.1%)

Other income of $3.4 million for fiscal 2025 represents dividend income of $2.4 million from the investment in ECN Preferred shares and $1.0 million of insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers' compensation claims. Other expense of $2.6 million for fiscal 2024 represents transaction costs incurred for the acquisition of Regional Homes of $3.3 million, partially offset by dividend income of $0.6 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Income tax expense	$53,724	$47,136	$6,588	14.0%
Effective tax rate	20.9%	23.5%

Income tax expense during fiscal 2025 was $53.7 million, representing an effective tax rate of 20.9%, compared to income tax expense of $47.1 million, representing an effective tax rate of 23.5%, in fiscal 2024. The rate change from fiscal 2024 to fiscal 2025 is primarily due to an increase in tax credits in fiscal 2025.

The Company’s effective tax rate for both fiscal 2025 and 2024 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and foreign rate differential, partially offset by tax credits.

EQUITY IN NET LOSS IN AFFILIATES

The following table summarizes equity in net loss of affiliates for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Equity in net loss of affiliates	$2,004	$7,023	$(5,019)	(71.5%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $2.0 million in fiscal 2025 represents net losses on the equity method investment in ECN of $0.4 million and net losses from other unconsolidated affiliates of $1.6 million. Equity in net loss of affiliates of $7.0 million for fiscal 2024 represented a loss on the equity method investment in ECN.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$3,227	$—	$3,227	*

* indicates that the calculated percentage is not meaningful

Net income attributable to non-controlling interest, which is a reduction to net income attributable to Champion Homes, Inc., represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	$ Change	% Change

Net income attributable to Champion Homes, Inc.	$198,413	$146,696	$51,717	35.3%
Income tax expense	53,724	47,136	6,588	14.0%
Interest (income), net	(16,974)	(28,254)	11,280	(39.9%)
Depreciation and amortization	41,910	34,910	7,000	20.1%
Equity in net loss of ECN	363	7,023	(6,660)	(94.8%)
Change in fair value of contingent consideration	8,620	—	8,620	*
Product liability - water intrusion	—	34,500	(34,500)	(100.0%)
Transaction costs	—	3,253	(3,253)	(100.0%)
Other	(1,000)	—	(1,000)	*
Adjusted EBITDA	$285,056	$245,264	$39,792	16.2%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2025 was $285.1 million, an increase of $39.8 million from fiscal 2024. The increase is a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses, primarily driven by the inclusion of Regional Homes for the entirety of fiscal 2025 compared to 5.5 months of operations in the prior year period. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at March 29, 2025 totaled $343.4 million compared to $315.8 million at March 30, 2024. The increase in backlog was primarily driven by higher net orders.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2025 and 2024:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024

Net cash provided by (used in):
Operating activities	$240,857	$222,704
Investing activities	(46,155)	(485,678)
Financing activities	(73,038)	10,864
Effect of exchange rate changes on cash	(6,389)	(280)
Net increase (decrease) in cash, cash equivalents, and restricted cash	115,275	(252,390)
Cash, cash equivalents, and restricted cash at beginning of period	495,063	747,453
Cash, cash equivalents, and restricted cash at end of period	$610,338	$495,063

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company does not have any scheduled long-term debt maturities in the next twelve months. The Company has an Amended and Restated Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Amended Credit Agreement"). At March 29, 2025, there were no borrowings under the Amended Credit Agreement and letters of credit issued under the Credit Agreement totaled $31.5 million. Total available borrowings under the Credit Agreement as of March 30, 2024 were $168.5 million. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond.

In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $240.9 million in fiscal 2025 compared to $222.7 million in fiscal 2024. The increase was driven by higher net income, partially offset by less favorable changes in working capital items primarily a result of the increase in finished goods inventories at the company-owed retail sales centers.

Cash used in investing activities was $46.2 million in fiscal 2025 versus $485.7 million in fiscal 2024. The decrease in cash used for investing activities was related to the Company's acquisition of Regional Homes, an investment in floor plan loans, and the purchase of ECN common and preferred stock in fiscal 2024 which did not reoccur in fiscal 2025.

Cash used in financing activities was $73.0 million in fiscal 2025 versus $10.9 million provided by financing activities in fiscal 2024. The increase in fiscal 2025 is a result of common stock repurchases of $80.0 million. Fiscal 2025 was the first year of the repurchase activity.

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

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Amended Credit Agreement. At March 29, 2025, letters of credit issued under the sub-facility totaled $31.5 million.

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

Floor Plan Payable

At March 29, 2025, the Company had outstanding borrowings on floor plan financing arrangements of $106.1 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $253.0 million. Floor plan payables are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at March 29, 2025, including surety bonds and letters of credit totaling $17.5 million and $31.5 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of March 29, 2025 is approximately $241.9 million, without reduction for the resale value of the homes collateralizing the potential repurchases. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.6 million at March 29, 2025. See “Critical Accounting Polices and Estimates – Reserve for Repurchase Commitments” below.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed a remediation plan under Subpart I of the HUD code, which was approved in fiscal 2025. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company reassessed the total expected costs in the fourth quarter of fiscal 2025 which resulted in no change to the low end of the range of potential losses and reduction in the high end of the range of potential losses to $77.5 million. The Company will monitor the results of the inspection and repair activities, including actual repair costs, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability, net of $0.4 million of remediation payments made during fiscal 2025, is included in other current liabilities in the accompanying Consolidated Balance Sheets.

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

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss attributable to Champion Homes, Inc. plus expenses or minus income for: (a) the provision for income taxes; (b) interest income or expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income or expense including but not limited to those costs for the acquisition and integration or disposition of businesses, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is currently liable for the first $250,000 of incurred losses for each workers’ compensation incident, $150,000 for each auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $80 million. The Company establishes reserves for reported and unreported losses and insurance company reimbursements under these programs using an actuarial determined value which takes into consideration prior claim experience, estimates of losses for known occurrences and the respective volume of business activity for a given period. The health plan is currently subject to a stop-loss limit of $800,000 per occurrence. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

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

In fiscal 2025, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on of the first day of fiscal March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the home sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 18 to 36 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the floor plan lenders. The contingent repurchase obligation as of March 29, 2025 was estimated to be approximately $241.9 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.6 million at March 29, 2025.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Amended Credit Agreement are subject to variable rates of interest based on SOFR or an ABR, at the election of the Company. Changes in interest rates will affect interest payments on outstanding debt balances. At March 29, 2025, there were no outstanding borrowings on the Amended Credit Agreement.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At March 29, 2025, the Company’s borrowings under the industrial revenue bonds were at variable rates, borrowings under notes payable assumed from the acquisition of Regional Homes are at fixed rates and borrowings under floor plan financing arrangements were at a combination of fixed and variable rates.

Obligations under industrial revenue bonds and certain floor plan financing arrangements are subject to variable rates of interest based on a municipal bond index rate and on terms negotiated with the floor plan lenders respectively. At March 29, 2025, there was $106.1 million outstanding on floor plan agreements and $12.4 million outstanding on borrowings under industrial revenue bonds. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.9 million on outstanding floor plan balances and industrial revenue bonds.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2025 net sales of $130.9 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2025, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.3 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, exhibits and schedules are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 29, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 29, 2025, due to a material weakness in internal control over financial reporting, as described below in Management's Report on Internal Control over Financial Reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was not effective as of March 29, 2025, due to the material weakness described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in internal controls related to ineffective operation of controls in the retail operations of Regional Homes, which the Company acquired in October 2023. This material weakness resulted from insufficiently documented manual controls over the recording of transactions, and the lack of analysis and review related to financial statement accounts. As a result of the material weakness there was a reasonable possibility that the ineffective operating controls could have resulted in a material misstatement in the Company’s consolidated financial statements that would not be detected.

Remediation of Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that those controls are designed, implemented, and operating effectively. The remediation actions include (i) improving the retail accounting and information systems to support automated controls, (ii) developing and implementing additional training for control owners concerning the principles and requirements of each control, (iii) hiring and training additional accounting and operating personnel at all levels of the retail operations of Regional Homes; and (iv) increasing corporate oversight and review of controls and processes.

We believe that these actions, when fully implemented, will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

(c)
Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of March 29, 2025, and the attestation report is set forth in Item 15, "Financial Statement Schedules," under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

(d)
Changes in Internal Control over Financial Reporting

Except for the material weakness discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 29, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Proposal One: Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers," "Corporate Governance Overview” and “Delinquent Section 16(a) Reports” (to the extent reported therein) and is incorporated herein by reference.

The Company has adopted a written code of business conduct and ethics (“Code of Conduct”) which applies to all of its directors, officers, and employees. Our Code of Conduct is available on our website, www.championhomes.com, and can be obtained by writing to Investor Relations at 755 West Big Beaver Rd., Suite 1000, Troy, Michigan 48084, or by sending an email to investorrelations@championhomes.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Executive Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2025,” “CEO Pay Ratio,” "Pay Versus Performance Table," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2025 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of March 29, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	981,615	$ 29.98	3,058,155
Equity compensation plans not approved by Stockholders	—	—	—
Total	981,615	$ 29.98	3,058,155

(1)
This amount represents the following: (a) 316,018 shares subject to the vesting and/or exercise of outstanding options; (b) 415,734 shares subject to vesting of outstanding performance-based restricted stock units reflected at the maximum potential vesting; and (c) 249,863 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Champion Homes, Inc., dated August 5, 2024 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-K dated August 5, 2024).
3.2	Amended and Restated By-Laws of Champion Homes, Inc., effective August 5, 2024 (incorporated by reference to Exhibit 3.2 of the registrant’s Form 8-K dated August 5, 2024).
4.1	Description of Common Stock.*
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

10.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.3	Form of Non-Statutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).
10.4	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.(incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†
10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Form 8-K filed on June 6, 2018).
10.6

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

10.9

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

10.11

Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.12

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.13	Share Subscription Agreement, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed August 17, 2023).

10.14

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

10.15	Investor Rights Agreement, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed September 28, 2023).
10.16

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

10.17

Restrictive Covenant Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc. and the Restricted Parties named therein (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed October 19, 2023).

10.18

General Release, dated as of October 13, 2023, among Regional Holdings Corporation, Regional Underwriters, Inc., Heath Jenkins and Dana Jenkins (incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed October 19, 2023).

10.19

Restricted Stock Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Dana Jenkins and Regional Holdings Corporation (incorporated by reference to Exhibit 10.3 of the registrant’s Form 8-K filed October 19, 2023).

10.20

Employment Agreement, dated December 13, 2024, between Champion Home Builders, Inc. and Timothy Larson. (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q filed February 5, 2025).

10.21	Separation Agreement, dated January 3, 2025, between Champion Home Builders, Inc. and Mark J.Yost (incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q filed February 5, 2025).
10.22

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2025. (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q filed August 7, 2024).

10.23	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors granted in fiscal 2025.(incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q filed August 7, 2024).
10.24	Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2025.*
10.25	Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2025.*
10.26	Form of Performance Stock Unit Agreement for Employees granted in fiscal 2025.*
19.1	Champion Homes, Inc. Insider Trading Policy.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Skyline Champion Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the registrant’s Form 10-K filed May 29, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION HOMES, INC.
Date:	May 27, 2025	/s/ Tim Larson
Tim Larson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Larson	President, Chief Executive Officer and Director	May 27, 2025
Tim Larson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer, and Treasurer	May 27, 2025
Laurie Hough	(Principal Financial Officer)

/s/ Timothy Burkhardt	Vice President and Controller	May 27, 2025
Timothy Burkhardt	(Principal Accounting Officer)

/s/ Michael Berman	Director	May 27, 2025
Michael Berman

/s/ Eddie Capel	Director	May 27, 2025
Eddie Capel

/s/ Mary Fedewa	Director	May 27, 2025
Mary Fedewa

/s/ Erin Mulligan Helgren	Director	May 27, 2025
Erin Mulligan Helgren

/s/ Tawn Kelley	Director	May 27, 2025
Tawn Kelley

/s/ Nikul Patel	Director	May 27, 2025
Nikul Patel

/s/ Gary E. Robinette	Director	May 27, 2025
Gary E. Robinette

CHAMPION HOMES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Champion Homes, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champion Homes, Inc. (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated income statements, statements of comprehensive income, equity and cash flows for each of the fiscal years in the periods ended March 29, 2025, March 30, 2024, and April 1, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2025, expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Self-Insured Risks
Description of the Matter

The Company’s reserves for self-insured risks, of which $34.1 million at March 29, 2025 relates to estimated costs for planned remediation efforts associated with damages related to water intrusion in previously manufactured homes. As described in Note 17 to the consolidated financial statements, the Company’s liability for costs associated with the planned remediation efforts is based on an actuarially determined range that considered a variety of factors, including the number of homes manufactured with exposure to the defect, the number of homes that will be required to be remediated, and the estimated repair costs.

Auditing the Company’s accounting for its estimated costs for planned remediation efforts is complex and requires the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate. The Company uses a Monte Carlo simulation to measure the estimated costs for planned remediation efforts, and the significant assumptions used in estimating the range of estimated costs for planned remediation included the number of homes that will be required to be remediated and the estimated costs for planned remediation efforts.

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

May 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Champion Homes, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Champion Homes, Inc. internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Champion Homes, Inc. (the Company) has not maintained effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Regional Retail business unit (Regional).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 29, 2025 and March 30, 2024, the related consolidated income statements, statements of comprehensive income, equity and cash flows for each of the fiscal years in the periods ended March 29, 2025, March 30, 2024, and April 1, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated May 27, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 27, 2025

Champion Homes, Inc.

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	March 29, 2025	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$610,338	$495,063
Trade accounts receivable, net	84,103	64,632
Inventories, net	360,629	318,737
Other current assets	31,428	39,870
Total current assets	1,086,498	918,302
Long-term assets:
Property, plant, and equipment, net	307,140	290,930
Goodwill	357,973	357,973
Amortizable intangible assets, net	64,712	76,369
Deferred tax assets	37,998	26,878
Other noncurrent assets	256,087	252,889
Total assets	$2,110,408	$1,923,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$106,091	$91,286
Accounts payable	65,136	50,820
Other current liabilities	280,081	247,495
Total current liabilities	451,308	389,601
Long-term liabilities:
Long-term debt	24,773	24,669
Deferred tax liabilities	7,350	6,905
Other liabilities	82,539	79,796
Total long-term liabilities	114,662	111,370

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 57,109 and 57,815 shares issued as of March 29, 2025 and March 30, 2024, respectively.	1,584	1,605
Additional paid-in capital	586,941	568,203
Retained earnings	975,981	866,485
Accumulated other comprehensive loss	(20,068)	(13,923)
Total stockholders’ equity	1,544,438	1,422,370
Total liabilities and stockholders' equity	$2,110,408	$1,923,341

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Income Statements

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net sales	$2,483,448	$2,024,823	$2,606,560
Cost of sales	1,819,425	1,539,029	1,787,879
Gross profit	664,023	485,794	818,681
Selling, general, and administrative expenses	426,991	310,589	300,396
Operating income	237,032	175,205	518,285
Interest expense	8,468	4,613	3,276
Interest (income)	(25,442)	(32,867)	(18,253)
Other (income) expense	(3,362)	2,604	(634)
Income before income taxes	257,368	200,855	533,896
Income tax expense	53,724	47,136	132,094
Net income before equity in net loss of affiliates	203,644	153,719	401,802
Equity in net loss of affiliates	2,004	7,023	—
Net income	201,640	146,696	401,802
Net income attributable to non-controlling interest	3,227	—	—
Net income attributable to Champion Homes, Inc.	$198,413	$146,696	$401,802
Net income per share:
Basic	$3.45	$2.55	$7.05
Diluted	$3.42	$2.53	$7.00

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Net income	$201,640	$146,696	$401,802
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,145)	(188)	(6,527)
Total other comprehensive (loss)	(6,145)	(188)	(6,527)
Total comprehensive income before non-controlling interests	195,495	146,508	395,275
Comprehensive (income) attributable to non-controlling interests	(3,227)	—	—
Comprehensive income attributable to Champion Homes, Inc.	$192,268	$146,508	$395,275

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
Cash flows from operating activities
Net income	$201,640	$146,696	$401,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,910	34,910	26,726
Equity-based compensation	18,269	19,560	14,160
Deferred taxes	(10,585)	(6,448)	1,127
Amortization of deferred financing fees	414	348	357
Loss (gain) on disposal of property, plant, and equipment	35	205	(129)
Foreign currency transaction loss	1,305	297	828
Equity in net loss of affiliates	2,004	7,023	—
Dividends from equity method investment	1,242	—	—
Change in fair value of contingent consideration	8,620	—	—
Change in assets and liabilities, net of businesses acquired:
Accounts receivable	(19,507)	18,910	23,090
Floor plan receivables	(22,601)	(15,391)	—
Inventories	(41,961)	22,424	49,196
Other assets	15,594	(14,579)	(11,930)
Accounts payable	14,424	(7,950)	(49,082)
Accrued expenses and other current liabilities	30,054	16,699	(39,920)
Net cash provided by operating activities	240,857	222,704	416,225
Cash flows from investing activities
Additions to property, plant, and equipment	(50,532)	(52,915)	(52,244)
Cash paid for acquisitions, net of cash acquired	—	(283,189)	(6,810)
Cash paid for equity method investment	—	(4,100)	(2,500)
Cash paid for investment in ECN common stock	—	(78,858)	—
Cash paid for investment in ECN preferred stock	—	(64,520)	—
Investment in floor plan loans	—	(18,466)	—
Proceeds from floor plan loans	2,745	15,721	—
Proceeds from disposal of property, plant, and equipment	1,632	649	375
Net cash used in investing activities	(46,155)	(485,678)	(61,179)
Cash flows from financing activities
Changes in floor plan financing, net	14,805	15,368	(35,460)
Payments on long term debt	—	(77)	—
Payments for repurchase of common stock	(79,999)	—	—
Stock option exercises	473	1,456	2,473
Tax payments for equity-based compensation	(8,317)	(5,883)	(4,032)
Net cash (used in) provided by financing activities	(73,038)	10,864	(37,019)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,389)	(280)	(5,987)
Net increase (decrease) in cash, cash equivalents, and restricted cash	115,275	(252,390)	312,040
Cash, cash equivalents, and restricted cash at beginning of period	495,063	747,453	435,413
Cash, cash equivalents, and restricted cash at end of period	$610,338	$495,063	$747,453
Supplemental disclosures of cash flow information
Cash paid for interest	$8,391	$3,875	$2,938
Cash paid for income taxes	$59,242	$59,056	$143,600

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Equity

(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at April 2, 2022	56,838	$1,573	$502,846	$327,902	$(7,208)	—	$825,113
Net income	—	—	—	401,802	—	—	401,802
Equity-based compensation	—	—	14,160	—	—	—	14,160
Net common stock issued under equity-based compensation plans	270	12	2,473	(4,032)	—	—	(1,547)
Foreign currency translation adjustments	—	—	—	—	(6,527)	—	(6,527)
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	—	$1,233,001
Net income	—	—	—	146,696	—	—	146,696
Equity-based compensation	—	—	19,560	—	—	—	19,560
Net common stock issued under equity-based compensation plans	252	7	1,325	(5,883)	—	—	(4,551)
Common stock issued for business acquisition	455	13	27,839	—	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	(188)	—	(188)
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	—	$1,422,370
Net income	—	—	—	198,413	—	3,227	201,640
Equity-based compensation	—	—	18,269	—	—	—	18,269
Net common stock issued under equity-based compensation plans	207	6	469	(8,317)	—	—	(7,842)
Common stock repurchases	(913)	(27)	—	(80,600)	—	—	(80,627)
Distributions to non-controlling interest	—	—	—	—	—	(3,227)	(3,227)
Foreign currency translation adjustments	—	—	—	—	(6,145)	—	(6,145)
Balance at March 29, 2025	57,109	$1,584	$586,941	$975,981	$(20,068)	—	$1,544,438

Components of accumulated other comprehensive loss at March 29, 2025, March 30, 2024, and April 1, 2023 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the "Company") consist of manufacturing, retail, construction services, and transportation activities. At March 29, 2025, the Company operated 43 manufacturing facilities throughout the United States (“U.S.”) and 5 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 72 sales centers that sell manufactured houses to consumers throughout the U.S. The Company's construction services business provides installation and set-up services of factory built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2025, 2024 and 2023 include the 52-weeks ended March 29, 2025, March 30, 2024 and April 1, 2023 respectively.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $9.7 million, $6.9 million, and $3.6 million for fiscal 2025, 2024, and 2023, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Allowance for Credit Losses: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At March 29, 2025 and March 30, 2024, accounts receivable were reflected net of reserves of $1.3 million and $1.9 million, respectively.

Floor Plan Receivables: Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad"), a related party, to certain independent retailers for purchases of homes manufactured by the Company, of which $38.1 million and $18.1 million was outstanding at March 29, 2025 and March 30, 2024 respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in Other Current Assets and Other Noncurrent Assets in the accompanying Consolidated Balance Sheets.

Floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of March 29, 2025 or March 30, 2024. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At March 29, 2025, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Consolidated Income Statements. Interest income from floor plan receivables for the year ended March 29, 2025 and March 30, 2024, was $2.4 million and $1.3 million, respectively.

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

Property, Plant, and Equipment: Property, plant, and equipment are stated at acquisition date cost or fair value when acquired in a business combination. Depreciation is provided principally on the straight-line method, generally over the following estimated useful lives: land improvements - 3 to 10 years; buildings and improvements - 8 to 25 years; and vehicles and machinery and equipment - 3 to 8 years.

At March 29, 2025, the Company owned or leased six idle manufacturing facilities. The net book value of idle facilities was $6.8 million at March 29, 2025. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. No impairment losses were recorded in fiscal 2025, 2024, or 2023.

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

In fiscal 2025, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Unconsolidated affiliates: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated affiliates, consolidated affiliates, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation. If the Company is determined to be the primary beneficiary, it must consolidate the VIE. In determining whether it is the primary beneficiary, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE. At March 29, 2025, the Company had two investments in non-wholly owned subsidiaries which were determined to be VIEs. The Company uses the equity method to account for its investment in a variable interest entity made in fiscal 2023 in which the Company is not deemed to be the primary beneficiary. The Company's net investment in this unconsolidated affiliate was $5.0 million and $6.6 million at March 29, 2025 and March 30, 2024, respectively. The Company consolidates the results of Champion Financing, LLC ("Champion Financing"), a variable interest entity established in fiscal 2024 which the Company is deemed to be the primary beneficiary. The consolidated net assets of Champion Financing were not material in fiscal 2025 or 2024.

Warranty Obligations: The Company’s manufactured housing operations generally provides the homebuyer with an assurance warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing segment as of the balance sheet date. Factors used to calculate the warranty obligation include the estimated number of homes still under warranty, the timing of work order completion, and the historical average costs incurred to service a home.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At March 29, 2025 and March 30, 2024, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $23.6 million and $21.4 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $10.4 million at March 29, 2025 and March 30, 2024, respectively.

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

2.
Business Combinations

Regional Homes Acquisition

On October 13, 2023, the Company acquired all of the outstanding equity interests in Regional Enterprises, LLC and related companies (collectively, "Regional Homes") for total purchase consideration of $316.9 million, net of assumed indebtedness and working capital adjustments. The purchase consideration consisted of net cash of $279.5 million, the issuance of 455,098 shares of common stock equal to approximately $27.9 million, and contingent consideration with an estimated fair value of $5.9 million. The contingent consideration is related to an earnout provision in the event certain conditions are met per the terms of the purchase agreement and related documents, with a maximum earnout amount of $25.0 million. The initial fair value of the earnout was established using a Monte Carlo simulation method and the resulting liability is recorded in other Liabilities in the accompanying consolidated balance sheets. In fiscal 2025, the method and timing of measuring the earnout was amended, which resulted in a charge of $7.9 million. The earnout liability was remeasured at year-end which resulted in an additional charge of $0.7 million, both of which are reflected in selling, general, and administrative expense in the accompanying Consolidated Income Statements. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.

The following table presents the consideration transferred and the purchase price allocation:

Description	Amount
Fair value of consideration transferred
Fair value of Champion Homes, Inc common stock issued as consideration (455,098 shares at $61.20)	$27,852
Cash consideration, net of cash acquired	279,545
Working capital adjustment	3,644
Estimated earn out consideration	5,904
Total consideration	$316,945
Purchase price allocations:
Trade accounts receivable	16,300
Inventories	138,933
Other current assets	3,002
Property, plant, and equipment, net	86,174
Amortizable intangible assets, net	41,800
Other noncurrent assets	10,640
Floor plan payable	(75,916)
Accounts payable	(14,427)
Other current liabilities	(35,662)
Long-term debt	(12,233)
Other liabilities	(3,065)
Identifiable net assets acquired	155,546
Goodwill	161,399
Total purchase price	$316,945

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

The Company's consolidated net sales and net income for the year ended March 30, 2024 included $227.8 million and $8.5 million, respectively, from Regional Homes. The following unaudited pro forma information presents a summary of the operating results as if the acquisition of Regional Homes had been completed on April 3, 2022, which is the beginning of the comparable annual reporting period from the acquisition date:

	Year Ended
(Dollars in thousands)	March 30, 2024 (unaudited)	April 1, 2023 (unaudited)

Pro forma net sales	$2,290,619	$3,130,426
Pro forma net income	$162,986	$465,925

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

3.
Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Raw materials	$110,755	$101,429
Work in process	31,079	23,436
Finished goods and other	218,795	193,872
Total inventories, net	$360,629	$318,737

At March 29, 2025 and March 30, 2024, reserves for obsolete inventory were $11.1 million and $10.1 million, respectively.

4.
Property, Plant, and Equipment

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Land and improvements	$78,936	$72,188
Buildings and improvements	197,491	183,109
Machinery and equipment	172,208	142,870
Construction in progress	14,457	20,469
Property, plant, and equipment, at cost	463,092	418,636
Less accumulated depreciation	(155,952)	(127,706)
Property, plant, and equipment, net	$307,140	$290,930

Depreciation expense for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 was $30.3 million, $24.1 million, and $16.1 million, respectively.

5.
Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both March 29, 2025 and March 30, 2024, the Company had goodwill of $358.0 million. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At March 29, 2025, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	March 29, 2025			March 30, 2024
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,634	$46,284	$128,918	$82,909	$46,393	$129,302
Accumulated amortization	(46,913)	(17,293)	(64,206)	(39,825)	(13,108)	(52,933)
Amortizable intangibles, net	$35,721	$28,991	$64,712	$43,084	$33,285	$76,369
Weighted average remaining amortization period, in years	4.9	6.8	5.6	5.6	7.7	6.4

Amortization of intangible assets for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 was $11.7 million, $10.8 million, and $10.6 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2026	$11,533
Fiscal 2027	11,492
Fiscal 2028	11,462
Fiscal 2029	7,123
Fiscal 2030	6,255

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At March 29, 2025 and March 30, 2024, the Company had capitalized cloud computing costs, net of accumulated amortization, of $23.0 million and $25.7 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying consolidated balance sheets. Amortization of capitalized cloud computing costs for the years ended March 29, 2025, March 30, 2024, and April 1, 2023 was $2.7 million, $0.8 million, and $0.8 million, respectively.

6.
Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN. In connection with the share subscription agreement, the Company and Triad, a subsidiary of ECN, formed Champion Financing, a captive finance company that is 51% owned by the Company and 49% owned by Triad. The results of Champion Financing are included in the consolidated results of the Company on a three-month lag. Triad's 49% ownership interest is reflected as non-controlling interest in the Consolidated Income Statements.

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the year ended March 29, 2025 and March 30, 2024, the Company's share of ECN's net losses was $0.4 million and $7.0 million, respectively. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Consolidated Statements of Cash Flows using the nature of the distribution approach. At March 29, 2025 and March 30, 2024, the investment in the common stock of ECN totaled $70.2 million and $71.9 million, respectively, and is included in other Noncurrent Assets in the accompanying consolidated balance sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at March 29, 2025 was approximately $61.5 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired. We do not consider the difference in the fair market value of ECN common stock and our investment balance to be other than temporary at March 29, 2025.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying consolidated balance sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At March 29, 2025 and March 30, 2024, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the initial investment. For the year ended March 29, 2025 and March 30, 2024, the Company reflected dividend income from the investment in the Preferred Shares of $2.4 million and $0.6 million, respectively, which is included in other (income) expense on the accompanying consolidated income statements.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which are not material for the year ended March 29, 2025 and March 30, 2024, respectively. Triad also provides floor plan financing of the Company's products to independent retailers. At March 29, 2025 and March 30, 2024, the Company had floor plan payables due to Triad of $35.0 million and $26.6 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At March 29, 2025, the Company had repurchase commitments of $113.1 million on independent retailer floor plan loans outstanding with Triad. See Note 17, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7.
Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Customer deposits	$82,886	$80,833
Accrued volume rebates	26,227	21,169
Accrued warranty obligations	40,523	39,176
Accrued compensation and payroll taxes	52,644	35,063
Accrued insurance	15,825	12,772
Accrued product liability - water intrusion	34,094	34,500
Other	27,882	23,982
Total other current liabilities	$280,081	$247,495

8.
Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024
Balance at the beginning of the period	$50,869	$35,961
Warranty expense	67,426	63,335
Acquired warranty obligations	—	11,043
Cash warranty payments	(65,140)	(59,470)
Balance at end of period	53,155	50,869
Less noncurrent portion in other long-term liabilities	(12,632)	(11,693)
Total current portion	$40,523	$39,176

9.
Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,993	4,889
Revolving credit facility maturing in 2026	—	—
Total long-term debt	$24,773	$24,669

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At March 29, 2025, the interest rate under the Credit Agreement was 5.55% and letters of credit issued under the Credit Agreement totaled $31.5 million. Total available borrowings under the Credit Agreement were $168.5 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buybacks, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of March 29, 2025.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at March 29, 2025 and March 30, 2024, including related costs and fees, was 4.41% and 5.25%, respectively. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at March 29, 2025 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with a fixed interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At March 29, 2025 and March 30, 2024, the Company had outstanding borrowings on floor plan financing agreements of $106.1 million and $91.3 million, respectively. Total credit line capacity provided under the agreements was $253.0 million as of March 29, 2025. The weighted average interest rate on the floor plan payable was 7.20% at March 29, 2025. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer, which is generally less than one year.

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

For retail sales to consumers from Company-owned retail sales centers, revenue is recognized when the home has been delivered, set up and accepted by the consumer, and title has transferred. Revenue from Company-owned retail sales centers includes the selling price of homes internally manufactured that otherwise would have been included in Manufacturing revenue.

The Company recognizes revenue and related cost of sales for long-term construction contracts (“Commercial”) over time as performance obligations are satisfied using the percentage-of-completion method (input method). Management estimates the stage of completion on each construction project based on progress and costs incurred. Unbilled revenue on long-term construction contracts are classified as a contract asset in accounts receivable. Receipts in excess of billings are classified as contract liabilities and included in other current liabilities. There were no uncollected billings related to long-term construction contracts, unbilled revenue or receipts in excess of billings for long-term contracts at either March 29, 2025 or March 30, 2024.

Revenue for the Company’s transportation operations is recognized when a shipment has been delivered to its final destination. Amounts billed to customers related to shipping and handling costs are included in net sales. Shipping and handling costs are accounted for as fulfillment costs and are included in cost of sales.

The following tables disaggregate the Company’s revenue by sales category:

	Year ended March 29, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,495,978	$94,172	$—	$1,590,150
Retail	861,938	—	—	861,938
Transportation	—	—	31,360	31,360
Total	$2,357,916	$94,172	$31,360	$2,483,448

	Year ended March 30, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,378,396	$109,089	$—	$1,487,485
Retail	507,111	—	—	507,111
Transportation	—	—	30,227	30,227
Total	$1,885,507	$109,089	$30,227	$2,024,823

	Year ended April 1, 2023
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$2,116,264	$144,289	$—	$2,260,553
Retail	293,730	—	—	293,730
Commercial	1,348	—	—	1,348
Transportation	—	—	50,929	50,929
Total	$2,411,342	$144,289	$50,929	$2,606,560

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

	Year ended
(Dollars in thousands)	March 29, 2025	March 30, 2024
Operating lease expense	$12,463	$10,230
Short-term lease expense	2,186	2,170
Total lease expense	$14,649	$12,400

Operating lease assets and obligations included in the accompanying consolidated balance sheet are shown below:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Right-of-use assets under operating leases:
Other long-term assets	$32,351	$38,661
Lease obligations under operating leases:
Other current liabilities	9,295	7,476
Other long-term liabilities	23,646	31,266
Total lease obligation	$32,941	$38,742

Maturities of operating lease obligations as of March 29, 2025 are shown below:

(Dollars in thousands)	March 29, 2025
Fiscal 2026	$11,032
Fiscal 2027	9,634
Fiscal 2028	6,250
Fiscal 2029	2,167
Fiscal 2030	1,389
Thereafter	14,089
Total undiscounted cash flows	44,561
Less: imputed interest	(11,620)
Lease obligations under operating leases	$32,941

The weighted average lease term and discount rate for operating leases are shown below:

March 29, 2025
Weighted average remaining lease term (in years)	7.7
Weighted average discount rate (as percent)	7.1

Other information related to leases is as follows:

	Year ended
(Dollars in thousands)	March 29, 2025	March 30, 2024
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$3,002	$10,306
Operating cash flows:
Cash paid related to operating lease obligations	$12,407	$9,878

12.
Income Taxes

Pretax income for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	April 1, 2023

Domestic	$237,329	$175,465	$499,715
Foreign	20,039	25,390	34,181
Income before income taxes	$257,368	$200,855	$533,896

The income tax provision by jurisdiction for the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023 was as follows:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	April 1, 2023

Current:
U.S. federal	$48,065	$37,105	$98,242
Foreign	3,905	5,058	8,560
State	12,270	11,200	24,000
Total current	$64,240	$53,363	$130,802
Deferred
U.S. federal	$(10,530)	$(6,873)	$78
Foreign	1,361	2,249	1,440
State	(1,347)	(1,603)	(226)
Total deferred	$(10,516)	$(6,227)	$1,292
Total income tax expense	$53,724	$47,136	$132,094

Income tax expense differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024	April 1, 2023

Tax expense at U.S federal statutory rate	$54,047	$42,180	$112,118
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$8,420	$7,575	$18,956
Change in net operating loss carryforward	6,343	—	—
Non-deductible compensation due to Section 162(m)	1,486	2,435	1,924
Recognition of foreign investment basis difference	822	955	1,249
Foreign tax rate differences	793	1,134	1,566
Change in deferred tax valuation allowance	(6,659)	(333)	(703)
U.S. tax credits	(11,820)	(6,129)	(2,694)
Other	292	(681)	(322)
Total income tax expense	$53,724	$47,136	$132,094

The U.S. income tax rate for fiscal 2025, 2024, and 2023 was 21.0%.

Deferred tax assets and liabilities at March 29, 2025 and March 30, 2024 consisted of the following:

(Dollars in thousands)	March 29, 2025	March 30, 2024
ASSETS
Warranty reserves	12,759	11,328
Capitalized research expenditures	11,733	6,312
Employee compensation	8,427	4,245
Accrued product liability - water intrusion	8,291	8,353
Lease assets	8,034	9,573
Intangible assets	7,733	8,448
Self-insurance reserves	5,899	4,840
Equity-based compensation	3,800	4,720
Inventory reserves and impairments	3,688	3,427
Dealer volume discounts	2,354	1,821
Foreign net operating loss carryforwards	—	6,343
Other	5,391	3,323
Gross deferred tax assets	$78,109	$72,733
LIABILITIES
Property, plant, and equipment	$21,559	$20,329
Lease liabilities	7,908	9,553
Foreign tax basis difference in investments	7,350	6,905
Intangible assets	4,705	3,418
Other	893	850
Gross deferred tax liabilities	42,415	41,055
Valuation allowance	(5,046)	(11,705)
Net deferred tax assets	$30,648	$19,973

The Company anticipates periodically repatriating the earnings of its Canadian subsidiaries. A deferred tax liability is recognized for income tax withholding which may be incurred upon the reversal of basis differences in investments in its foreign subsidiaries.

The Company periodically evaluates the realizability of its deferred tax assets based on whether it is “more likely than not” that some portion of the deferred tax assets will not be realized. Our evaluation considers available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of March 29, 2025, the Company’s valuation allowance principally consists of valuation allowances for certain state NOL carryforwards and certain Canadian deferred tax assets. As of March 30, 2024, the Company’s valuation allowance principally consists of valuation allowances for certain state NOL carryforwards, certain Canadian deferred tax assets, and the Company’s deferred tax assets in the Netherlands.

As of March 29, 2025, the Company has state NOL carryforwards in various jurisdictions which expire primarily in 2028 through 2036.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at March 29, 2025 and March 30, 2024.

The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2021. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2022 through fiscal 2025, and U.S. state tax examinations by tax authorities for fiscal 2021 through fiscal 2025.

13.
Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $18.3 million, $19.6 million, and $14.2 million, was recognized in fiscal 2025, 2024, and 2023, respectively. Equity-based compensation expense is included in SG&A expenses in the accompanying consolidated income statements. The total associated income tax benefit recognized was $3.4 million, $3.9 million, and $3.3 million in fiscal 2025, 2024, and 2023, respectively. Total unrecognized equity-based compensation for all share-based awards was $28.0 million at March 29, 2025, of which $15.5 million is expected to be recognized in fiscal 2026, $8.3 million in fiscal 2027, and $4.2 million thereafter, or a weighted-average period of 1.6 years.

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. There were no stock options granted in fiscal 2025 or 2024. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 2, 2022	487	$28.50
Exercised	(89)	$27.64
Outstanding at April 1, 2023	398	$28.68
Exercised	(66)	$21.72
Forfeitures	(1)	$15.00
Outstanding at March 30, 2024	331	$30.10
Exercised	(15)	$32.65
Outstanding at March 29, 2025	316	$29.98	3.1	$20,473
Vested and exercisable at March 29, 2025	316	$29.98	3.1	$20,473

Performance Share Units

In fiscal 2025, 2024 and 2023, the Company issued performance share units that contain market vesting conditions, performance vesting conditions, and service conditions. The performance condition is based on the Company's market share of single family home completions ("SFC Market Share"). The SFC Market Share component of the awards are valued at the market price of a share of the Company's common stock on the date of grant. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 200% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the performance and market conditions as specified in the performance share unit agreement. A summary of the activity associated with these awards based on the maximum potential achievement is as follows:

	Shares (in thousands,	Weighted Average Grant Date Fair Value Per Unit
	at maximum achievement)	(at maximum achievement)
Outstanding at April 2, 2022	407	$29.26
Granted	254	$42.17
Vested	(128)	$33.22
Forfeitures	(3)	$35.88
Outstanding at April 1, 2023	530	$36.79
Granted	166	$52.10
Vested	(91)	$75.11
Forfeitures	(4)	$42.22
Outstanding at March 30, 2024	601	$36.61
Granted	128	$61.53
Vested	(73)	$40.47
Forfeitures	(240)	$44.24
Outstanding at March 29, 2025	416	$50.47

The assumptions used in the Monte-Carlo simulation for the performance condition of performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Weighted-average assumptions used:
Expected volatility	46.8%	49.0%	57.6%
Dividend yield	—	—	—
Risk-free interest rate	3.9%	4.4%	3.7%
Expected term, in years	3.00	3.00	3.00
Weighted average grant date fair value per share	$123.06	$104.20	$84.34

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $19.2 million, $15.8 million, and $4.9 million during fiscal 2025, 2024, and 2023, respectively.

The weighted average grant date fair value for restricted stock units granted in fiscal 2025, 2024, and 2023 was $88.74, $71.43, and $61.92, respectively.

Restricted Stock Units (in thousands)
Outstanding at April 2, 2022	165
Granted	267
Vested	(91)
Forfeitures	(11)
Outstanding at April 1, 2023	330
Granted	273
Vested	(222)
Forfeitures	(11)
Outstanding at March 30, 2024	370
Granted	137
Vested	(211)
Forfeitures	(46)
Outstanding at March 29, 2025	250

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	March 29, 2025	March 30, 2024	April 1, 2023
Numerator:
Net income attributable to Champion Homes, Inc.	$198,413	$146,696	$401,802
Denominator:
Basic weighted average shares outstanding	57,562	57,492	56,987
Dilutive securities	513	486	408
Diluted weighted average shares outstanding	58,075	57,978	57,395
Basic net income per share:	$3.45	$2.55	$7.05
Diluted net income per share:	$3.42	$2.53	$7.00

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	March 29, 2025	March 30, 2024	April 1, 2023
Stock options	—	—	13
Restricted share units	5	—	—
Performance share units	1	1	93
Total dilutive securities	6	1	106

15.
Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $6.0 million, $5.0 million, and $5.9 million related to this plan during fiscal 2025, 2024, and 2023, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.5 million in fiscal 2025, $0.6 million in fiscal 2024, and $0.7 million in fiscal 2023.

16.
Segment Information

Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segments and allocates resources based on net sales, before elimination of inter-company shipments and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

Beginning in fiscal 2025, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". Selected financial information by reportable segment was as follows:

	Year Ended March 29, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$2,357,916	$94,172	$31,360	$2,483,448
Cost of sales(1)	(1,716,443)	(68,696)	(8,475)
Selling, general, and administrative expenses(2)	(311,660)	(10,786)	(88,446)
Other items(3)	—	—	(1,869)
Segment EBITDA	$329,813	$14,690	$(67,430)

U.S. Factory-built Housing EBITDA				$329,813
Canadian Factory-built Housing EBITDA				14,690
Corporate/Other EBITDA				(67,430)
Depreciation and amortization				(41,910)
Interest income, net				16,974
Equity in net loss of affiliate				2,004
Net income attributable to non-controlling interest				3,227
Income before income taxes				$257,368
Depreciation	$27,857	$1,780	$616	$30,253
Amortization	$11,657	$—	$—	$11,657
Expenditure for segment assets	$44,824	$2,087	$3,621	$50,532
Segment assets(4)	$1,275,488	$140,230	$694,690	$2,110,408
(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include dividend income, and equity in net loss of affiliates, and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Year Ended March 30, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,885,507	$109,089	$30,227	$2,024,823
Cost of sales(1)	(1,425,962)	(77,176)	(15,074)
Selling, general, and administrative expenses(2)	(218,923)	(10,545)	(67,028)
Other items(3)	—	—	(9,627)
Segment EBITDA	$240,622	$21,368	$(61,502)

U.S. Factory-built Housing EBITDA				$240,622
Canadian Factory-built Housing EBITDA				21,368
Corporate/Other EBITDA				(61,502)
Depreciation and amortization				(34,910)
Interest income, net				28,254
Equity in net loss of affiliate				7,023
Income before income taxes				$200,855
Depreciation	$22,041	$1,482	$613	$24,136
Amortization	$10,774	$—	$—	$10,774
Expenditure for segment assets	$47,856	$3,553	$1,506	$52,915
Segment assets(4)	$1,239,338	$132,420	$551,583	$1,923,341

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include acquisition costs, dividend income, and equity in net loss of affiliates.

(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Year Ended April 1, 2023
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$2,411,342	$144,289	$50,929	$2,606,560
Cost of sales(1)	(1,641,120)	(98,457)	(34,409)
Selling, general, and administrative expenses(2)	(211,234)	(12,895)	(63,434)
Other items(3)	—	—	634
Segment EBITDA	$558,988	$32,937	$(46,280)

U.S. Factory-built Housing EBITDA				$558,988
Canadian Factory-built Housing EBITDA				32,937
Corporate/Other EBITDA				(46,280)
Depreciation and amortization				(26,726)
Interest income, net				14,977
Income before income taxes				$533,896
Depreciation	$13,624	$1,228	$1,233	$16,085
Amortization	$10,641	$—	$—	$10,641
Expenditure for segment assets	$47,328	$4,189	$727	$52,244
Segment assets(4)	$708,573	$124,673	$729,478	$1,562,724

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include transaction costs and other income.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.
17.
Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $1.6 million and $1.8 million at March 29, 2025 and March 30, 2024, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of March 29, 2025 was estimated to be approximately $241.9 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended March 29, 2025, March 30, 2024, and April 1, 2023.

At March 29, 2025, the Company was contingently obligated for approximately $31.5 million under letters of credit, primarily consisting of $12.6 million to support long-term debt, $18.6 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $17.5 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. The Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company reassessed the total expected costs in the fourth quarter of fiscal 2025 which resulted in no change to the low end of the range of potential losses and reduction in the high end of the range of potential losses to $77.5 million. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability, net of $0.4 million of remediation payments made in fiscal 2025, is included in other current liabilities in the accompanying Consolidated Balance Sheets.

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

Sales from the Company's Canadian operations were approximately 4% of consolidated sales for fiscal 2025, 5% in fiscal 2024, and 6% in fiscal 2023. The Company’s Canadian assets were approximately $140.2 million and $132.4 million at March 29, 2025 and March 30, 2024, respectively. The Company has approximately 9,000 employees. The Company’s manufacturing facilities in Canada employ approximately 770 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are five collective bargaining agreements (one for each Canadian manufacturing facility) and each has a separate expiration date. Four of the agreements are set to expire at various dates through 2027. One agreement expired in June 2024 and is being renegotiated.

Champion Homes, Inc.

Schedule II--Valuation and Qualifying Accounts

(Dollars in millions)

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
Fiscal Year Ended March 29, 2025
Allowance for doubtful accounts	$1.9	$0.2	$(0.8)	$—	$1.3
Valuation allowance for deferred taxes	11.7	—	(6.7)	—	5.0
Fiscal Year Ended March 30, 2024
Allowance for doubtful accounts	$1.7	$0.6	$(0.4)	$—	$1.9
Valuation allowance for deferred taxes	12.0	—	(0.3)	—	11.7
Fiscal Year Ended April 1, 2023
Allowance for doubtful accounts	$1.7	$0.3	$(0.3)	$—	$1.7
Valuation allowance for deferred taxes	12.7	(0.3)	(0.2)	(0.2)	12.0