Form 10-Q
period 2025-06-28
Champion Homes, Inc.
filed 2025-08-06
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

Number of shares of common stock outstanding as of July 31, 2025: 56,518,125

CHAMPION HOMES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 28, 2025	March 29, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$605,327	$610,338
Trade accounts receivable, net	99,581	84,103
Inventories, net	372,739	360,629
Other current assets	37,830	31,428
Total current assets	1,115,477	1,086,498
Long-term assets:
Property, plant, and equipment, net	317,037	307,140
Goodwill	363,462	357,973
Amortizable intangible assets, net	64,707	64,712
Deferred tax assets	36,219	37,998
Other noncurrent assets	252,349	256,087
Total assets	$2,149,251	$2,110,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$103,684	$106,091
Accounts payable	68,225	65,136
Other current liabilities	294,079	280,081
Total current liabilities	465,988	451,308
Long-term liabilities:
Long-term debt	24,105	24,773
Deferred tax liabilities	7,883	7,350
Other liabilities	80,798	82,539
Total long-term liabilities	112,786	114,662

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 56,511 and 57,109 shares issued as of June 28, 2025 and March 29, 2025, respectively	1,567	1,584
Additional paid-in capital	595,464	586,941
Retained earnings	988,025	975,981
Accumulated other comprehensive loss	(14,579)	(20,068)
Total stockholders’ equity	1,570,477	1,544,438
Total liabilities and stockholders’ equity	$2,149,251	$2,110,408

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	June 28, 2025	June 29, 2024
Net sales	$701,318	$627,779
Cost of sales	511,488	463,564
Gross profit	189,830	164,215
Selling, general, and administrative expenses	111,309	108,827
Operating income	78,521	55,388
Interest (income), net	(4,536)	(4,249)
Other (income)	(1,220)	(1,219)
Income before income taxes	84,277	60,856
Income tax expense	17,699	13,719
Net income before equity in net loss of affiliates	66,578	47,137
Equity in net loss of affiliates	585	1,343
Net income	65,993	45,794
Net income attributable to non-controlling interest	1,306	—
Net income attributable to Champion Homes, Inc.	$64,687	$45,794
Net income attributable to Champion Homes, Inc. per share:
Basic	$1.13	$0.79
Diluted	$1.13	$0.79

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	June 28, 2025	June 29, 2024
Net income	$65,993	$45,794
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,489	(1,130)
Total other comprehensive income (loss)	5,489	(1,130)
Total comprehensive income before non-controlling interests	71,482	44,664
Comprehensive income attributable to non-controlling interests	1,306	—
Comprehensive income attributable to Champion Homes, Inc.	$70,176	$44,664

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	June 28, 2025	June 29, 2024

Cash flows from operating activities
Net income	$65,993	$45,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,902	10,612
Amortization of deferred financing fees	93	93
Equity-based compensation	4,978	6,090
Deferred taxes	507	(653)
Loss on disposal of property, plant, and equipment	29	43
Foreign currency transaction (gain) loss	(796)	212
Equity in net loss of affiliates	585	1,343
Dividends from equity method investment	236	522
Change in fair value of contingent consideration	—	7,912
Change in assets and liabilities:
Accounts receivable	(14,910)	(8,088)
Floor plan receivables	(144)	(10,603)
Inventories	5,450	(1,375)
Other assets	(4,333)	5,541
Accounts payable	2,697	10,950
Accrued expenses and other liabilities	3,015	16,223
Net cash provided by operating activities	75,302	84,616
Cash flows from investing activities
Additions to property, plant, and equipment	(8,901)	(10,712)
Cash paid for equity method investment	(447)	—
Proceeds from floor plan loans	—	1,606
Acquisition, net of cash acquired	(24,555)	—
Proceeds from disposal of property, plant, and equipment	39	24
Net cash (used in) investing activities	(33,864)	(9,082)
Cash flows from financing activities
Changes in floor plan financing, net	(2,407)	1,573
Payments on long term debt	(684)	(1)
Payments for repurchase of common stock	(50,000)	(20,000)
Stock option exercises	3,550	75
Tax payments for equity-based compensation	(2,323)	(2,251)
Net cash (used in) financing activities	(51,864)	(20,604)
Effect of exchange rate changes on cash and cash equivalents	5,415	(1,060)
Net (decrease) increase in cash and cash equivalents	(5,011)	53,870
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$605,327	$548,933

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended June 28, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 29, 2025	57,109	1,584	586,941	975,981	(20,068)	—	1,544,438
Net income	—	—	—	64,687	—	1,306	65,993
Equity-based compensation	—	—	4,978	—	—	—	4,978
Net common stock issued under equity-based compensation plans	173	5	3,545	(2,323)	—	—	1,227
Common stock repurchases	(771)	(22)	—	(50,320)	—	—	(50,342)
Distributions to non-controlling interest	—	—	—	—	—	(1,306)	(1,306)
Foreign currency translation adjustments	—	—	—	—	5,489	—	5,489
Balance at June 28, 2025	56,511	$1,567	$595,464	$988,025	$(14,579)	$—	$1,570,477

	Three months ended June 29, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$1,422,370
Net income	—	—	—	45,794	—	45,794
Equity-based compensation	—	—	6,090	—	—	6,090
Net common stock issued under equity-based compensation plans	56	2	72	(2,242)	—	(2,168)
Common stock repurchases	(292)	(9)	—	(20,200)	—	(20,209)
Foreign currency translation adjustments	—	—	—	—	(1,130)	(1,130)
Balance at June 29, 2024	57,579	$1,598	$574,365	$889,837	$(15,053)	$1,450,747

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At June 28, 2025, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 82 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 27, 2025 (the “Fiscal 2025 Annual Report”).

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2026,” will end on March 28, 2026 and will include 52 weeks. References to “fiscal 2025” refer to the Company’s fiscal year ended March 29, 2025. The three months ended June 28, 2025 and June 29, 2024 each included 13 weeks, respectively.

During the first quarter of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing facility and incurred plant closure costs of $1.0 million. The Company also communicated a plan to cease operations at the Kelowna, British Columbia manufacturing facility, and accrued plant closure costs of $2.9 million. The Company intends to cease production at the Kelowna, British Columbia facility in the second quarter of fiscal 2026, which may result in additional expenses during that period.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $1.4 million and $1.3 million at June 28, 2025 and March 29, 2025, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad"), a related party, to certain independent retailers for purchases of homes manufactured by the Company, of which $38.2 million and $38.1 million was outstanding at June 28, 2025 and March 29, 2025, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of June 28, 2025 or March 29, 2025. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

interest payments are past due over 90 days. At June 28, 2025, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was six months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended June 28, 2025 and June 29, 2024 was $0.7 million and $0.5 million, respectively.

Recently issued accounting pronouncements: In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

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

2. Business Combinations

Iseman Homes, Inc. Acquisition

On May 30, 2025, the Company acquired all of the outstanding equity interests in Iseman Homes, Inc. ("Iseman Homes") for total purchase consideration of $26.9 million, net of working capital adjustments. The purchase consideration consisted of net cash paid of $24.6 million, contingent consideration with an estimated fair value of $0.2 million, and remaining consideration payable of $2.2 million, payable twelve months after the closing date. The contingent consideration is related to an earnout provision in the event future performance metrics are achieved, with a maximum earnout amount of $1.5 million. The liabilities for the earnout and remaining consideration payable are recorded in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

The following table presents the consideration transferred and the preliminary purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	$24,555
Consideration payable	2,179
Estimated earn out consideration	210
Total consideration	$26,944
Preliminary purchase price allocations:
Trade accounts receivable	470
Inventories	16,926
Other current assets	315
Property, plant, and equipment, net	9,560
Amortizable intangible assets, net	2,900
Accounts payable	(622)
Other current liabilities	(8,094)
Identifiable net assets acquired	21,455
Goodwill	5,489
Total purchase price	$26,944

Trade accounts receivable, other assets, accounts payable and other liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $2.9 million for a trade name based on an independent appraisal. The fair value of the trade name was determined using the relief-from-royalty method and was estimated to have a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $9.6 million related to property, plant, and equipment and $2.9 million related to intangible assets were recorded in the accompanying Condensed Consolidated Balance Sheet as of the acquisition date. The goodwill is not expected to be deductible for income tax purposes. For further information on acquired assets measured at fair value, see Note 5, Goodwill, Intangible Assets and Cloud Computing Arrangements.

Management has determined that the pro forma impact of the acquisition of Iseman Homes on revenue and net income is not material to the consolidated financial statements and, accordingly, such information is not presented.

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	June 28, 2025	March 29, 2025
Raw materials	$111,247	$110,755
Work in process	33,788	31,079
Finished goods and other	227,704	218,795
Total inventories, net	$372,739	$360,629

At June 28, 2025 and March 29, 2025, reserves for obsolete inventory were $11.0 million and $11.1 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended June 28, 2025 and June 29, 2024 was $9.0 million and $7.7 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 28, 2025	March 29, 2025
Land and improvements	$85,915	$78,936
Buildings and improvements	204,038	197,491
Machinery and equipment	176,190	172,208
Construction in progress	16,177	14,457
Property, plant, and equipment, at cost	482,320	463,092
Less: accumulated depreciation	(165,283)	(155,952)
Property, plant, and equipment, net	$317,037	$307,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At June 28, 2025 and March 29, 2025, the Company had goodwill of $363.5 million and $358.0 million, respectively. The change in goodwill balance is due to the acquisition of Iseman Homes. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At June 28, 2025, there were no accumulated impairment losses related to goodwill.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	June 28, 2025			March 29, 2025
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,859	$49,275	$132,134	$82,634	$46,284	$128,918
Accumulated amortization	(48,975)	(18,452)	(67,427)	(46,913)	(17,293)	(64,206)
Amortizable intangibles, net	$33,884	$30,823	$64,707	$35,721	$28,991	$64,712

During each of the three months ended June 28, 2025 and June 29, 2024, amortization of intangible assets was $2.9 million.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At June 28, 2025 and March 29, 2025, the Company had capitalized cloud computing costs, net of amortization of $22.4 million and $23.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for the three months ended June 28, 2025 and June 29, 2024 was $1.0 million and $0.2 million, respectively.

6. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN. In connection with the share subscription agreement, the Company and Triad, a subsidiary of ECN, formed Champion Financing LLC ("Champion Financing"), a captive finance company that is 51% owned by the Company and 49% owned by Triad. The results of Champion Financing are included in the consolidated results of the Company on a three-month lag. Triad's 49% ownership interest is reflected as non-controlling interest in the Condensed Consolidated Income Statements.

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three months ended June 28, 2025, the Company's share of ECN's net losses was $0.5 million. For the three months ended June 29, 2024, the Company's share of ECN's losses was $1.2 million. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At June 28, 2025 and March 29, 2025, the investment in the common stock of ECN totaled $69.5 million and $70.2 million, respectively, and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at June 28, 2025 was approximately $66.6 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired. We do not consider the difference in the fair market value of ECN common stock and our investment balance to be other than temporary at June 28, 2025.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At June 28, 2025 and March 29, 2025, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For each of the three months ended June 28, 2025 and June 29, 2024, the Company reflected dividend income from the investment in the Preferred Shares of $1.2 million in other income on the accompanying Condensed Consolidated Income Statements.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for either of the three months ended June 28, 2025 or June 29, 2024. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At June 28, 2025 and March 29, 2025, the Company had floor plan payables due to Triad of $31.1 million and $35.0 million, respectively. See Note 9, Debt and Floor Plan Payable for further

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

detail regarding the Company's floor plan financing. At June 28, 2025, the Company had repurchase commitments of $116.2 million on independent retailer floor plan loans outstanding with Triad. See Note 14, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 28, 2025	March 29, 2025
Customer deposits	$87,973	$82,886
Accrued volume rebates	25,957	26,227
Accrued warranty obligations	40,631	40,523
Accrued compensation and payroll taxes	48,050	52,644
Accrued insurance	16,383	15,825
Accrued product liability - water intrusion	33,283	34,094
Other	41,802	27,882
Total other current liabilities	$294,079	$280,081

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024
Balance at beginning of period	$53,155	$50,869
Warranty expense	18,165	18,688
Cash warranty payments	(18,057)	(15,446)
Balance at end of period	53,263	54,111
Less: noncurrent portion in other long-term liabilities	(12,632)	(11,693)
Total current portion	$40,631	$42,418

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 28, 2025	March 29, 2025
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,325	4,993
Total long-term debt	$24,105	$24,773

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

On May 18, 2023, the Company further amended the Amended Credit Agreement, which removed references to the London Interbank Offer Rate ("LIBOR") and clarified language pertaining to the Secured Overnight Financing Rate ("SOFR") in regards to the interest rate on borrowings. The interest rate on borrowings under the Amended Credit Agreement is based on SOFR plus a SOFR adjustment, plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company from a high of 1.875% when the consolidated total net leverage ratio is equal to or greater than 2.25:1.00, to a low of 1.125% when the consolidated total net leverage ratio is below 0.50:1.00. Alternatively for same day borrowings, the interest rate is based on an Alternative Base Rate ("ABR") plus an interest rate

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

spread that ranges from a high of 0.875% to a low of 0.125% based on the consolidated total net leverage ratio. In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.3% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement. At June 28, 2025, the interest rate under the Amended Credit Agreement was 5.55% and letters of credit issued under the Amended Credit Agreement totaled $27.5 million. Available borrowing capacity under the Amended Credit Agreement as of June 28, 2025 was $172.5 million.

The Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of June 28, 2025.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at June 28, 2025, including related costs and fees, was 3.47%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at June 28, 2025 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payables

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At June 28, 2025 and March 29, 2025, the Company had outstanding borrowings on floor plan financing agreements of $103.7 million and $106.1 million, respectively. Total credit line capacity provided under the agreements was $253.0 million as of June 28, 2025. The weighted average interest rate on floor plan payables was 7.06% at June 28, 2025. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended June 28, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$424,977	$30,120	$—	$455,097
Retail	236,954	—	—	236,954
Transportation/Other	—	—	9,267	9,267
Total	$661,931	$30,120	$9,267	$701,318

	Three months ended June 29, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$380,294	$20,799	$—	$401,093
Retail	219,239	—	—	219,239
Transportation	—	—	7,447	7,447
Total	$599,533	$20,799	$7,447	$627,779

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended June 28, 2025 and June 29, 2024, the Company recorded $17.7 million and $13.7 million of income tax expense and had an effective tax rate of 21.0% and 22.5%, respectively.

The Company’s effective tax rate for the three months ended June 28, 2025 and June 29, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. OBBBA changed many aspects of U.S. corporate income taxation including accelerated bonus depreciation, research and experimentation expense deduction, and terminating the energy efficient home tax credit. OBBBA contains multiple effective dates and only certain aspects will have a financial reporting implication for the fiscal year ending March 28, 2026. The Company is currently assessing the impact of OBBBA which could be material.

At June 28, 2025, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	June 28, 2025	June 29, 2024
Numerator:
Net income attributable to Champion Homes, Inc.	$64,687	$45,794
Denominator:
Basic weighted-average shares outstanding	57,105	57,865
Dilutive securities	339	470
Diluted weighted-average shares outstanding	57,444	58,335

Basic net income per share	$1.13	$0.79
Diluted net income per share	$1.13	$0.79

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Beginning in fiscal 2025, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". Selected financial information by reportable segment was as follows:

	Three months ended June 28, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$661,931	$30,120	$9,267	$701,318
Cost of sales(1)	(480,469)	(21,417)	(2,114)
Selling, general, and administrative expenses(2)	(82,363)	(5,695)	(18,838)
Other items(3)	—	—	(670)
Segment EBITDA	$99,099	$3,008	$(12,355)

U.S. Factory-built Housing EBITDA				$99,099
Canadian Factory-built Housing EBITDA				3,008
Corporate/Other EBITDA				(12,355)
Depreciation and amortization				(11,902)
Interest income, net				4,536
Equity in net loss of affiliate				585
Net income attributable to non-controlling interest				1,306
Income before income taxes				$84,277
Depreciation	$8,374	$461	$162	$8,997
Amortization	$2,905	$—	$—	$2,905
Expenditure for segment assets	$8,177	$354	$370	$8,901
Segment assets(4)	$1,325,992	$151,195	$672,064	$2,149,251
(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include dividend income, equity in net loss of affiliates, and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Three months ended June 29, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$599,533	$20,799	$7,447	$627,779
Cost of sales(1)	(439,021)	(15,039)	(2,925)
Selling, general, and administrative expenses(2)	(81,491)	(2,881)	(20,422)
Other items(3)	—	—	(124)
Segment EBITDA	$79,021	$2,879	$(16,024)

U.S. Factory-built Housing EBITDA				$79,021
Canadian Factory-built Housing EBITDA				2,879
Corporate/Other EBITDA				(16,024)
Depreciation and amortization				(10,612)
Interest income, net				4,249
Equity in net loss of affiliate				1,343
Income before income taxes				$60,856
Depreciation	$7,104	$437	$161	$7,702
Amortization	$2,910	$—	$—	$2,910
Expenditure for segment assets	$9,527	$426	$759	$10,712
Segment assets(4)	$1,239,898	$133,030	$614,202	$1,987,130
(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include dividend income, and equity in net loss of affiliates.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.8 million at June 28, 2025 and $1.6 million at March 29, 2025, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of June 28, 2025 was estimated to be $246.5 million. Losses incurred on homes repurchased were immaterial during the three months ended June 28, 2025 and June 29, 2024.

At June 28, 2025, the Company was contingently obligated for $27.5 million under letters of credit, consisting of $12.7 million to support long-term debt, $14.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $17.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. The Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company reassessed the total expected costs in the fourth quarter of fiscal 2025 which resulted in no change to the low end of the range of potential losses and reduction in the high end of the range of potential losses to $77.5 million. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability, net of $1.2 million of remediation payments made through the first quarter of fiscal 2026, is included in other current liabilities in the accompanying Consolidated Balance Sheets.

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

15. Subsequent Event

On July 28, 2025, the Company entered into the Second Amended and Restated Credit Agreement with a syndicate of banks (the "Second Amended Credit Agreement"). The Second Amended Credit Agreement provides for a $200.0 million revolving credit facility (the “Revolving Credit Facility”), including a $45.0 million letter of credit sub-facility. Pursuant to Incremental Facility Amendments, and subject to certain provisions, the Company may also increase the amount of Revolving Commitments up to an additional $100.0 million. The Second Amended Credit Agreement amended and restated the Company’s existing $200.0 million revolving credit facility. The Revolving Credit Facility may be utilized for working capital, capital expenditures, permitted acquisitions, permitted restricted payments and other general corporate purposes. The Revolving Credit Facility matures on July 28, 2030, and has no scheduled amortization.

Item 2. MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Champion Homes, Inc.’s condensed consolidated financial statements and the related notes that appear in Item 1 of this Report.

Overview

Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 42 manufacturing facilities throughout the U.S. and four manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 82 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions, Expansions and Consolidations

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

In May 2025, the Company acquired Iseman Homes which operated 10 retail sales centers across the North Central U.S. This acquisition enhances the Company's ability to strengthen distribution from its nearby manufacturing facilities, furthering the Company’s commitment to integrated growth. In October 2023, the Company acquired Regional Homes, which operated three manufacturing facilities in Alabama and 44 retail sales centers across the Southeast U.S. Regional Homes' strong presence in large HUD markets expanded our captive retail and manufacturing distribution in that region.

In addition to those acquisitions, the Company is also focused on enhancing its U.S. manufacturing production capacity, as well as redeployment of capital and resources through strategic actions at specific plants. During the first quarter of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing plant and communicated a plan to cease operations at the Kelowna, British Columbia manufacturing plant. We believe these actions will ultimately lead to greater operating efficiency and profitability. The Company owns seven idle manufacturing facilities that could be used for further manufacturing capacity expansion in future periods.

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

The Company's acquisitions, investments and plant consolidation are part of a strategy to grow and diversify revenue with a focus on increasing the Company’s homebuilding presence in the U.S. as well as improving the results of operations through streamlining production of similar product categories. These acquisitions and investments are included in the Company's consolidated results for periods subsequent to their respective acquisition dates.

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

The Company saw a decrease in customer orders during the three months ended June 28, 2025 versus the same period last year. As a result of the decreased orders, combined with higher production rates versus the prior year, the Company's manufacturing backlog decreased to $302.5 million as of June 28, 2025 compared to $404.8 million as of June 29, 2024.

For the three months ended June 28, 2025, approximately 85.1% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 27,676 and 27,024 units during the three months ended May 31, 2025 and 2024, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.5% and 21.3%, for the three months ended May 31, 2025 and 2024, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 11% of all U.S. single family home starts. Our market share in the U.S total housing market was approximately 2.7% and 2.5% for the three months ended June 28, 2025 and June 29, 2024, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL 2026 VS. 2025

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024
Income Statements Data:
Net sales	$701,318	$627,779
Cost of sales	511,488	463,564
Gross profit	189,830	164,215
Selling, general, and administrative expenses	111,309	108,827
Operating income	78,521	55,388
Interest (income), net	(4,536)	(4,249)
Other (income)	(1,220)	(1,219)
Income before income taxes	84,277	60,856
Income tax expense	17,699	13,719
Net income before equity in net income of affiliates	66,578	47,137
Equity in net loss of affiliates	585	1,343
Net income	$65,993	$45,794
Net income attributable to non-controlling interest	1,306	—
Net income attributable to Champion Homes, Inc.	$64,687	$45,794

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$64,687	$45,794
Income tax expense	17,699	13,719
Interest (income), net	(4,536)	(4,249)
Depreciation and amortization	11,902	10,612
Equity in net loss of ECN	459	1,179
Change in fair value of contingent consideration	—	7,912
Plant closure costs	3,252	—
Transaction costs	714	—
Adjusted EBITDA	$94,177	$74,967
As a percent of net sales:
Gross profit	27.1%	26.2%
Selling, general, and administrative expenses	15.9%	17.3%
Operating income	11.2%	8.8%
Net income attributable to Champion Homes, Inc.	9.2%	7.3%
Adjusted EBITDA	13.4%	11.9%

NET SALES

The following table summarizes net sales for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$701,318	$627,779	$73,539	11.7%
U.S. manufacturing and retail net sales	$661,931	$599,533	$62,398	10.4%
U.S. homes sold	6,965	6,538	427	6.5%
U.S. manufacturing and retail average home selling price	$95.0	$91.7	3.3	3.6%
Canadian manufacturing net sales	$30,120	$20,799	$9,321	44.8%
Canadian homes sold	250	167	83	49.7%
Canadian manufacturing average home selling price	$120.5	$124.5	$(4.1)	(3.3%)
Corporate/Other net sales	$9,267	$7,447	$1,820	24.4%
U.S. manufacturing facilities in operation at end of period	42	43
U.S. retail sales centers in operation at end of period	82	72
Canadian manufacturing facilities in operation at end of period	4	5

Net sales for the three months ended June 28, 2025 were $701.3 million, an increase of $73.5 million, or 11.7%, compared to the three months ended June 29, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $62.4 million, or 10.4%, for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase was due to a 6.5% increase in new homes sold and a 3.6% increase in the average selling price per new home. The increase in the number of homes sold was due to higher production volumes compared to the prior year. The increase in average selling price was due to a shift in mix to more multi-wide units and increased pricing at our company-owned retail sales centers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $9.3 million, or 44.8% for the three months ended June 28, 2025 compared to the same period in the prior fiscal year, primarily due to a 49.7% increase in homes sold partially offset by a 3.3% decrease in average home selling price. The increase in homes sold was due to higher demand in certain markets. The decrease in average selling price was due to product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.7 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended June 28, 2025 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. For the three months ended June 28, 2025, net sales increased $1.8 million, or 24.4%, primarily attributable to revenue generated from Champion Financing, partially offset by lower recreational vehicle shipments from the Company's transportation business.

GROSS PROFIT

The following table summarizes gross profit for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$174,403	$154,341	$20,062	13.0%
Canadian Factory-built Housing	8,274	5,352	2,922	54.6%
Corporate/Other	7,153	4,522	2,631	58.2%
Total gross profit	$189,830	$164,215	$25,615	15.6%
Gross profit as a percent of net sales	27.1%	26.2%

Gross profit as a percent of sales during the three months ended June 28, 2025 was 27.1% compared to 26.2% during the three months ended June 29, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $20.1 million, or 13.0%, during the three months ended June 28, 2025 compared to the same period in the prior fiscal year. Gross profit was 26.3% as a percent of segment net sales for the three months ended June 28, 2025 compared to 25.7% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment net sales is being driven by higher average selling prices on new homes sold through our Company-owned retail sales centers and the reduction in the impact to the carrying value of inventory from purchase accounting as a result of the acquisition of Regional Homes in October 2023.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $2.9 million, or 54.6%, during the three months ended June 28, 2025 compared to the same period in the prior fiscal year. The increase in gross profit is primarily due to higher sales volumes. Gross profit as a percent of net sales was 27.5% for the three months ended June 28, 2025, compared to 25.7% in the same period of the prior year, primarily due to more absorption of fixed costs due to higher sales volumes.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $2.6 million, or 58.2%, during the three months ended June 28, 2025 compared to the same period of the prior fiscal year due primarily to the inclusion of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$86,583	$85,334	$1,249	1.5%
Canadian Factory-built Housing	5,726	2,910	2,816	96.8%
Corporate/Other	19,000	20,583	(1,583)	(7.7%)
Total selling, general, and administrative expenses	$111,309	$108,827	$2,482	2.3%
Selling, general, and administrative expense as a percent of net sales	15.9%	17.3%

Selling, general, and administrative expenses were $111.3 million for the three months ended June 28, 2025, an increase of $2.5 million, or 2.3%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $1.2 million, or 1.5%, during the three months ended June 28, 2025 as compared to the same period in the prior fiscal year. SG&A, as a percent of segment net sales decreased to 13.1% for the three months ended June 28, 2025 compared to 14.2% during the comparable period of the prior fiscal year. The increase in SG&A was due to higher incentive compensation, the acquisition of Iseman Homes and $1.0 million of costs associated with the idling of the Bartow, Florida plant, partially offset by a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes which did not recur in the current period. The decrease in SG&A as a percent of segment sales was a result of higher sales volumes.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $2.8 million, or 96.8%, for the three months ended June 28, 2025 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 19.0% for the three months ended June 28, 2025 compared to 14.0% during the comparable period of the prior fiscal year due to costs associated with the announced Kelowna plant closure of $2.9 million.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $1.6 million, or 7.7%, during the three months ended June 28, 2025 as compared to the same period of the prior fiscal year. The decrease was primarily due to lower IT related costs and lower foreign currency transaction losses, partially offset by higher professional fees related to the acquisition of Iseman Homes.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Interest expense	$1,497	$2,197	$(700)	(31.9%)
Less: interest income	(6,033)	(6,446)	413	(6.4%)
Interest (income), net	$(4,536)	$(4,249)	$(287)	6.8%
Average outstanding floor plan payable	$104,888	$92,072
Average outstanding long-term debt	$24,439	$24,677
Average cash balance	$607,833	$521,998

Interest income, net was $4.5 million for the three months ended June 28, 2025, compared to $4.2 million in the same period of the prior fiscal year. The change was primarily due to lower interest rates on invested cash balances and floor plan payables.

OTHER (INCOME) EXPENSE

The following table summarizes other expense for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Other (income)	$(1,220)	$(1,219)	$(1)	0.1%

Other income for each of the three months ended June 28, 2025 and June 29, 2024 represents dividend income of $1.2 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Income tax expense	$17,699	$13,719	$3,980	29.0%
Effective tax rate	21.0%	22.5%

Income tax expense for the three months ended June 28, 2025 was $17.7 million, representing an effective tax rate of 21.0%, compared to income tax expense of $13.7 million, representing an effective tax rate of 22.5% for the three months ended June 29, 2024.

The Company’s effective tax rate for each of the three months ended June 28, 2025 and June 29, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET INCOME OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Equity in net loss of affiliates	$585	$1,343	$(758)	(56.4%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $0.6 million for the three months ended June 28, 2025 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other unconsolidated equity method investments of $0.1 million. Equity in net loss of affiliates of $1.3 million for the three months ended June 29, 2024 represents a loss on the equity method investment in ECN of $1.2 million and net losses from other equity method investments of $0.1 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$1,306	$—	$1,306	100.0%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$64,687	$45,794	$18,893	41.3%
Income tax expense	17,699	13,719	3,980	29.0%
Interest income, net	(4,536)	(4,249)	(287)	0.07
Depreciation and amortization	11,902	10,612	1,290	0.12
Equity in net loss of ECN	459	1,179	(720)	(0.61)
Change in fair value of contingent consideration	—	7,912	(7,912)	*
Plant closure costs	3,252	—	3,252	*
Transaction costs	714	—	714	*
Adjusted EBITDA	$94,177	$74,967	$19,210	25.6%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended June 28, 2025 was $94.2 million, an increase of $19.2 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at June 28, 2025 totaled $302.5 million compared to $404.8 million at June 29, 2024. The decrease in backlog is a function of lower orders and higher production rates during the first quarter of fiscal 2026 compared to the same period in the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 28, 2025 and June 29, 2024:

	Three months ended
(Dollars in thousands)	June 28, 2025	June 29, 2024
Net cash provided by (used in):
Operating activities	$75,302	$84,616
Investing activities	(33,864)	(9,082)
Financing activities	(51,864)	(20,604)
Effect of exchange rate changes on cash, cash equivalents	5,415	(1,060)
Net (decrease) increase in cash and cash equivalents	(5,011)	53,870
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$605,327	$548,933

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company has an Amended Credit Agreement which provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At June 28, 2025, $172.5 million was available for borrowing under the Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $75.3 million for the three months ended June 28, 2025 compared to $84.6 million for the three months ended June 29, 2024. The decrease was primarily driven by less favorable changes in working capital items during the first three months of fiscal 2025 as compared to the same period of the prior year, partially offset by higher operating income before non-cash charges.

Cash used in investing activities was $33.9 million for the three months ended June 28, 2025 compared to $9.1 million for the three months ended June 29, 2024. The increase in cash used in investing activities was related to net cash used to acquire Iseman Homes in the first quarter of fiscal 2026.

Cash used in financing activities was $51.9 million for the three months ended June 28, 2025 compared to $20.6 million for the three months ended June 29, 2024. The change between periods was primarily a result of repurchases of the Company's common stock which totaled $50.0 million in first quarter fiscal 2026 compared to $20.0 million in the first quarter of fiscal 2025.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2025 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2025 Annual Report, other than those included in Note 1, "Basis of Presentation".

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
•
the risks relating to the material weakness, including remediation actions, we previously identified in our internal control over financial reporting;
•
the possibility that our risk management practices may leave us exposed to unidentified or unanticipated risks;
•
the potential disruption to our business caused by public health issues, such as an epidemic or pandemic, and resulting government actions; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2025 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2025 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since March 29, 2025.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at June 28, 2025. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 28, 2025, due to a material weakness in internal control over financial reporting described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A "Controls and Procedures" of our fiscal 2025 Annual Report, management identified a material weakness in internal controls related to ineffective operation of controls in the retail operations of Regional Homes, which the Company acquired in October 2023. This material weakness resulted from insufficiently documented manual controls over the recording of transactions, and the lack of analysis and review related to financial statement accounts. As a result of the material weakness there was a reasonable possibility that the ineffective operating controls could have resulted in a material misstatement in the Company’s consolidated financial statements that would not be detected.

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

Changes in internal control over financial reporting

Except for the material weakness and remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the first quarter of fiscal 2026 we completed the acquisition of Iseman Homes and are currently integrating Iseman Homes into our operations, compliance programs and internal control processes. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Iseman Homes from our assessment of the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2024, Champion Homes, Inc.’s Board of Directors initiated a share repurchase program for up to $100.0 million of the Company’s common stock. The Company has been repurchasing shares since initiation and the Board of Directors has continued to refresh the amount of authorized shares repurchases. During the first quarter of fiscal 2026, the Board of Directors increased the amount of authorization by $70.0 million. In addition, on July 24, 2025, the Board of Directors approved an increase to this share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended June 28, 2025 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
5/4/2025 - 5/31/2025	100,187	$65.69	100,187
6/1/2025 - 6/28/2025	671,601	$64.63	671,601
	771,788		771,788	$100,000

Item 5. OTHER INFORMATION

During the three months ended June 28, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	August 6, 2025
Tim Larson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	August 6, 2025
Laurie Hough	(Principal Financial Officer)