Form 10-Q
period 2025-09-27
Champion Homes, Inc.
filed 2025-11-05
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

Number of shares of common stock outstanding as of October 31, 2025: 55,858,285

CHAMPION HOMES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 27, 2025	March 29, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$618,740	$610,338
Trade accounts receivable, net	94,114	84,103
Inventories, net	352,210	360,629
Other current assets	47,367	31,428
Total current assets	1,112,431	1,086,498
Long-term assets:
Property, plant, and equipment, net	313,974	307,140
Goodwill	363,616	357,973
Amortizable intangible assets, net	61,715	64,712
Deferred tax assets	18,454	37,998
Other noncurrent assets	250,615	256,087
Total assets	$2,120,805	$2,110,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$98,927	$106,091
Accounts payable	63,160	65,136
Other current liabilities	266,443	280,081
Total current liabilities	428,530	451,308
Long-term liabilities:
Long-term debt	24,045	24,773
Deferred tax liabilities	7,864	7,350
Other liabilities	79,106	82,539
Total long-term liabilities	111,015	114,662

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 55,845 and 57,109 shares issued as of September 27, 2025 and March 29, 2025, respectively	1,549	1,584
Additional paid-in capital	600,970	586,941
Retained earnings	995,728	975,981
Accumulated other comprehensive loss	(16,987)	(20,068)
Total stockholders’ equity	1,581,260	1,544,438
Total liabilities and stockholders’ equity	$2,120,805	$2,110,408

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$684,429	$616,877	$1,385,747	$1,244,656
Cost of sales	496,497	450,544	1,007,985	914,108
Gross profit	187,932	166,333	377,762	330,548
Selling, general, and administrative expenses	113,117	99,655	224,426	208,482
Operating income	74,815	66,678	153,336	122,066
Interest (income), net	(4,034)	(4,737)	(8,570)	(8,986)
Other expense (income)	79	14	(1,141)	(1,205)
Income before income taxes	78,770	71,401	163,047	132,257
Income tax expense	18,551	15,392	36,250	29,111
Net income before equity in net loss of affiliates	60,219	56,009	126,797	103,146
Equity in net loss of affiliates	125	691	710	2,034
Net income	60,094	55,318	126,087	101,112
Net income attributable to non-controlling interest	1,895	584	3,201	584
Net income attributable to Champion Homes, Inc.	$58,199	$54,734	$122,886	$100,528
Net income attributable to Champion Homes, Inc. per share:
Basic	$1.03	$0.95	$2.17	$1.74
Diluted	$1.03	$0.94	$2.15	$1.73

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$60,094	$55,318	$126,087	$101,112
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,408)	1,624	3,081	494
Total other comprehensive (loss) income	(2,408)	1,624	3,081	494
Total comprehensive income before non-controlling interests	57,686	56,942	129,168	101,606
Comprehensive income attributable to non-controlling interests	1,895	584	3,201	584
Comprehensive income attributable to Champion Homes, Inc.	$55,791	$56,358	$125,967	$101,022

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	September 27, 2025	September 28, 2024

Cash flows from operating activities
Net income	$126,087	$101,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,560	20,123
Amortization of deferred financing fees	231	187
Equity-based compensation	10,483	11,213
Deferred taxes	18,332	(596)
(Gain) loss on disposal of property, plant, and equipment	(2,621)	57
Foreign currency transaction (gain)	(399)	(70)
Equity in net loss of affiliates	710	2,034
Dividends from equity method investment	480	766
Change in fair value of contingent consideration	—	7,912
Change in assets and liabilities:
Accounts receivable	(9,489)	(10,051)
Floor plan receivables	(2,930)	(15,155)
Inventories	25,718	(6,759)
Other assets	(11,434)	(330)
Accounts payable	(1,750)	13,895
Accrued expenses and other liabilities	(25,800)	20,104
Net cash provided by operating activities	151,178	144,442
Cash flows from investing activities
Additions to property, plant, and equipment	(17,817)	(24,827)
Cash paid for equity method investment	(447)	—
Proceeds from floor plan loans	—	2,136
Acquisition, net of cash acquired	(24,636)	—
Proceeds from disposal of property, plant, and equipment	5,105	138
Net cash (used in) investing activities	(37,795)	(22,553)
Cash flows from financing activities
Changes in floor plan financing, net	(7,310)	(5,308)
Payments on long term debt	(769)	(11)
Payments of deferred financing fees	(1,014)	—
Payments for repurchase of common stock	(100,000)	(40,000)
Stock option exercises	3,550	272
Tax payments for equity-based compensation	(2,344)	(2,273)
Net cash (used in) financing activities	(107,887)	(47,320)
Effect of exchange rate changes on cash and cash equivalents	2,906	599
Net increase in cash and cash equivalents	8,402	75,168
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$618,740	$570,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended September 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at June 28, 2025	56,511	$1,567	$595,464	$988,025	$(14,579)	$—	$1,570,477
Net income	—	—	—	58,199	—	1,895	60,094
Equity-based compensation	—	—	5,505	—	—	—	5,505
Net common stock issued under equity-based compensation plans	10	—	1	(21)	—	—	(20)
Common stock repurchases	(676)	(18)	—	(50,475)	—	—	(50,493)
Distributions to non-controlling interest	—	—	—	—	—	(1,895)	(1,895)
Foreign currency translation adjustments	—	—	—	—	(2,408)	—	(2,408)
Balance at September 27, 2025	55,845	$1,549	$600,970	$995,728	$(16,987)	$—	$1,581,260

	Six months ended September 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 29, 2025	57,109	$1,584	$586,941	$975,981	$(20,068)	$—	$1,544,438
Net income	—	—	—	122,886	—	3,201	126,087
Equity-based compensation	—	—	10,483	—	—	—	10,483
Net common stock issued under equity-based compensation plans	183	5	3,546	(2,344)	—	—	1,207
Common stock repurchases	(1,447)	(40)	—	(100,795)	—	—	(100,835)
Distributions to non-controlling interest	—	—	—	—	—	(3,201)	(3,201)
Foreign currency translation adjustments	—	—	—	—	3,081	—	3,081
Balance at September 27, 2025	55,845	$1,549	$600,970	$995,728	$(16,987)	$—	$1,581,260

	Three months ended September 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at June 29, 2024	57,579	$1,598	$574,365	$889,837	$(15,053)	$—	$1,450,747
Net income	—	—	—	54,734	—	584	55,318
Equity-based compensation	—	—	5,123	—	—	—	5,123
Net common stock issued under equity-based compensation plans	19	—	197	(28)	—	—	169
Common stock repurchases	(214)	(6)	—	(20,135)	—	—	(20,141)
Distributions to non-controlling interest	—	—	—	—	—	(584)	(584)
Foreign currency translation adjustments	—	—	—	—	1,624	—	1,624
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256

	Six months ended September 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$—	$1,422,370
Net income	—	—	—	100,528	—	584	101,112
Equity-based compensation	—	—	11,213	—	—	—	11,213
Net common stock issued under equity-based compensation plans	75	2	269	(2,270)	—	—	(1,999)
Common stock repurchases	(506)	(15)	—	(40,335)	—	—	(40,350)
Distributions to non-controlling interest	—	—	—	—	—	(584)	(584)
Foreign currency translation adjustments	—	—	—	—	494	—	494
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At September 27, 2025, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 82 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2026,” will end on March 28, 2026 and will include 52 weeks. References to “fiscal 2025” refer to the Company’s fiscal year ended March 29, 2025. The three and six months ended September 27, 2025 and September 28, 2024 each included 13 weeks and 26 weeks, respectively.

During the first half of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing facility and ceased production and exited the lease of the manufacturing facility in Kelowna, British Columbia. The Company incurred plant closure costs of $2.6 million and $6.5 million related to these activities for the three and six months ended September 27, 2025, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $3.0 million and $1.3 million at September 27, 2025 and March 29, 2025, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad"), a related party, to certain independent retailers for purchases of homes manufactured by the Company, of which $41.0 million and $38.1 million was outstanding at September 27, 2025 and March 29, 2025, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of September 27, 2025 or March 29, 2025. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At September 27, 2025, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was seven months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended September 27, 2025 and September 28, 2024 was $0.8 million and $0.6 million, respectively. Interest income from floor plan receivables for the six months ended September 27, 2025 and September 28, 2024 was $1.5 million and $1.1 million, respectively.

Recently issued accounting pronouncements: In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software", which amends certain aspects of the accounting for the recognition and disclosure of capitalized software costs under ASC 350-40. The update will be effective for annual periods beginning after December 15, 2027 (fiscal 2029). We are assessing the effect of this update on our consolidated financial statements.

2. Business Combinations

Iseman Homes, Inc. Acquisition

On May 30, 2025, the Company acquired all of the outstanding equity interests in Iseman Homes, Inc. ("Iseman Homes") for total purchase consideration of $26.8 million, net of working capital adjustments. The purchase consideration consisted of net cash paid of $24.6 million, contingent consideration with an estimated fair value of $0.2 million, and remaining consideration payable of $2.0 million, payable twelve months after the closing date. The contingent consideration is related to an earnout provision in the event future performance metrics are achieved, with a maximum earnout amount of $1.5 million. The liabilities for the earnout and remaining consideration payable are recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following table presents the consideration transferred and the preliminary purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	$24,636
Consideration payable	2,000
Estimated earn out consideration	210
Total consideration	$26,846
Preliminary purchase price allocations:
Trade accounts receivable	470
Inventories	16,926
Other current assets	315
Property, plant, and equipment, net	9,560
Amortizable intangible assets, net	2,900
Accounts payable	(622)
Other current liabilities	(8,346)
Identifiable net assets acquired	21,203
Goodwill	5,643
Total purchase price	$26,846

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 27, 2025	March 29, 2025
Raw materials	$108,971	$110,755
Work in process	36,775	31,079
Finished goods and other	206,464	218,795
Total inventories, net	$352,210	$360,629

At September 27, 2025 and March 29, 2025, reserves for obsolete inventory were $11.0 million and $11.1 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 27, 2025 and September 28, 2024 was $8.7 million and $6.5 million, respectively. Depreciation expense for the six months ended September 27, 2025 and September 28, 2024 was $17.7 million and $14.2 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 27, 2025	March 29, 2025
Land and improvements	$85,871	$78,936
Buildings and improvements	207,046	197,491
Machinery and equipment	174,640	172,208
Construction in progress	17,828	14,457
Property, plant, and equipment, at cost	485,385	463,092
Less: accumulated depreciation	(171,411)	(155,952)
Property, plant, and equipment, net	$313,974	$307,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 27, 2025 and March 29, 2025, the Company had goodwill of $363.6 million and $358.0 million, respectively. The change in goodwill balance is due to the acquisition of Iseman Homes. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At September 27, 2025, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 27, 2025			March 29, 2025
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,762	$49,234	$131,996	$82,634	$46,284	$128,918
Accumulated amortization	(50,705)	(19,576)	(70,281)	(46,913)	(17,293)	(64,206)
Amortizable intangibles, net	$32,057	$29,658	$61,715	$35,721	$28,991	$64,712

During each of the three months ended September 27, 2025 and September 28, 2024, amortization of intangible assets was $3.0 million.

During each of the six months ended September 27, 2025 and September 28, 2024, amortization of intangible assets was $5.9 million.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At September 27, 2025 and March 29, 2025, the Company had capitalized cloud computing costs, net of amortization of $21.4 million and $23.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for the three months ended September 27, 2025 and September 28, 2024 was $1.0 million and $0.5 million, respectively. Amortization of capitalized cloud computing costs for the six months ended September 27, 2025 and September 28, 2024 was $2.0 million and $0.7 million, respectively.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the three and six months ended September 27, 2025, the Company's share of ECN's net losses was $0.1 million and $0.5 million, respectively. For the three months ended September 28, 2024, the Company's share of ECN's earnings was $0.7 million. For the six months ended September 28, 2024, the Company's share of ECN's losses were $0.5 million. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At September 27, 2025 and March 29, 2025, the investment in the common stock of ECN totaled $69.2 million and $70.2 million, respectively, and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at September 27, 2025 was approximately $71.3 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At September 27, 2025 and March 29, 2025, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For each of the six months ended September 27, 2025 and September 28, 2024, the Company reflected dividend income from the investment in the Preferred Shares of $1.2 million in other income on the accompanying Condensed Consolidated Income Statements. There was no dividend income from the ECN Preferred Shares for either of the three months ended September 27, 2025 or September 28, 2024.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for either of the three and six months ended September 27, 2025 or September 28, 2024. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At September 27, 2025 and March 29, 2025, the Company had floor plan payables due to Triad of $23.6 million and $35.0 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At September 27, 2025, the Company had repurchase commitments of $110.7 million on independent retailer floor plan loans outstanding with Triad. See Note 14, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 27, 2025	March 29, 2025
Customer deposits	$72,296	$82,886
Accrued volume rebates	29,123	26,227
Accrued warranty obligations	39,116	40,523
Accrued compensation and payroll taxes	47,353	52,644
Accrued insurance	16,021	15,825
Accrued product liability - water intrusion	32,493	34,094
Other	30,041	27,882
Total other current liabilities	$266,443	$280,081

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Balance at beginning of period	$53,263	$54,111	$53,155	$50,869
Warranty expense	18,274	18,131	36,440	36,819
Cash warranty payments	(19,789)	(16,554)	(37,847)	(32,000)
Balance at end of period	51,748	55,688	51,748	55,688
Less: noncurrent portion in other long-term liabilities	(12,632)	(11,693)	(12,632)	(11,693)
Total current portion	$39,116	$43,995	$39,116	$43,995

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 27, 2025	March 29, 2025
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,265	4,993
Total long-term debt	$24,045	$24,773

On July 28, 2025, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of banks that provides for a revolving credit facility of up to $200.0 million, including a $45.0 million letter of credit sub-facility ("Second Amended Credit Agreement"). The Second Amended Credit Agreement replaced the Company's previously existing Amended and Restated Credit Agreement dated July 7, 2021 (as amended by Amendment No.1 to Amended and Restated Credit Agreement, dated as of May 18, 2023). The Second Amended Credit Agreement allows the Company to draw down, repay and re-draw loans on the available funds during the term, subject to certain terms and conditions, matures in July 2030, and has no scheduled amortization.

The interest rate on borrowings under the Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). At September 27, 2025, the interest rate under the Second Amended Credit Agreement was 5.29% and letters of credit issued under the Amended Credit Agreement totaled $27.5 million. Available borrowing capacity under the Second Amended Credit Agreement as of September 27, 2025 was $172.5 million.

The Second Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of September 27, 2025.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 27, 2025, including related costs and fees, was 4.45%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Company has notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at September 27, 2025 was 5.42%. The notes are secured by certain assets of the Company. In addition, the Company has a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Floor Plan Payables

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At September 27, 2025 and March 29, 2025, the Company had outstanding borrowings on floor plan financing agreements of $98.9 million and $106.1 million, respectively. Total credit line capacity provided under the agreements was $253.0 million as of September 27, 2025. The weighted average interest rate on floor plan payables was 6.85% at September 27, 2025. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$393,511	$26,118	$—	$419,629
Retail	255,545	—	—	255,545
Transportation/Other	—	—	9,255	9,255
Total	$649,056	$26,118	$9,255	$684,429

	Six months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$818,488	$56,238	$—	$874,726
Retail	492,499	—	—	492,499
Transportation/Other	—	—	18,522	18,522
Total	$1,310,987	$56,238	$18,522	$1,385,747

	Three months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$378,506	$22,234	$—	$400,740
Retail	208,621	—	—	208,621
Transportation	—	—	7,516	7,516
Total	$587,127	$22,234	$7,516	$616,877

	Six months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing	$758,800	$43,033	$—	$801,833
Retail	427,860	—	—	427,860
Transportation	—	—	14,963	14,963
Total	$1,186,660	$43,033	$14,963	$1,244,656

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended September 27, 2025 and September 28, 2024, the Company recorded $18.6 million and $15.4 million of income tax expense and had an effective tax rate of 23.6% and 21.6%, respectively. For the six months ended September 27, 2025 and September 28, 2024, the Company recorded $36.3 million and $29.1 million of income tax expense and had an effective tax rate of 22.2% and 22.0% respectively.

The Company’s effective tax rate for the three and six months ended September 27, 2025 and September 28, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. OBBBA changed many aspects of U.S. corporate income taxation including accelerated bonus depreciation, research and experimentation expense deduction, and terminating the energy efficient home tax credit. OBBBA contains multiple effective dates and only certain aspects will have a financial reporting implication for the fiscal year ending March 28, 2026. The Company has reflected the current fiscal year to date effects of OBBBA as a change to income taxes payable with an offset to deferred tax assets in the accompanying Condensed Consolidated Balance Sheet.

At September 27, 2025, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income attributable to Champion Homes, Inc.	$58,199	$54,734	$122,886	$100,528
Denominator:
Basic weighted-average shares outstanding	56,352	57,648	56,729	57,757
Dilutive securities	319	537	330	492
Diluted weighted-average shares outstanding	56,671	58,185	57,059	58,249

Basic net income per share	$1.03	$0.95	$2.17	$1.74
Diluted net income per share	$1.03	$0.94	$2.15	$1.73

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Beginning in fiscal 2025, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". Selected financial information by reportable segment was as follows:

	Three months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$649,056	$26,118	$9,255	$684,429
Cost of sales(1)	(469,627)	(18,252)	(1,537)
Selling, general, and administrative expenses(2)	(79,511)	(5,126)	(23,902)
Other items(3)	—	—	(2,100)
Segment EBITDA	$99,918	$2,740	$(18,284)

U.S. Factory-built Housing EBITDA				$99,918
Canadian Factory-built Housing EBITDA				2,740
Corporate/Other EBITDA				(18,284)
Depreciation and amortization				(11,658)
Interest income, net				4,034
Equity in net loss of affiliate				125
Net income attributable to non-controlling interest				1,895
Income before income taxes				$78,770
Depreciation	$8,038	$467	$161	$8,666
Amortization	$2,992	$—	$—	$2,992
Expenditure for segment assets	$8,258	$139	$519	$8,916
Segment assets(4)	$1,298,899	$145,829	$676,077	$2,120,805

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include equity in net loss of affiliates and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Six months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,310,987	$56,238	$18,522	$1,385,747
Cost of sales(1)	(950,096)	(39,669)	(3,651)
Selling, general, and administrative expenses(2)	(161,873)	(10,821)	(42,740)
Other items(3)	—	—	(2,771)
Segment EBITDA	$199,018	$5,748	$(30,640)

U.S. Factory-built Housing EBITDA				$199,018
Canadian Factory-built Housing EBITDA				5,748
Corporate/Other EBITDA				(30,640)
Depreciation and amortization				(23,560)
Interest income, net				8,570
Equity in net loss of affiliate				710
Net income attributable to non-controlling interest				3,201
Income before income taxes				$163,047
Depreciation	$16,413	$927	$323	$17,663
Amortization	$5,897	$—	$—	$5,897
Expenditure for segment assets	$16,435	$493	$889	$17,817
Segment assets(4)	$1,298,899	$145,829	$676,077	$2,120,805

(1)
Cost of sales is presented net of depreciation expense.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

	Three months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$587,127	$22,234	$7,516	$616,877
Cost of sales(1)	(425,490)	(16,981)	(2,339)
Selling, general, and administrative expenses(2)	(73,189)	(2,274)	(20,416)
Other items(3)	—	—	(1,288)
Segment EBITDA	$88,448	$2,979	$(16,527)

U.S. Factory-built Housing EBITDA				$88,448
Canadian Factory-built Housing EBITDA				2,979
Corporate/Other EBITDA				(16,527)
Depreciation and amortization				(9,511)
Interest income, net				4,737
Equity in net loss of affiliate				691
Net income attributable to non-controlling interest				584
Income before income taxes				$71,401
Depreciation	$5,943	$448	$152	$6,543
Amortization	$2,968	$—	$—	$2,968
Expenditure for segment assets	$12,465	$448	$1,202	$14,115
Segment assets(4)	$1,251,635	$137,703	$638,334	$2,027,672

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include equity in net loss of affiliate and non-controlling interest.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Six months ended September 28, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,186,660	$43,033	$14,963	$1,244,656
Cost of sales(1)	(864,511)	(32,020)	(5,264)
Selling, general, and administrative expenses(2)	(154,680)	(5,155)	(40,839)
Other items(3)	—	—	(1,411)
Segment EBITDA	$167,469	$5,858	$(32,551)

U.S. Factory-built Housing EBITDA				$167,469
Canadian Factory-built Housing EBITDA				5,858
Corporate/Other EBITDA				(32,551)
Depreciation and amortization				(20,123)
Interest income, net				8,986
Equity in net loss of affiliate				2,034
Net income attributable to non-controlling interest				584
Income before income taxes				$132,257
Depreciation	$13,048	$885	$312	$14,245
Amortization	$5,878	$—	$—	$5,878
Expenditure for segment assets	$21,992	$874	$1,961	$24,827
Segment assets(4)	$1,251,635	$137,703	$638,334	$2,027,672

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

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.7 million at September 27, 2025 and $1.6 million at March 29, 2025, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of September 27, 2025 was estimated to be $239.5 million. Losses incurred on homes repurchased were immaterial during the three and six months ended September 27, 2025 and September 28, 2024.

At September 27, 2025, the Company was contingently obligated for $27.5 million under letters of credit, consisting of $12.7 million to support long-term debt, $14.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $17.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. The Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company reassessed the total expected costs in the fourth quarter of fiscal 2025 which resulted in no change to the low end of the range of potential losses and reduction in the high end of the range of potential losses to $77.5 million. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. The liability, net of $2.0 million of remediation payments made through the first half of fiscal 2026, is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Based on the Company's investigation into the cause of the water intrusion, including third-party testing of the material at issue, the Company believes it is possible that it will recover some of the estimated remediation costs. The Company will attempt to recover those costs from the manufacturer of the material, the distributor of the material, their related insurance providers or from the Company's insurance providers. However, the Company is unable to record an offset for any estimated costs at this time in accordance with U.S. GAAP.

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

In addition to those acquisitions, the Company is also focused on enhancing its U.S. manufacturing production capacity, as well as redeployment of capital and resources through strategic actions at specific plants. During the first half of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing plant and ceased operations at the Kelowna, British Columbia manufacturing plant. The Company believes those actions will ultimately lead to greater operating efficiency and profitability. In addition, the Company sold a previously idled manufacturing facility during the second quarter of fiscal 2026. The Company continues to own six idle manufacturing facilities that could be used for further manufacturing capacity expansion in future periods.

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

The Company saw a decrease in customer orders during the six months ended September 27, 2025 versus the same period last year. As a result of the decreased orders, combined with higher production rates versus the prior year, the Company's manufacturing backlog decreased to $313.2 million as of September 27, 2025 compared to $427.5 million as of September 28, 2024.

For the six months ended September 27, 2025, approximately 87.3% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 44,567 and 44,278 units during the five months ended August 31, 2025 and 2024, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.6% and 21.9%, for the five months ended August 31, 2025 and 2024, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts. Our market share in the U.S total housing market was approximately 2.6% and 2.4% for the six months ended September 27, 2025 and September 28, 2024, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF FISCAL 2026 VS. 2025

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024
Income Statements Data:
Net sales	$684,429	$616,877
Cost of sales	496,497	450,544
Gross profit	187,932	166,333
Selling, general, and administrative expenses	113,117	99,655
Operating income	74,815	66,678
Interest (income), net	(4,034)	(4,737)
Other expense	79	14
Income before income taxes	78,770	71,401
Income tax expense	18,551	15,392
Net income before equity in net income of affiliates	60,219	56,009
Equity in net loss of affiliates	125	691
Net income	$60,094	$55,318
Net income attributable to non-controlling interest	1,895	584
Net income attributable to Champion Homes, Inc.	$58,199	$54,734

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$58,199	$54,734
Income tax expense	18,551	15,392
Interest (income), net	(4,034)	(4,737)
Depreciation and amortization	11,658	9,511
Equity in net loss (income) of ECN	48	(658)
Plant closure costs	2,580	—
Gain on sale of idle facility	(3,650)	—
Adjusted EBITDA	$83,352	$74,242
As a percent of net sales:
Gross profit	27.5%	27.0%
Selling, general, and administrative expenses	16.5%	16.2%
Operating income	10.9%	10.8%
Net income attributable to Champion Homes, Inc.	8.5%	8.9%
Adjusted EBITDA	12.2%	12.0%

NET SALES

The following table summarizes net sales for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$684,429	$616,877	$67,552	11.0%
U.S. manufacturing and retail net sales	$649,056	$587,127	$61,929	10.5%
U.S. homes sold	6,575	6,357	218	3.4%
U.S. manufacturing and retail average home selling price	$98.7	$92.4	$6.3	6.8%
Canadian manufacturing net sales	$26,118	$22,234	$3,884	17.5%
Canadian homes sold	196	179	17	9.5%
Canadian manufacturing average home selling price	$133.3	$124.2	$9.1	7.3%
Corporate/Other net sales	$9,255	$7,516	$1,739	23.1%
U.S. manufacturing facilities in operation at end of period	42	43
U.S. retail sales centers in operation at end of period	82	72
Canadian manufacturing facilities in operation at end of period	4	5

Net sales for the three months ended September 27, 2025 were $684.4 million, an increase of $67.6 million, or 11.0%, compared to the three months ended September 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $61.9 million, or 10.5%, for the three months ended September 27, 2025 compared to the three months ended September 28, 2024. The increase was due to a 3.4% increase in new homes sold and a 6.8% increase in the average selling price per new home. The increase in the number of homes sold was primarily due to the higher new home sales volumes at our Company-owned retail sales centers and the acquisition of Iseman homes. The increase in average selling price was primarily due to a shift in mix to more multi-wide units and increased pricing at our company-owned retail sales centers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $3.9 million, or 17.5% for the three months ended September 27, 2025 compared to the same period in the prior fiscal year, primarily due to a 9.5% increase in homes sold and a 7.3% increase in average home selling price. The increase in homes sold was due to higher demand in certain markets. The increase in average selling price was due to increased pricing and product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.1 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended September 27, 2025 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. For the three months ended September 27, 2025, net sales increased $1.7 million, or 23.1%, primarily attributable to increased revenue generated from Champion Financing, partially offset by lower recreational vehicle shipments from the Company's transportation business.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$172,754	$156,319	$16,435	10.5%
Canadian Factory-built Housing	7,461	4,837	2,624	54.2%
Corporate/Other	7,717	5,177	2,540	49.1%
Total gross profit	$187,932	$166,333	$21,599	13.0%
Gross profit as a percent of net sales	27.5%	27.0%

Gross profit as a percent of sales during the three months ended September 27, 2025 was 27.5% compared to 27.0% during the three months ended September 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $16.4 million, or 10.5%, during the three months ended September 27, 2025 compared to the same period in the prior fiscal year. Gross profit was 26.6% as a percent of segment net sales for each of the three months ended September 27, 2025 and September 28, 2024. The increase in gross profit is being driven by higher sales volumes and higher average selling prices on new homes sold through our Company-owned retail sales centers.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $2.6 million, or 54.2%, during the three months ended September 27, 2025 compared to the same period in the prior fiscal year. The increase in gross profit is primarily due to higher sales volumes. Gross profit as a percent of net sales was 28.6% for the three months ended September 27, 2025, compared to 21.8% in the same period of the prior year, primarily due to more absorption of fixed costs due to higher sales volumes and higher average selling prices.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $2.5 million, or 49.1%, during the three months ended September 27, 2025 compared to the same period of the prior fiscal year due primarily to increased operating activity at Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$83,865	$76,781	$7,084	9.2%
Canadian Factory-built Housing	5,189	2,306	2,883	125.0%
Corporate/Other	24,063	20,568	3,495	17.0%
Total selling, general, and administrative expenses	$113,117	$99,655	$13,462	13.5%
Selling, general, and administrative expense as a percent of net sales	16.5%	16.2%

Selling, general, and administrative expenses were $113.1 million for the three months ended September 27, 2025, an increase of $13.5 million, or 13.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $7.1 million, or 9.2%, during the three months ended September 27, 2025 as compared to the same period in the prior fiscal year. SG&A as a percent of segment net sales decreased to 12.9% for the three months ended September 27, 2025 compared to 13.1% during the comparable period of the prior fiscal year. The increase in SG&A was due to higher salaries and variable incentive compensation, which is generally based on sales volume or a measure of profitability, and the acquisition of Iseman Homes, partially offset by a $3.7 million gain on sale of an idle facility.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $2.9 million, or 125.0%, for the three months ended September 27, 2025 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 19.9% for the three months ended September 27, 2025 compared to 10.4% during the comparable period of the prior fiscal year primarily due to $2.4 million of costs associated with the previously announced Kelowna, BC plant closure.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $3.5 million, or 17.0%, during the three months ended September 27, 2025 as compared to the same period of the prior fiscal year. The increase was primarily due to higher professional fees and incentive compensation, partially offset by lower IT costs.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Interest expense	$1,940	$2,113	$(173)	(8.2%)
Less: interest income	(5,974)	(6,850)	876	(12.8%)
Interest (income), net	$(4,034)	$(4,737)	$703	(14.8%)
Average outstanding floor plan payable	$101,306	$89,418
Average outstanding long-term debt	$24,075	$24,687
Average cash balance	$612,034	$559,582

Interest income, net was $4.0 million for the three months ended September 27, 2025, compared to $4.7 million in the same period of the prior fiscal year. The change was primarily due to lower interest rates on invested cash balances and floor plan payables.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Income tax expense	$18,551	$15,392	$3,159	20.5%
Effective tax rate	23.6%	21.6%

Income tax expense for the three months ended September 27, 2025 was $18.6 million, representing an effective tax rate of 23.6%, compared to income tax expense of $15.4 million, representing an effective tax rate of 21.6% for the three months ended September 28, 2024. The effective tax rate for the three months ended September 27, 2025 was negatively impacted by a projected decrease in recognition of tax credits related to the sale of energy efficient homes as a result of OBBBA.

The Company’s effective tax rate for each of the three months ended September 27, 2025 and September 28, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Equity in net loss of affiliates	$125	$691	$(566)	(81.9%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $0.1 million for the three months ended September 27, 2025 represents losses on the equity method investment in ECN and other unconsolidated equity method investments. Equity in net loss of affiliates of $0.7 million for the three months ended September 28, 2024 represents a gain on the equity method investment in ECN of $0.7 million and net losses from other equity method investments of $1.4 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$1,895	$584	$1,311	224.5%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 27, 2025 and September 28, 2024:

	Three months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$58,199	$54,734	$3,465	6.3%
Income tax expense	18,551	15,392	3,159	20.5%
Interest income, net	(4,034)	(4,737)	703	(14.8%)
Depreciation and amortization	11,658	9,511	2,147	22.6%
Equity in net loss (income) of ECN	48	(658)	706	*
Plant closure costs	2,580	—	2,580	*
Gain on sale of idle facility	(3,650)	—	(3,650)	*
Adjusted EBITDA	$83,352	$74,242	$9,110	12.3%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 27, 2025 was $83.4 million, an increase of $9.1 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses.

UNAUDITED INCOME STATEMENTS FOR THE FIRST HALF OF FISCAL 2026 VS. 2025

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024
Income Statements Data:
Net sales	$1,385,747	$1,244,656
Cost of sales	1,007,985	914,108
Gross profit	377,762	330,548
Selling, general, and administrative expenses	224,426	208,482
Operating income	153,336	122,066
Interest income, net	(8,570)	(8,986)
Other (income)	(1,141)	(1,205)
Income before income taxes	163,047	132,257
Income tax expense	36,250	29,111
Net income before equity in net loss of affiliates	126,797	103,146
Equity in net loss of affiliates	710	2,034
Net income	$126,087	$101,112
Net income attributable to non-controlling interest	3,201	584
Net income attributable to Champion Homes, Inc.	$122,886	$100,528

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$122,886	$100,528
Income tax expense	36,250	29,111
Interest (income), net	(8,570)	(8,986)
Depreciation and amortization	23,560	20,123
Equity in net loss of ECN	507	521
Change in fair value of contingent consideration	—	7,912
Plant closure costs	5,832	—
Gain on sale of idle facility	(3,650)	—
Transaction costs	714	—
Adjusted EBITDA	$177,529	$149,209
As a percent of net sales:
Gross profit	27.3%	26.6%
Selling, general, and administrative expenses	16.2%	16.8%
Operating income	11.1%	9.8%
Net income attributable to Champion Homes, Inc.	8.9%	8.1%
Adjusted EBITDA	12.8%	12.0%

NET SALES

The following table summarizes net sales for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$1,385,747	$1,244,656	$141,091	11.3%
U.S. manufacturing and retail net sales	$1,310,987	$1,186,660	$124,327	10.5%
U.S. homes sold	13,540	12,895	645	5.0%
U.S. manufacturing and retail average home selling price	$96.8	$92.0	$4.8	5.2%
Canadian manufacturing net sales	$56,238	$43,033	$13,205	30.7%
Canadian homes sold	446	346	100	28.9%
Canadian manufacturing average home selling price	$126.1	$124.4	$1.7	1.4%
Corporate/Other net sales	$18,522	$14,963	$3,559	23.8%
U.S. manufacturing facilities in operation at end of period	42	43
U.S. retail sales centers in operation at end of period	82	72
Canadian manufacturing facilities in operation at end of period	4	5

Net sales for the six months ended September 27, 2025 were $1.4 billion, an increase of $141.1 million, or 11.3%, compared to the six months ended September 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $124.3 million, or 10.5%, for the six months ended September 27, 2025 compared to the six months ended September 28, 2024. The increase was due to a 5.0% increase in the number of new homes sold and a 5.2% increase in the average selling price per new home. The increase in the number of homes sold was due to higher production volumes compared to the prior year and the inclusion of Iseman Homes since May 30, 2025. The increase in average selling price was due primarily to a shift in mix to more multi-wide units and increased pricing at our company-owned retail sales centers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $13.2 million, or 30.7% for the six months ended September 27, 2025 compared to the same period in the prior fiscal year, primarily due to a 28.9% increase in homes sold and a 1.4% increase in average home selling price. The increase in homes sold is due to higher demand in certain markets. The increase in ASP is due to price increases and changes in product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.8 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the six months ended September 27, 2025 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. For the six months ended September 27, 2025, net sales increased $3.6 million, or 23.8%, primarily attributable to increased operating activities in Champion Financing, partially offset by a decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$347,157	$310,660	$36,497	11.7%
Canadian Factory-built Housing	15,735	10,189	5,546	54.4%
Corporate/Other	14,870	9,699	5,171	53.3%
Total gross profit	$377,762	$330,548	$47,214	14.3%
Gross profit as a percent of net sales	27.3%	26.6%

Gross profit as a percent of sales during the six months ended September 27, 2025 was 27.3% compared to 26.6% during the six months ended September 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $36.5 million or 11.7%, during the six months ended September 27, 2025 compared to the same period in the prior fiscal year. The increase in gross profit was driven by higher revenue, including the addition of Iseman Homes. Gross profit was 26.5% as a percent of segment net sales for the six months ended September 27, 2025 compared to 26.2% in the same period of the prior fiscal year. The increase in gross profit as a percent of segment net sales is driven by a greater percentage of homes sold through our company-owned retail sales centers and the reduction in the impact to the carrying value of inventory from purchase accounting as a result of the acquisition of Regional Homes in October 2023.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $5.5 million, or 54.4% during the six months ended September 27, 2025 compared to the same period in the prior fiscal year. The increase in gross profit is primarily due to higher sales volumes. Gross profit as a percent of net sales was 28.0% for the six months ended September 27, 2025, compared to 23.7% in the same period of the prior year, primarily the result of increased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $5.2 million, or 53.3%, during the six months ended September 27, 2025 compared to the same period of the prior fiscal year. Gross profit increased as a result of increased operating activity at Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$170,448	$162,115	$8,333	5.1%
Canadian Factory-built Housing	10,915	5,216	5,699	109.3%
Corporate/Other	43,063	41,151	1,912	4.6%
Total selling, general, and administrative expenses	$224,426	$208,482	$15,944	7.6%
Selling, general, and administrative expense as a percent of net sales	16.2%	16.8%

Selling, general, and administrative expenses were $224.4 million for the six months ended September 27, 2025, an increase of $15.9 million, or 7.6%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $8.3 million, or 5.1%, during the six months ended September 27, 2025 as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 13.0% for the six months ended September 27, 2025 compared to 13.7% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses was primarily due to higher wages and incentive compensation costs, which are generally based on sales volume or measures of profitability, the inclusion of Iseman Homes, and $1.0 million of costs associated with the idling of the Bartow, Florida plant, partially offset by a $3.7 million gain on the sale of an idle facility in the second quarter of fiscal 2026 and a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes which did not recur in the current year.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased by $5.7 million compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 19.4% for the six months ended September 27, 2025 compared to 12.1% during the comparable period of the prior fiscal year. The increases were due to $5.2 million of costs associated with the Kelowna, BC plant closure and higher incentive compensation costs, which are generally based on sales volume or measures of profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $1.9 million, or 4.6%, during the six months ended September 27, 2025 as compared to the same period of the prior fiscal year due primarily to higher professional fees partially offset by lower IT costs.

INTEREST (INCOME), NET

The following table summarizes the components of interest (income), net for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Interest expense	$3,437	$4,310	$(873)	(20.3%)
Less: interest income	(12,007)	(13,296)	1,289	(9.7%)
Interest (income), net	$(8,570)	$(8,986)	$416	(4.6%)
Average outstanding floor plan payable	$102,509	$88,632
Average outstanding long-term debt	$24,409	$24,680
Average cash balance	$614,539	$532,647

Interest (income), net was $8.6 million for the six months ended September 27, 2025, compared to $9.0 million in the same period of the prior fiscal year. The change was primarily due to lower interest rates on invested cash balances and higher average floor plan payables outstanding during the period.

OTHER (INCOME) EXPENSE

The following table summarizes other (income) expense for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Other (income)	$(1,141)	$(1,205)	$64	(5.3%)

Other (income) of $1.1 million for the six months ended September 27, 2025 and $1.2 million for the six months ended September 28, 2024 primarily represents dividend income from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Income tax expense	$36,250	$29,111	$7,139	24.5%
Effective tax rate	22.2%	22.0%

Income tax expense for the six months ended September 27, 2025 was $36.3 million, representing an effective tax rate of 22.2%, compared to income tax expense of $29.1 million, representing an effective tax rate of 22.0% for the six months ended September 28, 2024.

The Company’s effective tax rates for the six months ended September 27, 2025 and September 28, 2024 differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Equity in net loss of affiliates	$710	$2,034	$(1,324)	(65.1%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $0.7 million for the six months ended September 27, 2025 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other unconsolidated affiliates of $0.2 million. Equity in net loss of affiliates of $2.0 million for the six months ended September 28, 2024 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other unconsolidated affiliates of $1.5 million.

NON-CONTROLLING INTEREST

The following table summarizes non-controlling interest for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$3,201	$584	$2,617	448.1%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$122,886	$100,528	$22,358	22.2%
Income tax expense	36,250	29,111	7,139	24.5%
Interest income, net	(8,570)	(8,986)	416	(4.6%)
Depreciation and amortization	23,560	20,123	3,437	17.1%
Equity in net loss of ECN	507	521	(14)	(2.7%)
Change in fair value of contingent consideration	—	7,912	(7,912)	*
Plant closure costs	5,832	—	5,832	*
Gain on sale of idle facility	(3,650)	—	(3,650)	*
Transaction costs	714	—	714	*
Adjusted EBITDA	$177,529	$149,209	$28,320	19.0%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 27, 2025 was $177.5 million, an increase of $28.3 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at September 27, 2025 totaled $313.2 million compared to $427.5 million at September 28, 2024. The decrease in backlog is a function of lower orders and higher production rates during the first half of fiscal 2026 compared to the same period in the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended September 27, 2025 and September 28, 2024:

	Six months ended
(Dollars in thousands)	September 27, 2025	September 28, 2024
Net cash provided by (used in):
Operating activities	$151,178	$144,442
Investing activities	(37,795)	(22,553)
Financing activities	(107,887)	(47,320)
Effect of exchange rate changes on cash, cash equivalents	2,906	599
Net increase in cash and cash equivalents	8,402	75,168
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$618,740	$570,231

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company's Second Amended Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At September 27, 2025, $172.5 million was available for borrowing under the Second Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $151.2 million for the six months ended September 27, 2025 compared to $144.4 million for the six months ended September 28, 2024. The increase is primarily driven higher operating income before non-cash charges partially offset by less favorable changes in working capital items during the first six months of fiscal 2026 as compared to the same period of the prior year.

Cash used in investing activities was $37.8 million for the six months ended September 27, 2025 compared to $22.6 million for the six months ended September 28, 2024. The increase in cash used in investing activities was related to net cash used to acquire Iseman Homes in the first quarter of fiscal 2026.

Cash used in financing activities was $107.9 million for the six months ended September 27, 2025 compared to $47.3 million for the six months ended September 28, 2024. The change between periods was primarily a result of repurchases of the Company's common stock which totaled $100.0 million in first six months of fiscal 2026 compared to $40.0 million in the first six months of fiscal 2025.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at September 27, 2025. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 27, 2025, due to a material weakness in internal control over financial reporting described below.

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

We believe that these actions, when fully implemented, will remediate the material weakness. While many of these actions have been implemented as of September 27, 2025, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2024, Champion Homes, Inc.’s Board of Directors initiated a share repurchase program for up to $100.0 million of the Company’s common stock. The Company has been repurchasing shares since initiation and the Board of Directors has continued to refresh the amount of authorized share repurchases. At September 27, 2025, there was $100.0 million remaining under the current authorization. In addition, on October 30, 2025, the Board of Directors approved an increase to the share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended September 27, 2025 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
8/3/2025 - 8/30/2025	650,000	$76.90	650,000
8/31/2025 - 9/27/2025	24,868	$74.48	24,868
	674,868		674,868	$100,000

Item 5. OTHER INFORMATION

During the six months ended September 27, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	November 5, 2025
Tim Larson	(Principal Executive Officer)

/s/ Laurie Hough	Executive Vice President, Chief Financial Officer and Treasurer	November 5, 2025
Laurie Hough	(Principal Financial Officer)