Form 10-Q
period 2025-12-27
Champion Homes, Inc.
filed 2026-02-04
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

or

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

Number of shares of common stock outstanding as of January 30, 2026: 55,302,021

CHAMPION HOMES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	December 27, 2025	March 29, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$659,758	$610,338
Trade accounts receivable, net	67,086	84,103
Inventories, net	341,308	360,629
Other current assets	49,075	31,428
Total current assets	1,117,227	1,086,498
Long-term assets:
Property, plant, and equipment, net	311,705	307,140
Goodwill	363,616	357,973
Amortizable intangible assets, net	58,762	64,712
Deferred tax assets	14,927	37,998
Other noncurrent assets	248,078	256,087
Total assets	$2,114,315	$2,110,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$95,298	$106,091
Accounts payable	47,510	65,136
Other current liabilities	268,747	280,081
Total current liabilities	411,555	451,308
Long-term liabilities:
Long-term debt	23,816	24,773
Deferred tax liabilities	8,283	7,350
Other liabilities	78,435	82,539
Total long-term liabilities	110,534	114,662

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 55,294 and 57,109 shares issued as of December 27, 2025 and March 29, 2025, respectively	1,533	1,584
Additional paid-in capital	606,177	586,941
Retained earnings	998,998	975,981
Accumulated other comprehensive loss	(14,482)	(20,068)
Total stockholders’ equity	1,592,226	1,544,438
Total liabilities and stockholders’ equity	$2,114,315	$2,110,408

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net sales	$656,614	$644,925	$2,042,361	$1,889,581
Cost of sales	484,421	463,903	1,492,406	1,378,011
Gross profit	172,193	181,022	549,955	511,570
Selling, general, and administrative expenses	109,727	108,214	334,153	316,696
Operating income	62,466	72,808	215,802	194,874
Interest (income), net	(3,779)	(3,991)	(12,349)	(12,977)
Other (income)	(1,221)	(2,158)	(2,362)	(3,363)
Income before income taxes	67,466	78,957	230,513	211,214
Income tax expense	12,375	16,698	48,625	45,809
Net income before equity in net (income) loss of affiliates	55,091	62,259	181,888	165,405
Equity in net (income) loss of affiliates	(913)	(568)	(203)	1,466
Net income	56,004	62,827	182,091	163,939
Net income attributable to non-controlling interest	1,668	1,290	4,869	1,874
Net income attributable to Champion Homes, Inc.	$54,336	$61,537	$177,222	$162,065
Net income attributable to Champion Homes, Inc. per share:
Basic	$0.97	$1.07	$3.14	$2.81
Diluted	$0.97	$1.06	$3.12	$2.79

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Nine months ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income	$56,004	$62,827	$182,091	$163,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,505	(7,540)	5,586	(7,046)
Total other comprehensive income (loss)	2,505	(7,540)	5,586	(7,046)
Total comprehensive income before non-controlling interests	58,509	55,287	187,677	156,893
Comprehensive income attributable to non-controlling interests	1,668	1,290	4,869	1,874
Comprehensive income attributable to Champion Homes, Inc.	$56,841	$53,997	$182,808	$155,019

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine months ended
	December 27, 2025	December 28, 2024

Cash flows from operating activities
Net income	$182,091	$163,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,825	30,796
Amortization of deferred financing fees	374	280
Equity-based compensation	15,406	14,184
Deferred taxes	22,197	(2,464)
(Gain) loss on disposal of property, plant, and equipment	(2,623)	128
Foreign currency transaction (gain) loss	(842)	1,436
Equity in net (income) loss of affiliates	(203)	1,466
Dividends from equity method investment	718	1,011
Change in fair value of contingent consideration	—	7,912
Change in assets and liabilities:
Accounts receivable	17,589	(3,858)
Floor plan receivables	(1,234)	(16,874)
Inventories	36,864	(18,902)
Other assets	(11,738)	8,045
Accounts payable	(17,103)	(4,762)
Accrued expenses and other liabilities	(26,156)	12,515
Net cash provided by operating activities	251,165	194,852
Cash flows from investing activities
Additions to property, plant, and equipment	(24,914)	(37,971)
Cash paid for equity method investment	(895)	—
Proceeds from floor plan loans	—	2,737
Acquisition, net of cash acquired	(24,636)	—
Proceeds from disposal of property, plant, and equipment	5,126	222
Net cash (used in) investing activities	(45,319)	(35,012)
Cash flows from financing activities
Changes in floor plan financing, net	(10,939)	(3,089)
Payments on long term debt	(1,012)	(20)
Payments of deferred financing fees	(1,014)	—
Payments for repurchase of common stock	(150,000)	(59,999)
Stock option exercises	3,836	285
Tax payments for equity-based compensation	(2,950)	(3,031)
Net cash (used in) financing activities	(162,079)	(65,854)
Effect of exchange rate changes on cash and cash equivalents	5,653	(7,296)
Net increase in cash and cash equivalents	49,420	86,690
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$659,758	$581,753

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended December 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at September 27, 2025	55,845	$1,549	$600,970	$995,728	$(16,987)	$—	$1,581,260
Net income	—	—	—	54,336	—	1,668	56,004
Equity-based compensation	—	—	4,923	—	—	—	4,923
Net common stock issued under equity-based compensation plans	30	—	284	(606)	—	—	(322)
Common stock repurchases	(581)	(16)	—	(50,460)	—	—	(50,476)
Distributions to non-controlling interest	—	—	—	—	—	(1,668)	(1,668)
Foreign currency translation adjustments	—	—	—	—	2,505	—	2,505
Balance at December 27, 2025	55,294	$1,533	$606,177	$998,998	$(14,482)	$—	$1,592,226

	Nine months ended December 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 29, 2025	57,109	$1,584	$586,941	$975,981	$(20,068)	$—	$1,544,438
Net income	—	-	-	177,222	-	4,869	182,091
Equity-based compensation	—	-	15,406	-	-	-	15,406
Net common stock issued under equity-based compensation plans	213	5	3,830	(2,950)	-	-	885
Common stock repurchases	(2,028)	(56)	-	(151,255)	-	-	(151,311)
Distributions to non-controlling interest	—	-	-	-	-	(4,869)	(4,869)
Foreign currency translation adjustments	—	-	-	-	5,586	-	5,586
Balance at December 27, 2025	55,294	$1,533	$606,177	$998,998	$(14,482)	$—	$1,592,226

	Three months ended December 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at September 28, 2024	57,384	$1,592	$579,685	$924,408	$(13,429)	$—	$1,492,256
Net income	—	—	—	61,537	—	1,290	62,827
Equity-based compensation	—	—	2,971	—	—	—	2,971
Net common stock issued under equity-based compensation plans	19	1	17	(761)	—	—	(743)
Common stock repurchases	(205)	(6)	—	(20,176)	—	—	(20,182)
Distributions to non-controlling interest	—	—	—	—	—	(1,290)	(1,290)
Foreign currency translation adjustments	—	—	—	—	(7,540)	—	(7,540)
Balance at December 28, 2024	57,198	$1,587	$582,673	$965,008	$(20,969)	$—	$1,528,299

	Nine months ended December 28, 2024
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$—	$1,422,370
Net income	—	—	—	162,065	—	1,874	163,939
Equity-based compensation	—	—	14,184	—	—	—	14,184
Net common stock issued under equity-based compensation plans	94	3	286	(3,031)	—	—	(2,742)
Common stock repurchases	(711)	(21)	—	(60,511)	—	—	(60,532)
Distributions to non-controlling interest	—	—	—	—	—	(1,874)	(1,874)
Foreign currency translation adjustments	—	—	—	—	(7,046)	—	(7,046)
Balance at December 28, 2024	57,198	$1,587	$582,673	$965,008	$(20,969)	$—	$1,528,299

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At December 27, 2025, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 83 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2026,” will end on March 28, 2026 and will include 52 weeks. References to “fiscal 2025” refer to the Company’s fiscal year ended March 29, 2025. The three and nine months ended December 27, 2025 and December 28, 2024 each included 13 weeks and 39 weeks, respectively.

During the first half of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing facility and ceased production and exited the lease of the manufacturing facility in Kelowna, British Columbia. The Company incurred plant closure costs of $6.5 million related to these activities for the nine months ended December 27, 2025.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $2.3 million and $1.3 million at December 27, 2025 and March 29, 2025, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad"), a related party, to certain independent retailers for purchases of homes manufactured by the Company, of which $39.3 million and $38.1 million was outstanding at December 27, 2025 and March 29, 2025, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of December 27, 2025 or March 29, 2025. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At December 27, 2025, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was seven months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for each of the three months ended December 27, 2025 and December 28, 2024 was $0.7 million. Interest income from floor plan receivables for the nine months ended December 27, 2025 and December 28, 2024 was $2.2 million and $1.7 million, respectively.

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following table presents the consideration transferred and the preliminary purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	$24,636
Consideration payable	2,000
Estimated earn out consideration	210
Total consideration	$26,846
Preliminary purchase price allocations:
Trade accounts receivable	$470
Inventories	16,926
Other current assets	315
Property, plant, and equipment, net	9,560
Amortizable intangible assets, net	2,900
Accounts payable	(622)
Other current liabilities	(8,346)
Identifiable net assets acquired	21,203
Goodwill	5,643
Total purchase price	$26,846

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	December 27, 2025	March 29, 2025
Raw materials	$107,123	$110,755
Work in process	40,481	31,079
Finished goods and other	193,704	218,795
Total inventories, net	$341,308	$360,629

At December 27, 2025 and March 29, 2025, reserves for obsolete inventory were $11.3 million and $11.1 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended December 27, 2025 and December 28, 2024 was $9.3 million and $7.8 million, respectively. Depreciation expense for the nine months ended December 27, 2025 and December 28, 2024 was $27.0 million and $22.0 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	December 27, 2025	March 29, 2025
Land and improvements	$86,605	$78,936
Buildings and improvements	206,792	197,491
Machinery and equipment	178,273	172,208
Construction in progress	19,170	14,457
Property, plant, and equipment, at cost	490,840	463,092
Less: accumulated depreciation	(179,135)	(155,952)
Property, plant, and equipment, net	$311,705	$307,140

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 27, 2025 and March 29, 2025, the Company had goodwill of $363.6 million and $358.0 million, respectively. The change in goodwill balance is due to the acquisition of Iseman Homes. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At December 27, 2025, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	December 27, 2025			March 29, 2025
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,861	$49,272	$132,133	$82,634	$46,284	$128,918
Accumulated amortization	(52,627)	(20,744)	(73,371)	(46,913)	(17,293)	(64,206)
Amortizable intangibles, net	$30,234	$28,528	$58,762	$35,721	$28,991	$64,712

During the three months ended December 27, 2025 and December 28, 2024, amortization of intangible assets was $3.0 million and $2.9 million, respectively. During the nine months ended December 27, 2025 and December 28, 2024, amortization of intangible assets was $8.9 million and $8.8. million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At December 27, 2025 and March 29, 2025, the Company had capitalized cloud computing costs, net of amortization of $20.4 million and $23.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for each of the three months ended December 27, 2025 and December 28, 2024 was $1.0 million. Amortization of capitalized cloud computing costs for the nine months ended December 27, 2025 and December 28, 2024 was $3.0 million and $1.7 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

6. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus all accrued but unpaid dividends. The agreement, which was approved by ECN shareholders in January 2026, is subject to court approval and other customary closing conditions and is expected to close in the first half of fiscal 2027.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the income or losses of ECN are recorded on a three-month lag. For the three months ended December 27, 2025 and December 28, 2024, the Company's share of ECN's net income was $1.2 million and $0.7 million, respectively. For the nine months ended December 27, 2025 and December 28, 2024, the Company's share of ECN's net income was $0.7 million and $0.1 million, respectively. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At December 27, 2025 and March 29, 2025, the investment in the common stock of ECN totaled $70.2 million and is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at December 27, 2025 was approximately $74.9 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At December 27, 2025 and March 29, 2025, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the investment. For each of the three and nine months ended December 27, 2025 and December 28, 2024, the Company reflected dividend income from the investment in the Preferred Shares of $1.2 million and $2.4 million, respectively, in other income on the accompanying Condensed Consolidated Income Statements.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for either of the three and nine months ended December 27, 2025 or December 28, 2024. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At December 27, 2025 and March 29, 2025, the Company had floor plan payables due to Triad of $15.2 million and $35.0 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At December 27, 2025, the Company had repurchase commitments of $102.0 million on independent retailer floor plan loans outstanding with Triad. See Note 14, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	December 27, 2025	March 29, 2025
Customer deposits	$73,784	$82,886
Accrued volume rebates	30,987	26,227
Accrued warranty obligations	38,419	40,523
Accrued compensation and payroll taxes	48,405	52,644
Accrued insurance	16,997	15,825
Accrued product liability - water intrusion	29,812	34,094
Other	30,343	27,882
Total other current liabilities	$268,747	$280,081

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Balance at beginning of period	$51,748	$55,688	$53,155	$50,869
Warranty expense	15,794	16,762	52,234	53,581
Cash warranty payments	(16,491)	(16,311)	(54,338)	(48,311)
Balance at end of period	51,051	56,139	51,051	56,139
Less: noncurrent portion in other long-term liabilities	(12,632)	(11,693)	(12,632)	(11,693)
Total current portion	$38,419	$44,446	$38,419	$44,446

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	December 27, 2025	March 29, 2025
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	4,036	4,993
Total long-term debt	$23,816	$24,773

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

The interest rate on borrowings under the Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). At December 27, 2025, the interest rate under the Second Amended Credit Agreement was 4.85% and letters of credit issued under the Amended Credit Agreement totaled $27.5 million. Available borrowing capacity under the Second Amended Credit Agreement as of December 27, 2025 was $172.5 million.

The Second Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of December 27, 2025.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at December 27, 2025, including related costs and fees, was 4.48%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Company has notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at December 27, 2025 was 5.42%. The notes are secured by certain assets of the Company. In addition, the Company has a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Floor Plan Payables

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At December 27, 2025 and March 29, 2025, the Company had outstanding borrowings on floor plan financing agreements of $95.3 million and $106.1 million, respectively. Total credit line capacity provided under the agreements was $308.0 million as of December 27, 2025. The weighted average interest rate on floor plan payables was 6.50% at December 27, 2025. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended December 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$369,686	$25,790	$—	$395,476
Retail	252,678	—	—	252,678
Transportation/Other	—	—	8,460	8,460
Total	$622,364	$25,790	$8,460	$656,614

	Nine months ended December 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$1,188,174	$82,028	$—	$1,270,202
Retail	745,177	—	—	745,177
Transportation/Other	—	—	26,982	26,982
Total	$1,933,351	$82,028	$26,982	$2,042,361

	Three months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$386,398	$25,692	$—	$412,090
Retail	224,359	—	—	224,359
Transportation	—	—	8,476	8,476
Total	$610,757	$25,692	$8,476	$644,925

	Nine months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total

Manufacturing	$1,145,198	$68,725	$—	$1,213,923
Retail	652,219	—	—	652,219
Transportation	—	—	23,439	23,439
Total	$1,797,417	$68,725	$23,439	$1,889,581

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended December 27, 2025 and December 28, 2024, the Company recorded $12.4 million and $16.7 million of income tax expense and had an effective tax rate of 18.3% and 21.1%, respectively. For the nine months ended December 27, 2025 and December 28, 2024, the Company recorded $48.6 million and $45.8 million of income tax expense and had an effective tax rate of 21.1% and 21.7% respectively.

The Company’s effective tax rate for the three and nine months ended December 27, 2025 and December 28, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

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

At December 27, 2025, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(Dollars and shares in thousands, except per share data)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator:
Net income attributable to Champion Homes, Inc.	$54,336	$61,537	$177,222	$162,065
Denominator:
Basic weighted-average shares outstanding	55,920	57,407	56,459	57,640
Dilutive securities	357	614	339	537
Diluted weighted-average shares outstanding	56,277	58,021	56,798	58,177

Basic net income per share	$0.97	$1.07	$3.14	$2.81
Diluted net income per share	$0.97	$1.06	$3.12	$2.79

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Beginning in fiscal 2025, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". Selected financial information by reportable segment was as follows:

	Three months ended December 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$622,364	$25,790	$8,460	$656,614
Cost of sales(1)	(457,549)	(18,213)	(1,259)
Selling, general, and administrative expenses(2)	(78,084)	(2,726)	(24,052)
Other items(3)	—	—	466
Segment EBITDA	$86,731	$4,851	$(16,385)

U.S. Factory-built Housing EBITDA				$86,731
Canadian Factory-built Housing EBITDA				4,851
Corporate/Other EBITDA				(16,385)
Depreciation and amortization				(12,265)
Interest income, net				3,779
Equity in net loss of affiliate				(913)
Net income attributable to non-controlling interest				1,668
Income before income taxes				$67,466
Depreciation	$8,407	$749	$156	$9,312
Amortization	$2,953	$—	$—	$2,953
Expenditure for segment assets	$6,706	$346	$45	$7,097
Segment assets(4)	$1,252,251	$152,424	$709,640	$2,114,315

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include dividend income, equity in net loss of affiliates and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Nine months ended December 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,933,351	$82,028	$26,982	$2,042,361
Cost of sales(1)	(1,407,646)	(57,882)	(4,909)
Selling, general, and administrative expenses(2)	(239,956)	(13,547)	(66,794)
Other items(3)	—	—	(2,304)
Segment EBITDA	$285,749	$10,599	$(47,025)

U.S. Factory-built Housing EBITDA				$285,749
Canadian Factory-built Housing EBITDA				10,599
Corporate/Other EBITDA				(47,025)
Depreciation and amortization				(35,825)
Interest income, net				12,349
Equity in net loss of affiliate				(203)
Net income attributable to non-controlling interest				4,869
Income before income taxes				$230,513
Depreciation	$24,819	$1,678	$478	$26,975
Amortization	$8,850	$—	$—	$8,850
Expenditure for segment assets	$23,141	$839	$934	$24,914
Segment assets(4)	$1,252,251	$152,424	$709,640	$2,114,315

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

	Three months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$610,757	$25,692	$8,476	$644,925
Cost of sales(1)	(437,039)	(18,482)	(1,742)
Selling, general, and administrative expenses(2)	(76,269)	(2,637)	(25,275)
Other items(3)	—	—	1,436
Segment EBITDA	$97,449	$4,573	$(17,105)

U.S. Factory-built Housing EBITDA				$97,449
Canadian Factory-built Housing EBITDA				4,573
Corporate/Other EBITDA				(17,105)
Depreciation and amortization				(10,673)
Interest income, net				3,991
Equity in net loss of affiliate				(568)
Net income attributable to non-controlling interest				1,290
Income before income taxes				$78,957
Depreciation	$7,172	$462	$150	$7,784
Amortization	$2,889	$—	$—	$2,889
Expenditure for segment assets	$12,124	$213	$1,344	$13,681
Segment assets(4)	$1,235,694	$131,779	$669,996	$2,037,469

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for Corporate/Other include dividend income, equity in net loss of affiliate and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

	Nine months ended December 28, 2024
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,797,417	$68,725	$23,439	$1,889,581
Cost of sales(1)	(1,301,549)	(50,501)	(7,006)
Selling, general, and administrative expenses(2)	(230,950)	(7,793)	(69,044)
Other items(3)	—	—	2,955
Segment EBITDA	$264,918	$10,431	$(49,656)

U.S. Factory-built Housing EBITDA				$264,918
Canadian Factory-built Housing EBITDA				10,431
Corporate/Other EBITDA				(49,656)
Depreciation and amortization				(30,796)
Interest income, net				12,977
Equity in net income of affiliate				1,466
Net income attributable to non-controlling interest				1,874
Income before income taxes				$211,214
Depreciation	$20,220	$1,347	$462	$22,029
Amortization	$8,767	$—	$—	$8,767
Expenditure for segment assets	$34,116	$1,087	$2,768	$37,971
Segment assets(4)	$1,235,694	$131,779	$669,996	$2,037,469

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

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.7 million at December 27, 2025 and $1.6 million at March 29, 2025, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of December 27, 2025 was estimated to be $229.3 million. Losses incurred on homes repurchased were immaterial during the three and nine months ended December 27, 2025 and December 28, 2024.

At December 27, 2025, the Company was contingently obligated for $27.5 million under letters of credit, consisting of $12.7 million to support long-term debt, $14.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Amended Credit Agreement. The Company was also contingently obligated for $18.6 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company has developed and HUD has approved a remediation plan under Subpart I of the HUD code. The plan calls for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. The Company recorded charges to execute the remediation plan of $34.5 million during the fourth quarter of fiscal 2024. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. The Company reassessed the total expected costs in the fourth quarter of fiscal 2025 which resulted in no change to the low end of the range of potential losses and reduction in the high end of the range of potential losses to $77.5 million. The Company is monitoring the results of the inspection and repair activities, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. At December 27, 2025 and March 29, 2025, the liability, net of remediation costs incurred to date, was $29.8 million and $34.1 million, respectively, and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

In January 2026, the Company entered into an agreement with the distributor of the roofing material to share certain costs of the remediation. As a result, the Company will receive $3.5 million in the fourth quarter of fiscal 2026 and $2.5 million of future purchase credits to be recognized over the subsequent two year period, which will be reflected as a reduction to cost of goods sold as purchase credits are applied. Additionally, the distributor will reimburse the Company for a portion of future remediation costs which will be both in the form of cash and purchase credits which will be reflected as a reduction to cost of goods sold when those purchase credits are applied.

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

Overview

Champion Homes, Inc., formerly known as Skyline Champion Corporation (the “Company”), is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 42 manufacturing facilities throughout the U.S. and four manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 83 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

Acquisitions, Expansions and Consolidations

The Company is focused on operational improvements to increase capacity utilization and profitability at its existing manufacturing facilities as well as measured expansion of its manufacturing and retail footprint through facility and equipment investments and acquisitions. Those investments will help improve the Company's ability to satisfy demand for affordable housing. During fiscal 2023, robust demand for housing began to slow as inflation and higher interest rates made housing less affordable. That economic environment drove an even greater need for attainable housing solutions. As a result, the Company continues to focus on growing in strong housing markets across the U.S. and Canada, as well as expanding products and services to provide more holistic and affordable solutions to homebuyers.

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

During fiscal 2024, the Company made an equity investment in ECN. The investment, in part, facilitated the creation of a captive finance company in partnership with Triad, a subsidiary of ECN. The captive finance company, Champion Financing, through Triad, provides factory-built home floor plan and consumer loans to manufactured home retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus any accrued but unpaid dividends. The agreement, which was approved by ECN shareholders in January 2026, is subject to court approval and other customary closing conditions and is expected to close in the first half of fiscal 2027, which will result in the liquidation of the Company's investment in ECN common and preferred shares.

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

The Company's manufacturing backlog decreased to $266.0 million as of December 27, 2025 compared to $312.6 million as of December 28, 2024. The decrease in backlog is a function of production rates exceeding order rates during the three months ended December 27, 2025, compared to the same period in the prior last year.

For the nine months ended December 27, 2025, approximately 86.7% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 69,757 and 71,968 units during the eight months ended November 30, 2025 and 2024, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.5% and 22.2%, for the eight months ended November 30, 2025 and 2024, respectively. Annual HUD-code industry shipments have generally increased since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 9% of all U.S. single family home starts. Our estimated market share in the U.S. total housing market, based on data through October 2025, was approximately 2.8% and 2.5% for the nine months ended December 27, 2025 and December 28, 2024, respectively.

UNAUD

ITED RESULTS OF OPERATIONS FOR THE THIRD QUARTER OF FISCAL 2026 VS. 2025

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024
Income Statements Data:
Net sales	$656,614	$644,925
Cost of sales	484,421	463,903
Gross profit	172,193	181,022
Selling, general, and administrative expenses	109,727	108,214
Operating income	62,466	72,808
Interest (income), net	(3,779)	(3,991)
Other (income)	(1,221)	(2,158)
Income before income taxes	67,466	78,957
Income tax expense	12,375	16,698
Net income before equity in net (income) of affiliates	55,091	62,259
Equity in net (income) of affiliates	(913)	(568)
Net income	$56,004	$62,827
Net income attributable to non-controlling interest	1,668	1,290
Net income attributable to Champion Homes, Inc.	$54,336	$61,537

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$54,336	$61,537
Income tax expense	12,375	16,698
Interest (income), net	(3,779)	(3,991)
Depreciation and amortization	12,265	10,673
Equity in net (income) of ECN	(1,176)	(656)
Transaction costs	438	—
Other	319	(1,000)
Adjusted EBITDA	$74,778	$83,261
As a percent of net sales:
Gross profit	26.2%	28.1%
Selling, general, and administrative expenses	16.7%	16.8%
Operating income	9.5%	11.3%
Net income attributable to Champion Homes, Inc.	8.3%	9.5%
Adjusted EBITDA	11.4%	12.9%

NET SALES

The following table summarizes net sales for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net sales	$656,614	$644,925	$11,689	1.8%
U.S. manufacturing and retail net sales	$622,364	$610,757	$11,607	1.9%
U.S. homes sold	6,270	6,437	(167)	(2.6%)
U.S. manufacturing and retail average home selling price	$99.3	$94.9	$4.4	4.6%
Canadian manufacturing net sales	$25,790	$25,692	$98	0.4%
Canadian homes sold	215	209	6	2.9%
Canadian manufacturing average home selling price	$120.0	$122.9	$(2.9)	(2.4%)
Corporate/Other net sales	$8,460	$8,476	$(16)	(0.2%)
U.S. manufacturing facilities in operation at end of period	42	43
U.S. retail sales centers in operation at end of period	83	72
Canadian manufacturing facilities in operation at end of period	4	5

Net sales for the three months ended December 27, 2025 were $656.6 million, an increase of $11.7 million, or 1.8%, compared to the three months ended December 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $11.6 million, or 1.9%, for the three months ended December 27, 2025 compared to the three months ended December 28, 2024. The increase was due to a 4.6% increase in the average selling price per new home partially offset by a 2.6% decrease in new homes sold. The increase in average selling price was due primarily to a shift in mix to more multi-wide units and increased pricing at our company-owned retail sales centers. The decrease in new homes sold was due to lower production.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $0.1 million, or 0.4% for the three months ended December 27, 2025 compared to the same period in the prior fiscal year, primarily due to a 2.9% increase in homes sold offset by a 2.4% decrease in average home selling price. The increase in homes sold was due to higher demand in certain markets. The decrease in average selling price was due to product mix. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.4 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended December 27, 2025 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. Net sales were consistent for the three months ended December 27, 2025 and December 28, 2024.

GROSS PROFIT

The following table summarizes gross profit for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$158,111	$167,507	$(9,396)	(5.6%)
Canadian Factory-built Housing	6,881	6,781	100	1.5%
Corporate/Other	7,201	6,734	467	6.9%
Total gross profit	$172,193	$181,022	$(8,829)	(4.9%)
Gross profit as a percent of net sales	26.2%	28.1%

Gross profit as a percent of sales during the three months ended December 27, 2025 was 26.2% compared to 28.1% during the three months ended December 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $9.4 million, or 5.6%, during the three months ended December 27, 2025 compared to the same period in the prior fiscal year. Gross profit was 25.4% as a percent of segment net sales for the three months ended December 27, 2025, compared to 27.4% for the three months ended December 28, 2024. The decrease in gross profit as a percent of segment net sales is being driven by higher manufacturing material costs and less absorption of fixed costs due to lower sales volumes, partially offset by higher average selling prices on new homes sold through our Company-owned retail locations.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $0.1 million, or 1.5%, during the three months ended December 27, 2025 compared to the same period in the prior fiscal year. Gross profit as a percent of net sales was 26.7% for the three months ended December 27, 2025, compared to 26.4% in the same period of the prior year.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.5 million, or 6.9%, during the three months ended December 27, 2025 compared to the same period of the prior fiscal year due primarily to increased operating activity at Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$82,739	$80,121	$2,618	3.3%
Canadian Factory-built Housing	2,779	2,670	109	4.1%
Corporate/Other	24,209	25,423	(1,214)	(4.8%)
Total selling, general, and administrative expenses	$109,727	$108,214	$1,513	1.4%
Selling, general, and administrative expense as a percent of net sales	16.7%	16.8%

Selling, general, and administrative expenses were $109.7 million for the three months ended December 27, 2025, an increase of $1.5 million, or 1.4%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $2.6 million, or 3.3%, during the three months ended December 27, 2025 as compared to the same period in the prior fiscal year. SG&A as a percent of segment net sales increased to 13.3% for the three months ended December 27, 2025 compared to 13.1% during the comparable period of the prior fiscal year. The increase in SG&A was due to the inclusion of Iseman Homes for the period subsequent to the acquisition.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased $0.1 million, or 4.1%, for the three months ended December 27, 2025 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 10.8% for the three months ended December 27, 2025 compared to 10.4% during the comparable period of the prior fiscal year.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $1.2 million, or 4.8%, during the three months ended December 27, 2025 as compared to the same period of the prior fiscal year. The decrease was primarily due to lower IT costs, partially offset by higher professional fees.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Interest income	$6,166	$6,090	$76	1.2%
Less: interest expense	(2,387)	(2,099)	(288)	13.7%
Interest income, net	$3,779	$3,991	$(212)	(5.3%)
Average outstanding floor plan payable	$97,113	$87,088
Average outstanding long-term debt	$23,931	$24,693
Average cash balance	$639,249	$575,992

Interest income, net was $3.8 million for the three months ended December 27, 2025, compared to $4.0 million in the same period of the prior fiscal year. The change was primarily due to higher outstanding floor plan payables, partially offset by higher invested cash balances at lower interest rates.

OTHER INCOME

The following table summarizes other income for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Other income	$1,221	$2,158	$(937)	(43.4%)

Other income for the three months ended December 27, 2025 represents dividend income of $1.2 million from the investment in ECN Preferred Shares. Other income for the three months ended December 28, 2024 represents dividend income of $1.2 million from the investment in ECN Preferred Shares and $1.0 million of insurance proceeds for the partial settlement of certain of the predecessor Company's pre-2010 workers compensation claims.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Income tax expense	$12,375	$16,698	$(4,323)	(25.9%)
Effective tax rate	18.3%	21.1%

Income tax expense for the three months ended December 27, 2025 was $12.4 million, representing an effective tax rate of 18.3%, compared to income tax expense of $16.7 million, representing an effective tax rate of 21.1% for the three months ended December 28, 2024. The effective tax rate for the three months ended December 27, 2025 was positively impacted by an increase in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rate for each of the three months ended December 27, 2025 and December 28, 2024, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET INCOME OF AFFILIATES

The following table summarizes equity in net income of affiliates for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Equity in net income of affiliates	$913	$568	$345	60.7%

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net income of affiliates of $0.9 million for the three months ended December 27, 2025 represents a gain on the equity method investment in ECN of $1.2 million and net losses from other unconsolidated equity method investments of $0.3 million. Equity in net income of affiliates of $0.6 million for the three months ended December 28, 2024 represents a gain on the equity method investment in ECN of $0.7 million and net losses from other equity method investments of $0.1 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$1,668	$1,290	$378	29.3%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended December 27, 2025 and December 28, 2024:

	Three months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$54,336	$61,537	$(7,201)	-11.7%
Income tax expense	12,375	16,698	(4,323)	-25.9%
Interest (income), net	(3,779)	(3,991)	212	(5.3%)
Depreciation and amortization	12,265	10,673	1,592	14.9%
Equity in net (income) of ECN	(1,176)	(656)	(520)	79.3%
Transaction costs	438	—	438	*
Other	319	(1,000)	1,319	*
Adjusted EBITDA	$74,778	$83,261	$(8,483)	-10.2%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended December 27, 2025 was $74.8 million, a decrease of $8.5 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income as a result of lower gross margins.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS OF FISCAL 2026 VS. 2025

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024
Income Statements Data:
Net sales	$2,042,361	$1,889,581
Cost of sales	1,492,406	1,378,011
Gross profit	549,955	511,570
Selling, general, and administrative expenses	334,153	316,696
Operating income	215,802	194,874
Interest (income), net	(12,349)	(12,977)
Other (income)	(2,362)	(3,363)
Income before income taxes	230,513	211,214
Income tax expense	48,625	45,809
Net income before equity in net (income) loss of affiliates	181,888	165,405
Equity in net (income) loss of affiliates	(203)	1,466
Net income	$182,091	$163,939
Net income attributable to non-controlling interest	4,869	1,874
Net income attributable to Champion Homes, Inc.	$177,222	$162,065

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$177,222	$162,065
Income tax expense	48,625	45,809
Interest (income), net	(12,349)	(12,977)
Depreciation and amortization	35,825	30,796
Equity in net (income) of ECN	(669)	(135)
Change in fair value of contingent consideration	—	7,912
Plant closure costs	5,832	—
Gain on sale of idle facility	(3,650)	—
Transaction costs	1,152	—
Other	319	(1,000)
Adjusted EBITDA	$252,307	$232,470
As a percent of net sales:
Gross profit	26.9%	27.1%
Selling, general, and administrative expenses	16.4%	16.8%
Operating income	10.6%	10.3%
Net income attributable to Champion Homes, Inc.	8.7%	8.6%
Adjusted EBITDA	12.4%	12.3%

NET SALES

The following table summarizes net sales for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net sales	$2,042,361	$1,889,581	$152,780	8.1%
U.S. manufacturing and retail net sales	$1,933,351	$1,797,417	$135,934	7.6%
U.S. homes sold	19,810	19,332	478	2.5%
U.S. manufacturing and retail average home selling price	$97.6	$93.0	$4.6	5.0%
Canadian manufacturing net sales	$82,028	$68,725	$13,303	19.4%
Canadian homes sold	661	555	106	19.1%
Canadian manufacturing average home selling price	$124.1	$123.8	$0.3	0.2%
Corporate/Other net sales	$26,982	$23,439	$3,543	15.1%
U.S. manufacturing facilities in operation at end of period	42	43
U.S. retail sales centers in operation at end of period	83	72
Canadian manufacturing facilities in operation at end of period	4	5

Net sales for the nine months ended December 27, 2025 were $2.0 billion, an increase of $152.8 million, or 8.1%, compared to the nine months ended December 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $135.9 million, or 7.6%, for the nine months ended December 27, 2025 compared to the nine months ended December 28, 2024. The increase was due to a 2.5% increase in the number of new homes sold and a 5.0% increase in the average selling price per new home. The increase in the number of homes sold was due to the inclusion of Iseman Homes since May 30, 2025 and a shift in mix of wholesale unit sales sold to independent channels versus homes sold through our company-owned retail sales centers. The increase in average selling price was due primarily to a shift in mix to more multi-wide units and increased pricing at our company-owned retail sales centers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $13.3 million, or 19.4% for the nine months ended December 27, 2025 compared to the same period in the prior fiscal year, primarily due to a 19.1% increase in homes sold. The increase in homes sold is due to higher demand in certain markets. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $1.2 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the nine months ended December 27, 2025 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. For the nine months ended December 27, 2025, net sales increased $3.5 million, or 15.1%, primarily attributable to increased operating activities in Champion Financing, partially offset by a decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$505,268	$478,167	$27,101	5.7%
Canadian Factory-built Housing	22,616	16,970	5,646	33.3%
Corporate/Other	22,071	16,433	5,638	34.3%
Total gross profit	$549,955	$511,570	$38,385	7.5%
Gross profit as a percent of net sales	26.9%	27.1%

Gross profit as a percent of sales during the nine months ended December 27, 2025 was 26.9% compared to 27.1% during the nine months ended December 28, 2024. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $27.1 million or 5.7%, during the nine months ended December 27, 2025 compared to the same period in the prior fiscal year. The increase in gross profit was primarily driven by higher revenue as discussed above. Gross profit was 26.1% as a percent of segment net sales for the nine months ended December 27, 2025 compared to 26.6% in the same period of the prior fiscal year. The decrease in gross profit as a percent of segment net sales is driven primarily by higher manufacturing material costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $5.6 million, or 33.3% during the nine months ended December 27, 2025 compared to the same period in the prior fiscal year. The increase in gross profit is primarily due to higher sales volumes. Gross profit as a percent of net sales was 27.6% for the nine months ended December 27, 2025, compared to 24.7% in the same period of the prior year, primarily the result of increased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $5.6 million, or 34.3%, during the nine months ended December 27, 2025 compared to the same period of the prior fiscal year. Gross profit increased as a result of increased operating activity at Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$253,187	$242,236	$10,951	4.5%
Canadian Factory-built Housing	13,694	7,886	5,808	73.6%
Corporate/Other	67,272	66,574	698	1.0%
Total selling, general, and administrative expenses	$334,153	$316,696	$17,457	5.5%
Selling, general, and administrative expense as a percent of net sales	16.4%	16.8%

Selling, general, and administrative expenses were $334.2 million for the nine months ended December 27, 2025, an increase of $17.5 million, or 5.5%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $11.0 million, or 4.5%, during the nine months ended December 27, 2025, as compared to the same period in the prior fiscal year. Selling, general, and administrative expenses, as a percent of segment net sales decreased to 13.1% for the nine months ended December 27, 2025 compared to 13.5% during the comparable period of the prior fiscal year. The increase in selling, general, and administrative expenses was primarily due to higher incentive compensation costs, which are generally based on sales volume or measures of profitability, the inclusion of Iseman Homes, and $1.0 million of costs associated with the idling of the Bartow, Florida plant, partially offset by a $3.7 million gain on the sale of an idle facility in the second quarter of fiscal 2026 and a charge of $7.9 million in the first quarter of fiscal 2025 related to the change in fair value of the contingent consideration included in the acquisition of Regional Homes which did not recur in the current year.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment increased by $5.8 million compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales increased to 16.7% for the nine months ended December 27, 2025 compared to 11.5% during the comparable period of the prior fiscal year. The increases were due to $5.2 million of costs associated with the Kelowna, BC plant closure and higher incentive compensation costs, which are generally based on sales volume or measures of profitability.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other were consistent year-over-year, increasing $0.7 million, or 1.0%, during the nine months ended December 27, 2025 as compared to the same period of the prior fiscal year.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Interest income	$18,173	$19,386	$(1,213)	(6.3%)
Less: interest expense	(5,824)	(6,409)	585	(9.1%)
Interest income, net	$12,349	$12,977	$(628)	(4.8%)
Average outstanding floor plan payable	$100,695	$89,742
Average outstanding long-term debt	$24,295	$24,683
Average cash balance	$635,048	$538,408

Interest income, net was $12.3 million for the nine months ended December 27, 2025, compared to $13.0 million in the same period of the prior fiscal year. The change was primarily due to lower interest rates on invested cash balances and average floor plan payables.

OTHER INCOME

The following table summarizes other income for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Other income	$2,362	$3,363	$(1,001)	(29.8%)

Other income of $2.4 million for the nine months ended December 27, 2025, represents dividend income from the investment in ECN Preferred Shares. Other income of $3.4 million for the nine months ended December 28, 2024 represents $2.4 million of dividend income from the investment in ECN Preferred Shares and $1.0 million insurance proceeds for the partial settlement of certain of the predecessor Company's pre-2010 workers compensation claims.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Income tax expense	$48,625	$45,809	$2,816	6.1%
Effective tax rate	21.1%	21.7%

Income tax expense for the nine months ended December 27, 2025 was $48.6 million, representing an effective tax rate of 21.1%, compared to income tax expense of $45.8 million, representing an effective tax rate of 21.7% for the nine months ended December 28, 2024.

The Company’s effective tax rates for the nine months ended December 27, 2025 and December 28, 2024 differ from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET INCOME (LOSS) OF AFFILIATES

The following table summarizes equity in net income (loss) of affiliates for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Equity in net income (loss) of affiliates	$203	$(1,466)	$1,669	(113.8%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net income of affiliates of $0.2 million for the nine months ended December 27, 2025 represents a gain on the equity method investment in ECN of $0.7 million and net losses from other unconsolidated affiliates of $0.5 million. Equity in net loss of affiliates of $1.5 million for the nine months ended December 28, 2024 represents a gain on the equity method investment in ECN of $0.1 million and net losses from other unconsolidated affiliates of $1.6 million.

NON-CONTROLLING INTEREST

The following table summarizes non-controlling interest for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net income attributable to non-controlling interest	$4,869	$1,874	$2,995	159.8%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the nine months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$177,222	$162,065	$15,157	9.4%
Income tax expense	48,625	45,809	2,816	6.1%
Interest (income), net	(12,349)	(12,977)	628	(4.8%)
Depreciation and amortization	35,825	30,796	5,029	16.3%
Equity in net (income) of ECN	(669)	(135)	(534)	*
Change in fair value of contingent consideration	—	7,912	(7,912)	*
Plant closure costs	5,832	—	5,832	*
Gain on sale of idle facility	(3,650)	—	(3,650)	*
Transaction costs	1,152	—	1,152	*
Other	319	(1,000)	1,319	*
Adjusted EBITDA	$252,307	$232,470	$19,837	8.5%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the nine months ended December 27, 2025 was $252.3 million, an increase of $19.8 million from the same period of the prior fiscal year. The increase is primarily a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses.

The Company defines Adjusted EBITDA as net income or loss attributable to Champion Homes, Inc. plus expense or minus income: (a) the provision for income taxes; (b) interest, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income and costs, including but not limited to those costs for the acquisition and integration or disposition of businesses, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at December 27, 2025 totaled $266.0 million compared to $312.6 million at December 28, 2024. The decrease in backlog is a function of production rates exceeding order rates during the three months ended December 27, 2025, compared to the same period in the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended December 27, 2025 and December 28, 2024:

	Nine months ended
(Dollars in thousands)	December 27, 2025	December 28, 2024
Net cash provided by (used in):
Operating activities	$251,165	$194,852
Investing activities	(45,319)	(35,012)
Financing activities	(162,079)	(65,854)
Effect of exchange rate changes on cash, cash equivalents	5,653	(7,296)
Net increase in cash and cash equivalents	49,420	86,690
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$659,758	$581,753

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company's Second Amended Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At December 27, 2025, $172.5 million was available for borrowing under the Second Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $251.2 million for the nine months ended December 27, 2025 compared to $194.9 million for the nine months ended December 28, 2024. The increase is primarily driven by higher operating income before non-cash charges and a reduction in inventory at Company-owned retail sales centers during the first nine months of fiscal 2026 as compared to the same period of the prior year.

Cash used in investing activities was $45.3 million for the nine months ended December 27, 2025 compared to $35.0 million for the nine months ended December 28, 2024. The increase in cash used in investing activities was related to the acquisition of Iseman Homes in the first quarter of fiscal 2026, offset in part by a reduction in expenditures for property, plant and equipment.

Cash used in financing activities was $162.1 million for the nine months ended December 27, 2025 compared to $65.9 million for the nine months ended December 28, 2024. The change between periods was primarily a result of an increase in repurchases of the Company's common stock in fiscal 2026. Repurchases totaled $150.0 million in first nine months of fiscal 2026 compared to $60.0 million in the first nine months of fiscal 2025.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at December 27, 2025. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 27, 2025, due to a material weakness in internal control over financial reporting described below.

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

We believe that these actions, when fully implemented, will remediate the material weakness. While many of these actions have been implemented as of December 27, 2025, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in internal control over financial reporting

Except for the material weakness and remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the first quarter of fiscal 2026, we completed the acquisition of Iseman Homes and are currently integrating Iseman Homes into our operations, compliance programs and internal control processes. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Iseman Homes from our assessment of the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In May 2024, Champion Homes, Inc.’s Board of Directors initiated a share repurchase program. The Company has been repurchasing shares since initiation and the Board of Directors has continued to refresh the amount of authorized share repurchases. At December 27, 2025, there was $100.0 million remaining under the current share repurchase authorization. In addition, on January 29, 2026, the Board of Directors approved an increase to the share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended December 27, 2025 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
11/30/25 - 12/27/25	582,127	$85.87	582,127
	582,127		582,127	$100,000

Item 5. OTHER INFORMATION

During the nine months ended December 27, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Executive Employment Agreement, dated as of January 12, 2026, between David McKinstray and Champion Home Builders, Inc.†

10.2	Transition Agreement, dated as of December 1, 2025, between Laurie Hough and Champion Home Builders, Inc.†

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	February 4, 2026
Tim Larson	(Principal Executive Officer)

/s/ David McKinstray	Executive Vice President, Chief Financial Officer and Treasurer	February 4, 2026
David McKinstray	(Principal Financial Officer)