Form 10-K
period 2026-03-28
Champion Homes, Inc.
filed 2026-05-26
CIK 90896

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2026

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

The aggregate market value of the Registrant’s common stock, par value $0.0277 per share, held by non-affiliates was $4,135,959,950 (computed by reference to the closing sales price of the Registrant’s common stock as of September 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter). Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

Number of shares of common stock outstanding as of May 19, 2026: 54,893,854

FORM 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement used in connection with its 2026 Annual Meeting of Shareholders to be held on July 30, 2026, and which will be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

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
•
the potential impact of natural disasters or geopolitical conflicts on our supply chain, sales and raw material costs;
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

We are a leading producer of factory-built housing in North America with net sales for the year ended March 28, 2026 (“fiscal 2026”) of approximately $2.7 billion. We have more than 70 years of homebuilding experience, approximately 9,300 employees and 46 manufacturing facilities located in 20 states across the United States and three provinces in western Canada. We offer a leading portfolio of manufactured and modular homes, park model RVs, accessory dwelling units (“ADUs”) and modular buildings for the single and multi-family markets. Our facilities are strategically located to serve strong regions in the United States and western Canada. We operated 17 manufacturing facilities in the top ten states with the highest number of manufactured homes shipped in fiscal 2026. We believe that we maintained the following leading positions in the factory-built housing industry in the United States and western Canada (based on units) in calendar year 2025:

•
Number two position in the manufactured housing segment in the United States
•
Number one modular builder in the United States
•
A leading position in western Canada
•
A leading position in park model RV sales

We believe our leading positions are driven by our comprehensive product offering, strong brand reputation, broad manufacturing footprint, and our complementary retail, construction services, and logistics businesses. Our market share in the United States total housing market was approximately 2.6% in fiscal 2026.

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

In addition to our core home-building business, we operate a factory-direct manufactured home retail business, marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands. We had 84 active sales centers spanning the United States at the end of fiscal 2026. We also provide construction services to install and set-up factory-built homes under the Champion Construction brand, and we operate Star Fleet Trucking, which provides transportation services to the manufactured housing and other industries from several dispatch locations across the United States.

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

Corporate Sustainability

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

Champion Homes manages its operations to minimize resource consumption and environmental impacts. We continue to identify opportunities to reduce our environmental impact across our operations by reducing raw material waste, designing and constructing energy efficient homes, conserving our natural resources through recycling programs and reducing our carbon footprint by producing our homes in factories close to where our customers and employees live. Many of our U.S. manufacturing facilities are certified to produce Energy Star® energy efficient rated homes through a special Environmental Protection Agency program for manufactured housing. Environmental sustainability is at the forefront of what we do every day.

We participate in a reforestation program with Arbor Day Foundation. With forestry products central to the construction of homes, we participate in a program to plant one tree for every tree used in construction of our homes. Through this partnership, we have planted more than two million trees since 2021. Reforestation contributes to the environment by replenishing forests, reducing greenhouse gases ("GHG") emissions, and protecting local watersheds.

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

In furtherance of our commitments to our employees and communities, the Company has adopted an internal Human Trafficking Policy applicable to all of our operations and further engaged a third-party vendor to audit our supply chain annually to identify potential human trafficking risks. A copy of our Human Trafficking Policy is available within the Investor Relations section of our website at www.championhomes.com.

As of March 28, 2026, we employed approximately 9,300 full and part time employees. Our human capital resource objectives include identifying, recruiting, training, retaining and incentivizing our employees. We are proud of the strong relationship we maintain with our employees and seek to support them through competitive compensation packages and a comprehensive suite of benefits. As of March 28, 2026, our manufacturing facilities in Canada employed approximately 700 workers of which the majority belong to trade associations that operate under collective bargaining agreements. There are four collective bargaining agreements (one for each Canadian manufacturing facility) and each are set to expire at various dates through 2028.

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

We take the health and safety of our employees seriously. We provide a variety of Company sponsored healthcare programs, including health, dental, and vision, that allow employees to manage their and their family's health and well-being. We expect each employee to follow our safety standards and protocols. Our Environmental Health and Safety (“EHS”) team works to benchmark and implement EHS best practices across our plants. Each of our locations performs regular safety audits to ensure that proper safety policies are in place and appropriate safety training is provided. In addition to training and development, we measure and report monthly safety metrics and regularly review our safety performance with our Board of Directors.

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

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate architecture, marketing, and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for their respective markets. We design and build homes with a traditional residential or site-built appearance through the use of, among other features, dormers and higher pitched roofs. We are also very active in the design and construction of energy-efficient homes and built over 6,200 homes last year that met the Energy Star® certification standards.

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

The production schedules of our homebuilding facilities are based upon customer orders. Orders are generally subject to cancellation at any time up to the commencement of production without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their customer's lender. Because we produce homes to fulfill wholesale orders, our factories generally do not carry finished goods inventories, except for homes awaiting delivery. We manage our production levels, capacity and workforce size based upon current market demands. In typical demand and economic environments, orders are generally filled within 90 days of receipt. At March 28, 2026, we had a manufacturing backlog of home orders with wholesale sales value of approximately $316.0 million. After production of a particular home has commenced, the order becomes noncancelable and the customer is obligated to take delivery of the home.

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

We offer a wide selection of manufactured and modular homes as well as park model RVs at company-owned retail locations marketed under the Regional Homes, Titan Factory Direct and Champion Homes Center brands. We maintain our company-owned retail presence through 84 retail sales centers across the U.S. Our captive retail distribution enhances the reach of our factory-built housing products directly to homebuyers.

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

During fiscal 2026, the average selling price of our factory-built homes in the U.S. was $97,800 and in Canada was $122,800. Manufactured home wholesale prices generally ranged from $25,000 to over $400,000. Retail sales prices of the homes, without land, generally ranged from $40,000 to over $500,000, depending upon size, floor plan, features, and options.

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

In inflationary and higher interest rate environments, factory-built housing provides an affordable alternative to other types of housing such as site-built housing and condominiums, and to existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety ("IBTS") and the United States Department of Commerce, Bureau of the Census, for the 2025 calendar year, manufactured housing wholesale shipments of homes constructed in accordance with the HUD code accounted for an estimated 10% of all new single-family homes starts.

According to data reported by the Manufactured Housing Institute (“MHI”), industry manufactured home shipments were 100,380, 105,206, and 92,288 units during fiscal 2026, 2025, and 2024, respectively. While shipments of HUD-coded manufactured homes have improved modestly in recent years, manufactured housing’s most recent annual shipment levels still operate at lower levels than the long-term historical average of over 200,000 units annually. The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market, interest rates and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

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

Financing

Commercial Financing. Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third-party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. Under a typical floor plan financing arrangement, an independent financial institution specializing in this line of business provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution customarily requires us, as the manufacturer of the home, to enter into a separate repurchase agreement with the financial institution that, upon default by the retailer and under certain other circumstances, obligates us to repurchase the financed home at declining prices over the term of the repurchase agreement (which, in most cases, is 24 months but under certain circumstances can be until the home is sold by the retailer). The price at which we may be obligated to repurchase a home under these agreements is based upon the amount financed, plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer. The maximum amount of our contingent obligations under such repurchase agreements was approximately $233.7 million as of March 28, 2026. The risk of loss under these agreements is spread over many retailers and is further reduced by the resale value of the homes. During fiscal 2026, approximately 26% of our sales to independent retailers were financed under floor plan agreements with national lenders, while the remaining 74% were financed under various arrangements with local or regional banks, internal financing, or paid in cash. We generally receive payment from the lending institution 5 to 10 days after a home is sold and invoiced.

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

Factory-built housing is also very competitive. According to MHI, in March 2026, there were 33 producers of manufactured homes in the U.S. operating an estimated 147 production facilities. For calendar 2025, the top three companies had a combined market share for HUD code homes of approximately 85%. We estimate that there were approximately 2,400 industry retail locations operating throughout the U.S. during calendar 2025.

Based on industry data reported by IBTS, in fiscal 2026 our U.S. wholesale market share of HUD code homes sold was 22.5%, compared to 22.0% in fiscal 2025. We compete with the other producers of manufactured homes, as well as companies selling homes repossessed from wholesalers or consumers. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses, and condominiums. Collectively, manufactured housing represents approximately 10% of annual U.S. single family home starts.

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

Certain materials used in the construction of homes such as lumber, insulation, steel, drywall, oil-based products and fuel, among others, can become scarce during periods of high demand for new home construction as well as renovation and remodeling of existing homes. We depend on timely and sufficient delivery of raw materials from our suppliers. In addition, a few key components of our products are produced by a small group of quality suppliers that have the capacity to supply large quantities. Disruption to the supply chain of these key components, including as a result of changes in U.S. trade policies, could have an adverse impact on our production output. Raw material shortages from these and other suppliers can be more severe during periods following natural disasters, geopolitical conflicts or other broader economic disruptions.

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

We cannot be certain that historical consumer preferences for factory-built homes in general, and for our products in particular, will remain unchanged. Our ability to remain competitive depends heavily on our ability to provide a continuing and timely introduction of innovative product offerings. We believe that the introduction of new features, designs, and models will be critical to the future success of our operations. Managing frequent product introductions poses inherent risks. Delays in the introduction or market acceptance of new models, designs, or product features could have a material adverse effect on our business. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. Further, we cannot be certain that new product introductions will not reduce net sales from existing models and adversely affect our results of operations. Competitors could leverage artificial intelligence to develop new products or methods of enhancing their operations to gain consumer advantages. In addition, our net sales may be adversely affected if our new models and products are not introduced to the market on time or are not successful when introduced. Finally, our competitors’ products may obtain better market acceptance despite our efforts to lead the market.

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

Increased attention and evolving expectations relating to sustainability matters may impact our business, financial results or stock price.

Increased attention continues to be directed to publicly traded companies and their activities related to sustainability matters. Advocacy groups have campaigned for action to promote change at public companies related to sustainability matters. These activities include increasing action related to climate change and the use of energy efficient building products. Different stakeholder groups have divergent views on sustainability matters, which increases the risk that any action or lack thereof with respect to sustainability matters may be perceived negatively and adversely impact our reputation and business. In addition, organizations that provide information to investors on corporate governance and other matters have developed ratings systems for evaluating companies on their approach to sustainability. Unfavorable sustainability ratings may lead to negative investor sentiment which could have a negative impact on our stock price.

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

We rely on qualified drivers to deliver homes from our manufacturing facilities to retail centers and customer home sites. A lack of qualified drivers to deliver manufactured homes could result in an increase in our cost of goods sold and operating expenses. Additionally, delays in the shipment of completed homes due to lack of qualified drivers could impact our ability to meet customer demand on a timely basis. Shortages or increased transportation costs from rising fuel prices could also have an adverse impact to our operations.

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

Although we maintain our own factory direct retail business in select markets, we conduct a majority of our business through independent distributors. Approximately 75% of our shipments of homes in fiscal 2026 were made to independent customers throughout the U.S. and western Canada. We may not be able to establish relationships with new independent customers or maintain good relationships with independent distributors that sell our homes. Even if we establish and maintain relationships with independent distributors, these customers are not obligated to sell our homes exclusively and may choose to sell competitors’ homes instead. The independent customers with whom we have relationships can cancel these relationships on short notice. In addition, these customers may not remain financially solvent, as they are subject to industry, economic, demographic, and seasonal trends similar to those faced by us. If we do not establish and maintain relationships with solvent independent distributors in the markets we serve, sales in those markets, if we cannot offset by sales through an expanded factory-direct retail business, could decline and our results of operations and cash flows could suffer.

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

Cyber threats are ongoing, rapidly evolving and becoming increasingly sophisticated. As the breadth and complexity of the technologies we use continue to grow, the risk of security breaches and cyber attacks also increases. Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity attacks by hackers or breached due to employee error, malfeasance, or other disruptions, particularly with employees and others on data networks working increasingly from home. We, our partners, vendors, and other third-party providers could be susceptible to third-party attacks on our and their information security systems, which attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups. Furthermore, advancements in artificial intelligence could be used by threat actors to attack our systems by using increasingly sophisticated and effective techniques to access our data. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, expose us to liability under laws that protect the privacy of personal information, disrupt our operations and divert our management's attention, increase the costs required to prevent, respond to or mitigate an incident and damage our reputation, any of which could adversely affect our business.

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

A large portion of the people who buy our homes finance their home purchases through third-party lenders. Increases in interest rates or decreases in the availability of consumer financing have affected and could continue to adversely affect the market for homes. In early 2022, the U.S. Federal Open Market Committee began raising the target rate for the federal funds rate in response to rising inflation. While the federal funds rate began to decrease in fiscal 2026, it still remains significantly higher than historic lows and the rate could increase in the future if rates of inflation increase. Potential manufactured housing customers have been and may continue to be less willing or able to pay the increased monthly costs that result from higher loan rates. In addition, recent increases in the prices of homes resulting from inflation, combined with higher loan rates, have limited and may continue to limit consumers’ ability to obtain financing to purchase a home. Lenders may also increase the qualifications needed for financing or adjust their terms to address any increased credit risk. These factors could continue to adversely affect the sales or pricing of our factory-built homes. These developments have historically had, and may once again have, an adverse effect on the overall demand for factory-built housing and its competitiveness with other forms of housing and could continue to adversely affect our results of operations and financial condition.

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

Inflation adversely affects us by increasing costs of raw materials, labor and transportation. Inflation also adversely affects our customers by decreasing purchasing power and ability to afford a new home. The U.S. economy recently experienced a period of higher inflation, stemming from efforts by the U.S. government to stimulate the economy and other factors. The increased rate of inflation has also led to higher interest rates, which has had and continue to have a negative impact on the housing industry, as well as increases in our borrowing rates. While we have historically been able to pass along price increases to our customers, in a persistently inflationary environment, we may not be able to raise prices sufficiently in order to maintain our margins.

The availability of wholesale financing for retailers is constrained due to a limited number of floor plan lenders and reduced lending limits.

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

As of March 28, 2026, 17.1% of our total assets consisted of goodwill, all of which is allocated to reporting units included in the U.S. Factory-built Housing segment. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other ("ASC 350"), we test goodwill at least annually for impairment or more often than annually if an event or circumstance indicates that an impairment is more likely than not to have occurred. If goodwill has become impaired, we charge the impairment as an expense in the period in which the impairment occurs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements. A write-off of all or part of our goodwill could adversely affect our results of operations and financial condition.

We previously had a material weakness in our internal control over financial reporting and if we have additional material weaknesses in the future it could affect our ability to report financial information timely and accurately, negatively affect investor confidence, and cause reputational harm.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II, Item 9A "Controls and Procedures," management identified a material weakness in its internal control over financial reporting as of March 29, 2025 due to the lack of effectiveness of internal controls in the Regional Homes retail operations acquired in October 2023. Although the material weakness was remediated in fiscal 2026, there can be no assurances that additional material weaknesses will not occur in the future. If we are unable to remediate a material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it could adversely affect our ability to accurately report our financial results in a timely manner, resulting in material misstatements in our financial statements or causing us to fail to meet our reporting obligations, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and cause reputational harm.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to our operating facilities as of March 28, 2026:

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
* -- land only leased; facility owned
** -- the land and operating facility in Millen, Georgia are maintained under a lease, however, we retain an option to purchase throughout the lease period

Our corporate headquarters is in Troy, Michigan and we have an administrative office in Elkhart, Indiana. We also have 84 retail sales centers located across the U.S. and eight terminals for our logistics operations across four states in the U.S. The corporate offices, some of our retail sales centers, and logistics terminals are leased properties. The contractual lease for our Troy, Michigan office expires in December 2027 and the contractual lease for our Elkhart, Indiana office expires in September 2028. Two of the manufacturing facilities are encumbered by industrial revenue bonds and two are encumbered by notes payable. In the opinion of management, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels.

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

Holders

As of May 19, 2026, the Company had approximately 212 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

On May 16, 2024, the Company's Board of Directors initiated a share repurchase program. The Company has been repurchasing shares since the program's initiation and the Board of Directors has continued to refresh the amount of authorized share repurchases. At March 28, 2026, there was $100.0 million remaining under the current share repurchase authorization. In May, 2026, the Board of Directors approved an increase to the share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this share repurchase program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended March 28, 2026 was as follows:

Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
2/1/2026 - 2/28/26	534,803	$93.47	534,803
	534,803		534,803	$100,000

Securities Authorized for Issuance Under Equity Compensation Plans

Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report contains certain information relating to the Company’s equity compensation plans.

Stock Performance

The following graph shows the cumulative total stockholder return on our common stock over the period spanning April 3, 2021 to March 28, 2026, as compared with that of the Russell 3000 Index and a selected peer group of comparable, publicly traded companies in the housing segment, based on an initial investment of $100 on April 3, 2021.

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

	4/3/2021	4/2/2022	4/1/2023	3/30/2024	3/29/2025	3/28/2026
Champion Homes, Inc.	$100.00	$117.10	$158.65	$179.27	$198.40	$152.97
Peer Group*	100.00	82.89	105.54	157.71	128.87	125.13

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

Certain statements set forth below under this caption constitute forward-looking statements. See Part I, “Cautionary Statement About Forward-Looking Statements,” of this Annual Report on Form 10-K for additional factors relating to such statements, and see Item 1A, “Risk Factors,” of this Annual Report for a discussion of certain risks applicable to our business, financial condition, results of operations and cash flows. See also Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended March 29, 2025, which provides additional information on comparisons of fiscal years 2025 and 2024.

Overview

The Company is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including manufactured construction, company-owned retail locations, construction services, and transportation logistics. The Company is the largest independent publicly traded factory-built solutions provider in North America based on revenue, and markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S. and Moduline and SRI Homes in western Canada. The Company operates 42 manufacturing facilities throughout the U.S. and four manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 84 sales centers that sell manufactured homes to consumers across the U.S. while the construction services business installs and sets up factory-built homes. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

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

During fiscal 2024, the Company made an equity investment in ECN Capital Corporation ("ECN"). The investment, in part, facilitated the creation of a captive finance company in partnership with Triad Financing Services, Inc. ("Triad"), a subsidiary of ECN. The captive finance company, Champion Financing, through Triad, provides factory-built home floor plan and consumer loans to manufactured home retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus any accrued but unpaid dividends. The transaction closed on April 24, 2026, which resulted in the liquidation of the Company's investment in ECN common and preferred shares in the first quarter of fiscal 2027. The liquidation of the Company's investment in ECN common and preferred shares will not impact the future operations of Champion Financing.

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

The Company's manufacturing backlog decreased to $316.0 million as of March 28, 2026 compared to $343.4 million as of March 29, 2025. The decrease in backlog is a function of production rates exceeding order rates during fiscal 2026 compared to fiscal 2025.

For fiscal 2026, approximately 87% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the Federal HUD code construction standard in the U.S. According to data reported by MHI, HUD-code industry home shipments were 100,380, 105,206, and 92,288 units during fiscal 2026, 2025, and 2024, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 22.5%, 22.0%, and 19.9% in fiscal 2026, 2025, and 2024, respectively. Annual industry shipments have generally increased each year since calendar year 2009 when only 50,000 HUD-coded manufactured homes were shipped, the lowest level since the industry began recording statistics in 1959. While shipments of HUD-coded manufactured homes have improved modestly in recent years, current manufactured housing shipments are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 10% of all U.S. single family home starts.

RESULTS OF OPERATIONS FOR FISCAL 2026 VS. 2025

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025

Results of Operations Data:
Net sales	$2,663,639	$2,483,448
Cost of sales	1,959,320	1,819,425
Gross profit	704,319	664,023
Selling, general, and administrative expenses	452,554	426,991
Operating income	251,765	237,032
Interest (income), net	(16,444)	(16,974)
Other income	(2,362)	(3,362)
Income from operations before income taxes	270,571	257,368
Income tax expense	56,757	53,724
Net income before equity in net (income) loss of affiliates	213,814	203,644
Equity in net (income) loss of affiliates	(382)	2,004
Net income	$214,196	$201,640
Net income attributable to non-controlling interest	7,298	3,227
Net income attributable to Champion Homes, Inc.	$206,898	$198,413

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$206,898	$198,413
Income tax expense	56,757	53,724
Interest (income), net	(16,444)	(16,974)
Depreciation and amortization	47,789	41,910
Equity in net (income) loss of ECN	(1,192)	363
Change in fair value of contingent consideration	4,496	8,620
Plant closure costs	5,832	—
Gain on sale of idle facility	(3,650)	—
Product liability - water intrusion, net	5,030	—
Transaction costs	1,794	—
Other	919	(1,000)
Adjusted EBITDA	$308,229	$285,056
As a percent of net sales:
Gross profit	26.4%	26.7%
Selling, general and administrative expenses	17.0%	17.2%
Operating income	9.5%	9.5%
Net income attributable to Champion Homes, Inc.	7.8%	8.0%
Adjusted EBITDA	11.6%	11.5%

FISCAL PERIODS

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2026 and 2025 were each 52-week periods.

NET SALES

The following table summarizes net sales for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	Change	% Change

Net sales	$2,663,639	$2,483,448	$180,191	7.3%
U.S. manufacturing and retail net sales	$2,515,831	$2,357,916	$157,915	6.7%
U.S. homes sold	25,718	25,273	445	1.8%
U.S. manufacturing and retail average home selling price	$97.8	$93.3	$4.5	4.8%
Canadian manufacturing net sales	$110,986	$94,172	$16,814	17.9%
Canadian homes sold	904	785	119	15.2%
Canadian manufacturing average home selling price	$122.8	$120.0	$2.8	2.3%
Corporate/Other net sales	$36,822	$31,360	$5,462	17.4%
U.S. manufacturing facilities in operation at year end	42	43	(1)	(2.3%)
U.S. retail sales centers in operation at year end	84	72	12	16.7%
Canadian manufacturing facilities in operation at year end	4	5	(1)	(20.0%)

Net sales for fiscal 2026 were $2.7 billion, an increase of $180.2 million, or 7.3%, over fiscal 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Fiscal 2026 net sales for the Company’s U.S. manufacturing and retail operations increased by $157.9 million, or 6.7%, from fiscal 2025. The increase was due to an increase of 1.8% in the number of new homes sold and an increase of 4.8% in the average selling price per new home. The increase in the number of homes sold was primarily due to the inclusion of Iseman Homes since the acquisition in May 2025 and higher wholesale unit sales sold to independent retail channels. The increase in average selling price was driven by a shift in product mix to more multi-wide units and increased pricing at our company-owned retail sales centers.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales increased by $16.8 million, or 17.9% in fiscal 2026 compared to the prior year, primarily due to an increase of 15.2% in homes sold and an increase in average selling price. The increase in homes sold is due to higher demand in certain markets. Net sales for the Canadian segment were also favorably impacted by approximately $0.6 million as the Canadian dollar weakened relative to the U.S. dollar during fiscal 2026 as compared to the prior year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities and the elimination of intersegment sales. During fiscal 2026, net sales for the segment increased by $5.5 million, or 17.4%, compared to fiscal 2025, primarily due to increased operating activities in Champion Financing, partially offset by a decrease in recreational vehicle shipments.

GROSS PROFIT

The following table summarizes gross profit for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Gross profit:
U.S. Factory-built Housing	$641,636	$617,314	$24,322	3.9%
Canadian Factory-built Housing	32,079	23,823	8,256	34.7%
Corporate/Other	30,604	22,886	7,718	33.7%
Total gross profit	$704,319	$664,023	$40,296	6.1%
Gross profit as a percent of net sales	26.4%	26.7%

Gross profit as a percent of sales during fiscal 2026 was 26.4% compared to 26.7% during fiscal 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment increased by $24.3 million, or 3.9%, during fiscal 2026 compared to the prior year. As a percent of net sales, gross profit was 25.5% for fiscal 2026 compared to 26.2% in the prior fiscal year. The increase in gross profit was primarily driven by higher revenue as discussed above. The decrease in gross profit as a percent of segment net sales was driven by higher material and labor costs and the $8.4 million charge in the fourth quarter of fiscal 2026 to adjust our estimated costs to remediate water intrusion in certain homes built in one of our manufacturing facilities, partially offset by $3.5 million of reimbursements received from the material distributor for the Company's remediation costs incurred.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $8.3 million, or 34.7%, during fiscal 2026 compared to the prior year. The increase in gross profit was due to higher sales volumes. Gross profit increased to 28.9% as a percent of segment net sales from 25.3% in the prior year due to increased leverage of fixed manufacturing costs.

Corporate/Other:

Gross profit for the Corporate/Other segment increased by $7.7 million, or 33.7%, during fiscal 2026 compared to the same period in the prior year. Gross profit increased as a result of increased operating activity of Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses include foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes SG&A expenses for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Selling, general, and administrative expenses:
U.S. Factory-built Housing	$344,278	$327,015	$17,263	5.3%
Canadian Factory-built Housing	16,662	10,913	5,749	52.7%
Corporate/Other	91,614	89,063	2,551	2.9%
Total selling, general, and administrative expenses	$452,554	$426,991	$25,563	6.0%
Selling, general, and administrative expenses as a percent of net sales	17.0%	17.2%

SG&A expenses were $452.6 million during fiscal 2026, an increase of $25.6 million compared to the prior year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

SG&A expenses for the U.S. Factory-built Housing segment increased by $17.3 million, or 5.3%, during fiscal 2026 as compared to the prior year. SG&A expenses, as a percent of segment net sales, decreased to 13.7% in fiscal 2026 compared to 13.9% during fiscal 2025. The increase in SG&A expenses was primarily due to higher salaries and incentive compensation costs, which are generally based on sales volume or measures of profitability, the inclusion of Iseman Homes, and $1.0 million of costs associated with the idling of the Bartow, Florida plant, partially offset by a $3.7 million gain on the sale of an idle facility in the second quarter of fiscal 2026 and $4.1 million less charges related to the change in fair value of the contingent consideration from acquisitions.

Canadian Factory-built Housing:

SG&A expenses for the Canadian Factory-built Housing segment increased $5.7 million, or 52.7% compared to the prior year. SG&A expenses, as a percent of segment net sales, were 15.0% during fiscal 2026 compared to 11.6% in fiscal 2025. The increases were due to $5.2 million of costs associated with the Kelowna, BC plant closure.

Corporate/Other:

SG&A expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. SG&A expenses for Corporate/Other increased by $2.6 million, or 2.9%, during fiscal 2026 as compared to the prior year due primarily to higher stock compensation and professional fees, partially offset by lower IT costs.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Interest income	$23,992	$25,442	$(1,450)	(5.7%)
Interest expense	(7,548)	(8,468)	920	(10.9%)
Interest income, net	$16,444	$16,974	$(530)	(3.1%)
Average outstanding floor plan payable	$100,370	$98,689
Average outstanding debt	$24,276	$24,721
Average cash balance	$624,299	$552,701

Interest income, net was $16.4 million during fiscal 2026, compared to $17.0 million in the prior year. The change was primarily due to lower interest rates on invested cash balances and average floor plan payables.

OTHER INCOME

The following table summarizes other income for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Other income	$2,362	$3,362	$(1,000)	(29.7%)

Other income of $2.4 million for fiscal 2026 represents dividend income from the investment in ECN Preferred shares. Other income of $3.4 million for fiscal 2025 represents dividend income from the investment in ECN Preferred shares and $1.0 million of insurance proceeds for partial settlement of certain Champion Home Builders’ pre-bankruptcy workers' compensation claims.

INCOME TAX EXPENSE

The following table summarizes income tax expense for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Income tax expense	$56,757	$53,724	$3,033	5.6%
Effective tax rate	21.0%	20.9%

Income tax expense during fiscal 2026 was $56.8 million, representing an effective tax rate of 21.0%, compared to income tax expense of $53.7 million, representing an effective tax rate of 20.9%, in fiscal 2025.

The Company’s effective tax rate for both fiscal 2026 and 2025 differs from the federal statutory income tax rate of 21.0%, due primarily to the effect of non-deductible expenses, state and local income taxes, and foreign rate differential, partially offset by tax credits.

Equity in net (income) loss of affiliates

The following table summarizes equity in net (income) loss of affiliates for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change
Equity in net (income) loss of affiliates	$(382)	$2,004	$(2,386)	(119.1%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net income of affiliates of $0.4 million in fiscal 2026 represents net income on the equity method investment in ECN of $1.2 million and net losses from other unconsolidated affiliates of $0.8 million. Equity in net loss of affiliates of $2.0 million for fiscal 2025 represented net losses on the equity method investment in ECN of $0.4 million and net losses from other unconsolidated affiliates of $1.6 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change
Net income attributable to non-controlling interest	$7,298	$3,227	$4,071	126.2%

Net income attributable to non-controlling interest, which is a reduction to net income attributable to Champion Homes, Inc., represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	$ Change	% Change

Net income attributable to Champion Homes, Inc.	$206,898	$198,413	$8,485	4.3%
Income tax expense	56,757	53,724	3,033	5.6%
Interest (income), net	(16,444)	(16,974)	530	(3.1%)
Depreciation and amortization	47,789	41,910	5,879	14.0%
Equity in net (income) loss of ECN	(1,192)	363	(1,555)	*
Change in fair value of contingent consideration	4,496	8,620	(4,124)	(47.8%)
Plant closure costs	5,832	-	5,832	*
Gain on sale of idle facility	(3,650)	-	(3,650)	*
Product liability - water intrusion, net	5,030	-	5,030	*
Transaction costs	1,794	-	1,794	*
Other	919	(1,000)	1,919	*
Adjusted EBITDA	$308,229	$285,056	$23,173	8.1%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for fiscal 2026 was $308.2 million, an increase of $23.2 million from fiscal 2025. The increase is a result of higher sales volumes and gross profit, partially offset by higher SG&A expenses. See the definition of Adjusted EBITDA under “Non-GAAP Financial Measures” below for additional information regarding the definition and use of this metric in evaluating the Company’s results.

BACKLOG

Although orders from customers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at March 28, 2026 totaled $316.0 million compared to $343.4 million at March 29, 2025. The decrease in backlog is a function of production rates exceeding order rates during fiscal 2026 compared to fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents summary cash flow information for fiscal 2026 and 2025:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025

Net cash provided by (used in):
Operating activities	$303,868	$240,857
Investing activities	(57,196)	(46,155)
Financing activities	(222,220)	(73,038)
Effect of exchange rate changes on cash	3,469	(6,389)
Net increase in cash and cash equivalents	27,921	115,275
Cash and cash equivalents at beginning of period	610,338	495,063
Cash and cash equivalents at end of period	$638,259	$610,338

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, maturities of long-term debt, and strategic initiatives and investments. The Company's Second Amended and Restated Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility ("Second Amended Credit Agreement"). At March 28, 2026, there were no borrowings under the Second Amended Credit Agreement and letters of credit issued under the Second Amended Credit Agreement totaled $27.5 million. Total available borrowings under the Second Amended Credit Agreement as of March 29, 2025 were $172.5 million. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $303.9 million in fiscal 2026 compared to $240.9 million in fiscal 2025. The increase was driven by changes in deferred taxes and favorable changes in working capital items primarily a result of the decrease in finished goods inventories at the company-owned retail sales centers.

Cash used in investing activities was $57.2 million in fiscal 2026 versus $46.2 million in fiscal 2025. The increase in cash used in investing activities was related to the acquisition of Iseman Homes in the first quarter of fiscal 2026, offset in part by a reduction in expenditures for property, plant and equipment.

Cash used in financing activities was $222.2 million in fiscal 2026 versus $73.0 million in fiscal 2025. The increase in cash used in financing activities was primarily a result of an increase in repurchases of the Company's stock in fiscal 2026 and reduction of floor plan payables.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Credit Facility

The Second Amended Credit Agreement matures in July 2030 and has no scheduled amortization. The interest rate on borrowings under the Second Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). In addition, the Company is obligated to pay an unused line fee ranging between 0.15% and 0.30% depending on the consolidated total net leverage ratio, in respect of unused commitments under the Amended Credit Agreement.

Letter of Credit Facility

The Company has a letter of credit sub-facility under the Second Amended Credit Agreement. At March 28, 2026, letters of credit issued under the sub-facility totaled $27.5 million.

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

Floor Plan Payable

At March 28, 2026, the Company had outstanding borrowings on floor plan financing arrangements of $94.6 million. The Company’s retail operations utilize floor plan financing to fund the acquisition of manufactured homes for display or resale. The arrangements provide for borrowings up to $308.0 million. Floor plan payables are secured by the homes acquired and are required to be repaid when the Company sells the financed home to a customer.

Contingent Obligations

The Company has contingent liabilities and obligations at March 28, 2026, including surety bonds and letters of credit totaling $14.8 million and $27.5 million, respectively. Additionally, the Company is contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to independent retailers. The contingent repurchase obligation as of March 28, 2026 is approximately $233.7 million, without reduction for the resale value of the homes collateralizing the potential repurchases. The Company has the ability to resell the repurchased collateral to other retailers, and losses incurred on repurchased homes have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.7 million at March 28, 2026. See “Critical Accounting Polices and Estimates – Reserve for Repurchase Commitments” below.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company developed a remediation plan under Subpart I of the HUD code, which was approved in fiscal 2025. The plan called for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded a charge of $34.5 million during the fourth quarter of fiscal 2024 related to the estimated costs of the planned remediation efforts. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. During fiscal 2026, the Company reassessed the total expected remaining estimated costs of the planned remediation efforts and determined, through completed inspection, repair and settlement efforts, that there was sufficient experience such that recording to the low end of a range of losses was no longer appropriate. The actuarial analysis completed in the fourth quarter of fiscal 2026 resulted in a charge of $8.5 million to increase the remaining estimated liability to $35.6 million at March 28, 2026. The Company will continue to monitor the population of affected homes and the results of the inspection and repair activities, including actual repair costs on the affected homes and the number of affected homes to be repaired, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods.

In January 2026, the Company entered into an agreement with the distributor of the roofing material to share certain costs of the remediation. As a result, the Company received $3.5 million cash payment in the fourth quarter of fiscal 2026 and will receive $2.5 million of future purchase credits. Reimbursements are reflected as a reduction to cost of goods sold as cash is received or purchase credits are applied. Additionally, the distributor will reimburse the Company for a portion of future remediation costs which will be both in the form of cash and purchase credits. Such amounts will be reflected as a reduction to cost of goods sold when those purchase credits are applied.

NON-GAAP FINANCIAL MEASURES - ADJUSTED EBITDA

The Company defines Adjusted Earnings Before Interest Taxes and Depreciation and Amortization (“Adjusted EBITDA”) as net income or loss attributable to Champion Homes, Inc. plus expenses or minus income for: (a) the provision for income taxes; (b) interest income or expense, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims and reimbursement of water intrusion costs; and (h) other non-operating income or expense including but not limited to those costs for the acquisition and integration or disposition of businesses, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP and should not be considered an alternative to, or more meaningful than, net income or loss prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its general insurance, product liability, workers’ compensation, auto, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. The Company is currently liable for the first $500,000 of incurred losses for each workers’ compensation incident, $150,000 for each auto liability claim and is responsible for losses up to the first $500,000 per occurrence for general, product liability, and property insurance. Generally catastrophic losses are insured up to $80 million. The Company establishes reserves for reported and unreported losses and insurance company reimbursements under these programs using an actuarial determined value which takes into consideration prior claim experience, estimates of losses for known occurrences and the respective volume of business activity for a given period. Estimated self-insurance costs are accrued for all expected future expenditures for reported and unreported claims based on historical experience.

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

In fiscal 2026, the Company performed qualitative assessments of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessments indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Reserve for Repurchase Commitments

As is customary in the factory-built housing industry, a significant portion of the home sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Certain homes sold pursuant to repurchase agreements are subject to repurchase, generally up to 24 months after the sale of the home to the retailer. Certain other homes sold pursuant to repurchase agreements are subject to repurchase until the home is sold by the retailer. For those homes with an unlimited repurchase period, the Company’s risk of loss upon repurchase declines due to required monthly principal payments by the retailer. After 18 to 36 months from the date of the Company’s sale of the home, the risk of loss on these homes is low, and by the 46th month, most programs require that the home be paid in full, at which time the Company no longer has risk of loss. Pursuant to these agreements, during the repurchase period, generally upon default by the retailer and repossession by the financial institution, the Company is obligated to repurchase the homes from the floor plan lenders. The contingent repurchase obligation as of March 28, 2026 was estimated to be approximately $233.7 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Losses incurred on homes repurchased have been insignificant in recent periods. The reserve for estimated losses under repurchase agreements was $1.7 million at March 28, 2026.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Debt obligations under the Amended Credit Agreement are subject to variable rates of interest based on SOFR or an ABR, at the election of the Company. Changes in interest rates will affect interest payments on outstanding debt balances. At March 28, 2026, there were no outstanding borrowings on the Amended Credit Agreement.

The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At March 28, 2026, the Company’s borrowings under the industrial revenue bonds were at variable rates, borrowings under notes payable assumed from the acquisition of Regional Homes are at fixed rates and borrowings under floor plan financing arrangements were at a combination of fixed and variable rates.

Obligations under industrial revenue bonds and certain floor plan financing arrangements are subject to variable rates of interest based on a municipal bond index rate and on terms negotiated with the floor plan lenders respectively. At March 28, 2026, there was $94.6 million outstanding on floor plan agreements and $12.4 million outstanding on borrowings under industrial revenue bonds. A 100 basis point increase in the underlying interest rates would result in additional annual interest expense of approximately $0.9 million on outstanding floor plan balances and industrial revenue bonds.

Foreign Exchange Risk

The Company is exposed to foreign exchange risk with its factory-built housing operations in Canada. The Canadian operations had fiscal 2026 net sales of $153.4 million Canadian dollars. Assuming future annual Canadian net sales equivalent to fiscal 2026, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.5 million. The Company also has foreign exchange risk for cash balances maintained in Canadian dollars that are subject to fluctuating values when exchanged into U.S. dollars. The Company does not financially hedge its investment in the Canadian operations or in Canadian denominated bank deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, exhibits and schedules are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 28, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2026.

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

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on management's evaluation under the criteria in the 2013 Framework, management concluded that the Company's internal control over financial reporting was effective as of March 28, 2026.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A. Controls and Procedures in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2025, management identified a material weakness in internal controls related to ineffective operation of controls in the retail operations of Regional Homes, which the Company acquired in October 2023. This material weakness resulted from insufficiently documented manual controls over the recording of transactions, and the lack of analysis and review related to financial statement accounts. As a result of the material weakness there was a reasonable possibility that the ineffective operating controls could have resulted in a material misstatement in the Company’s Consolidated Financial Statements that would not be detected.

During fiscal 2026, management implemented remediation measures designed to ensure that the control deficiencies contributing to the material weakness were remediated such that those controls were designed, implemented, and operating effectively. The remediation actions included (i) improving the retail accounting and information systems to produce reports which supported the performance of control activities, (ii) designing and implementing manual controls to validate the completeness and accuracy of data; (iii) developing and implementing additional training for control owners concerning the principles and requirements of each control, (iv) hiring and training additional accounting and operating personnel at all levels of the retail operations of Regional Homes; and (v) increasing corporate oversight and review of controls and processes.

Management completed its testing of the operating effectiveness of the remediated controls during the fourth quarter of fiscal 2026 and found them to be appropriately designed and effective. As a result, we have concluded the previously identified material weakness has been fully remediated as of March 28, 2026.

(c)
Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the Company’s Consolidated Financial Statements set forth in this Annual Report and issued an attestation report regarding the effectiveness of our internal control over financial reporting as of March 28, 2026, and the attestation report is set forth in Item 15, "Financial Statement Schedules," under the caption "Report of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

(d)
Changes in Internal Control over Financial Reporting

Except for the material weakness remediation actions discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the first quarter of fiscal 2026, we completed the acquisition of Iseman Homes and are currently integrating Iseman Homes into our operations, compliance programs and internal control processes. This acquired business comprised approximately 2% of total assets as of March 28, 2026 and approximately 2% of net sales for the year ended March 28, 2026. SEC guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Iseman Homes from our assessment of the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended March 28, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed within 120 days after the end of the registrant’s fiscal year, under the captions "Proposal One: Election of Directors," "Share Ownership of Certain Beneficial Owners," "Executive Officers," "Corporate Governance Overview” and “Delinquent Section 16(a) Reports” (to the extent reported therein) and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Compensation Discussion and Analysis,” “How We Make Compensation Decisions,” “What We Pay and Why: Elements of Compensation,” “Executive Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards Table,” “Option Exercises and Stock Vested Table,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Director Compensation Program,” “Non-Employee Director Compensation in Fiscal 2026,” “CEO Pay Ratio,” "Pay Versus Performance Table," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2026 Proxy Statement under the caption "Share Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of March 28, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1) (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2) (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by Stockholders	894,885	$30.75	2,678,982
Equity compensation plans not approved by Stockholders	—	—	—
Total	894,885	$30.75	2,678,982

(1)
This amount represents the following: (a) 173,823 shares subject to the vesting and/or exercise of outstanding options; (b) 386,978 shares subject to vesting of outstanding performance-based restricted stock units reflected at the maximum potential vesting; and (c) 334,084 shares subject to vesting of outstanding restricted stock units. The options, performance-based restricted stock units and restricted stock units were all granted under our 2018 Equity Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Proposal One: Election of Directors,” “Board Composition and Director Independence,” “Meetings and Committees,” “Corporate Governance Overview,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the 2026 Proxy Statement under the captions “Auditor Fees and Pre-Approval Policy,” “Auditor Fees and Services,” and “Pre-Approval of Auditor Fees and Services,” and is incorporated herein by reference.

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

3.1

Amended and Restated Articles of Incorporation of Champion Homes, Inc., dated August 5, 2024 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on August 5, 2024).

3.2	Amended and Restated By-Laws of Champion Homes, Inc., effective August 5, 2024 (incorporated by reference to Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed August 5, 2024).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on May 27, 2025).
10.1

Amended and Restated Credit Agreement, dated as of July 7, 2021 as amended May 18, 2023, by and among Skyline Champion Corporation, Champion Home Builders, Inc. and Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 22, 2023).

10.2

Second Amended and Restated Credit Agreement, dated as of July 28, 2025, by and among Champion Homes, Inc., Champion Home Builders, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on July 29, 2025).

10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 of the registrants registration statement on Form S-8 filed on September 26, 2018).†
10.4	Form of Non-Statutory Stock Option Agreement for Employees (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).
10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.(incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on June 6, 2018).
10.7

Form of Non-Statutory Stock Option Agreement for Executives with written employment agreements (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.8

Amended and Restated Executive Employment Agreement, dated as of March 20, 2023, between Laurie Hough and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.11 of the registrant’s Current Report on Form 8-K filed on March 24, 2023).†

10.9

Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on May 26, 2021).†

10.10

Form of Performance Stock Unit Agreement for Employees granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.17 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.11

Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.19 of the registrant's Annual Report on Form 10-K filed May 24, 2022).†

10.12

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2022, 2023 and 2024 (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K filed on May 24, 2022).†

10.13	Share Subscription Agreement, dated August 14, 2023 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on August 17, 2023).

10.14

Securities Purchase Agreement, dated August 25, 2023, by and among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc., Regional Holdings Corporation, Heath Jenkins, Regional Underwriters, Inc., Dana Jenkins (for the limited purposes set forth herein), and Heath Jenkins as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on August 31, 2023).

10.15	Investor Rights Agreement, dated September 26, 2023 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 28, 2023).
10.16

Amendment No. 1 to Securities Purchase Agreement and Company Disclosure Schedule, dated as of October 13, 2023, among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc., Regional Holdings Corporation, Heath Jenkins, Regional Underwriters, Inc., Dana Jenkins (for the limited purposes set forth herein), and Heath Jenkins as the Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on October 19, 2023).

10.17

Restrictive Covenant Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Champion Retail Housing, Inc., Champion Home Builders, Inc. and the Restricted Parties named therein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 19, 2023).

10.18

General Release, dated as of October 13, 2023, among Regional Holdings Corporation, Regional Underwriters, Inc., Heath Jenkins and Dana Jenkins (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on October 19, 2023).

10.19

Restricted Stock Agreement, dated as of October 13, 2023, among Skyline Champion Corporation, Dana Jenkins and Regional Holdings Corporation (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on October 19, 2023).

10.20

Employment Agreement, dated December 13, 2024, between Champion Home Builders, Inc. and Timothy Larson. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on February 5, 2025).†

10.21

Separation Agreement, dated January 3, 2025, between Champion Home Builders, Inc. and Mark J.Yost (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on February 5, 2025).

10.22

Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2024).†

10.23

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors granted in fiscal 2025 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on August 7, 2024).†

10.24	Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2025 (incorporated by reference to Exhibit 10.24 of the registrant’s Annual Report on Form 10-K filed on May 27, 2025). †
10.25

Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2025 (incorporated by reference to Exhibit 10.25 of the registrant’s Annual Report on Form 10-K filed on May 27, 2025).†

10.26	Form of Performance Stock Unit Agreement for Employees granted in fiscal 2025 (incorporated by reference to Exhibit 10.26 of the registrant’s Annual Report on Form 10-K filed on May 27, 2025).†
10.27	Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2026 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report Form 8-K filed on August 15, 2025). †
10.28

Transition Agreement, dated as of December 1, 2025, between Laurie Hough and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on February 4, 2026).

10.29

Executive Employment Agreement, dated as of January 12, 2026, between David McKinstray and Champion Home Builders, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on February 4, 2026)†

10.30	Executive Employment Agreement, dated as of August 1, 2024 between Laurel Krueger and Champion Home Builders, Inc. *†
10.31	Form of Restricted Stock Unit Award Agreement for Employees granted in fiscal 2026.*†
10.32	Form of Performance Stock Unit Agreement for Executives with written employment agreements granted in fiscal 2026.* †
10.33	Form of Performance Stock Unit Agreement for Employees granted in fiscal 2026.*†
10.34	Form of Restricted Stock Unit Award Agreement for Executives with written employment agreements granted in fiscal 2026.* †
19.1	Champion Homes, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the registrants Annual Report on Form 10-K filed May 27, 2025).

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Skyline Champion Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the registrant’s Annual Report on Form 10-K filed on May 29, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents*
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION HOMES, INC.
Date:	May 26, 2026	/s/ Tim Larson
Tim Larson

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Larson	President, Chief Executive Officer and Director	May 26, 2026
Tim Larson	(Principal Executive Officer)

/s/ David McKinstray	Executive Vice President, Chief Financial Officer, and Treasurer	May 26, 2026
David McKinstray	(Principal Financial Officer)

/s/ Timothy Kingston	Chief Accounting Officer	May 26, 2026
Timothy Kingston	(Principal Accounting Officer)

/s/ Michael Berman	Director	May 26, 2026
Michael Berman

/s/ Mary Fedewa	Director	May 26, 2026
Mary Fedewa

/s/ Erin Mulligan Helgren	Director	May 26, 2026
Erin Mulligan Helgren

/s/ Tawn Kelley	Director	May 26, 2026
Tawn Kelley

/s/ Nikul Patel	Director	May 26, 2026
Nikul Patel

/s/ Gary E. Robinette	Director	May 26, 2026
Gary E. Robinette

CHAMPION HOMES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Champion Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champion Homes, Inc. (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated income statements, and consolidated statements of comprehensive income, equity and cash flows for each of the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Self-Insured Risks
Description of the Matter

The Company maintains reserves for self‑insured risks, of which $35.6 million at March 28, 2026 relates to estimated costs for planned remediation efforts associated with water intrusion damages in previously manufactured homes. As described in Note 17 to the consolidated financial statements, the Company’s liability for costs associated with the planned remediation efforts is based on an actuarial calculation utilizing the Company’s completed inspection, repair and settlement activity. The actuarial analyses that determine the estimated costs for planned remediation efforts consider a variety of factors, which principally include the population of affected homes with exposure to the defect, the number of affected homes that will be required to be remediated, and the estimated repair costs.

Auditing the Company’s accounting for its estimated costs for planned remediation efforts is complex and requires the involvement of actuarial specialists due to the measurement uncertainty associated with the estimate. The Company uses a Monte Carlo simulation to measure the estimated costs for planned remediation efforts. The significant assumptions used in this simulation include the population of affected homes that will be required to be remediated and the estimated repair costs for remediation efforts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement related to the measurement and valuation of the estimated costs for planned remediation efforts. For example, we tested controls over management’s review of the significant actuarial assumptions and the data inputs used by management when estimating the cost for planned remediation efforts.

Our audit procedures included, among others, testing the completeness and accuracy of the number of affected homes with exposure to water intrusion damages, the number of affected homes that will be required to be remediated, and the estimated repair costs per home used in the actuarial analysis. Furthermore, we involved our actuarial specialists to assist in our evaluation of methodologies and assumptions used by management to estimate the recorded reserve. We compared the Company’s reserve to a range developed by our actuarial specialists based on independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Detroit, Michigan

May 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Champion Homes, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Champion Homes, Inc. internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Champion Homes, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Iseman Homes, Inc., which is included in the 2026 consolidated financial statements of the Company and constituted 2% of total assets as of March 28, 2026 and 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Iseman Homes, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 28, 2026 and March 29, 2025, the related consolidated income statements, and consolidated statements of comprehensive income, equity and cash flows for each of the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated May 26, 2026 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Detroit, Michigan

May 26, 2026

Champion Homes, Inc.

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	March 28, 2026	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$638,259	$610,338
Trade accounts receivable, net	88,810	84,103
Inventories, net	358,313	360,629
Other current assets	42,836	31,428
Total current assets	1,128,218	1,086,498
Long-term assets:
Property, plant, and equipment, net	314,197	307,140
Goodwill	365,151	357,973
Amortizable intangible assets, net	55,815	64,712
Deferred tax assets	23,456	37,998
Other noncurrent assets	244,709	256,087
Total assets	$2,131,546	$2,110,408
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Floor plan payable	$94,649	$106,091
Accounts payable	70,546	65,136
Other current liabilities	290,147	280,081
Total current liabilities	455,342	451,308
Long-term liabilities:
Long-term debt	14,440	24,773
Deferred tax liabilities	8,445	7,350
Other liabilities	80,382	82,539
Total long-term liabilities	103,267	114,662

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 54,841 and 57,109 shares issued as of March 28, 2026 and March 29, 2025, respectively.	1,521	1,584
Additional paid-in capital	611,934	586,941
Retained earnings	975,947	975,981
Accumulated other comprehensive loss	(16,465)	(20,068)
Total stockholders’ equity	1,572,937	1,544,438
Total liabilities and stockholders' equity	$2,131,546	$2,110,408

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Income Statements

(Dollars and shares in thousands, except per share amounts)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net sales	$2,663,639	$2,483,448	$2,024,823
Cost of sales	1,959,320	1,819,425	1,539,029
Gross profit	704,319	664,023	485,794
Selling, general, and administrative expenses	452,554	426,991	310,589
Operating income	251,765	237,032	175,205
Interest expense	7,548	8,468	4,613
Interest (income)	(23,992)	(25,442)	(32,867)
Other (income) expense	(2,362)	(3,362)	2,604
Income before income taxes	270,571	257,368	200,855
Income tax expense	56,757	53,724	47,136
Net income before equity in net (income) loss of affiliates	213,814	203,644	153,719
Equity in net (income) loss of affiliates	(382)	2,004	7,023
Net income	214,196	201,640	146,696
Net income attributable to non-controlling interest	7,298	3,227	—
Net income attributable to Champion Homes, Inc.	$206,898	$198,413	$146,696
Net income per share:
Basic	$3.68	$3.45	$2.55
Diluted	$3.66	$3.42	$2.53

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Net income	$214,196	$201,640	$146,696
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,603	(6,145)	(188)
Total other comprehensive income (loss)	3,603	(6,145)	(188)
Total comprehensive income before non-controlling interests	217,799	195,495	146,508
Comprehensive (loss) income attributable to non-controlling interests	7,298	3,227	—
Comprehensive income attributable to Champion Homes, Inc.	$210,501	$192,268	$146,508

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
Cash flows from operating activities
Net income	$214,196	$201,640	$146,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,789	41,910	34,910
Equity-based compensation	20,889	18,269	19,560
Deferred taxes	13,899	(10,585)	(6,448)
Amortization of deferred financing fees	521	414	348
(Gain) loss on disposal of property, plant, and equipment	(2,583)	35	205
Foreign currency transaction (gain) loss	(488)	1,305	297
Equity in net (income) loss of affiliates	(382)	2,004	7,023
Dividends from equity method investment	956	1,242	—
Change in fair value of contingent consideration	4,497	8,620	—
Change in assets and liabilities, net of businesses acquired:
Accounts receivable	(4,181)	(19,507)	18,910
Floor plan receivables	(9,008)	(22,601)	(15,391)
Inventories	20,126	(41,961)	22,424
Other assets	5,797	15,594	(14,579)
Accounts payable	4,291	14,424	(7,950)
Accrued expenses and other current liabilities	(12,451)	30,054	16,699
Net cash provided by operating activities	303,868	240,857	222,704
Cash flows from investing activities
Additions to property, plant, and equipment	(34,119)	(50,532)	(52,915)
Cash paid for acquisitions, net of cash acquired	(27,336)	—	(283,189)
Cash paid for equity method investment	(895)	—	(4,100)
Cash paid for investment in ECN common stock	—	—	(78,858)
Cash paid for investment in ECN preferred stock	—	—	(64,520)
Investment in floor plan loans	—	—	(18,466)
Proceeds from floor plan loans	—	2,745	15,721
Proceeds from disposal of property, plant, and equipment	5,154	1,632	649
Net cash (used in) investing activities	(57,196)	(46,155)	(485,678)
Cash flows from financing activities
Changes in floor plan financing, net	(11,588)	14,805	15,368
Payments on long term-debt	(1,096)	—	(77)
Payments for deferred financing fees	(1,048)	—	—
Distributions to noncontrolling interest	(7,298)	—	—
Payments for repurchase of common stock	(200,000)	(79,999)	—
Stock option exercises	4,111	473	1,456
Tax payments for equity-based compensation	(5,301)	(8,317)	(5,883)
Net cash (used in) provided by financing activities	(222,220)	(73,038)	10,864
Effect of exchange rate changes on cash and cash equivalents	3,469	(6,389)	(280)
Net increase (decrease) in cash and cash equivalents	27,921	115,275	(252,390)
Cash and cash equivalents at beginning of period	610,338	495,063	747,453
Cash and cash equivalents at end of period	$638,259	$610,338	$495,063
Supplemental disclosures of cash flow information
Cash paid for interest	$8,932	$8,391	$3,875
Cash paid for income taxes	$38,459	$59,242	$59,056

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Consolidated Statements of Equity

(Dollars and shares in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at April 1, 2023	57,108	$1,585	$519,479	$725,672	$(13,735)	—	$1,233,001
Net income	—	—	—	146,696	—	—	146,696
Equity-based compensation	—	—	19,560	—	—	—	19,560
Net common stock issued under equity-based compensation plans	252	7	1,325	(5,883)	—	—	(4,551)
Common stock issued for business acquisition	455	13	27,839	—	—	—	27,852
Foreign currency translation adjustments	—	—	—	—	(188)	—	(188)
Balance at March 30, 2024	57,815	$1,605	$568,203	$866,485	$(13,923)	$—	$1,422,370
Net income attributable to Champion Homes, Inc.	—	—	—	198,413	—	3,227	201,640
Equity-based compensation	—	—	18,269	—	—	—	18,269
Net common stock issued under equity-based compensation plans	207	6	469	(8,317)	—	—	(7,842)
Common stock repurchases	(913)	(27)	—	(80,600)	—	—	(80,627)
Distributions to non-controlling interest	—	—	—	—	—	(3,227)	(3,227)
Foreign currency translation adjustments	—	—	—	—	(6,145)	—	(6,145)
Balance at March 29, 2025	57,109	$1,584	$586,941	$975,981	$(20,068)	$—	$1,544,438
Net income attributable to Champion Homes, Inc.	—	—	—	206,898	—	7,298	214,196
Equity-based compensation	—	—	20,889	—	—	—	20,889
Net common stock issued under equity-based compensation plans	295	8	4,104	(5,301)	—	—	(1,189)
Common stock repurchases	(2,563)	(71)	—	(201,631)	—	—	(201,702)
Distributions to non-controlling interest	—	—	—	—	—	(7,298)	(7,298)
Foreign currency translation adjustments	—	—	—	—	3,603	—	3,603
Balance at March 28, 2026	54,841	$1,521	$611,934	$975,947	$(16,465)	—	$1,572,937

Components of accumulated other comprehensive loss at March 28, 2026, March 29, 2025, and March 30, 2024 consisted solely of foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Nature of Operations: The operations of Champion Homes, Inc., formerly known as Skyline Champion Corporation (the "Company") consist of manufacturing, retail, construction services, and transportation activities. At March 28, 2026, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 84 sales centers that sell manufactured houses to consumers throughout the U.S. The Company's construction services business provides installation and set-up services of factory built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those of its subsidiaries for which it is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest March 31. Fiscal 2026, 2025 and 2024 include the 52-weeks ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively.

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

Advertising Costs and Delivery Costs and Revenue: Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising expense was approximately $12.5 million, $9.7 million, and $6.9 million for fiscal 2026, 2025, and 2024, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Allowance for Credit Losses: The Company extends credit terms on a customer-by-customer basis in the normal course of business and, as such, trade accounts receivable are subject to customary credit risk. The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. At March 28, 2026 and March 29, 2025, accounts receivable were reflected net of reserves of $3.3 million and $1.3 million, respectively.

Floor Plan Receivables: Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad"), a related party, to certain independent retailers for purchases of homes manufactured by the Company, of which $47.1 million and $38.1 million was outstanding at March 28, 2026 and March 29, 2025, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in Other Current Assets and Other Noncurrent Assets in the accompanying Consolidated Balance Sheets.

Floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of March 28, 2026 or March 29, 2025. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At March 28, 2026, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was eleven months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Consolidated Income Statements. Interest income from floor plan receivables for the year ended March 28, 2026 and March 29, 2025, was $2.9 million and $2.4 million, respectively.

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

At March 28, 2026, the Company owned or leased six idle manufacturing facilities. The net book value of idle facilities was $7.0 million at March 28, 2026. These properties are accounted for as long-lived assets to be held and used.

It is the Company’s policy to evaluate the recoverability of property, plant, and equipment whenever events and changes in circumstances indicate that the carrying amount of assets may not be recoverable. If impairment indicators exist, the Company performs the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon a combination of market and cost approaches, as appropriate. No impairment losses were recorded in fiscal 2026, 2025, or 2024.

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

In fiscal 2026, the Company performed a qualitative assessment of its reporting units. The annual assessment was completed on the first day of fiscal March. The assessment indicated that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying value. The Company does not believe that any reporting units are at risk for impairment.

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

Unconsolidated affiliates: The Company analyzes its investments in non-wholly owned subsidiaries to determine whether they are unconsolidated affiliates, consolidated affiliates, or variable interest entities (“VIEs”) and, if so, whether the Company is the primary beneficiary in accordance with ASC 810 Consolidation. If the Company is determined to be the primary beneficiary, it must consolidate the VIE. In determining whether it is the primary beneficiary, the Company considers whether it has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE. At March 28, 2026, the Company had two investments in non-wholly owned subsidiaries which were determined to be VIEs. The Company uses the equity method to account for its investment in a variable interest entity made in fiscal 2023 in which the Company is not deemed to be the primary beneficiary. The Company's net investment in this unconsolidated affiliate was $5.0 million at March 28, 2026 and March 29, 2025, respectively. The Company consolidates the results of Champion Financing, LLC ("Champion Financing"), a VIE established in fiscal 2025 for which the Company is deemed to be the primary beneficiary. The consolidated net assets of Champion Financing were not material in fiscal 2026 or 2025.

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

Accrued Self-Insurance: The Company is self-insured for a significant portion of its workers’ compensation, general and product liability, auto liability, health, and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. At March 28, 2026 and March 29, 2025, the Company had gross reserves for estimated losses related to workers’ compensation obligations of $25.0 million and $23.6 million, respectively. The Company also recorded expected reimbursements for the portion of those losses above respective program limits of $10.0 and $10.4 million at March 28, 2026 and March 29, 2025, respectively.

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

2.
Business Combinations

Iseman Homes, Inc. Acquisition

On May 30, 2025, the Company acquired all of the outstanding equity interests in Iseman Homes, Inc. ("Iseman Homes") for total purchase consideration of $26.8 million, net of working capital adjustments. The purchase consideration consisted of net cash paid of $24.6 million, contingent consideration with an estimated fair value of $0.2 million, and remaining consideration payable of $2.0 million, payable twelve months after the closing date. The contingent consideration is related to an earnout provision in the event future performance metrics are achieved, with a maximum earnout amount of $1.5 million. The liabilities for the earnout and remaining consideration payable are recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.

The following table presents the consideration transferred and the purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	24,636
Consideration payable	2,000
Estimated earn out consideration	210
Total consideration	$26,846
Purchase price allocations:
Trade accounts receivable	470
Inventories	16,926
Other current assets	315
Property, plant, and equipment, net	9,560
Amortizable intangible assets, net	2,900
Accounts payable	(622)
Other current liabilities	(8,346)
Identifiable net assets acquired	21,203
Goodwill	5,643
Total purchase price	$26,846

Trade accounts receivable, other assets, accounts payable and other liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $2.9 million for a trade name based on an independent appraisal. The fair value of the trade name was determined using the relief-from-royalty method and was estimated to have a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $9.6 million related to property, plant, and equipment and $2.9 million related to intangible assets were recorded in the accompanying Consolidated Balance Sheet as of the acquisition date. The goodwill is not expected to be deductible for income tax purposes. For further information on acquired assets measured at fair value, see Note 5, Goodwill, Intangible Assets and Cloud Computing Arrangements.

Management has determined that the pro forma impact of the acquisition of Iseman Homes on revenue and net income is not material to the consolidated financial statements and, accordingly, such information is not presented.

Other Acquisition

During fiscal 2026 the Company also made an acquisition of a retail sales center for which the purchase price and net assets acquired were not material to the accompanying consolidated financial statements.

3.
Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	March 28, 2026	March 29, 2025
Raw materials	$110,073	$110,755
Work in process	40,795	31,079
Finished goods and other	207,445	218,795
Total inventories, net	$358,313	$360,629

At March 28, 2026 and March 29, 2025, reserves for obsolete inventory were $11.5 million and $11.1 million, respectively.

4.
Property, Plant, and Equipment

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	March 28, 2026	March 29, 2025
Land and improvements	$88,996	$78,936
Buildings and improvements	211,769	197,491
Machinery and equipment	182,374	172,208
Construction in progress	17,565	14,457
Property, plant, and equipment, at cost	500,704	463,092
Less accumulated depreciation	(186,507)	(155,952)
Property, plant, and equipment, net	$314,197	$307,140

Depreciation expense for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 was $36.0 million, $30.3 million, and $24.1 million, respectively.

5.
Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At March 28, 2026 and March 29, 2025, the Company had goodwill of $365.2 million and $358.0 million, respectively. The change in the goodwill balance in fiscal 2026 was the result of acquisitions during the period. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At March 28, 2026, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	March 28, 2026			March 29, 2025
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,786	$49,242	$132,028	$82,634	$46,284	$128,918
Accumulated amortization	(54,377)	(21,836)	(76,213)	(46,913)	(17,293)	(64,206)
Amortizable intangibles, net	$28,409	$27,406	$55,815	$35,721	$28,991	$64,712
Weighted average remaining amortization period, in years	3.9	6.0	4.7	4.9	6.8	5.6

Amortization of intangible assets for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 was $11.8 million, $11.7 million, and $10.8 million respectively. Estimated amortization expense of intangible assets over the next five years is estimated to be (dollars in thousands):

Fiscal 2027	$11,858
Fiscal 2028	11,799
Fiscal 2029	7,460
Fiscal 2030	6,592
Fiscal 2031	6,416

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At March 28, 2026 and March 29, 2025, the Company had capitalized cloud computing costs, net of accumulated amortization, of $19.4 million and $23.0 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for the years ended March 28, 2026, March 29, 2025, and March 30, 2024 was $4.1 million, $2.7 million, and $0.8 million, respectively.

6.
Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares receive cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owns approximately 19.9% of the voting shares of ECN. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus all accrued but unpaid dividends. The agreement, which closed on April 24, 2026, resulted in the liquidation of the Company's investment in ECN common and preferred shares in the first quarter of fiscal 2027.

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

The Company's interest in the common stock investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. For the year ended March 28, 2026, the Company's share of ECN's net income was $1.2 million. For the year ended March 29, 2025, the Company's share of ECN's net losses was $0.4 million. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Consolidated Statements of Cash Flows using the nature of the distribution approach. At March 28, 2026 and March 29, 2025, the investment in the common stock of ECN totaled $70.5 million and $70.2 million, respectively, and is included in other noncurrent assets in the accompanying Consolidated Balance Sheets. The aggregate value of the Company’s investment in the common stock of ECN based on the quoted market price of ECN’s common stock at March 28, 2026 was approximately $73.9 million. We assess our investment in ECN common stock for other than temporary impairment on a quarterly basis or when events or circumstances suggest that the carrying amount of the investment may be impaired.

The Company's investment in the Preferred Shares is included in other noncurrent assets in the accompanying Consolidated Balance Sheets. The investment is measured using the measurement alternative for equity investments without a readily determinable fair value. At March 28, 2026 and March 29, 2025, the investment in the Preferred Shares was $64.5 million. There have been no adjustments to the carrying amount or impairment of the initial investment. For each of the years ended March 28, 2026 and March 29, 2025, the Company reflected dividend income from the investment in the Preferred Shares of $2.4 million, respectively, which is included in other (income) expense on the accompanying Consolidated Income Statements.

Triad, a related party through its parent ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which are not material for the year ended March 28, 2026 and March 29, 2025, respectively. Triad also provides floor plan financing of the Company's products to independent retailers. At March 28, 2026 and March 29, 2025, the Company had floor plan payables due to Triad of $10.9 million and $35.0 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At March 28, 2026, the Company had repurchase commitments of $92.7 million on independent retailer floor plan loans outstanding with Triad. See Note 17, Commitments, Contingencies, and Concentrations, for further detail regarding the Company's contingent repurchase obligations.

7.
Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	March 28, 2026	March 29, 2025
Customer deposits	$74,863	$82,886
Accrued volume rebates	27,757	26,227
Accrued warranty obligations	38,602	40,523
Accrued compensation and payroll taxes	54,388	52,644
Accrued insurance	14,854	15,825
Accrued product liability - water intrusion	35,603	34,094
Current portion of long-term debt	9,339	—
Other	34,741	27,882
Total other current liabilities	$290,147	$280,081

8.
Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025
Balance at the beginning of the period	$53,155	$50,869
Warranty expense	71,273	67,426
Cash warranty payments	(73,280)	(65,140)
Balance at end of period	51,148	53,155
Less noncurrent portion in other long-term liabilities	(12,546)	(12,632)
Total current portion	$38,602	$40,523

9.
Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	March 28, 2026	March 29, 2025
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	3,999	4,993
Revolving credit facility maturing in 2030	—	—
Total debt	23,779	24,773
Less: current portion of long-term debt	(9,339)	—
Total long-term debt	$14,440	$24,773

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

The interest rate on borrowings under the Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). At March 28, 2026, the interest rate under the Second Amended Credit Agreement was 4.79% and letters of credit issued under the Amended Credit Agreement totaled $27.5 million. Available borrowing capacity under the Second Amended Credit Agreement as of March 28, 2026 was $172.5 million.

The Second Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of March 28, 2026.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at March 28, 2026 and March 29, 2025, including related costs and fees, was 4.14% and 4.41%, respectively. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

As part of the acquisition of Regional Homes, the Company assumed notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at March 28, 2026 was 5.42%. The notes are secured by certain assets of Regional Homes. In addition, the Company assumed a note payable to United Bank with a fixed interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC. The current portion of notes payable due within the next 12 months is included in other current liabilities on the Consolidated Balance Sheets.

Floor Plan Payable

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At March 28, 2026 and March 29, 2025, the Company had outstanding borrowings on floor plan financing agreements of $94.6 million and $106.1 million, respectively. Total credit line capacity provided under the agreements was $308.0 million as of March 28, 2026. The weighted average interest rate on the floor plan payable was 5.64% at March 28, 2026. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer, which is generally less than one year.

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

The following tables disaggregate the Company’s revenue by sales category:

	Year ended March 28, 2026
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,540,322	$110,986	$—	$1,651,308
Retail	975,509	—	—	975,509
Transportation	—	—	36,822	36,822
Total	$2,515,831	$110,986	$36,822	$2,663,639

	Year ended March 29, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,495,978	$94,172	$—	$1,590,150
Retail	861,938	—	—	861,938
Transportation	—	—	31,360	31,360
Total	$2,357,916	$94,172	$31,360	$2,483,448

	Year ended March 30, 2024
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-built Housing	Corporate/ Other	Total

Manufacturing	$1,378,396	$109,089	$—	$1,487,485
Retail	507,111	—	—	507,111
Transportation	—	—	30,227	30,227
Total	$1,885,507	$109,089	$30,227	$2,024,823

11.
Leases

The Company has operating leases for land, manufacturing and office facilities, and equipment. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such option. The Company's leases do not contain material residual value guarantees or material restrictive covenants. Operating lease expense is recognized on a straight-line basis over the lease terms. Lease expense included in the accompanying consolidated income statements is shown below:

	Year ended
(Dollars in thousands)	March 28, 2026	March 29, 2025
Operating lease expense	$10,101	$12,463
Short-term lease expense	3,320	2,186
Total lease expense	$13,421	$14,649

Operating lease assets and obligations included in the accompanying consolidated balance sheets are shown below:

(Dollars in thousands)	March 28, 2026	March 29, 2025
Right-of-use assets under operating leases:
Other long-term assets	$27,004	$32,351
Lease obligations under operating leases:
Other current liabilities	8,819	9,295
Other long-term liabilities	18,185	23,646
Total lease obligation	$27,004	$32,941

Maturities of operating lease obligations as of March 28, 2026 are shown below:

(Dollars in thousands)	March 28, 2026
Fiscal 2027	$10,385
Fiscal 2028	7,091
Fiscal 2029	2,933
Fiscal 2030	2,031
Fiscal 2031	1,694
Thereafter	12,909
Total undiscounted cash flows	37,043
Less: imputed interest	(10,039)
Lease obligations under operating leases	$27,004

The weighted average lease term and discount rate for operating leases are shown below:

March 28, 2026
Weighted average remaining lease term (in years)	8.4
Weighted average discount rate (as percent)	7.2

Other information related to leases is as follows:

	Year ended
(Dollars in thousands)	March 28, 2026	March 29, 2025
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$2,218	$3,002
Operating cash flows:
Cash paid related to operating lease obligations	$10,828	$12,407

12.
Income Taxes

Pretax income for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 was attributable to the following tax jurisdictions:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	March 30, 2024

Domestic	$249,533	$237,329	$175,465
Foreign	21,038	20,039	25,390
Income before income taxes	$270,571	$257,368	$200,855

The income tax provision by jurisdiction for the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024 was as follows:

	Year Ended
(Dollars in thousands)	March 28, 2026	March 29, 2025	March 30, 2024

Current:
U.S. federal	$28,225	$48,065	$37,105
Foreign	4,512	3,905	5,058
State	10,450	12,270	11,200
Total current	$43,187	$64,240	$53,363
Deferred
U.S. federal	$12,254	$(10,530)	$(6,873)
Foreign	897	1,361	2,249
State	419	(1,347)	(1,603)
Total deferred	$13,570	$(10,516)	$(6,227)
Total income tax expense	$56,757	$53,724	$47,136

In accordance with the adoption of ASU 2023-09, a reconciliation of income taxes at the U.S. statutory federal income tax rate to total income tax expense for the fiscal year ended March 28, 2026 was as follows:

	Year Ended
(Dollars in thousands)	March 28, 2026%

Tax expense at U.S federal statutory rate of 21%	$56,820	21.0%
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit (1)	$8,674	3.2%
Foreign tax effects
Canada	991	0.4%
Effect of cross-border tax laws	699	0.3%
Tax credits
Energy efficient homes credit	(10,270)	(3.8%)
Other	(1,619)	(0.6%)
Changes in valuation allowances	—	(—%)
Nontaxable or nondeductible items	1,380	0.5%
Other	82	0.0%
Total income tax expense	$56,757	21.0%

(1) State taxes in California, Florida, Michigan, Texas, Pennsylvania, and Mississippi made up the majority (greater than 50 percent) of the tax effect in this category.

For the fiscal years ended March 29, 2025 and March 30, 2024, prior to the adoption of ASU 2023-09, a reconciliation of income taxes at the U.S. statutory federal income tax rate to total income tax expense was as follows:

	Year Ended
(Dollars in thousands)	March 29, 2025	March 30, 2024

Tax expense at U.S federal statutory rate of 21%	$54,047	$42,180
Increase (decrease) in rate resulting from:
State taxes, net of U.S. federal benefit	$8,420	$7,575
Change in net operating loss carryforward	6,343	-
Non-deductible compensation due to Section 162(m)	1,486	2,435
Recognition of foreign investment basis difference	822	955
Foreign tax rate differences	793	1,134
Change in deferred tax valuation allowance	(6,659)	(333)
U.S. tax credits	(11,820)	(6,129)
Other	292	(681)
Total income tax expense	$53,724	$47,136

Deferred tax assets and liabilities at March 28, 2026 and March 29, 2025, consisted of the following:

(Dollars in thousands)	March 28, 2026	March 29, 2025
ASSETS
Warranty reserves	$12,509	$12,759
Accrued product liability - water intrusion	8,910	8,291
Employee compensation	8,851	8,427
Intangible assets	7,716	7,733
Lease assets	6,669	8,034
Self-insurance reserves	6,265	5,899
Equity-based compensation	3,880	3,800
Inventory reserves and impairments	3,620	3,688
Dealer volume discounts	1,818	2,354
Capitalized research expenditures	—	11,733
Other	7,449	5,391
Gross deferred tax assets	$67,687	$78,109
LIABILITIES
Property, plant, and equipment	$22,463	$21,559
Foreign tax basis difference in investments	8,445	7,350
Intangible assets	6,726	4,705
Lease liabilities	6,669	7,908
Capitalized research expenditures	2,376	—
Other	816	893
Gross deferred tax liabilities	47,495	42,415
Valuation allowance	(5,181)	(5,046)
Net deferred tax assets	$15,011	$30,648

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. OBBBA changed many aspects of U.S. corporate income taxation including accelerated bonus depreciation, research and experimentation expense deduction, and terminating the energy efficient home tax credit. OBBBA contains multiple effective dates and only certain aspects have a financial reporting implication for the fiscal year ended March 28, 2026. The Company has reflected the effects of OBBBA as a change to income taxes payable with an offset to deferred tax assets in the accompanying Consolidated Balance Sheets.

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

As of March 28, 2026, the Company has state NOL carryforwards in various jurisdictions which expire primarily in 2028 through 2036.

Unrecognized tax benefits represent the differences between tax positions taken or expected to be taken on a tax return and the benefits recognized for financial statement purposes. There were no unrecognized tax benefits at March 28, 2026 and March 29, 2025.

The Company is no longer subject to foreign tax examinations by tax authorities for years prior to fiscal 2022. The Company’s U.S. subsidiaries are subject to U.S. federal tax examinations for fiscal 2023 through fiscal 2026, and U.S. state tax examinations by tax authorities for fiscal 2022 through fiscal 2026.

In accordance with the adoption of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the fiscal year ended March 28, 2026:

Year Ended
(Dollars in thousands)	March 28, 2026

U.S. federal	$24,500
U.S. state and local	9,954
Total U.S.	$34,454

Foreign
Canada	$4,005
Total Foreign	4,005
Total	$38,459

For the fiscal years ended March 29, 2025, and March 30, 2024, prior to the adoption of ASU 2023-09, net cash payments for incomes taxes were $59.2 million and $59.1 million, respectively.

13.
Equity-Based Compensation

The Company has equity incentive plans under which the Company has been authorized to grant share-based awards to key employees and non-employee directors. Equity-based compensation expense of $20.9 million, $18.3 million, and $19.6 million, was recognized in fiscal 2026, 2025, and 2024, respectively. Equity-based compensation expense is included in SG&A expenses in the accompanying consolidated income statements. The total associated income tax benefit recognized was $3.3 million, $3.4 million, and $3.9 million, in fiscal 2026, 2025, and 2024, respectively. Total unrecognized equity-based compensation for all share-based awards was $30.8 million at March 28, 2026, of which $16.2 million is expected to be recognized in fiscal 2027, $10.3 million in fiscal 2028, and $4.3 million thereafter, or a weighted-average period of 1.6 years.

Stock Options

Stock options generally have terms of 10 years, with one-third of each grant vesting each year for three years, and are assigned an exercise price that is equal to or greater than the closing market price of a share of the Company’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considered volatility of guideline public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the time period to exercise for each vesting tranche, which is calculated based on the average of: (i) the full option contractual term; and (ii) the starting vest date. There were no stock options granted in fiscal 2026, 2025 or 2024. A summary of the activity associated with these awards is as follows:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2023	398	$28.68
Exercised	(66)	$21.72
Forfeitures	(1)	$15.00
Outstanding at March 30, 2024	331	$30.10
Exercised	(15)	$32.65
Outstanding at March 29, 2025	316	$29.98
Exercised	(142)	$29.03
Outstanding at March 28, 2026	174	$30.75	3.9	$7,582
Vested and exercisable at March 28, 2026	174	$30.75	3.9	$7,582

Performance Share Units

In fiscal 2026, 2025 and 2024, the Company issued performance share units that contain market vesting conditions, performance vesting conditions, and service conditions. The performance condition is based on the Company's market share of single family home completions ("SFC Market Share"). The SFC Market Share component of the awards are valued at the market price of a share of the Company's common stock on the date of grant. The market condition is based on the Company’s total shareholder return (“TSR”) compared to the median TSR of certain companies over a three year performance period. The Company used a Monte-Carlo simulation to determine the grant date fair value for the awards, which takes into consideration the possible outcomes pertaining to the TSR market condition. Per the terms of the awards, 0% to 200% of the Company’s performance share units vest on the third anniversary of the vesting commencement date based upon achievement of the performance and market conditions as specified in the performance share unit agreement. A summary of the activity associated with these awards based on the maximum potential achievement is as follows:

	Shares (in thousands,	Weighted Average Grant Date Fair Value Per Unit
	at maximum achievement)	(at maximum achievement)
Outstanding at April 1, 2023	530	$36.79
Granted	166	$52.10
Vested	(91)	$75.11
Forfeitures	(4)	$42.22
Outstanding at March 30, 2024	601	$36.61
Granted	128	$61.53
Vested	(73)	$40.47
Forfeitures	(240)	$44.24
Outstanding at March 29, 2025	416	$50.47
Granted	149	$44.62
Vested	(55)	$41.11
Forfeitures	(123)	$42.49
Outstanding at March 28, 2026	387	$52.28

The assumptions used in the Monte-Carlo simulation for the performance condition of performance share units along with the weighted-average grant date fair value for awards granted in the periods presented are as follows:

Performance Unit Assumptions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Weighted-average assumptions used:
Expected volatility	43.2%	46.8%	49.0%
Dividend yield	—	—	—
Risk-free interest rate	3.8%	3.9%	4.4%
Expected term, in years	3.00	3.00	3.00
Weighted average grant date fair value per share	$89.24	$123.06	$104.20

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards have graded vesting conditions in which a portion of awards vest ratably in three equal installments on the anniversary of the vesting commencement date. The total fair value of restricted stock which vested was approximately $12.9 million, $19.2 million, and $15.8 million during fiscal 2026, 2025, and 2024, respectively.

The weighted average grant date fair value per share for restricted stock units granted in fiscal 2026, 2025, and 2024 was $72.40, $88.74, and $71.43, respectively.

Restricted Stock Units (in thousands)
Outstanding at April 1, 2023	330
Granted	273
Vested	(222)
Forfeitures	(11)
Outstanding at March 30, 2024	370
Granted	137
Vested	(211)
Forfeitures	(46)
Outstanding at March 29, 2025	250
Granted	265
Vested	(167)
Forfeitures	(14)
Outstanding at March 28, 2026	334

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended
(Dollars and shares in thousands, except per share data)	March 28, 2026	March 29, 2025	March 30, 2024
Numerator:
Net income attributable to Champion Homes, Inc.	$206,898	$198,413	$146,696
Denominator:
Basic weighted average shares outstanding	56,150	57,562	57,492
Dilutive securities	352	513	486
Diluted weighted average shares outstanding	56,502	58,075	57,978
Basic net income per share:	$3.68	$3.45	$2.55
Diluted net income per share:	$3.66	$3.42	$2.53

Securities that could potentially dilute basic EPS in the future that were considered antidilutive in the periods presented are shown below:

Type of security (in thousands)	March 28, 2026	March 29, 2025	March 30, 2024
Stock options	—	—	—
Restricted share units	63	5	—
Performance share units	64	1	1
Total dilutive securities	127	6	1

15.
Retirement Plans

The Company’s U.S. subsidiary sponsors a defined contribution savings plan covering most U.S. employees. Full-time employees covered by the plan are eligible to participate. Participating employees may contribute from 1% to 25% of their compensation to the plan, with the Company matching 50% of the first 6% of pay contributed. The Company match vests after three years of employment or immediately for employees age 50 and over. The Company recognized expense of $7.3 million, $6.0 million, and $5.0 million related to this plan during fiscal 2026, 2025, and 2024, respectively.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer-sponsored defined contribution plans that require employee contributions and employer matching contributions. The Company recognized expense of $0.6 million in fiscal 2026, $0.5 million in fiscal 2025, and $0.6 million in fiscal 2024.

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

Beginning in fiscal 2025, the Company adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". Selected financial information by reportable segment was as follows:

	Year Ended March 28, 2026
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$2,515,831	$110,986	$36,822	$2,663,639
Cost of sales(1)	(1,846,795)	(77,008)	(6,218)
Selling, general, and administrative expenses(2)	(326,601)	(16,484)	(90,979)
Other items(3)	—	—	(4,554)
Segment EBITDA	$342,435	$17,494	$(64,929)

U.S. Factory-built Housing EBITDA				$342,435
Canadian Factory-built Housing EBITDA				17,494
Corporate/Other EBITDA				(64,929)
Depreciation and amortization				(47,789)
Interest income, net				16,444
Equity in net (income) of affiliate				(382)
Net income attributable to non-controlling interest				7,298
Income before income taxes				$270,571
Depreciation	$33,281	$2,077	$634	$35,992
Amortization	$11,797	$—	$—	$11,797
Expenditure for segment assets	$30,513	$2,274	$1,332	$34,119
Segment assets(4)	$1,265,654	$159,087	$706,805	$2,131,546

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
17.
Commitments, Contingencies, and Concentrations

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of products sold to retailers in the event of default by the retailer on their agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any products that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the product less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we establish an associated loss reserve which was $1.7 million and $1.6 million at March 28, 2026 and March 29, 2025, respectively. Excluding the resale value of the homes, the contingent repurchase obligation as of March 28, 2026 was estimated to be approximately $233.7 million. Losses incurred on homes repurchased were immaterial during each of the fiscal years ended March 28, 2026, March 29, 2025, and March 30, 2024.

At March 28, 2026, the Company was contingently obligated for approximately $27.5 million under letters of credit, primarily consisting of $12.7 million to support long-term debt, $14.5 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued under a sub-facility of the Credit Agreement. The Company was also contingently obligated for $14.8 million under surety bonds, which generally support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. The Company has investigated, and believes, the cause of the damage is the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period that may be affected. Based on the results of ongoing investigation and repair efforts, the Company developed a remediation plan under Subpart I of the HUD code, which was approved in fiscal 2025. The plan called for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded a charge of $34.5 million during the fourth quarter of fiscal 2024 related to the estimated costs of the planned remediation efforts. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. The Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. During fiscal 2026, the Company reassessed the total expected remaining estimated costs of the planned remediation efforts and determined, through completed inspection, repair and settlement efforts, that there was sufficient experience such that recording to the low end of a range of losses was no longer appropriate. The actuarial analysis completed in the fourth quarter of fiscal 2026 resulted in a charge of $8.5 million to increase the remaining estimated liability to $35.6 million at March 28, 2026. The Company will continue to monitor the population of affected homes and the results of the inspection and repair activities, including actual repair costs on the affected homes and the number of affected homes to be repaired, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods.

In January 2026, the Company entered into an agreement with the distributor of the roofing material to share certain costs of the remediation. As a result, the Company received $3.5 million cash payment in the fourth quarter of fiscal 2026 and will receive $2.5 million of future purchase credits. Reimbursements are reflected as a reduction to cost of goods sold as cash is received or purchase credits are applied. Additionally, the distributor will reimburse the Company for a portion of future remediation costs which will be both in the form of cash and purchase credits. Such amounts will be reflected as a reduction to cost of goods sold when those purchase credits are applied.

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

Sales from the Company's Canadian operations were approximately 4% of consolidated sales for fiscal 2026, 4% in fiscal 2025, and 5% in fiscal 2024. The Company’s Canadian assets were approximately $159.1 million and $140.2 million at March 28, 2026 and March 29, 2025, respectively. The Company has approximately 9,300 employees. The Company’s manufacturing facilities in Canada employ approximately 700 workers, and most of the workers belong to trade associations that operate under collective bargaining agreements. There are four collective bargaining agreements (one for each Canadian manufacturing facility) and each are set to expire at various dates through 2028.

Champion Homes, Inc.

Schedule II--Valuation and Qualifying Accounts

(Dollars in millions)

	Balance at Beginning of Period	Additions	Deductions	Other	Balance at End of Period
Fiscal Year Ended March 28, 2026
Allowance for doubtful accounts	$1.3	$2.3	$(0.3)	$—	$3.3
Valuation allowance for deferred taxes	5.0	0.2	—	—	5.2
Fiscal Year Ended March 29, 2025
Allowance for doubtful accounts	$1.9	$0.2	$(0.8)	$—	$1.3
Valuation allowance for deferred taxes	11.7	—	(6.7)	—	5.0
Fiscal Year Ended March 30, 2024
Allowance for doubtful accounts	$1.7	$0.6	$(0.4)	$—	$1.9
Valuation allowance for deferred taxes	12.0	—	(0.3)	—	11.7