Form 10-Q
period 2026-06-27
Champion Homes, Inc.
filed 2026-08-05
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

Number of shares of common stock outstanding as of July 29, 2026: 54,280,134

CHAMPION HOMES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	June 27, 2026	March 28, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784,712	$638,259
Trade accounts receivable, net	94,899	88,810
Inventories, net	363,635	358,313
Other current assets	46,669	42,836
Total current assets	1,289,915	1,128,218
Long-term assets:
Property, plant, and equipment, net	312,356	314,197
Goodwill	365,151	365,151
Amortizable intangible assets, net	52,824	55,815
Deferred tax assets	22,422	23,456
Other noncurrent assets	104,892	244,709
Total assets	$2,147,560	$2,131,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$99,395	$94,649
Accounts payable	75,550	70,546
Other current liabilities	296,159	290,147
Total current liabilities	471,104	455,342
Long-term liabilities:
Long-term debt	14,440	14,440
Deferred tax liabilities	8,327	8,445
Other liabilities	81,117	80,382
Total long-term liabilities	103,884	103,267

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 54,264 and 54,841 shares issued as of June 27, 2026 and March 28, 2026, respectively	1,505	1,521
Additional paid-in capital	618,543	611,934
Retained earnings	972,036	975,947
Accumulated other comprehensive loss	(19,512)	(16,465)
Total stockholders’ equity	1,572,572	1,572,937
Total liabilities and stockholders’ equity	$2,147,560	$2,131,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended
	June 27, 2026	June 28, 2025
Net sales	$710,234	$701,318
Cost of sales	530,970	511,488
Gross profit	179,264	189,830
Selling, general, and administrative expenses	118,991	111,309
Operating income	60,273	78,521
Interest (income), net	(4,539)	(4,536)
Other (income)	(3,280)	(1,220)
Income before income taxes	68,092	84,277
Income tax expense	17,009	17,699
Net income before equity in net loss of affiliates	51,083	66,578
Equity in net loss of affiliates	569	585
Net income	50,514	65,993
Net income attributable to non-controlling interest	1,357	1,306
Net income attributable to Champion Homes, Inc.	$49,157	$64,687
Net income attributable to Champion Homes, Inc. per share:
Basic	$0.90	$1.13
Diluted	$0.89	$1.13

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended
	June 27, 2026	June 28, 2025
Net income	$50,514	$65,993
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,047)	5,489
Total other comprehensive (loss)	(3,047)	5,489
Total comprehensive income before non-controlling interests	47,467	71,482
Comprehensive income attributable to non-controlling interests	1,357	1,306
Comprehensive income attributable to Champion Homes, Inc.	$46,110	$70,176

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Three months ended
	June 27, 2026	June 28, 2025

Cash flows from operating activities
Net income	$50,514	$65,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,334	11,902
Amortization of deferred financing fees	146	93
Equity-based compensation	6,183	4,978
Deferred taxes	1,021	507
Loss on disposal of property, plant, and equipment	346	29
Foreign currency transaction loss (gain)	595	(796)
Equity in net loss of affiliates	569	585
Dividends from equity method investment	238	236
(Gain) on sale of investment in ECN	(2,514)	—
Change in assets and liabilities:
Accounts receivable	(6,210)	(14,910)
Floor plan receivables	5,716	(144)
Inventories	(5,571)	5,450
Other assets	(4,645)	(4,333)
Accounts payable	5,821	2,697
Accrued expenses and other liabilities	7,937	3,015
Net cash provided by operating activities	72,480	75,302
Cash flows from investing activities
Additions to property, plant, and equipment	(9,834)	(8,901)
Cash paid for equity method investment	—	(447)
Proceeds from sale of investment in ECN	136,998	—
Acquisition, net of cash acquired	(2,000)	(24,555)
Proceeds from disposal of property, plant, and equipment	822	39
Net cash provided by (used in) investing activities	125,986	(33,864)
Cash flows from financing activities
Changes in floor plan financing, net	4,746	(2,407)
Payments on long term debt	—	(684)
Distributions to noncontrolling interest	(1,357)	—
Payments for repurchase of common stock	(50,000)	(50,000)
Stock option exercises	428	3,550
Tax payments for equity-based compensation	(2,644)	(2,323)
Net cash (used in) financing activities	(48,827)	(51,864)
Effect of exchange rate changes on cash and cash equivalents	(3,186)	5,415
Net increase in cash and cash equivalents	146,453	(5,011)
Cash and cash equivalents at beginning of period	638,259	610,338
Cash and cash equivalents at end of period	$784,712	$605,327

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended June 27, 2026
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 28, 2026	54,841	$1,521	$611,934	$975,947	$(16,465)	$—	$1,572,937
Net income	—	—	—	49,157	—	1,357	50,514
Equity-based compensation	—	—	6,183	—	—	—	6,183
Net common stock issued under equity-based compensation plans	77	2	426	(2,644)	—	—	(2,216)
Common stock repurchases	(654)	(18)	—	(50,424)	—	—	(50,442)
Distributions to non-controlling interest	—	—	—	—	—	(1,357)	(1,357)
Foreign currency translation adjustments	—	—	—	—	(3,047)	—	(3,047)
Balance at June 27, 2026	54,264	$1,505	$618,543	$972,036	$(19,512)	$—	$1,572,572

	Three months ended June 28, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 29, 2025	57,109	1,584	586,941	—	975,981	(20,068)	—	1,544,438
Net income	—	—	—		64,687	—	1,306	65,993
Equity-based compensation	—	—	4,978		—	—	—	4,978
Net common stock issued under equity-based compensation plans	173	5	3,545		(2,323)	—	—	1,227
Common stock repurchases	(771)	(22)	—		(50,320)	—	—	(50,342)
Distributions to non-controlling interest	—	—	—		—	—	(1,306)	(1,306)
Foreign currency translation adjustments	—	—	—		—	5,489	—	5,489
Balance at June 28, 2025	56,511	$1,567	$595,464		$988,025	$(14,579)	$—	$1,570,477

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc. (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At June 27, 2026, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 84 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those of its subsidiaries for which it is the primary beneficiary after elimination of intercompany balances and transactions. In the opinion of management, these statements include all normal recurring adjustments necessary to fairly state the Company’s consolidated results of operations, cash flows, and financial position. The Company has evaluated subsequent events after the balance sheet date through the date of the filing of this report with the SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 26, 2026 (the “Fiscal 2026 Annual Report”).

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2027,” will end on April 3, 2027 and will include 53 weeks. References to “fiscal 2026” refer to the Company’s fiscal year ended March 28, 2026. The three months ended June 27, 2026 and June 28, 2025 each included 13 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $3.7 million and $3.3 million at June 27, 2026 and March 28, 2026, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad") to certain independent retailers for purchases of homes manufactured by the Company, of which $41.1 million and $47.1 million was outstanding at June 27, 2026 and March 28, 2026, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of June 27, 2026 or March 28, 2026. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At June 27, 2026, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was twelve months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended June 27, 2026 and June 28, 2025 was $0.8 million and $0.7 million, respectively.

Recently Issued accounting pronouncements: In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which expands disclosures about a public entity's specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The update will be effective for annual periods beginning after December 15, 2026 (fiscal 2028). We are assessing the effect of this update on our consolidated financial statement disclosures.

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

2. Business Combinations

Iseman Homes, Inc. Acquisition

On May 30, 2025, the Company acquired all of the outstanding equity interests in Iseman Homes, Inc. ("Iseman Homes") for total purchase consideration of $26.8 million, net of working capital adjustments. The purchase consideration consisted of net cash paid of $24.6 million, contingent consideration with an estimated fair value of $0.2 million, and remaining consideration payable of $2.0 million, which was previously recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets at March 28, 2026 and subsequently paid in the first quarter of fiscal 2027. The contingent consideration is related to an earnout provision in the event future performance metrics are achieved, with a maximum earnout amount of $1.5 million. The liability for the earnout is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill.

The following table presents the consideration transferred and the purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	$26,636
Estimated earn out consideration	210
Total consideration	$26,846
Purchase price allocations:
Trade accounts receivable	$470
Inventories	16,926
Other current assets	315
Property, plant, and equipment, net	9,560
Amortizable intangible assets, net	2,900
Accounts payable	(622)
Other current liabilities	(8,346)
Identifiable net assets acquired	21,203
Goodwill	5,643
Total purchase price	$26,846

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Trade accounts receivable, other assets, accounts payable and other liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $2.9 million for a trade name based on an independent appraisal. The fair value of the trade name was determined using the relief-from-royalty method and was estimated to have a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $9.6 million related to property, plant, and equipment and $2.9 million related to intangible assets were recorded in the accompanying Condensed Consolidated Balance Sheet as of the acquisition date. The goodwill is not deductible for income tax purposes. For further information on acquired assets measured at fair value, see Note 5, Goodwill, Intangible Assets and Cloud Computing Arrangements.

Management has determined that the pro forma impact of the acquisition of Iseman Homes on revenue and net income is not material to the consolidated financial statements and, accordingly, such information is not presented.

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	June 27, 2026	March 28, 2026
Raw materials	$110,352	$110,073
Work in process	42,231	40,795
Finished goods and other	211,052	207,445
Total inventories, net	$363,635	$358,313

At both June 27, 2026 and March 28, 2026, reserves for obsolete inventory were $11.5 million.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended June 27, 2026 and June 28, 2025 was $9.3 million and $9.0 million, respectively.

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	June 27, 2026	March 28, 2026
Land and improvements	$89,195	$88,996
Buildings and improvements	213,258	211,769
Machinery and equipment	191,624	182,374
Construction in progress	13,647	17,565
Property, plant, and equipment, at cost	507,724	500,704
Less: accumulated depreciation	(195,368)	(186,507)
Property, plant, and equipment, net	$312,356	$314,197

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At both June 27, 2026 and March 28, 2026, the Company had goodwill of $365.2 million. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At June 27, 2026, there were no accumulated impairment losses related to goodwill.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	June 27, 2026			March 28, 2026
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,676	$49,199	$131,875	$82,786	$49,242	$132,028
Accumulated amortization	(56,091)	(22,960)	(79,051)	(54,377)	(21,836)	(76,213)
Amortizable intangibles, net	$26,585	$26,239	$52,824	$28,409	$27,406	$55,815

During the three months ended June 27, 2026 and June 28, 2025, amortization of intangible assets was $3.0 million and $2.9 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At June 27, 2026 and March 28, 2026, the Company had capitalized cloud computing costs, net of amortization of $18.3 million and $19.4 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for each of the three months ended June 27, 2026 and June 28, 2025 was $1.0 million, respectively.

6. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares received cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owned approximately 19.9% of the voting shares of ECN. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus all accrued but unpaid dividends. The transaction, which closed on April 24, 2026, resulted in the liquidation of the Company's investment in ECN common and preferred shares in the first quarter of fiscal 2027, resulting in a net gain of $2.5 million which is presented in Other (income) in the Condensed Consolidated Income Statements.

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

The Company's interest in the common stock investment in ECN was accounted for under the equity method and the Company’s share of the income or losses of ECN are recorded on a three-month lag. For the three months ended June 27, 2026 and June 28, 2025, the Company's share of ECN's net losses was $0.3 million and $0.5 million, respectively. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At March 28, 2026, the investment in the common stock of ECN totaled $70.5 million and was included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The Company's investment in the Preferred Shares was included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets as of March 28, 2026. The investment was measured using the measurement alternative for equity investments without a readily determinable fair value. At March 28, 2026, the investment in the Preferred Shares was $64.5 million. For the three months ended June 27, 2026 and June 28, 2025, the Company reflected dividend income from the investment in the Preferred Shares of $0.8 million and $1.2 million, respectively, in other income on the accompanying Condensed Consolidated Income Statements.

Triad, which was previously considered a related party through the date of liquidation of our investment in ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for the three months ended June 27, 2026 or June 28, 2025. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At March 28, 2026 and June 28, 2025, the Company had floor plan payables due to Triad of $10.9 million and $31.1 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At June 28, 2025, the

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Company had repurchase commitments of $116.2 million on independent retailer floor plan loans outstanding with Triad. See Note 14, Commitments, Contingencies, and Legal Proceedings, for further detail regarding the Company's contingent repurchase obligations.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	June 27, 2026	March 28, 2026
Customer deposits	$83,606	$74,863
Accrued volume rebates	24,085	27,757
Accrued warranty obligations	41,368	38,602
Accrued compensation and payroll taxes	44,184	54,388
Accrued insurance	16,796	14,854
Accrued product liability - water intrusion	29,320	35,603
Current portion of long-term debt	9,339	9,339
Other	47,461	34,741
Total other current liabilities	$296,159	$290,147

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025
Balance at beginning of period	$51,148	$53,155
Warranty expense	21,971	18,165
Cash warranty payments	(19,205)	(18,057)
Balance at end of period	53,914	53,263
Less: noncurrent portion in other long-term liabilities	(12,546)	(12,632)
Total current portion	$41,368	$40,631

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	June 27, 2026	March 28, 2026
Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	5,314	5,314
Notes payable to Romeo Juliet, LLC, due 2039	2,036	2,036
Note payable to United Bank, due 2026	3,999	3,999
Revolving credit facility maturing in 2030	—	—
Total debt	23,779	23,779
Less: current portion of long-term debt	(9,339)	(9,339)
Total long-term debt	$14,440	$14,440

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The interest rate on borrowings under the Second Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). At June 27, 2026, the interest rate under the Second Amended Credit Agreement was 4.77% and letters of credit issued under the Second Amended Credit Agreement totaled $29.4 million. Available borrowing capacity under the Second Amended Credit Agreement as of June 27, 2026 was $170.6 million.

The Second Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Amended Credit Agreement as of June 27, 2026.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at June 27, 2026, including related costs and fees, was 4.45%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

The Company has notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. ("WFC"). The weighted-average interest rate on those notes at June 27, 2026 was 5.42%. The notes are secured by certain assets of the Company. In addition, the Company has a note payable to United Bank with an interest rate of 3.85% that is secured by a note receivable from HHB Investment Fund, LLC, a subsidiary of WFC.

Floor Plan Payables

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At June 27, 2026 and March 28, 2026, the Company had outstanding borrowings on floor plan financing agreements of $99.4 million and $94.6 million, respectively. Total credit line capacity provided under the agreements was $308.0 million as of June 27, 2026. The weighted average interest rate on floor plan payables was 5.10% at June 27, 2026. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended June 27, 2026
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$428,046	$23,324	$—	$451,370
Retail	249,316	—	—	249,316
Transportation/Other	—	—	9,548	9,548
Total	$677,362	$23,324	$9,548	$710,234

	Three months ended June 28, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$424,977	$30,120	$—	$455,097
Retail	236,954	—	—	236,954
Transportation	—	—	9,267	9,267
Total	$661,931	$30,120	$9,267	$701,318

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended June 27, 2026 and June 28, 2025, the Company recorded $17.0 million and $17.7 million of income tax expense and had an effective tax rate of 25.0% and 21.0%, respectively.

The Company’s effective tax rate for the three months ended June 27, 2026 and June 28, 2025, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. OBBBA changed many aspects of U.S. corporate income taxation including accelerated bonus depreciation, research and experimentation expense deduction, and terminating the energy efficient home tax credit.

At June 27, 2026, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(Dollars and shares in thousands, except per share data)	June 27, 2026	June 28, 2025
Numerator:
Net income attributable to Champion Homes, Inc.	$49,157	$64,687
Denominator:
Basic weighted-average shares outstanding	54,897	57,105
Dilutive securities	268	339
Diluted weighted-average shares outstanding	55,165	57,444

Basic net income per share	$0.90	$1.13
Diluted net income per share	$0.89	$1.13

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended June 27, 2026
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$677,362	$23,324	$9,548	$710,234
Cost of sales(1)	(505,124)	(16,192)	(2,040)
Selling, general, and administrative expenses(2)	(83,744)	(3,233)	(27,292)
Other items(3)	—	—	1,352
Segment EBITDA	$88,494	$3,899	$(18,432)

U.S. Factory-built Housing EBITDA				$88,494
Canadian Factory-built Housing EBITDA				3,899
Corporate/Other EBITDA				(18,432)
Depreciation and amortization				(12,334)
Interest income, net				4,539
Equity in net income of affiliate				569
Net income attributable to non-controlling interest				1,357
Income before income taxes				$68,092
Depreciation	$8,785	$409	$146	$9,340
Amortization	$2,994	$—	$—	$2,994
Expenditure for segment assets	$9,296	$304	$234	$9,834
Segment assets(4)	$1,271,196	$153,883	$722,481	$2,147,560

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

	Three months ended June 28, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$661,931	$30,120	$9,267	$701,318
Cost of sales(1)	(480,469)	(21,417)	(2,114)
Selling, general, and administrative expenses(2)	(82,363)	(5,695)	(18,838)
Other items(3)	—	—	(670)
Segment EBITDA	$99,099	$3,008	$(12,355)

U.S. Factory-built Housing EBITDA				$99,099
Canadian Factory-built Housing EBITDA				3,008
Corporate/Other EBITDA				(12,355)
Depreciation and amortization				(11,902)
Interest income, net				4,536
Equity in net income of affiliate				585
Net income attributable to non-controlling interest				1,306
Income before income taxes				$84,277
Depreciation	$8,374	$461	$162	$8,997
Amortization	$2,905	$—	$—	$2,905
Expenditure for segment assets	$8,177	$354	$370	$8,901
Segment assets(4)	$1,325,992	$151,195	$672,064	$2,149,251

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of homes sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any homes that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the home less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.7 million at both June 27, 2026 and March 28, 2026. Excluding the resale value of the homes, the contingent repurchase obligation as of June 27, 2026 was estimated to be $231.6 million. Losses incurred on homes repurchased were immaterial during the three months ended June 27, 2026 and June 28, 2025.

At June 27, 2026, the Company was contingently obligated for $29.4 million under letters of credit, consisting of $12.7 million to support long-term debt, $16.4 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Second Amended Credit Agreement. The Company was also contingently obligated for $16.5 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. In fiscal 2024, the Company investigated and determined the cause of the damage was the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company developed a remediation plan under Subpart I of the HUD code, which was approved in fiscal 2025. The plan called for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded a charge of $34.5 million during the fourth quarter of fiscal 2024 related to the estimated costs of the planned remediation efforts. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. At the time, the Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. During fiscal 2026, the Company reassessed the total expected remaining estimated costs of the planned remediation efforts and determined, through completed inspection, repair and settlement efforts, that there was sufficient experience such that recording to the low end of a range of losses was no longer appropriate. The actuarial analysis completed in the fourth quarter of fiscal 2026 resulted in a charge of $8.5 million to increase the remaining estimated liability to $35.6 million at March 28, 2026. The Company will continue to monitor the population of affected homes and the results of the inspection and repair activities, including actual repair costs on the affected homes and the number of affected homes to be repaired, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. At June 27, 2026 and March 28, 2026, the liability, net of remediation costs incurred to date, was $29.3 million and $35.6 million, respectively, and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

Overview

Champion Homes, Inc. is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 42 manufacturing facilities throughout the U.S. and four manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 84 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

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

In August 2026, the Company completed its previously announced acquisition of the assets of Homes Direct, representing 11 retail sales centers across the western region of the U.S. The acquisition expands Champion's Western U.S. footprint accelerates the Company's direct to consumer strategy. In May 2025, the Company acquired Iseman Homes which operated 10 retail sales centers across the North Central U.S. This acquisition enhances the Company's ability to strengthen distribution from its nearby manufacturing facilities, furthering the Company’s commitment to integrated growth.

In addition to acquisitions, the Company is also focused on enhancing its U.S. manufacturing production capacity, as well as redeployment of capital and resources through strategic actions at specific plants. During the first half of fiscal 2026, the Company idled production at the Bartow, Florida manufacturing plant and ceased operations at the Kelowna, British Columbia manufacturing plant. The Company believes those actions will ultimately lead to greater operating efficiency and profitability. In addition, the Company sold a previously idled manufacturing facility during the second quarter of fiscal 2026. The Company continues to own six idle manufacturing facilities that could be used for further manufacturing capacity expansion in future periods.

During fiscal 2024, the Company made an equity investment in ECN. The investment, in part, facilitated the creation of a captive finance company in partnership with Triad, a subsidiary of ECN. The captive finance company, Champion Financing, through Triad, provides factory-built home floor plan and consumer loans to manufactured home retailers and homebuyers. The Company believes this offering will provide customers needed financing solutions and improve the Company's market share. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus any accrued but unpaid dividends. The transaction closed on April 24, 2026, which resulted in the liquidation of the Company's investment in ECN common and preferred shares in the first quarter of fiscal 2027 and resulted in net cash proceeds of $137.0 million and net gain on investment of $2.5 million. The liquidation of the Company's investment in ECN common and preferred shares will not impact the future operations of Champion Financing.

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

The Company's manufacturing backlog increased to $421.8 million as of June 27, 2026 compared to $302.5 million as of June 28, 2025. The increase in backlog is a function of order rates exceeding production rates during the three months ended June 27, 2026, compared to the same period in the prior fiscal year.

For the three months ended June 27, 2026, approximately 87.3% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 26,363 and 27,676 units during the three months ended May 31, 2026 and 2025, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 23.1% and 22.5%, for the three months ended May 31, 2026 and 2025, respectively. HUD-code industry shipments have improved modestly in recent years, but are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 11% of all U.S. single family home starts. Our estimated market share in the U.S. total housing market, based on data through May 2026, was approximately 3.0% and 2.7% for the three months ended June 27, 2026 and June 28, 2025, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL 2027 VS. 2026

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025
Income Statements Data:
Net sales	$710,234	$701,318
Cost of sales	530,970	511,488
Gross profit	179,264	189,830
Selling, general, and administrative expenses	118,991	111,309
Operating income	60,273	78,521
Interest (income), net	(4,539)	(4,536)
Other (income)	(3,280)	(1,220)
Income before income taxes	68,092	84,277
Income tax expense	17,009	17,699
Net income before equity in net loss of affiliates	51,083	66,578
Equity in net loss of affiliates	569	585
Net income	$50,514	$65,993
Net income attributable to non-controlling interest	1,357	1,306
Net income attributable to Champion Homes, Inc.	$49,157	$64,687

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$49,157	$64,687
Income tax expense	17,009	17,699
Interest (income), net	(4,539)	(4,536)
Depreciation and amortization	12,334	11,902
Equity in net loss of ECN	263	459
Net gain on sale of ECN	(2,514)	—
Plant closure costs	—	3,252
Product liability - water intrusion, net	(313)	—
Transaction costs	589	714
Other	1,598	—
Adjusted EBITDA	$73,584	$94,177
As a percent of net sales:
Gross profit	25.2%	27.1%
Selling, general, and administrative expenses	16.8%	15.9%
Operating income	8.5%	11.2%
Net income attributable to Champion Homes, Inc.	6.9%	9.2%
Adjusted EBITDA	10.4%	13.4%

NET SALES

The following table summarizes net sales for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Net sales	$710,234	$701,318	$8,916	1.3%
U.S. manufacturing and retail net sales	$677,362	$661,931	$15,431	2.3%
U.S. homes sold	7,089	6,965	124	1.8%
U.S. manufacturing and retail average home selling price	$95.6	$95.0	$0.6	0.6%
Canadian manufacturing net sales	$23,324	$30,120	$(6,796)	(22.6%)
Canadian homes sold	185	250	(65)	(26.0%)
Canadian manufacturing average home selling price	$126.1	$120.5	$5.6	4.6%
Corporate/Other net sales	$9,548	$9,267	$281	3.0%
U.S. manufacturing facilities in operation at end of period	42	42
U.S. retail sales centers in operation at end of period	84	82
Canadian manufacturing facilities in operation at end of period	4	4

Net sales for the three months ended June 27, 2026 were $710.2 million, an increase of $8.9 million, or 1.3%, compared to the three months ended June 28, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $15.4 million, or 2.3%, for the three months ended June 27, 2026 compared to the three months ended June 28, 2025. The increase was due to a 1.8% increase in new homes sold and 0.6% increase in the average selling price per new home. The increase in new homes sold was due to higher new home orders and production rates.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $6.8 million, or 22.6% for the three months ended June 27, 2026 compared to the same period in the prior fiscal year, primarily due to a 26.0% decrease in homes sold partially offset by a 4.6% increase in average home selling price. The decrease in homes sold was due to lower demand in certain markets and the closure of the Kelowna, BC plant in the second quarter of fiscal 2026. The increase in average selling price was due to product mix. On a constant currency basis, net sales for the Canadian segment were favorably impacted by approximately $0.4 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended June 27, 2026 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. Net sales were consistent for the three months ended June 27, 2026 and June 28, 2025.

GROSS PROFIT

The following table summarizes gross profit for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$164,998	$174,403	$(9,405)	(5.4%)
Canadian Factory-built Housing	6,759	8,274	(1,515)	(18.3%)
Corporate/Other	7,507	7,153	354	4.9%
Total gross profit	$179,264	$189,830	$(10,566)	(5.6%)
Gross profit as a percent of net sales	25.2%	27.1%

Gross profit as a percent of sales during the three months ended June 27, 2026 was 25.2% compared to 27.1% during the three months ended June 28, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $9.4 million, or 5.4%, during the three months ended June 27, 2026 compared to the same period in the prior fiscal year. Gross profit was 24.4% as a percent of segment net sales for the three months ended June 27, 2026, compared to 26.3% for the three months ended June 28, 2025. The decrease in gross profit as a percent of segment net sales was driven by higher manufacturing material input costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.5 million, or 18.3%, during the three months ended June 27, 2026 compared to the same period in the prior fiscal year. The decrease in gross profit was due to fewer homes sold in the period compared to the prior year. Gross profit as a percent of net sales was 29.0% for the three months ended June 27, 2026, compared to 27.5% in the same period of the prior year. The increase in gross profit as a percent of segment net sales was due to higher average selling prices of new homes and the impact of the closure of the Kelowna, BC plant, which reduced segment margin percentage in the prior fiscal year.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $0.4 million, or 4.9%, during the three months ended June 27, 2026 compared to the same period of the prior fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$88,284	$86,583	$1,701	2.0%
Canadian Factory-built Housing	3,268	5,726	(2,458)	(42.9%)
Corporate/Other	27,439	19,000	8,439	44.4%
Total selling, general, and administrative expenses	$118,991	$111,309	$7,682	6.9%
Selling, general, and administrative expense as a percent of net sales	16.8%	15.9%

Selling, general, and administrative expenses were $119.0 million for the three months ended June 27, 2026, an increase of $7.7 million, or 6.9%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $1.7 million, or 2.0%, during the three months ended June 27, 2026 as compared to the same period in the prior fiscal year. SG&A as a percent of segment net sales decreased to 13.0% for the three months ended June 27, 2026 compared to 13.1% during the comparable period of the prior fiscal year. The increase in SG&A was due to the inclusion of Iseman Homes for the entire period in fiscal 2027 versus a partial period in the prior year subsequent to the acquisition.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $2.5 million, or 42.9%, for the three months ended June 27, 2026 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 14.0% for the three months ended June 27, 2026 compared to 19.0% during the comparable period of the prior fiscal year, primarily due to costs associated with the Kelowna, BC plant closure of $2.9 million being included in the prior fiscal year.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $8.4 million, or 44.4%, during the three months ended June 27, 2026 as compared to the same period of the prior fiscal year. The increase was primarily due to foreign currency transaction losses, employee severance costs, and higher stock compensation and incentive expense.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Interest income	$6,378	$6,033	$345	5.7%
Less: interest expense	(1,839)	(1,497)	(342)	22.8%
Interest income, net	$4,539	$4,536	$3	0.1%
Average outstanding floor plan payable	$97,022	$104,888
Average outstanding debt	$23,779	$24,439
Average cash balance	$711,486	$607,833

Interest income, net was $4.5 million for each of the three months ended June 27, 2026 and June 28, 2025.

OTHER INCOME

The following table summarizes other income for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Other income	$3,280	$1,220	$2,060	168.9%

Other income for the three months ended June 27, 2026 represents the net gain on sale of the Company's investment in ECN common and preferred shares of $2.5 million and dividend income of $0.8 million from the investment in ECN Preferred Shares. Other income for the three months ended June 28, 2025 represents dividend income of $1.2 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Income tax expense	$17,009	$17,699	$(690)	(3.9%)
Effective tax rate	25.0%	21.0%

Income tax expense for the three months ended June 27, 2026 was $17.0 million, representing an effective tax rate of 25.0%, compared to income tax expense of $17.7 million, representing an effective tax rate of 21.0% for the three months ended June 28, 2025. The effective tax rate for the three months ended June 27, 2026 was negatively impacted primarily by a decrease in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rate for each of the three months ended June 27, 2026 and June 28, 2025, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Equity in net loss of affiliates	$569	$585	$(16)	(2.7%)

The Company's investment in ECN is accounted for under the equity method and the Company’s share of the earnings or losses of ECN are recorded on a three-month lag. Equity in net loss of affiliates of $0.6 million for the three months ended June 27, 2026 represents a loss on the equity method investment in ECN of $0.3 million and net losses from other unconsolidated equity method investments of $0.3 million. Equity in net loss of affiliates of $0.6 million for the three months ended June 28, 2025 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other equity method investments of $0.1 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Net income attributable to non-controlling interest	$1,357	$1,306	$51	3.9%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$49,157	$64,687	$(15,530)	-24.0%
Income tax expense	17,009	17,699	(690)	-3.9%
Interest (income), net	(4,539)	(4,536)	(3)	0.1%
Depreciation and amortization	12,334	11,902	432	3.6%
Equity in net loss of ECN	263	459	(196)	-42.7%
Net gain on sale of ECN	(2,514)	—	(2,514)	*
Plant closure costs	—	3,252	(3,252)	*
Product liability - water intrusion, net	(313)	—	(313)	*
Transaction costs	589	714	(125)	-17.5%
Other	1,598	—
Adjusted EBITDA	$73,584	$94,177	$(20,593)	-21.9%

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended June 27, 2026 was $73.6 million, a decrease of $20.6 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income as a result of lower gross margins.

The Company defines Adjusted EBITDA as net income or loss attributable to Champion Homes, Inc. plus expense or minus income: (a) the provision for income taxes; (b) interest, net; (c) depreciation and amortization; (d) gain or loss from discontinued operations; (e) non-cash restructuring charges and impairment of assets; (f) equity in net earnings or losses of ECN; (g) charges related to the remediation of the water intrusion product liability claims; and (h) other non-operating income and costs, including but not limited to those costs for the acquisition and integration or disposition of businesses or investments, including the change in fair value of contingent consideration, and idle facilities. Adjusted EBITDA is not a measure of earnings calculated in accordance with U.S. GAAP, and should not be considered an alternative to, or more meaningful than, net income or loss, net sales, operating income or earnings per share prepared on a U.S. GAAP basis. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by U.S. GAAP, which is presented in the Statement of Cash Flows. In addition, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at June 27, 2026 totaled $421.8 million compared to $302.5 million at June 28, 2025. The increase in backlog is a function of order rates exceeding production rates during the three months ended June 27, 2026, compared to the same period in the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the three months ended June 27, 2026 and June 28, 2025:

	Three months ended
(Dollars in thousands)	June 27, 2026	June 28, 2025
Net cash provided by (used in):
Operating activities	$72,480	$75,302
Investing activities	125,986	(33,864)
Financing activities	(48,827)	(51,864)
Effect of exchange rate changes on cash, cash equivalents	(3,186)	5,415
Net increase in cash and cash equivalents	146,453	(5,011)
Cash and cash equivalents at beginning of period	638,259	610,338
Cash and cash equivalents at end of period	$784,712	$605,327

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company's Second Amended Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At June 27, 2026, $170.6 million was available for borrowing under the Second Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $72.5 million for the three months ended June 27, 2026 compared to $75.3 million for the three months ended June 28, 2025. The decrease was primarily driven by lower operating income before non-cash charges partially offset by more favorable changes in working capital items during the first three months of fiscal 2027 as compared to the same period of the prior year.

Cash provided by investing activities was $126.0 million for the three months ended June 27, 2026 compared to cash used in investing activities of $33.9 million for the three months ended June 28, 2025. The increase in cash provided by investing activities was primarily related to the sale of the investment in ECN common and preferred shares during the first quarter of fiscal 2027 and the acquisition of Iseman Homes in the prior fiscal year.

Cash used in financing activities was $48.8 million for the three months ended June 27, 2026 compared to $51.9 million for the three months ended June 28, 2025. The change between periods was primarily a result of changes in floor plan financing. Cash used for repurchases of common stock was $50.0 million for each of the three months ended June 27, 2026 and June 28, 2025.

Critical Accounting Policies

For a discussion of our critical accounting policies that management believes affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements, see Part II, Item 7 of the Fiscal 2026 Annual Report, under the heading “Critical Accounting Policies.” There have been no significant changes in our significant accounting policies or critical accounting estimates discussed in the Fiscal 2026 Annual Report, other than those included in Note 1, "Basis of Presentation".

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
•
the potential disruption to our business caused by public health issues, such as an epidemic or pandemic, and resulting government actions; and
•
other risks described in Part I — Item 1A, "Risk Factors," included in the Fiscal 2026 Annual Report, as well as the risks and information provided from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2026 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no significant changes in such risks since March 28, 2026.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act at June 27, 2026. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 16, 2024, the Company's Board of Directors initiated a share repurchase program. The Company has been repurchasing shares since the program's initiation and the Board of Directors has continued to refresh the amount of authorized share repurchases. At June 27, 2026, there was $100.0 million remaining under the current share repurchase authorization. In July 2026, the Board of Directors approved an increase to the share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended June 27, 2026 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
05/31/26 - 06/27/26	653,412	$76.50	653,412
	653,412		653,412	$100,000

Item 5. OTHER INFORMATION

During the three months ended June 27, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Transition Agreement dated as of June 1, 2026 between Joseph Kimmel and Champion Home Builders, Inc. †

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-4 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	August 5, 2026
Tim Larson	(Principal Executive Officer)

/s/ David McKinstray	Executive Vice President, Chief Financial Officer and Treasurer	August 5, 2026
David McKinstray	(Principal Financial Officer)