Form 10-Q
period 2026-09-26
Champion Homes, Inc.
filed 2026-11-04
CIK 90896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

Number of shares of common stock outstanding as of October 30, 2026: 53,762,138

CHAMPION HOMES, INC.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Homes, Inc.

Condensed Consolidated Balance Sheets

(Dollars and shares in thousands, except per share amounts)

	September 26, 2026	March 28, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$702,782	$638,259
Trade accounts receivable, net	99,729	88,810
Inventories, net	395,715	358,313
Other current assets	53,961	42,836
Total current assets	1,252,187	1,128,218
Long-term assets:
Property, plant, and equipment, net	320,671	314,197
Goodwill	394,114	365,151
Amortizable intangible assets, net	54,290	55,815
Deferred tax assets	20,267	23,456
Other noncurrent assets	94,609	244,709
Total assets	$2,136,138	$2,131,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Floor plan payable	$96,304	$94,649
Accounts payable	82,221	70,546
Other current liabilities	277,437	290,147
Total current liabilities	455,962	455,342
Long-term liabilities:
Long-term debt	12,430	14,440
Deferred tax liabilities	8,562	8,445
Other liabilities	80,762	80,382
Total long-term liabilities	101,754	103,267

Stockholders' Equity:
Common stock, $0.0277 par value, 115,000 shares authorized, 53,751 and 54,841 shares issued as of September 26, 2026 and March 28, 2026, respectively	1,490	1,521
Additional paid-in capital	622,792	611,934
Retained earnings	973,281	975,947
Accumulated other comprehensive loss	(19,141)	(16,465)
Total stockholders’ equity	1,578,422	1,572,937
Total liabilities and stockholders’ equity	$2,136,138	$2,131,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Income Statements

(Unaudited, dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$727,032	$684,429	$1,437,266	$1,385,747
Cost of sales	541,430	496,497	1,072,400	1,007,985
Gross profit	185,602	187,932	364,866	377,762
Selling, general, and administrative expenses	119,819	113,117	238,810	224,426
Operating income	65,783	74,815	126,056	153,336
Interest (income), net	(5,332)	(4,034)	(9,871)	(8,570)
Other (income) expense	(2,010)	79	(5,290)	(1,141)
Income before income taxes	73,125	78,770	141,217	163,047
Income tax expense	17,731	18,551	34,740	36,250
Net income before equity in net loss of affiliates	55,394	60,219	106,477	126,797
Equity in net loss of affiliates	290	125	859	710
Net income	55,104	60,094	105,618	126,087
Net income attributable to non-controlling interest	2,443	1,895	3,800	3,201
Net income attributable to Champion Homes, Inc.	$52,661	$58,199	$101,818	$122,886
Net income attributable to Champion Homes, Inc. per share:
Basic	$0.97	$1.03	$1.87	$2.17
Diluted	$0.97	$1.03	$1.86	$2.15

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three months ended		Six months ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$55,104	$60,094	$105,618	$126,087
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	371	(2,408)	(2,676)	3,081
Total other comprehensive income (loss)	371	(2,408)	(2,676)	3,081
Total comprehensive income before non-controlling interests	55,475	57,686	102,942	129,168
Comprehensive income attributable to non-controlling interests	2,443	1,895	3,800	3,201
Comprehensive income attributable to Champion Homes, Inc.	$53,032	$55,791	$99,142	$125,967

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Six months ended
	September 26, 2026	September 27, 2025

Cash flows from operating activities
Net income	$105,618	$126,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,857	23,560
Amortization of deferred financing fees	198	231
Equity-based compensation	10,432	10,483
(Gain) on extinguishments of debt	(2,031)	—
Deferred taxes	3,715	18,332
Loss (gain) on disposal of property, plant, and equipment	380	(2,621)
Foreign currency transaction loss (gain)	1,012	(399)
Equity in net loss of affiliates	859	710
Dividends from equity method investment	238	480
(Gain) on sale of investment in ECN	(2,514)	—
Change in assets and liabilities:
Accounts receivable	(11,008)	(9,489)
Floor plan receivables	9,990	(2,930)
Inventories	(8,919)	25,718
Other assets	(11,235)	(11,434)
Accounts payable	12,507	(1,750)
Accrued expenses and other liabilities	(18,661)	(25,800)
Net cash provided by operating activities	115,438	151,178
Cash flows from investing activities
Additions to property, plant, and equipment	(21,945)	(17,817)
Cash paid for equity method investment	(373)	(447)
Proceeds from sale of investment in ECN	136,998	—
Acquisitions, net of cash acquired	(53,888)	(24,636)
Proceeds from disposal of property, plant, and equipment	830	5,105
Net cash provided by (used in) investing activities	61,622	(37,795)
Cash flows from financing activities
Changes in floor plan financing, net	1,654	(7,310)
Payments on long term debt	(3,997)	(769)
Distributions to noncontrolling interest	(3,800)	—
Payments of deferred financing fees	—	(1,014)
Payments for repurchase of common stock	(100,000)	(100,000)
Stock option exercises	441	3,550
Tax payments for equity-based compensation	(3,541)	(2,344)
Net cash (used in) financing activities	(109,243)	(107,887)
Effect of exchange rate changes on cash and cash equivalents	(3,294)	2,906
Net increase in cash and cash equivalents	64,523	8,402
Cash and cash equivalents at beginning of period	638,259	610,338
Cash and cash equivalents at end of period	$702,782	$618,740

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, dollars and shares in thousands)

	Three months ended September 26, 2026
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at June 27, 2026	54,264	$1,505	$618,543	$972,036	$(19,512)	$—	$1,572,572
Net income	—	—	—	52,661	—	2,443	55,104
Equity-based compensation	—	—	4,249	—	—	—	4,249
Net common stock issued under equity-based compensation plans	32	—	—	(897)	—	—	(897)
Common stock repurchases	(545)	(15)	—	(50,519)	—	—	(50,534)
Distributions to non-controlling interest	—	—	—	—	—	(2,443)	(2,443)
Foreign currency translation adjustments	—	—	—	—	371	—	371
Balance at September 26, 2026	53,751	$1,490	$622,792	$973,281	$(19,141)	$—	$1,578,422

	Six months ended September 26, 2026
	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 28, 2026	54,841	$1,521	$611,934	$975,947	$(16,465)	$—	$1,572,937
Net income	—	—	—	101,818	—	3,800	105,618
Equity-based compensation	—	—	10,432	—	—	—	10,432
Net common stock issued under equity-based compensation plans	109	2	426	(3,541)	—	—	(3,113)
Common stock repurchases	(1,199)	(33)	—	(100,943)	—	—	(100,976)
Distributions to non-controlling interest	—	—	—	—	—	(3,800)	(3,800)
Foreign currency translation adjustments	—	—	—	—	(2,676)	—	(2,676)
Balance at September 26, 2026	53,751	$1,490	$622,792	$973,281	$(19,141)	$—	$1,578,422

	Three months ended September 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at June 28, 2025	56,511	1,567	595,464	—	988,025	(14,579)	—	1,570,477
Net income	—	—	—		58,199	—	1,895	60,094
Equity-based compensation	—	—	5,505		—	—	—	5,505
Net common stock issued under equity-based compensation plans	10	—	1		(21)	—	—	(20)
Common stock repurchases	(676)	(18)	—		(50,475)	—	—	(50,493)
Distributions to non-controlling interest	—	—	—		—	—	(1,895)	(1,895)
Foreign currency translation adjustments	—	—	—		—	(2,408)	—	(2,408)
Balance at September 27, 2025	55,845	1,549	600,970		995,728	(16,987)	—	$1,581,260

	Six months ended September 27, 2025
	Common Stock
	Shares	Amount	Additional Paid in Capital		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
Balance at March 29, 2025	57,109	1,584	586,941	—	975,981	(20,068)	—	1,544,438
Net income	—	—	—		122,886	—	3,201	126,087
Equity-based compensation	—	—	10,483		—	—	—	10,483
Net common stock issued under equity-based compensation plans	183	5	3,546		(2,344)	—	—	1,207
Common stock repurchases	(1,447)	(40)	—		(100,795)	—	—	(100,835)
Distributions to non-controlling interest	—	—	—		—	—	(3,201)	(3,201)
Foreign currency translation adjustments	—	—	—		—	3,081	—	3,081
Balance at September 27, 2025	55,845	$1,549	$600,970		$995,728	$(16,987)	$—	$1,581,260

Components of accumulated other comprehensive loss consisted solely of foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Business

Nature of Operations: The operations of Champion Homes, Inc. (the “Company”), consist of manufacturing, retail, construction services, and transportation activities. At September 26, 2026, the Company operated 42 manufacturing facilities throughout the United States (“U.S.”) and 4 manufacturing facilities in western Canada that primarily construct factory-built, timber-framed manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 95 sales centers that sell manufactured houses to consumers across the U.S. The Company's construction services business provides installation and set-up services of factory-built homes. The Company’s transportation business engages independent owners/drivers to transport recreational vehicles throughout the U.S. and Canada and manufactured houses in certain regions of the U.S.

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

The Company’s fiscal year is a 52- or 53-week period that ends on the Saturday nearest to March 31. The Company’s current fiscal year, “fiscal 2027,” will end on April 3, 2027 and will include 53 weeks. References to “fiscal 2026” refer to the Company’s fiscal year ended March 28, 2026. The three and six months ended September 26, 2026 and September 27, 2025 each included 13 and 26 weeks, respectively.

The Company’s allowance for credit losses on financial assets measured at amortized cost reflects management’s estimate of credit losses over the remaining expected life of such assets, measured primarily using historical experience, as well as current economic conditions and forecasts that affect the collectability of the reported amount. Expected credit losses for newly recognized financial assets, as well as changes to expected credit losses during the period, are recognized in earnings. Accounts receivable are reflected net of reserves of $4.0 million and $3.3 million at September 26, 2026 and March 28, 2026, respectively.

Floor plan receivables consist primarily of amounts loaned by the Company through Triad Financial Services, Inc. ("Triad") to certain independent retailers for purchases of homes manufactured by the Company, of which $36.9 million and $47.1 million was outstanding at September 26, 2026 and March 28, 2026, respectively. Floor plan receivables are carried net of payments received and recorded at amortized cost. The Company intends to hold the floor plan receivables until maturity or payoff. These loans are serviced by Triad, to which we pay a servicing fee. Upon execution of the financing arrangement, the floor plan loans are generally payable at the earlier of the sale of the underlying home or two years from the origination date. Floor plan receivables are included in other current assets and other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The floor plan receivables are collateralized by the related homes, mitigating loss exposure. The Company and Triad evaluate the credit worthiness of each independent retailer prior to credit approval, including reviewing the independent retailer’s payment history, financial condition, and the overall economic environment. The Company evaluates the risk of credit loss in aggregate on existing loans with similar terms, based on historic experience and current economic conditions, as well as individual retailers with past due balances or other indications of heightened credit risk. The allowance for credit losses related to floor plan receivables was not material as of September 26, 2026 or March 28, 2026. Loans are considered past due if any required interest or curtailment payment remains unpaid 30 days after the due date. Receivables are placed on non-performing status if any interest or installment payments are past due over 90 days. Loans are placed on nonaccrual status when interest payments are past due over 90 days. At September 26, 2026, there were no floor plan receivables on nonaccrual status and the weighted-average age of the floor plan receivables was thirteen months.

Interest income from floor plan receivables is recognized on an accrual basis and is included in interest income in the accompanying Condensed Consolidated Income Statements. Interest income from floor plan receivables for the three months ended September 26, 2026 and September 27, 2025 was $0.7 million and $0.8 million, respectively. Interest income from floor plan receivables for each of the six months ended September 26, 2026 and September 27, 2025 was $1.5 million, respectively.

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

2. Business Combinations

Homes Direct Acquisition

On August 1, 2026, the Company acquired the assets of Homes Direct for total purchase consideration of $55.9 million, net of preliminary working capital adjustments. The purchase consideration consisted of net cash paid of $50.2 million, including a $1.5 million deposit paid in fiscal 2026, and remaining consideration payable of $5.7 million. The liability for the remaining consideration payable is recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company accounted for the acquisition as a business combination under the acquisition method of accounting provided by FASB ASC 805, Business Combinations ("ASC 805"). As such, the purchase price was allocated to the net assets acquired, inclusive of intangible assets, with the excess fair value recorded to goodwill. The purchase price allocation is based upon preliminary valuation information available to determine the fair value of certain assets and liabilities, including goodwill, and is subject to change as additional information is obtained about the facts and circumstances that existed at the valuation date. The Company expects to finalize the fair values of the assets acquired and liabilities assumed during the one-year measurement period.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The following table presents the consideration transferred and the preliminary purchase price allocation:

Description	Amount
Fair value of consideration transferred
Cash consideration, net of cash acquired	$50,162
Consideration payable	5,720
Total consideration	$55,882
Preliminary purchase price allocations:
Inventories	$27,295
Other current assets	371
Property, plant, and equipment, net	6,249
Amortizable intangible assets, net	4,500
Deferred tax assets	315
Accounts payable	(522)
Other current liabilities	(8,989)
Identifiable net assets acquired	29,219
Goodwill	26,663
Total preliminary purchase price	$55,882

Other current assets, accounts payable and other current liabilities are generally stated at historical carrying values as they approximate fair value. Retail inventories are reflected at manufacturer wholesale prices. Intangible assets include $4.5 million for a trade name based on an independent appraisal. The fair value of the trade name was determined using the relief-from-royalty method and was estimated to have a weighted average useful life of ten years from the acquisition date. Fair value estimates of property, plant, and equipment were based on independent appraisals, giving consideration to the highest and best use of the assets. Key assumptions used in the appraisals were drawn from a combination of market, cost, and sales comparison approaches, as appropriate. Level 3 fair value estimates of $6.2 million related to property, plant, and equipment and $4.5 million related to intangible assets were recorded in the accompanying Condensed Consolidated Balance Sheet as of the acquisition date. The goodwill is deductible for income tax purposes. For further information on acquired assets measured at fair value, see Note 5, Goodwill, Intangible Assets and Cloud Computing Arrangements.

Management has determined that the pro forma impact of the acquisition of Homes Direct on revenue and net income is not material to the consolidated financial statements and, accordingly, such information is not presented.

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

3. Inventories, net

The components of inventory, net of reserves for obsolete inventory, were as follows:

(Dollars in thousands)	September 26, 2026	March 28, 2026
Raw materials	$117,001	$110,073
Work in process	45,915	40,795
Finished goods and other	232,799	207,445
Total inventories, net	$395,715	$358,313

At September 26, 2026 and March 28, 2026, the reserve for obsolete inventory was $10.9 million and $11.5 million, respectively.

4. Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated primarily on a straight-line basis, generally over the following estimated useful lives: land improvements – 3 to 10 years; buildings and improvements – 8 to 25 years; and vehicles and machinery and equipment – 3 to 8 years. Depreciation expense for the three months ended September 26, 2026 and September 27, 2025 was $9.5 million and $8.7 million, respectively. Depreciation expense for the six months ended September 26, 2026 and September 27, 2025 was $18.8 million and $17.7 million, respectively.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The components of property, plant, and equipment were as follows:

(Dollars in thousands)	September 26, 2026	March 28, 2026
Land and improvements	$96,342	$88,996
Buildings and improvements	217,268	211,769
Machinery and equipment	195,821	182,374
Construction in progress	16,004	17,565
Property, plant, and equipment, at cost	525,435	500,704
Less: accumulated depreciation	(204,764)	(186,507)
Property, plant, and equipment, net	$320,671	$314,197

5. Goodwill, Intangible Assets, and Cloud Computing Arrangements

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At September 26, 2026 and March 28, 2026 the company had goodwill of $394.1 million, and $365.2 million, respectively. The increase in goodwill was primarily due to the acquisition of Homes Direct in the second quarter of fiscal 2027. Goodwill is allocated to reporting units included in the U.S. Factory-built Housing segment, which include the Company’s U.S. manufacturing and retail operations. At September 26, 2026, there were no accumulated impairment losses related to goodwill.

Intangible Assets

The components of amortizable intangible assets were as follows:

(Dollars in thousands)	September 26, 2026			March 28, 2026
	Customer Relationships & Other	Trade Names	Total	Customer Relationships & Other	Trade Names	Total
Gross carrying amount	$82,690	$53,705	$136,395	$82,786	$49,242	$132,028
Accumulated amortization	(57,930)	(24,175)	(82,105)	(54,377)	(21,836)	(76,213)
Amortizable intangibles, net	$24,760	$29,530	$54,290	$28,409	$27,406	$55,815

During each of the three months ended September 26, 2026 and September 27, 2025, amortization of intangible assets was $3.0 million respectively. During the six months ended September 26, 2026 and September 27, 2025, amortization of intangible assets was $6.0 million and $5.9 million, respectively.

Cloud Computing Arrangements

The Company capitalizes costs associated with the development of cloud computing arrangements in a manner consistent with internally developed software. At September 26, 2026 and March 28, 2026, the Company had capitalized cloud computing costs, net of amortization of $17.3 million and $19.4 million, respectively. Cloud computing costs are included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets. Amortization of capitalized cloud computing costs for each of the three months ended September 26, 2026 and September 27, 2025 was $1.0 million, respectively. Amortization of capitalized cloud computing costs for each of the six months ended September 26, 2026 and September 27, 2025 was $2.0 million, respectively.

6. Investment in ECN Capital Corporation

In September 2023, the Company entered into a share subscription agreement with ECN Capital Corp. ("ECN") and made a $137.8 million equity investment in ECN on a private placement basis. The Company purchased 33.6 million common shares, representing approximately 12% of the total outstanding common shares of ECN, and 27.5 million mandatory convertible preferred shares (the “Preferred Shares”). The Preferred Shares received cumulative cash dividends at an annual rate of 4.0%. Following the private placement, the Company owned approximately 19.9% of the voting shares of ECN. On November 13, 2025, ECN entered into a definitive arrangement to be acquired by a private investor group for CAD $3.10 per share, plus all accrued but unpaid dividends. The transaction, which closed on April 24, 2026, resulted in the liquidation of the Company's investment in ECN common and preferred shares in the first quarter of fiscal 2027, resulting in a net gain of $2.5 million which is presented in Other (income) in the Condensed Consolidated Income Statements for the six months ended September 26, 2026.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

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

The Company's interest in the common stock investment in ECN was accounted for under the equity method and the Company’s share of the income or losses of ECN are recorded on a three-month lag. For the three and six months ended September 26, 2026, the Company's share of ECN's net losses was $0.0 and $0.3 million, respectively. For the three and six months ended September 27, 2025, the Company's share of ECN's net losses was $0.1 million and $0.5 million, respectively. Dividends received on the investment in common stock of ECN are reflected as a reduction to the investment balance and are presented on the Condensed Consolidated Statements of Cash Flows using the nature of the distribution approach. At March 28, 2026, the investment in the common stock of ECN totaled $70.5 million and was included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

The Company's investment in the Preferred Shares was included in other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets as of March 28, 2026. The investment was measured using the measurement alternative for equity investments without a readily determinable fair value. At March 28, 2026, the investment in the Preferred Shares was $64.5 million. For the six months ended September 26, 2026, the Company reflected dividend income from the investment in the Preferred Shares of $0.8 million. For the six months ended September 27, 2025, the Company reflected dividend income from the investment in the Preferred Shares of $1.2 million. There was no dividend income from the Preferred Shares for the three months ended September 26, 2026 or September 27, 2025. Dividend income is reflected in other income on the accompanying Condensed Consolidated Income Statements.

Triad, which was previously considered a related party through the date of liquidation of our investment in ECN, provides loan servicing for the Company's floor plan receivables. The Company pays Triad a fee for servicing loans which was not material for the three and six months ended September 26, 2026 or September 27, 2025, respectively. Triad also provides floor plan financing of the Company's products to Company-owned and independent retailers. At March 28, 2026 and September 27, 2025, the Company had floor plan payables due to Triad of $10.9 million and $23.6 million, respectively. See Note 9, Debt and Floor Plan Payable for further detail regarding the Company's floor plan financing. At September 27, 2025, the Company had repurchase commitments of $110.7 million on independent retailer floor plan loans outstanding with Triad. See Note 14, Commitments, Contingencies, and Legal Proceedings, for further detail regarding the Company's contingent repurchase obligations.

7. Other Current Liabilities

The components of other current liabilities were as follows:

(Dollars in thousands)	September 26, 2026	March 28, 2026
Customer deposits	$95,971	$74,863
Accrued volume rebates	26,651	27,757
Accrued warranty obligations	43,514	38,602
Accrued compensation and payroll taxes	46,609	54,388
Accrued insurance	15,958	14,854
Accrued product liability - water intrusion	9,803	35,603
Current portion of long-term debt	—	9,339
Other	38,931	34,741
Total other current liabilities	$277,437	$290,147

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

8. Accrued Warranty Obligations

Changes in the accrued warranty obligations were as follows:

	Three months ended		Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance at beginning of period	$53,914	$53,263	$51,148	$53,155
Warranty expense	21,421	18,274	43,392	36,440
Cash warranty payments	(19,275)	(19,789)	(38,480)	(37,847)
Balance at end of period	56,060	51,748	56,060	51,748
Less: noncurrent portion in other long-term liabilities	(12,546)	(12,632)	(12,546)	(12,632)
Total current portion	$43,514	$39,116	$43,514	$39,116

9. Debt and Floor Plan Payable

Long-term debt consisted of the following:

(Dollars in thousands)	September 26, 2026	March 28, 2026

Obligations under industrial revenue bonds due 2029	$12,430	$12,430
Notes payable to Romeo Juliet, LLC, due 2026	—	5,314
Notes payable to Romeo Juliet, LLC, due 2039	—	2,036
Note payable to United Bank, due 2026	—	3,999
Revolving credit facility maturing in 2030	—	—
Total debt	12,430	23,779
Less: current portion of long-term debt	—	(9,339)
Total long-term debt	$12,430	$14,440

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

The interest rate on borrowings under the Second Amended Credit Agreement is based on the Secured Overnight Financing Rate ("SOFR") or an Alternative Base Rate ("ABR") plus an interest rate spread. The interest rate spread adjusts based on the consolidated total net leverage of the Company. The interest rate ranges from a high of SOFR plus 1.875% or the ABR plus 0.875% (when the consolidated total net leverage ratio is equal to or greater than 2.25 to 1.00), to a low of SOFR plus 1.125% or the ABR plus 0.125% (when the consolidated total net leverage ratio is less than 0.50 to 1.00). At September 26, 2026, the interest rate under the Second Amended Credit Agreement was 5.02% and letters of credit issued under the Second Amended Credit Agreement totaled $29.4 million. Available borrowing capacity under the Second Amended Credit Agreement as of September 26, 2026 was $170.6 million.

The Second Amended Credit Agreement contains covenants that restrict the amount of additional debt, liens and certain payments, including equity buy-backs, investments, dispositions, mergers and consolidations, among other restrictions as defined. The Company was in compliance with all covenants of the Second Amended Credit Agreement as of September 26, 2026.

Obligations under industrial revenue bonds are supported by letters of credit and bear interest based on a municipal bond index rate. The weighted-average interest rate at September 26, 2026, including related costs and fees, was 5.15%. The industrial revenue bonds require lump-sum payments of principal upon maturity in 2029 and are secured by the assets of certain manufacturing facilities.

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

The Company settled notes payable to Romeo Juliet, LLC, a subsidiary of Wells Fargo Community Investment Holdings, Inc. and United Bank in the second quarter of fiscal 2027, resulting in a gain on debt extinguishments of $2.0 million, which is reflected in other (income) expense in the Condensed Consolidated Income Statements for the three and six months ended September 26, 2026.

Floor Plan Payables

The Company’s retail operations utilize floor plan financing to fund the purchase of manufactured homes for display or resale. At September 26, 2026 and March 28, 2026, the Company had outstanding borrowings on floor plan financing agreements of $96.3 million and $94.6 million, respectively. Total credit line capacity provided under the agreements was $308.0 million as of September 26, 2026. The weighted average interest rate on floor plan payables was 5.28% at September 26, 2026. Borrowings are secured by the homes and are required to be repaid when the Company sells the related home to a customer.

10. Revenue Recognition

The following tables disaggregate the Company’s revenue by sales category:

	Three months ended September 26, 2026
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$405,096	$25,252	$—	$430,348
Retail	285,703	—	—	285,703
Transportation/Other	—	—	10,981	10,981
Total	$690,799	$25,252	$10,981	$727,032

	Six months ended September 26, 2026
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$833,142	$48,576	$—	$881,718
Retail	535,019	—	—	535,019
Transportation/Other	—	—	20,529	20,529
Total	$1,368,161	$48,576	$20,529	$1,437,266

	Three months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$393,511	$26,118	$—	$419,629
Retail	255,545	—	—	255,545
Transportation	—	—	9,255	9,255
Total	$649,056	$26,118	$9,255	$684,429

	Six months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-Built Housing	Canadian Factory-Built Housing	Corporate/ Other	Total
Manufacturing	$818,488	$56,238	$—	$874,726
Retail	492,499	—	—	492,499
Transportation	—	—	18,522	18,522
Total	$1,310,987	$56,238	$18,522	$1,385,747

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

11. Income Taxes

For the three months ended September 26, 2026 and September 27, 2025, the Company recorded $17.7 million and $18.6 million of income tax expense and had an effective tax rate of 24.2% and 23.6%, respectively. For the six months ended September 26, 2026 and September 27, 2025, the Company recorded $34.7 million and $36.3 million of income tax expense and had an effective tax rate of 24.6% and 22.2%, respectively.

The Company’s effective tax rate for the three and six months ended September 26, 2026 and September 27, 2025, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. OBBBA changed many aspects of U.S. corporate income taxation including accelerated bonus depreciation, research and experimentation expense deduction, and terminating the energy efficient home tax credit.

At September 26, 2026, the Company had no unrecognized tax benefits.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(Dollars and shares in thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income attributable to Champion Homes, Inc.	$52,661	$58,199	$101,818	$122,886
Denominator:
Basic weighted-average shares outstanding	54,164	56,352	54,530	56,729
Dilutive securities	321	319	295	330
Diluted weighted-average shares outstanding	54,485	56,671	54,825	57,059

Basic net income per share	$0.97	$1.03	$1.87	$2.17
Diluted net income per share	$0.97	$1.03	$1.86	$2.15

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Selected financial information by reportable segment was as follows:

	Three months ended September 26, 2026
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$690,799	$25,252	$10,981	$727,032
Cost of sales(1)	(514,631)	(17,227)	(1,858)
Selling, general, and administrative expenses(2)	(88,608)	(2,752)	(23,649)
Other items(3)	2,031	—	(2,756)
Segment EBITDA	$89,591	$5,273	$(17,282)

U.S. Factory-built Housing EBITDA				$89,591
Canadian Factory-built Housing EBITDA				5,273
Corporate/Other EBITDA				(17,282)
Depreciation and amortization				(12,522)
Interest income, net				5,332
Equity in net income of affiliate				290
Net income attributable to non-controlling interest				2,443
Income before income taxes				$73,125
Depreciation	$8,917	$418	$154	$9,489
Amortization	$3,033	$—	$—	$3,033
Expenditure for segment assets	$11,420	$266	$426	$12,112
Segment assets(4)	$1,340,792	$161,902	$633,444	$2,136,138

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for U.S. Factory-built Housing represents gain on debt extinguishments. Other items for Corporate/Other include equity in net loss of affiliates and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Six months ended September 26, 2026
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,368,161	$48,576	$20,529	$1,437,266
Cost of sales(1)	(1,019,756)	(33,420)	(3,899)
Selling, general, and administrative expenses(2)	(172,352)	(5,985)	(50,941)
Other items(3)	2,031	—	(1,400)
Segment EBITDA	$178,084	$9,171	$(35,711)

U.S. Factory-built Housing EBITDA				$178,084
Canadian Factory-built Housing EBITDA				9,171
Corporate/Other EBITDA				(35,711)
Depreciation and amortization				(24,857)
Interest income, net				9,871
Equity in net income of affiliate				859
Net income attributable to non-controlling interest				3,800
Income before income taxes				$141,217
Depreciation	$17,702	$827	$301	$18,830
Amortization	$6,027	$—	$—	$6,027
Expenditure for segment assets	$20,716	$570	$659	$21,945
Segment assets(4)	$1,340,792	$161,902	$633,444	$2,136,138

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(1)
Cost of sales is presented net of depreciation expense.
(2)
Selling, general, and administrative expenses are presented net of depreciation and amortization expense.
(3)
Other items for U.S. Factory-built Housing represents gain on debt extinguishments. Other items for Corporate/Other include dividend income, equity in net loss of affiliate and non-controlling interest.
(4)
Deferred tax assets for the Canadian operations are reflected in the Canadian Factory-built Housing segment. U.S. deferred tax assets are presented in Corporate/Other because an allocation between segments is not practicable.

	Three months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$649,056	$26,118	$9,255	$684,429
Cost of sales(1)	(469,627)	(18,252)	(1,537)
Selling, general, and administrative expenses(2)	(79,511)	(5,126)	(23,902)
Other items(3)	—	—	(2,100)
Segment EBITDA	$99,918	$2,740	$(18,284)

U.S. Factory-built Housing EBITDA				$99,918
Canadian Factory-built Housing EBITDA				2,740
Corporate/Other EBITDA				(18,284)
Depreciation and amortization				(11,658)
Interest income, net				4,034
Equity in net income of affiliate				125
Net income attributable to non-controlling interest				1,895
Income before income taxes				$78,770
Depreciation	$8,038	$467	$161	$8,666
Amortization	$2,992	$—	$—	$2,992
Expenditure for segment assets	$8,258	$139	$519	$8,916
Segment assets(4)	$1,298,899	$145,829	$676,077	$2,120,805

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

	Six months ended September 27, 2025
(Dollars in thousands)	U.S. Factory-built Housing	Canadian Factory-built Housing	Corporate/Other	Consolidated
Net sales	$1,310,987	$56,238	$18,522	$1,385,747
Cost of sales(1)	(950,096)	(39,669)	(3,651)
Selling, general, and administrative expenses(2)	(161,873)	(10,821)	(42,740)
Other items(3)	—	—	(2,771)
Segment EBITDA	$199,018	$5,748	$(30,640)

U.S. Factory-built Housing EBITDA				$199,018
Canadian Factory-built Housing EBITDA				5,748
Corporate/Other EBITDA				(30,640)
Depreciation and amortization				(23,560)
Interest income, net				8,570
Equity in net income of affiliate				710
Net income attributable to non-controlling interest				3,201
Income before income taxes				$163,047
Depreciation	$16,413	$927	$323	$17,663
Amortization	$5,897	$—	$—	$5,897
Expenditure for segment assets	$16,435	$493	$889	$17,817
Segment assets(4)	$1,298,899	$145,829	$676,077	$2,120,805

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

14. Commitments, Contingencies, and Legal Proceedings

Repurchase Contingencies and Guarantees

The Company is contingently liable under terms of repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. These arrangements, which are customary in the manufactured housing industry, provide for the repurchase of homes sold to retailers in the event of default by the retailer on its agreement to pay the financial institution. The risk of loss from these agreements is significantly reduced by the potential resale value of any homes that are subject to repurchase and is spread over numerous retailers. The repurchase price is generally determined by the original sales price of the home less contractually defined curtailment payments. Based on these repurchase agreements and our historical loss experience, we established an associated loss reserve which was $1.6 million at both September 26, 2026 and March 28, 2026. Excluding the resale value of the homes, the contingent repurchase obligation as of September 26, 2026 was estimated to be $213.1 million. Losses incurred on homes repurchased were immaterial during the three and six months ended September 26, 2026 and September 27, 2025.

At September 26, 2026, the Company was contingently obligated for $29.4 million under letters of credit, consisting of $12.7 million to support long-term debt, $16.4 million to support the casualty insurance program, and $0.3 million to support bonding agreements. The letters of credit are issued from a sub-facility of the Second Amended Credit Agreement. The Company was also contingently obligated for $20.4 million under surety bonds, generally to support performance on long-term construction contracts and license and service bonding requirements.

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

Champion Homes, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

Product Liability - Water Intrusion

The Company has received consumer complaints for damages related to water intrusion in homes built in one of its manufacturing facilities prior to fiscal 2022. In fiscal 2024, the Company investigated and determined the cause of the damage was the result of materials that did not perform in accordance with the manufacturer's contractual obligations. The Company has identified that certain homes constructed over that period may be affected. Based on the results of ongoing investigation and repair efforts, the Company developed a remediation plan under Subpart I of the HUD code, which was approved in fiscal 2025. The plan called for inspection and repair of affected homes if there is evidence of damage, or procedures to mitigate the opportunity for future damage. As a result of the proposal, the Company recorded a charge of $34.5 million during the fourth quarter of fiscal 2024 related to the estimated costs of the planned remediation efforts. The Company estimated the charges by establishing a range of total expected costs determined by an actuary using a Monte Carlo simulation. The analysis, which was completed at the end of the fourth quarter of fiscal 2024, resulted in a range of losses between $34.5 million and $85.0 million. At the time, the Company was not able to determine a value in the range that was more likely than any other value, and as prescribed by U.S. GAAP, recorded the charge for remediation based on the low end of the range of potential losses. During fiscal 2026, the Company reassessed the total expected remaining estimated costs of the planned remediation efforts and determined, through completed inspection, repair and settlement efforts, that there was sufficient experience such that recording to the low end of a range of losses was no longer appropriate. The actuarial analysis completed in the fourth quarter of fiscal 2026 resulted in a charge of $8.5 million to increase the remaining estimated liability to $35.6 million at March 28, 2026. The Company will continue to monitor the population of affected homes and the results of the inspection and repair activities, including actual repair costs on the affected homes and the number of affected homes to be repaired, and may revise the amount of the estimated liability, which could result in an increase or decrease in the estimated liability in future periods. At September 26, 2026 and March 28, 2026, the liability, net of remediation costs incurred to date, was $9.8 million and $35.6 million, respectively, and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

In January 2026, the Company entered into an agreement with the distributor of the roofing material to share certain costs of the remediation. As a result, the Company received $3.5 million cash payment in the fourth quarter of fiscal 2026 and agreed to receive $2.5 million of future purchase credits, of which $0.3 million and $0.6 million were received for the three and six months ended September 26, 2026. Reimbursements are reflected as a reduction to cost of goods sold as cash is received or purchase credits are applied. Additionally, the distributor will reimburse the Company for a portion of future remediation costs which will be both in the form of cash and purchase credits. Such amounts will be reflected as a reduction to cost of goods sold when those purchase credits are applied.

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

Overview

Champion Homes, Inc. is a leading producer of factory-built housing in the U.S. and Canada. The Company serves as a complete solutions provider across complementary and vertically integrated businesses including factory-built home manufacturing, company-owned retail locations, construction services, and transportation logistics services. The Company markets its homes under several nationally recognized brand names including Champion Homes, Genesis Homes, Skyline Homes, Regional Homes, Athens Park Models, Dutch Housing, Atlantic Homes, Excel Homes, Homes of Merit, All American Homes, New Era, J. Redman Homes, ScotBilt Homes, Shore Park, Silvercrest, and Titan Homes in the U.S., and Moduline and SRI Homes in western Canada. The Company operates 42 manufacturing facilities throughout the U.S. and four manufacturing facilities in western Canada that primarily construct factory-built, timber-framed, manufactured and modular houses that are sold primarily to independent retailers, builders/developers, and manufactured home community operators. The Company’s retail operations consist of 95 sales centers that sell manufactured homes to consumers across the U.S. The Company’s transportation business engages independent owners/drivers to transport manufactured homes, recreational vehicles, and other products throughout the U.S. and Canada.

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

In August 2026, the Company completed its previously announced acquisition of the assets of Homes Direct, representing 11 retail sales centers across the western region of the U.S. The acquisition expands Champion's Western U.S. footprint and accelerates the Company's direct to consumer strategy. In May 2025, the Company acquired Iseman Homes, which operated 10 retail sales centers across the North Central U.S. This acquisition enhances the Company's ability to strengthen distribution from its nearby manufacturing facilities, furthering the Company’s commitment to integrated growth.

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

Industry and Company Outlook

The need for newly built affordable, single-family housing has continued to drive demand for new homes in the U.S. and Canadian markets. In recent years, manufactured home construction experienced revenue growth due to a number of favorable demographic trends and demand drivers in the United States, including underlying growth trends in key homebuyer groups, such as the population over 55 years of age, the population of first-time home buyers, and the population of households earning less than $60,000 per year. However, in recent quarters, inflationary pressures and rising interest rates have compressed the purchasing power of homebuyers while simultaneously increasing material input costs, thereby impacting the Company’s operating margins. These macroeconomic headwinds further underscore the fundamental long-term need for affordable housing. Where possible, the Company tries to mitigate the impact of rising material input costs by taking pricing actions, working with supply chain partners, sourcing alternative materials, or making other operational improvements to minimize the effect on operating margins.

The Company's manufacturing backlog increased to $500.2 million as of September 26, 2026 compared to $313.2 million as of September 27, 2025. The increase in backlog is a function of order rates exceeding production rates during the three months ended September 26, 2026, compared to the same period in the prior fiscal year.

For the six months ended September 26, 2026, approximately 86.6% of the Company’s U.S. manufacturing sales were generated from the manufacture of homes that comply with the U.S. Department of Housing and Urban Development ("HUD") code construction standard in the U.S. Industry shipments of HUD-code homes are reported on a one-month lag. According to data reported by the Manufactured Housing Institute, HUD-code industry home shipments were 52,702 and 44,567 units during the five months ended August 31, 2026 and 2025, respectively. Based on industry data, the Company’s U.S. wholesale market share of HUD code homes sold was 23.0% and 22.6%, for the five months ended August 31, 2026 and 2025, respectively. HUD-code industry shipments have improved modestly in recent years, but are still at lower levels than the long-term historical average of over 200,000 units per year. Manufactured home sales represent approximately 11% of all U.S. single family home starts. Our estimated market share in the U.S. total housing market, based on data through August 2026, was approximately 3.0% and 2.6% for the six months ended September 26, 2026 and September 27, 2025, respectively.

UNAUDITED RESULTS OF OPERATIONS FOR THE SECOND QUARTER OF FISCAL 2027 VS. 2026

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025
Income Statements Data:
Net sales	$727,032	$684,429
Cost of sales	541,430	496,497
Gross profit	185,602	187,932
Selling, general, and administrative expenses	119,819	113,117
Operating income	65,783	74,815
Interest (income), net	(5,332)	(4,034)
Other (income) expense	(2,010)	79
Income before income taxes	73,125	78,770
Income tax expense	17,731	18,551
Net income before equity in net loss of affiliates	55,394	60,219
Equity in net loss of affiliates	290	125
Net income	$55,104	$60,094
Net income attributable to non-controlling interest	2,443	1,895
Net income attributable to Champion Homes, Inc.	$52,661	$58,199

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$52,661	$58,199
Income tax expense	17,731	18,551
Interest (income), net	(5,332)	(4,034)
Depreciation and amortization	12,523	11,658
Product liability - water intrusion, net	(313)	—
Transaction costs	618	—
Other	713	—
Gain on extinguishments of debt	(2,010)	—
Equity in net loss of ECN	—	48
Plant closure costs	—	2,580
Gain on sale of idle facility	—	(3,650)
Adjusted EBITDA	$76,591	$83,352
As a percent of net sales:
Gross profit	25.5%	27.5%
Selling, general, and administrative expenses	16.5%	16.5%
Operating income	9.0%	10.9%
Net income attributable to Champion Homes, Inc.	7.2%	8.5%
Adjusted EBITDA	10.5%	12.2%

NET SALES

The following table summarizes net sales for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	Change	% Change
Net sales	$727,032	$684,429	$42,603	6.2%
U.S. manufacturing and retail net sales	$690,799	$649,056	$41,743	6.4%
U.S. homes sold	6,724	6,575	149	2.3%
U.S. manufacturing and retail average home selling price	$102.7	$98.7	$4.0	4.1%
Canadian manufacturing net sales	$25,252	$26,118	$(866)	(3.3%)
Canadian homes sold	198	196	2	1.0%
Canadian manufacturing average home selling price	$127.5	$133.3	$(5.8)	(4.3%)
Corporate/Other net sales	$10,981	$9,255	$1,726	18.6%
U.S. manufacturing facilities in operation at end of period	42	42
U.S. retail sales centers in operation at end of period	95	82
Canadian manufacturing facilities in operation at end of period	4	4

Net sales for the three months ended September 26, 2026 were $727.0 million, an increase of $42.6 million, or 6.2%, compared to the three months ended September 27, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $41.7 million, or 6.4%, for the three months ended September 26, 2026 compared to the three months ended September 27, 2025. The increase was due to a 2.3% increase in new homes sold and 4.1% increase in the average selling price per new home. The increase in new homes sold was due to higher new home orders and production rates. The increase in average selling price was primarily due to a shift in mix to more multi-wide units and improved price realization.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $0.9 million, or 3.3% for the three months ended September 26, 2026 compared to the same period in the prior fiscal year, primarily due to a 4.3% decrease in average home selling price. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.6 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the three months ended September 26, 2026 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. Net sales increased by $1.7 million or 18.6% for the three months ended September 26, 2026 compared to the same period in the prior fiscal year due to higher volumes from Champion Financing.

GROSS PROFIT

The following table summarizes gross profit for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$168,843	$172,754	$(3,911)	(2.3%)
Canadian Factory-built Housing	7,637	7,461	176	2.4%
Corporate/Other	9,122	7,717	1,405	18.2%
Total gross profit	$185,602	$187,932	$(2,330)	(1.2%)
Gross profit as a percent of net sales	25.5%	27.5%

Gross profit as a percent of sales during the three months ended September 26, 2026 was 25.5% compared to 27.5% during the three months ended September 27, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $3.9 million, or 2.3%, during the three months ended September 26, 2026 compared to the same period in the prior fiscal year. Gross profit was 24.4% as a percent of segment net sales for the three months ended September 26, 2026, compared to 26.6% for the three months ended September 27, 2025. The decrease in gross profit as a percent of segment net sales was driven by higher manufacturing material input costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment increased by $0.2 million, or 2.4%, during the three months ended September 26, 2026 compared to the same period in the prior fiscal year. Gross profit as a percent of net sales was 30.2% for the three months ended September 26, 2026, compared to 28.6% in the same period of the prior year.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.4 million, or 18.2%, during the three months ended September 26, 2026 compared to the same period of the prior fiscal year. The increase in gross profit was due to higher volumes from Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$93,232	$83,865	$9,367	11.2%
Canadian Factory-built Housing	2,783	5,189	(2,406)	(46.4%)
Corporate/Other	23,804	24,063	(259)	(1.1%)
Total selling, general, and administrative expenses	$119,819	$113,117	$6,702	5.9%
Selling, general, and administrative expense as a percent of net sales	16.5%	16.5%

Selling, general, and administrative expenses were $119.8 million for the three months ended September 26, 2026, an increase of $6.7 million, or 5.9%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $9.4 million, or 11.2%, during the three months ended September 26, 2026 as compared to the same period in the prior fiscal year. SG&A as a percent of segment net sales increased to 13.5% for the three months ended September 26, 2026 compared to 12.9% during the comparable period of the prior fiscal year. The increase in SG&A was due to the inclusion of Homes Direct, higher incentive compensation and marketing costs and the $3.7 million gain on sale of idle facility from the prior fiscal year which did not recur.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $2.4 million, or 46.4%, for the three months ended September 26, 2026 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 11.0% for the three months ended September 26, 2026 compared to 19.9% during the comparable period of the prior fiscal year, primarily due to costs associated with the Kelowna, BC plant closure of $2.4 million being incurred in the prior fiscal year.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other decreased $0.3 million, or 1.1%, during the three months ended September 26, 2026 as compared to the same period of the prior fiscal year due to a reduction in foreign currency transaction losses and IT costs, partially offset by higher incentive compensation and professional fees.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Interest income	$6,778	$5,974	$804	13.5%
Less: interest expense	(1,446)	(1,940)	494	(25.5%)
Interest income, net	$5,332	$4,034	$1,298	32.2%
Average outstanding floor plan payable	$95,477	$101,306
Average outstanding debt	$18,105	$24,075
Average cash balance	$670,521	$612,034

Interest income, net was $5.3 million for the three months ended September 26, 2026, compared to $4.0 million for the three months ended September 27, 2025. The increase was due to lower outstanding debt balances and higher invested cash balances.

OTHER INCOME (EXPENSE)

The following table summarizes other income for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Other income (expense)	$2,010	$(79)	$2,089	(2,644.3%)

Other income for the three months ended September 26, 2026 represents the gain on debt extinguishments associated with the settlement of the notes payable to Romeo Juliet, LLC.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Income tax expense	$17,731	$18,551	$(820)	(4.4%)
Effective tax rate	24.2%	23.6%

Income tax expense for the three months ended September 26, 2026 was $17.7 million, representing an effective tax rate of 24.2%, compared to income tax expense of $18.6 million, representing an effective tax rate of 23.6% for the three months ended September 27, 2025. The effective tax rate for the three months ended September 26, 2026 was negatively impacted primarily by a decrease in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rate for each of the three months ended September 26, 2026 and September 27, 2025, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Equity in net loss of affiliates	$290	$125	$165	132.0%

Equity in net loss of affiliates of $0.3 million for the three months ended September 26, 2026 represents net losses from an unconsolidated equity method investment. Equity in net loss of affiliates of $0.1 million for the three months ended September 27, 2025 represents losses on the equity method investment in ECN and other unconsolidated equity method investments. The investment in ECN was sold in the first quarter of fiscal 2027.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Net income attributable to non-controlling interest	$2,443	$1,895	$548	28.9%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the three months ended September 26, 2026 and September 27, 2025:

	Three months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$52,661	$58,199	$(5,538)	(9.5%)
Income tax expense	17,731	18,551	(820)	(4.4%)
Interest (income), net	(5,332)	(4,034)	(1,298)	32.2%
Depreciation and amortization	12,523	11,658	865	7.4%
Product liability - water intrusion, net	(313)	—	(313)	*
Transaction costs	618	—	618	*
Other	713	—	713	*
Gain on extinguishments of debt	(2,010)	—	(2,010)	*
Equity in net loss of ECN	—	48	(48)	*
Plant closure costs	—	2,580	(2,580)	*
Gain on sale of idle facility	—	(3,650)	3,650	*
Adjusted EBITDA	$76,591	$83,352	$(6,761)	(8.1%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the three months ended September 26, 2026 was $76.6 million, a decrease of $6.8 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income as a result of lower gross margins.

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

UNAUDITED RESULTS OF OPERATIONS FOR THE FIRST HALF OF FISCAL 2027 VS. 2026

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025
Income Statements Data:
Net sales	$1,437,266	$1,385,747
Cost of sales	1,072,400	1,007,985
Gross profit	364,866	377,762
Selling, general, and administrative expenses	238,810	224,426
Operating income	126,056	153,336
Interest (income), net	(9,871)	(8,570)
Other (income)	(5,290)	(1,141)
Income before income taxes	141,217	163,047
Income tax expense	34,740	36,250
Net income before equity in net loss of affiliates	106,477	126,797
Equity in net loss of affiliates	859	710
Net income	$105,618	$126,087
Net income attributable to non-controlling interest	3,800	3,201
Net income attributable to Champion Homes, Inc.	$101,818	$122,886

Reconciliation of Adjusted EBITDA:
Net income attributable to Champion Homes, Inc.	$101,818	$122,886
Income tax expense	34,740	36,250
Interest (income), net	(9,871)	(8,570)
Depreciation and amortization	24,857	23,560
Product liability - water intrusion, net	(626)	—
Transaction costs	1,207	714
Other	2,311	—
Gain on extinguishments of debt	(2,010)	—
Equity in net loss of ECN	263	507
Net gain on sale of ECN	(2,514)	—
Plant closure costs	—	5,832
Gain on sale of idle facility	—	(3,650)
Adjusted EBITDA	$150,175	$177,529
As a percent of net sales:
Gross profit	25.4%	27.3%
Selling, general, and administrative expenses	16.6%	16.2%
Operating income	8.8%	11.1%
Net income attributable to Champion Homes, Inc.	7.1%	8.9%
Adjusted EBITDA	10.4%	12.8%

NET SALES

The following table summarizes net sales for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	Change	% Change
Net sales	$1,437,266	$1,385,747	$51,519	3.7%
U.S. manufacturing and retail net sales	$1,368,161	$1,310,987	$57,174	4.4%
U.S. homes sold	13,813	13,540	273	2.1%
U.S. manufacturing and retail average home selling price	$99.0	$96.8	$2.2	2.3%
Canadian manufacturing net sales	$48,576	$56,238	$(7,662)	(13.6%)
Canadian homes sold	383	446	(63)	(14.1%)
Canadian manufacturing average home selling price	$126.8	$126.1	$0.7	0.5%
Corporate/Other net sales	$20,529	$18,522	$2,007	10.8%
U.S. manufacturing facilities in operation at end of period	42	42
U.S. retail sales centers in operation at end of period	95	82
Canadian manufacturing facilities in operation at end of period	4	4

Net sales for the six months ended September 26, 2026 were $1.4 billion, an increase of $51.5 million, or 3.7% compared to the six months ended September 27, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Net sales for the Company’s U.S. manufacturing and retail operations increased by $57.2 million, or 4.4% for the six months ended September 26, 2026 compared to the six months ended September 27, 2025. The increase was due to a 2.1% increase in new homes sold and 2.3% increase in the average selling price per new home. The increase in new homes sold was due to higher new home orders and production rates. The increase in average selling price was primarily due to a shift in mix to more multi-wide units and improved price realization.

Canadian Factory-built Housing:

The Canadian Factory-built Housing segment net sales decreased by $7.7 million, or 13.6% for the six months ended September 26, 2026 compared to the same period in the prior fiscal year, primarily due to a 14.1% decrease in homes sold. The decrease in homes sold was due to lower demand in certain markets and the closure of the Kelowna, BC plant in the second quarter of fiscal 2026. On a constant currency basis, net sales for the Canadian segment were unfavorably impacted by approximately $0.2 million due to fluctuations in the translation of the Canadian dollar to the U.S. dollar during the six months ended September 26, 2026 as compared to the same period of the prior fiscal year.

Corporate/Other:

Net sales for Corporate/Other includes the Company’s transportation business, financing activities, and the elimination of intersegment sales. Net sales increased by $2.0 million, or 10.8% for the six months ended September 26, 2026 compared to the same period in the prior fiscal year due to higher volumes from Champion Financing.

GROSS PROFIT

The following table summarizes gross profit for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Gross profit:
U.S. Factory-built Housing	$333,841	$347,157	$(13,316)	(3.8%)
Canadian Factory-built Housing	14,396	15,735	(1,339)	(8.5%)
Corporate/Other	16,629	14,870	1,759	11.8%
Total gross profit	$364,866	$377,762	$(12,896)	(3.4%)
Gross profit as a percent of net sales	25.4%	27.3%

Gross profit as a percent of sales during the six months ended September 26, 2026 was 25.4% compared to 27.3% during the six months ended September 27, 2025. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Gross profit for the U.S. Factory-built Housing segment decreased by $13.3 million, or 3.8% during the six months ended September 26, 2026 compared to the same period in the prior fiscal year. Gross profit was 24.4% as a percent of segment net sales for the six months ended September 26, 2026, compared to 26.5% for the six months ended September 27, 2025. The decrease in gross profit as a percent of segment net sales was driven by higher manufacturing material input costs.

Canadian Factory-built Housing:

Gross profit for the Canadian Factory-built Housing segment decreased by $1.3 million, or 8.5%, during the six months ended September 26, 2026 compared to the same period in the prior fiscal year. The decrease in gross profit was due to fewer homes sold in the period compared to the prior year. Gross profit as a percent of net sales was 29.6% for the six months ended September 26, 2026, compared to 28.0% in the same period of the prior year. The increase in gross profit as a percent of segment net sales was due to the impact of the closure of the Kelowna, BC plant, which reduced segment margin percentage and did not recur in the current fiscal year.

Corporate/Other:

Gross profit for the Corporate/Other segment increased $1.8 million, or 11.8%, during the six months ended September 26, 2026 compared to the same period of the prior fiscal year due to Champion Financing.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses include in part costs that are not directly attributable to the manufacture or resale of our products, including foreign currency transaction gains and losses, equity compensation, and intangible amortization expense. The following table summarizes selling, general, and administrative expenses for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Selling, general, and administrative expenses:
U.S. Factory-built Housing	$181,516	$170,448	$11,068	6.5%
Canadian Factory-built Housing	6,051	10,915	(4,864)	(44.6%)
Corporate/Other	51,243	43,063	8,180	19.0%
Total selling, general, and administrative expenses	$238,810	$224,426	$14,384	6.4%
Selling, general, and administrative expense as a percent of net sales	16.6%	16.2%

Selling, general, and administrative expenses were $238.8 million for the six months ended September 26, 2026, an increase of $14.4 million, or 6.4%, compared to the same period in the prior fiscal year. The following is a summary of the change by operating segment.

U.S. Factory-built Housing:

Selling, general, and administrative expenses for the U.S. Factory-built Housing segment increased $11.1 million, or 6.5% during the six months ended September 26, 2026 as compared to the same period in the prior fiscal year. SG&A as a percent of segment net sales increased to 13.3% for the six months ended September 26, 2026 compared to 13.0% during the comparable period of the prior fiscal year. The increase in SG&A was due to higher employee compensation and marketing costs, the inclusion of Homes Direct, and the $3.7 million gain on the sale of an idle facility in the second quarter of fiscal 2026 that did not recur in the current year.

Canadian Factory-built Housing:

Selling, general, and administrative expenses for the Canadian Factory-built Housing segment decreased $4.9 million, or 44.6%, for the six months ended September 26, 2026 when compared to the same period of the prior fiscal year. Selling, general, and administrative expenses as a percent of segment net sales decreased to 12.5% for the six months ended September 26, 2026 compared to 19.4% during the comparable period of the prior fiscal year, primarily due to costs associated with the Kelowna, BC plant closure of $5.2 million being included in the prior fiscal year.

Corporate/Other:

Selling, general, and administrative expenses for Corporate/Other includes the Company’s transportation operations, corporate costs incurred for all segments, and intersegment eliminations. Selling, general, and administrative expenses for Corporate/Other increased $8.2 million, or 19.0%, during the six months ended September 26, 2026 as compared to the same period of the prior fiscal year. The increase was primarily due to higher employee compensation and incentive expense, higher professional fees and foreign currency transaction losses.

INTEREST INCOME, NET

The following table summarizes the components of interest income, net for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Interest income	$13,156	$12,007	$1,149	9.6%
Less: interest expense	(3,285)	(3,437)	152	(4.4%)
Interest income, net	$9,871	$8,570	$1,301	15.2%
Average outstanding floor plan payable	$95,477	$102,509
Average outstanding debt	$13,435	$24,409
Average cash balance	$670,521	$614,539

Interest income, net was $9.9 million for the six months ended September 26, 2026, compared to $8.6 million for the six months ended September 27, 2025. The increase was due to lower outstanding debt balances and higher average invested cash balances.

OTHER INCOME

The following table summarizes other income for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Other income	$5,290	$1,141	$4,149	363.6%

Other income for the six months ended September 26, 2026 represents gain on debt extinguishments of $2.0 million, the net gain on sale of the Company's investment in ECN common and preferred shares of $2.5 million and dividend income of $0.8 million from the investment in ECN Preferred Shares. Other income for the six months ended September 27, 2025 represents dividend income of $1.1 million from the investment in ECN Preferred Shares.

INCOME TAX EXPENSE

The following table summarizes income tax expense for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Income tax expense	$34,740	$36,250	$(1,510)	(4.2%)
Effective tax rate	24.6%	22.2%

Income tax expense for the six months ended September 26, 2026 was $34.7 million, representing an effective tax rate of 24.6% compared to income tax expense of $36.3 million representing an effective tax rate of 22.2% for the six months ended September 27, 2025. The effective tax rate for the six months ended September 26, 2026 was negatively impacted primarily by a decrease in recognition of tax credits related to the sale of energy efficient homes.

The Company’s effective tax rate for each of the six months ended September 26, 2026 and September 27, 2025, differs from the federal statutory income tax rate of 21.0% due primarily to the effect of state and local income taxes, non-deductible expenses, tax credits, and results in foreign jurisdictions.

EQUITY IN NET LOSS OF AFFILIATES

The following table summarizes equity in net loss of affiliates for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Equity in net loss of affiliates	$859	$710	$149	21.0%

The Company's investment in ECN was accounted for under the equity method and the Company’s share of the earnings or losses of ECN were recorded on a three-month lag. Equity in net loss of affiliates of $0.9 million for the six months ended September 26, 2026 represents a loss on the equity method investment in ECN of $0.3 million and net losses from other unconsolidated equity method investments of $0.6 million. Equity in net loss of affiliates of $0.7 million for the six months ended September 27, 2025 represents a loss on the equity method investment in ECN of $0.5 million and net losses from other equity method investments of $0.2 million.

NON-CONTROLLING INTEREST

The following table summarizes net income attributable to non-controlling interest for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Net income attributable to non-controlling interest	$3,800	$3,201	$599	18.7%

Net income attributable to non-controlling interest represents the minority partner's 49% share of the results of operations of Champion Financing.

ADJUSTED EBITDA

The following table reconciles net income attributable to Champion Homes, Inc., the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, a non-GAAP financial measure, for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	$ Change	% Change
Net income attributable to Champion Homes, Inc.	$101,818	$122,886	$(21,068)	(17.1%)
Income tax expense	34,740	36,250	(1,510)	(4.2%)
Interest (income), net	(9,871)	(8,570)	(1,301)	15.2%
Depreciation and amortization	24,857	23,560	1,297	5.5%
Product liability - water intrusion, net	(626)	—	(626)	*
Transaction costs	1,207	714	493	69%
Other	2,311	—	2,311	*
Gain on extinguishments of debt	(2,010)	—	(2,010)	*
Equity in net loss of ECN	263	507	(244)	(48.1%)
Net gain on sale of ECN	(2,514)	—	(2,514)	*
Plant closure costs	—	5,832	(5,832)	*
Gain on sale of idle facility	—	(3,650)	3,650	*
Adjusted EBITDA	$150,175	$177,529	$(27,354)	(15.4%)

* indicates that the calculated percentage is not meaningful

Adjusted EBITDA for the six months ended September 26, 2026 was $150.2 million, a decrease of $27.4 million from the same period of the prior fiscal year. The decrease is primarily a result of lower operating income as a result of lower gross margins.

BACKLOG

Although orders from customers can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled U.S. and Canadian manufacturing orders at September 26, 2026 totaled $500.2 million compared to $313.2 million at September 27, 2025. The increase in backlog is a function of order rates exceeding production rates during the six months ended September 26, 2026, compared to the same period in the prior year.

Liquidity and Capital Resources

Sources and Uses of Cash

The following table presents summary cash flow information for the six months ended September 26, 2026 and September 27, 2025:

	Six months ended
(Dollars in thousands)	September 26, 2026	September 27, 2025
Net cash provided by (used in):
Operating activities	$115,438	$151,178
Investing activities	61,622	(37,795)
Financing activities	(109,243)	(107,887)
Effect of exchange rate changes on cash, cash equivalents	(3,294)	2,906
Net increase in cash and cash equivalents	64,523	8,402
Cash and cash equivalents at beginning of period	638,259	610,338
Cash and cash equivalents at end of period	$702,782	$618,740

The Company’s primary sources of liquidity are cash flows from operations and existing cash balances. Cash balances and cash flows from operations for the next year are expected to be adequate to cover working capital requirements, capital expenditures, and strategic initiatives and investments. The Company's Second Amended Credit Agreement provides for a $200.0 million revolving credit facility, including a $45.0 million letter of credit sub-facility. At September 26, 2026, $170.6 million was available for borrowing under the Second Amended Credit Agreement. The Company’s revolving credit facility includes (i) a maximum consolidated total net leverage ratio of 3.25 to 1.00, subject to an upward adjustment upon the consummation of a material acquisition, and (ii) a minimum interest coverage ratio of 3.00 to 1.00. The Company anticipates compliance with its debt covenants and projects its level of cash availability to be in excess of cash needed to operate the business for the next year and beyond. In the event operating cash flow and existing cash balances were deemed inadequate to support the Company’s liquidity needs, and one or more capital resources were to become unavailable, the Company would revise its operating strategies.

Cash provided by operating activities was $115.4 million for the six months ended September 26, 2026 compared to $151.2 million for the six months ended September 27, 2025. The decrease was primarily driven by lower operating income before non-cash charges.

Cash provided by investing activities was $61.6 million for the six months ended September 26, 2026 compared to cash used in investing activities of $37.8 million for the six months ended September 27, 2025. The increase in cash provided by investing activities was primarily related to the sale of the investment in ECN common and preferred shares during the first quarter of fiscal 2027 partially offset by higher cash spent on acquisitions compared to the prior fiscal year.

Cash used in financing activities was $109.2 million for the six months ended September 26, 2026 compared to $107.9 million for the six months ended September 27, 2025. The change between periods was primarily a result of changes in floor plan financing. Cash used for repurchases of common stock was $100.0 million for each of the six months ended September 26, 2026 and September 27, 2025.

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
•
changes in U.S. trade policies, including tariffs or other trade protection measures;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s interest rate and foreign exchange risks, see Part II, Item 7A of the Fiscal 2026 Annual Report, under the heading "Quantitative and Qualitative Disclosures about Market Risk." There have been no material changes in such risks since March 28, 2026.

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

The Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act at September 26, 2026. Based upon this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2026.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the second quarter of fiscal 2027 we completed the acquisition of Homes Direct and are currently integrating Homes Direct into our operations, compliance programs and internal control processes. United States Securities and Exchange Commission guidance allows companies to exclude acquisitions from their assessment of the internal control over financial reporting during the first year following an acquisition while integrating the acquired company. We have excluded the acquired operations of Homes Direct from our assessment of the Company's internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On May 16, 2024, the Company's Board of Directors initiated a share repurchase program. The Company has been repurchasing shares since the program's initiation and the Board of Directors has continued to refresh the amount of authorized share repurchases. At September 26, 2026, there was $100.0 million remaining under the current share repurchase authorization. In October 2026, the Board of Directors approved an increase to the share repurchase program of $50.0 million to refresh the available amount to $150.0 million. Under this program, the number of shares ultimately purchased, and the timing of purchases are at the discretion of management and subject to compliance with applicable laws and regulations. The share repurchase program does not expire. The Company intends to fund the program from existing cash. Share repurchases are made in the open market or in privately negotiated transactions in compliance with applicable state and federal securities laws and other legal requirements. The level of repurchase activity is subject to market conditions and other investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time. Share repurchase activity during the three months ended September 26, 2026 was as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands)
08/02/26 - 08/29/26	466,053	$92.09	466,053
08/30/26 - 09/26/26	78,794	$89.71	78,794
	544,847		544,847	$100,000

Item 5. OTHER INFORMATION

During the three months ended September 26, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 Trading Plan or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of Chief Financial Officer pursuant to Exchange Act rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101 (INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101(SCH)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Champion Homes, Inc.

Registrant

Signature	Title	Date

/s/ Tim Larson	President and Chief Executive Officer	November 4, 2026
Tim Larson	(Principal Executive Officer)

/s/ David McKinstray	Executive Vice President, Chief Financial Officer and Treasurer	November 4, 2026
David McKinstray	(Principal Financial Officer)